Form 10-K
period 2014-02-28
VOXX International Corp
filed 2014-05-15
CIK 807707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2014

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
Yes   ☒ No   ☐

The aggregate market value of the common stock held by non-affiliates of the Registrant was $293,458,417 (based upon closing price on the Nasdaq Stock Market on August 31, 2013).

The number of shares outstanding of each of the registrant's classes of common stock, as of May 13, 2014 was:

Class	Outstanding

Class A common stock $.01 par value	22,172,968
Class B common stock $.01 par value	2,260,954

DOCUMENTS INCORPORATED BY REFERENCE

Part III -  (Items 10, 11, 12, 13 and 14) Proxy Statement for Annual Meeting of Stockholders to be filed on or before June 10, 2014.

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

The Company’s current fiscal year began March 1, 2013 and ended February 28, 2014.

PART I

Item 1-Business

Effective December 1, 2011, Audiovox Corporation changed its name to VOXX International Corporation ("Voxx," "We," "Our," "Us" or the "Company"). The Company believes that the name VOXX International is a name that better represents the widely diversified interests of the Company. Voxx is a leading international manufacturer and distributor in the Automotive, Premium Audio and Consumer Accessories industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through eighteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., Audiovox Consumer Electronics, Inc. ("ACE"), Audiovox German Holdings GmbH ("Audiovox Germany"), Audiovox Venezuela, C.A., Audiovox Canada Limited, Audiovox Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Audiovox Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Klipsch Holding LLC ("Klipsch"), Car Communication Holding GmbH ("Hirschmann"), Omega Research and Development, LLC ("Omega") and Audiovox Websales LLC. We market our products under the Audiovox® brand name, other brand names and licensed brands, such as 808®, Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Energy®, Heco®, Hirschmann Car Communication®, Incaar™, Invision®, Jamo®, Jensen®, Klipsch®, Mac Audio™, Magnat®, Mirage®, Oehlbach®, Omega®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories®, Schwaiger®, Spikemaster®, Recoton®, Road Gear®, and Terk®, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers.

Audiovox was incorporated in Delaware on April 10, 1987, as successor to a business founded in 1960 by John J. Shalam, our Chairman and controlling stockholder.  Our extensive distribution network and long-standing industry relationships have allowed us to benefit from growing market opportunities and emerging niches in the electronics business.

During Fiscal 2013, the Company realigned its subsidiaries into three operating segments based upon the Company's products and internal organizational structure. The operating segments consist of the Automotive, Premium Audio and Consumer Accessories segments. The Automotive segment designs, manufactures, distributes and markets rear-seat entertainment devices, satellite radio products, automotive security, remote start systems, digital TV tuners, mobile antennas, mobile multimedia devices, aftermarket/OE-styled radios, car-link smartphone telematics application, collision avoidance systems and location-based services. The Premium Audio segment designs, manufactures, distributes and markets home theater systems, high-end loudspeakers, outdoor speakers, iPod/computer speakers, business music systems, cinema speakers, flat panel speakers, bluetooth speakers, soundbars, headphones and DLNA (Digital Living Network Alliance). The Consumer Accessories segment designs and markets remote controls; rechargeable battery packs; wireless and bluetooth speakers; personal sound amplifiers; and iPod docks/iPod sound, A/

V connectivity, portable/home charging, reception and digital consumer products. See Note 13 to the Company's Consolidated Financial Statements for segment and geographic area information.

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

Acquisitions

We have acquired and continue to integrate the following acquisitions, discussed below, into our existing business structure:

On March 14, 2012, Voxx International (Germany) GmbH, a wholly owned subsidiary of Voxx, acquired all of the issued and outstanding shares of Car Communication Holding GmbH and its worldwide subsidiaries ("Hirschmann") for a total purchase price of approximately $114,000 (based on the rate of exchange as of the close of business on the closing date) plus related transaction fees, expenses and working capital adjustments. Hirschmann is a recognized tier-1 supplier of communications and infotainment solutions and antenna solutions, primarily to the automotive industry, and counts among its global customers Audi, BMW, DAF, Daimler, PSA, Renault, Volkswagen Group and AT&T, among others. Hirschmann delivers technologically advanced automotive antenna systems and automotive digital TV tuner systems and is recognized throughout the industry for its commitment to innovation, having developed the world's first analog to digital tuner and the first digital TV tuner for the Chinese market.

On March 1, 2011, Soundtech LLC, a Delaware limited liability company and wholly-owned subsidiary of Voxx, acquired all of the issued and outstanding shares of Klipsch Group, Inc. and its worldwide subsidiaries ("Klipsch") for a total purchase price of $169,599 including contingent consideration of approximately $2,200 as a result of a contractual agreement with a former principal shareholder, plus related transaction fees and expenses. Klipsch is a global provider of high-end speakers for audio, multi-media and home theater applications. The acquisition of Klipsch added world-class brand names to Voxx's offerings, increased its distribution network, both domestically and abroad, and provided the Company with entry into the high-end installation market at both the residential and commercial installation market. In addition to the Klipsch® brand, the Klipsch portfolio includes Jamo®, Mirage®, and Energy®.

In February 2010, the Company’s subsidiary, Invision Automotive Systems, Inc. completed the acquisition of the assets of Invision Industries, Inc. ("Invision"), a leading manufacturer of rear seat entertainment systems to OEM’s, Toyota port facilities, and car dealers.  The purpose of this acquisition was to increase our R&D capabilities, add a manufacturing facility to our business structure and augment our OE group.

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

The key elements of our strategy are as follows:

Continue to build and capitalize on the VOXX family of brands. We believe the "VOXX" portfolio of brands is one of our greatest strengths and offers us significant opportunity for increased market penetration. Today, VOXX International has over 30 global brands in its portfolio, which provides the Company with the ability to bring to market products under brands that consumers know to be quality. In addition, with such a wide brand portfolio, we can manage channels and sell into multiple outlets as well as leverage relationships with distributors, retailers, aftermarket car dealers and expeditors, and to global OEMs. Finally, we are open to opportunities to license some of the brands as an additional use of the brands and a growth strategy.

Continue to maintain diversified, blue chip customer base. Voxx distributes products through a wide range of specialty and mass merchandise channels, and has arrangements with tier-1 auto OEMs. OEM products account for 38% of Fiscal 2014 sales. The top-five customers were 29% of sales, and no single customer was over 10% of 2014 sales.

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

Use innovative technology generation capabilities to enable us to build a robust pipeline of new products. Voxx has invested significantly in R&D, and has increased R&D expenditures from $441 in Fiscal 2012, to $15,890 and $21,267 in Fiscal 2013 and Fiscal 2014, respectively. Voxx uses a mix of internal and external R&D, internal and external manufacturing, and has a number of valuable trademarks, copyrights, patents, domain names and other intellectual property. Through Voxx's increased focus on R&D, Voxx has built a pipeline of new products across all three segments.

Leverage our domestic and international distribution network. We believe that today VOXX International has the most expansive distribution network in its history. Our distribution network, which includes power retailers, mass merchandisers, distributors, professional and commercial installation channels, car dealers and OEM's will allow us to increase our market penetration. Recently, we have expanded into new channels, such as drug store, hardware and furniture chains and we intend to capitalize on our existing and new distribution outlets to further grow our business across our three operating segments, both domestically and abroad.

Grow our international presence. We continue to expand our international presence in Europe through our subsidiaries in Germany, as well as operations in Canada, Mexico, Hungary, Venezuela and Hong Kong. We also continue to export from our domestic operations in the United States. Through our most recent acquisitions of Klipsch and Hirschmann, we have expanded our presence throughout Europe, the Asia Pacific region and in select emerging markets. Our strategy remains to diversify our exposure to any particular geography, while expanding our product offerings and distribution touch points across the world.

Pursue strategic and complementary acquisitions. We continue to monitor economic and industry conditions in order to evaluate potential strategic and synergistic business acquisitions that are expected to allow us to leverage overhead, penetrate new markets and expand our existing business distribution. Over the past several years, the Company has employed an M&A strategy to build its brand portfolio and enhance its product offering in higher margin product categories, while at the same time, exiting lower margin and commoditized product lines, resulting in improved bottom-line performance. The Company is focused on continuing to grow organically, but may pursue opportunistic acquisitions to augment our automotive segment (primarily with OEM accounts), consumer accessories and premium audio.

Improve bottom-line performance and generate sustainable shareholder returns. The Company has instituted an aggressive strategy in recent years to shift its product mix to higher-margin product categories, while controlling costs and strategically investing in its infrastructure. These changes have resulted in higher gross profit margins and in recent periods, higher operating and net income. The Company remains focused on growing its business organically, continuing to enhance its gross profit margins and leveraging its fixed overhead structure to generate sustainable returns for its stockholders.

Maintain disciplined acquisition criteria. All of our acquisitions over the past decade have been made to strengthen our product offerings, customer reach and growth potential across our operating business segments. Our strategy remains to acquire complimentary businesses, products and/or assets in any of our three operating segments, including Automotive, Premium Audio and Consumer Accessories. Additionally, acquisitions should have a gross margin structure equal to or higher than our consolidated gross margins, and we will continue to look for acquisitions where we can leverage corporate overhead and resources. Furthermore, it is important that management remains with Voxx as part of the acquisition, as their domain expertise, knowledge of both the inner workings of their respective companies and the end-markets they serve are paramount to successfully running operations and achieving growth. We also pursue acquisitions that will be accretive for the Company and its shareholders in the first year such acquisitions are made.

Rapidly integrate acquired businesses. One of the more compelling factors as to why acquired businesses choose VOXX International is that we are perceived as both a financial and strategic partner. We are operators, and companies view their association with us as a positive for the future of their businesses in that we can provide resources and support that others in our sector, or in the Private Equity community, cannot. Our strategy upon acquisition and in the years that follow is to leverage our corporate strengths and integrate acquisitions into our operations. We provide accounting, MIS, warehouse and logistics support, as well as a host of value-added services that enable acquired companies to lower their cost basis and improve profitability. Over the past year in particular, we have consolidated facilities in our German operations and in Indiana, where we brought our RCA® and Klipsch operating groups together. We have also implemented an Enterprise Resource Planning (ERP) upgrade, which has brought many of our acquired businesses onto our corporate systems, which will provide future cost savings and improved efficiencies.

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

Products

The Company currently reports sales data for the following three operating segments:

Automotive products include:

▪	mobile multi-media video products, including in-dash, overhead and headrest systems,

▪	autosound products including radios, amplifiers and CD changers,

▪	satellite radios including plug and play models and direct connect models,

▪	smart phone telematics applications,

▪	automotive security and remote start systems,

▪	automotive power accessories,

▪	rear observation and collision avoidance systems,

▪	TV tuners and antennas, and

▪	location based services.

Premium Audio products include:

▪	premium loudspeakers,

▪	architectural speakers,

▪	commercial speakers,

▪	outdoor speakers,

▪	flat panel speakers

▪	wireless speakers

▪	bluetooth speakers,

▪	home theater systems,

▪	business music systems,

▪	streaming music systems,

▪	on-ear and in-ear headphones,

▪	soundbars and sound bases, and

▪	DLNA (Digital Living Network Alliance).

Accessories products include:

▪	High-Definition Television ("HDTV") antennas,

▪	Wireless Fidelity ("WiFi") antennas,

▪	High-Definition Multimedia Interface ("HDMI") accessories,

▪	home electronic accessories such as cabling,

▪	other connectivity products,

▪	power cords,

▪	performance enhancing electronics,

▪	TV universal remotes,

▪	flat panel TV mounting systems,

▪	iPod specialized products,

▪	wireless headphones,

▪	wireless speakers,

▪	bluetooth speakers,

▪	rechargeable battery backups (UPS) for camcorders, cordless phones and portable video (DVD) batteries and accessories,

▪	power supply systems and charging products,

▪	electronic equipment cleaning products,

▪	personal sound amplifiers,

▪	set-top boxes,

▪	home and portable stereos,

▪	digital multi-media products, such as personal video recorders and MP3 products,

▪	camcorders,

▪	clock radios,

▪	digital voice recorders, and

▪	portable DVD players.

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

Net sales by segment, gross profit and net assets are as follows:

	Fiscal	Fiscal	Fiscal
	2014	2013	2012
Automotive	$412,531	$416,557	$291,231
Premium Audio	189,208	192,987	191,427
Consumer Accessories	206,319	224,701	221,518
Corporate/Eliminations	1,651	1,332	2,886
Total net sales	$809,709	$835,577	$707,062

Gross profit	$230,248	$236,822	$202,955
Gross margin percentage	28.4%	28.3%	28.7%

Total assets	$747,150	$829,272	$632,882

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

License and royalty programs offered to our manufacturers, customers and other electronic suppliers are structured using a fixed amount per unit or a percentage of net sales, depending on the terms of the agreement. Current license and royalty agreements have duration periods which range from 1 to 17 years or continue in perpetuity. Certain agreements may be renewed at termination of the agreement. The Company's license and royalty income is recorded upon sale and amounted to $2,072, $2,559 and $2,239 for the years ended February 28, 2014, February 28, 2013 and February 29, 2012, respectively.

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

We sell our products under OEM arrangements with domestic and/or international subsidiaries of automobile manufacturers such as Volkswagen, Audi, BMW, DAF Daimler, Peugeot, Ford Motor Company, Chrysler, General Motors Corporation, Toyota, Kia, Mazda, Subaru, Nissan, Porsche and Bentley. These arrangements require a close partnership with the customer as we develop products to meet specific requirements.  OEM products accounted for approximately 38%, 33% and 19% of net sales for the years ended February 28, 2014, February 28, 2013 and February 29, 2012, respectively.

Our five largest customers represented 29% of net sales during the year ended February 28, 2014, 28% for the year ended February 28, 2013, and 26% for the year ended February 29, 2012. Best Buy accounted for more than 10% of the Company's sales for Fiscal 2012. No one customer accounted for more than 10% of the Company's sales for the years ended February 28, 2014 and 2013.

We also provide value-added management services, which include:

•	product design and development,

•	engineering and testing,

•	sales training and customer packaging,

•	in-store display design,

•	installation training and technical support,

•	product repair services and warranty,

•	nationwide installation network,

•	warehousing, and

•	specialized manufacturing.

We have flexible shipping policies designed to meet customer needs. In the absence of specific customer instructions, we ship products within 24 to 48 hours from the receipt of an order from public warehouses, as well as owned and leased facilities throughout the United States, Venezuela, Canada, Mexico, China, Hong Kong, France, the Netherlands, Hungary and Germany. The Company also employs a direct ship model from our suppliers for select customers upon their request.

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

We are committed to providing product warranties for all of our product lines, which generally range from 90 days up to five years. The Company also provides warranties for certain vehicle security products for the life of the vehicle for the original owner. To support our warranties, we have independent warranty centers throughout the United States, Canada, Mexico, Central America, Puerto Rico, Europe and Venezuela.  Our customer service group, along with our Company websites, provides product information, answers questions and serves as a technical hotline for installation help for end-users and customers.

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

Employees

As of February 28, 2014, we employed approximately 2,100 people worldwide, of which approximately 400 were covered under collective bargaining agreements.  We consider our relations with employees to be good as of February 28, 2014.

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

We have few long-term sales contracts with our customers that contain guaranteed customer purchase commitments.

Sales of many of our products are made by written purchase orders and are terminable at will by either party. We do have long-term sales contracts with certain customers, however, these contracts do not require the customers to guarantee specific levels of product purchases over the term of the contracts. The unexpected loss of all or a significant portion of sales to any one of our large customers could have a material adverse effect on our performance.

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

As part of our business strategy, we intend to continue to increase our international sales, although we cannot assure you that we will be able to do so. Approximately 33% of our net sales currently originate in markets outside the U.S. While geographic diversity helps to reduce the Company's exposure to risk in any one country or part of the world, it also means that we are subject to the full range of risks associated with significant international operations, including, but not limited to:

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

For example, in February 2013, the government of Venezuela devalued its currency, and in January 2014 the government announced a further exchange rate adjustment for certain foreign investments and non-essential items, both of which affected our business and results of operations. Likewise, in 2010, our results of operations were impacted by the designation of Venezuela as hyperinflationary and the subsequent currency devaluations in Venezuela that year. Volume restrictions on the conversion of the Venezuelan Bolivar Fuerte to U.S. Dollar limits purchasing activity for our Venezuelan subsidiary. In 2013, a new president was elected in Venezuela, creating further uncertainty about the country's political and economic future. Going forward, additional government actions, including further currency devaluations or continued worsening import authorization controls, foreign exchange price controls or labor unrest in Venezuela could have further adverse impacts on our business and results of operations.

Substantial political and economic uncertainty in Venezuela puts our local assets at risk.

We currently operate a subsidiary in Venezuela, which has seen a substantial decrease in sales revenue for Fiscal 2014 and 2013 due to the current economic and political climate. In addition, we hold fixed assets at this subsidiary totaling approximately $14,000. If conditions continue to deteriorate, we may be at risk of losses to our capital assets, including declines in fair value or government confiscation of certain assets.

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

The electronics industry is characterized by a number of key customers. Specifically 29%, 28% and 26% of our sales were to five customers in Fiscal 2014, 2013 and 2012, respectively. The loss of one or more of these customers could have a material adverse impact on our business.

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

Our business could be affected by weather-related factors.

Our results of operations may be adversely affected by weather-related factors. Severe winter weather conditions may deter or prevent patrons from reaching facilities where our products are sold. Although our budget assumes certain seasonal fluctuations in our revenues to ensure adequate cash flow during expected periods of lower revenues, we cannot ensure that weather-related factors will not have a material adverse effect on our operations.

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

We are increasingly dependent on the continuous and reliable operation of our information technology systems, and a disruption of these systems, resulting from cyber security attacks or other events, could adversely affect our business.

We increasingly depend on our information technology, or IT, infrastructure in order to achieve our business objectives. If we experience a problem that impairs this infrastructure, such as a computer virus, a problem with the functioning of an important IT application, or an intentional disruption of our IT systems by a third party, the resulting disruptions could impede our ability to record or process orders, manufacture and ship in a timely manner, or otherwise carry on our business in the ordinary course. Any such events could cause us to lose customers or revenue and could require us to incur significant expense to eliminate these problems and address related security concerns.

Computer viruses, malware, and other “hacking” programs and devices may cause significant damage, delays or interruptions to our systems and operations or to certain of the products that we sell, resulting in damage to our reputation and brand names. They may also attack our infrastructure, industrial machinery, software or hardware causing significant damage, delays or other service interruptions to our systems and operations. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions, loss or corruption of data, software, hardware or other computer equipment. In addition, increasingly sophisticated malware may target real-world infrastructure or product components, including certain of the products that we currently or may in the future sell by attacking, disrupting, reconfiguring and/or reprogramming industrial control software. We may incur significant costs to protect our systems and equipment against the threat of, and to repair any damage caused by, computer viruses and hacking. Moreover, if a computer virus or hacking affects our systems or products, our reputation and brand names could be materially damaged and use of our products may decrease.

We are subject to governmental regulations.

We always face the possibility of new governmental regulations which could have a substantial effect on our operations and profitability.  The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as “conflict minerals,” originating from the Democratic Republic of Congo and adjoining countries. As a result, in August 2012, the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals in their products. Accordingly, we began our reasonable country of origin inquiries in Fiscal 2014, with initial disclosure requirements beginning in May 2014. There are costs associated with complying with these disclosure requirements, including for due diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering "conflict free" conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

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

Goodwill and other intangible assets recorded on our balance sheet as of February 28, 2014 was $292,250.  We evaluate the recoverability of recorded goodwill and other intangible asset amounts annually, or when evidence of potential impairment exists.  The annual impairment test is based on several factors requiring judgment. Changes in our operating performance or business conditions resulted in an impairment of goodwill and other intangible assets in Fiscal 2014 and could result in future impairments, which could be material to our results of operations.

A portion of our workforce is represented by labor unions. Collective bargaining agreements can increase our expenses. Labor disruptions could adversely affect our operations.

As of February 28, 2014, approximately 400 of our full-time employees were covered by collective bargaining agreements. While it is unlikely that disruptions to our operations due to labor related problems would have an adverse effect on our business based on the current number of union employees, as the Company continues to pursue selected business acquisitions, it is possible that the number of employees covered by collective bargaining agreements may increase. We cannot predict whether labor unions may be successful in organizing other portions of our workforce or what additional costs we could incur as a result.

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

Item 2-Properties

Our Corporate headquarters is located at 180 Marcus Blvd. in Hauppauge, New York.  In addition, as of February 28, 2014, the Company leased a total of 28 operating facilities or offices located in 7 states as well as Germany, China, Canada, Mexico, Hong Kong, England and France. The leases have been classified as operating leases, with the exception of two, which are recorded as capital leases.  Within the United States, these facilities are located in Florida, Georgia, New York, Ohio, California, Arkansas and Michigan. The Company also owns 9 of its operating facilities or offices located in New York, Indiana and Arkansas in the United States, as well as in Germany, Venezuela and Hungary. These facilities serve as offices, warehouses, distribution centers or retail locations. Additionally, we utilize public warehouse facilities located in Virginia, Nevada, Indiana, Florida, Mexico, China, the Netherlands, Germany and Canada.

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

The products the Company sells are continually changing as a result of improved technology.  As a result, although the Company and its suppliers attempt to avoid infringing known proprietary rights, the Company may be subject to legal proceedings and claims for alleged infringement by patent, trademark or other intellectual property owners.  Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, or require the Company to either enter into royalty or license agreements which are not advantageous to the Company, or pay material amounts of damages. As of February 28, 2014, the Company has recorded approximately $1,200 related to the potential infringement of certain patents for which the Company has been approached by third parties and has made a payment of $265 in settlement of one claim. No legal action has been taken against the Company as of February 28, 2014 related to these alleged infringements and the Company is currently consulting with legal counsel and engaging in discussions with the remaining third parties in question in order to determine whether infringement has taken place and to remediate such issues, if necessary. The Company believes the remaining accrual is a reasonable estimate of the expenditures required to resolve these matters.

The Company has been a plaintiff in a class action lawsuit against several defendants relating to the alleged price fixing of certain thin film transistor liquid crystal display flat panels and certain products containing these panels purchased between the years 1999 and 2006, and the violation of U.S. antitrust laws. This class action suit was decided in favor of the plaintiffs and in July 2013, the judge in the case ordered the distribution of the settlement funds that had been ordered to be put aside by the defendants. Voxx received a sum of $5,643, which has been recorded in "Other Income (Expense)" in the Consolidated Statement of Operations and Comprehensive Income (Loss).

The Company was party to a breach of license agreement lawsuit brought against it by MPEG LA, LLC ("MPEG"). In June 2012, the Company reached an agreement with MPEG and agreed to a settlement of $13,096 in final resolution of the matter. As a result of this settlement, the Company recorded a charge of $9,475 during the nine months ended November 30, 2012 ($3,621 had been estimated and recorded by the Company in Fiscal 2012). The charge was recorded in "Other (Expense) Income" in the Consolidated Statement of Operations and Comprehensive Income (Loss). The Company sought indemnification from its suppliers for royalty payments previously paid to them that it maintains they were responsible to remit to MPEG and vigorously pursued its option under its indemnification agreements. The Company completed negotiations with one vendor for an amount of $1,110 during the first quarter of Fiscal 2013, which was recorded as an offset to the settlement expense as a recovery in "Other (Expense)Income" on the Consolidated Statement of Operations and Comprehensive Income (Loss), for a net charge of $8,365 for the nine months ended November 30, 2012. Additional recoveries of $5,689 were negotiated and recorded by the Company during the fourth quarter of Fiscal 2013. For the year ended February 28, 2014, no additional recoveries have been recorded related to this lawsuit and the Company is not aware of any additional vendors that it may recover funds from related to this matter.

Item 4-Removed and Reserved

None

PART II

Item 5-Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Securities

Market Information

The Class A Common Stock of Voxx is traded on the Nasdaq Stock Market under the symbol "VOXX."   The following table sets forth the low and high sale price of our Class A Common Stock, based on the last daily sale in each of the last eight fiscal quarters:

Year ended February 28, 2014	High	Low
First Quarter	$11.49	$8.95
Second Quarter	15.00	11.03
Third Quarter	17.90	12.17
Fourth Quarter	17.50	12.37

Year ended February 28, 2013	High	Low
First Quarter	$13.95	$9.86
Second Quarter	9.89	7.10
Third Quarter	7.82	5.65
Fourth Quarter	10.39	6.25

Dividends

We have not paid or declared any cash dividends on our common stock. We have retained, and currently anticipate that we will continue to retain, all of our earnings for use in developing our business. Future cash dividends, if any, will be paid at the discretion of our Board of Directors and will depend, among other things, upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our Board of Directors may deem relevant giving consideration to any requirements or restrictions under the Company's recently negotiated credit agreement (see Note 6(a) to the Notes to the Consolidated Financial Statements).

Holders

There are approximately 827 holders of record of our Class A Common Stock and 4 holders of Class B Convertible Common Stock.

Issuer Purchases of Equity Securities

In May 1999, we were authorized by the Board of Directors to repurchase up to 1,563,000 shares of Class A Common Stock in the open market under a share repurchase program (the "Program").  In July 2006, the Board of Directors authorized an additional repurchase up to 2,000,000 Class A Common Stock in the open market in connection with the Program.  As of February 28, 2014, the cumulative total of acquired shares (net of reissuances of 9,475) pursuant to the program was 1,815,272, with a cumulative value of $18,351. The remaining authorized share repurchase balance is 1,738,243 at February 28, 2014.  During the year ended February 28, 2014, the Company did not purchase any shares.

Performance Graph

The following table compares the annual percentage change in our cumulative total stockholder return on our common Class A common stock during a period commencing on February 28, 2008 and ending on February 28, 2014 with the cumulative total return of the Nasdaq Stock Market (US) Index and our SIC Code Index, during such period.

*$100 invested on 2/28/09 in stock or index, including reinvestment of dividends.

Item 6-Selected Consolidated Financial Data

The following selected consolidated financial data for the last five years should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	February 28, 2014	February 28, 2013 (3)	February 29, 2012 (2)	February 28, 2011	February 28, 2010 (1)
Consolidated Statement of Operations Data

Net sales	$809,709	$835,577	$707,062	$561,672	$550,695
Operating (loss) income	(37,375)	41,696	43,874	9,017	3,760
Net (loss) income	(26,597)	22,492	25,649	23,031	22,483

Net (loss) income per common share:
Basic	$(1.10)	$0.96	$1.11	$1.00	$0.98
Diluted	$(1.10)	$0.95	$1.10	$1.00	$0.98

	As of	As of	As of	As of	As of
	February 28,	February 28,	February 29,	February 28,	February 28,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data

Total assets	$747,150	$829,272	$632,882	$501,097	$488,978
Working capital	184,233	200,703	184,282	258,528	239,787
Long-term obligations (4)	175,942	228,197	88,255	25,849	32,176
Stockholders' equity	429,584	444,536	421,797	392,946	364,263

(1)	2010 amounts reflect the acquisition of Schwaiger and Invision.

(2)	2012 amounts reflect the acquisition of Klipsch (see Note 2 of the Notes to Consolidated Financial Statements).

(3)	2013 amounts reflect the acquisition of Hirschmann (see Note 2 of the Notes to Consolidated Financial Statements).

(4)	Long-term obligations include long-term debt, capital lease obligations, deferred compensation, deferred and other tax liabilities, as well as other long term liabilities.

Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations  ("MD&A")

This section should be read in conjunction with the "Cautionary Statements" and "Risk Factors" in Item 1A of Part I, and Item 8 of Part II, "Consolidated Financial Statements and Supplementary Data."

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of the business, including our strategy to give the reader a summary of the goals of our business and the direction in which our business is moving.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the year ended February 28, 2014 compared to the years ended February 28, 2013 and February 29, 2012. Next, we present adjusted EBITDA and diluted adjusted EBIDTA per common share for the year ended February 28, 2014 compared to the years ended February 28, 2013 and February 29, 2012 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources, including Contractual and Commercial Commitments."  We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

Business Overview and Strategy

Effective December 1, 2011, Audiovox Corporation changed its name to VOXX International Corporation ("Voxx," "We," "Our," "Us" or "Company"). The Company believes that the name VOXX International is a name that better represents the widely diversified interests of the Company, and the more than 30 global brands it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. Voxx is a leading international distributor and value added service provider in the automotive, premium audio and consumer accessory industries.  We conduct our business through nineteen wholly-owned subsidiaries.  Voxx has a broad portfolio of brand names used to market our products as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers.

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

The Company’s domestic and international business is subject to retail industry conditions and the sales of new and used vehicles. The recent worldwide economic condition had an adverse impact on consumer spending and vehicle sales. If the global macroeconomic environment does not continue to improve or if it deteriorates further, this could have a negative effect on the Company’s revenues and earnings. In an attempt to offset the recent market conditions, the Company continues to explore strategies and alternatives to reduce its operating expenses, such as consolidation of facilities and IT systems, and has been introducing new product to obtain a greater market share. The Company continues to focus on cash flow and anticipates having sufficient resources to operate during Fiscal 2015 and 2016.

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

Acquisitions

We have acquired and integrated several acquisitions which are outlined in the Acquisitions section of Part I and presented in detail in Note 2 to the Notes to the Consolidated Financial Statements.

Net Sales Growth

Net sales over a five-year period have increased 47.0% from $550,695 for the year ended February 28, 2010 to $809,709 for the year ended February 28, 2014.  During this period, our sales were impacted by the following items:

•	the introduction of new products and lines such as digital antennas and mobile multi-media devices, mobile iPad and iPod interfaces and bluetooth and wireless speaker products,

•	acquisition of Hirschmann's mobile communications and infotainment business,

•	acquisition of Klipsch's high-end speaker business,

•	acquisition of Invision’s mobile entertainment business,

•	acquisition of Schwaiger’s accessory business.

Partially offset by:

•
The discontinuance and reduction of various high volume/low margin product lines such as navigation, GMRS radios, flat-panel TV’s, camcorders, clock radios, digital players and digital voice recorders,

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

The accrual balance for sales incentives at February 28, 2014 and February 28, 2013 was $17,401 and $16,821, respectively.  Although we make our best estimate of sales incentive liabilities, many factors, including significant unanticipated changes in the purchasing volume and the lack of claims from customers could have a significant impact on the liability for sales incentives and reported operating results.

We reverse earned but unclaimed sales incentives based upon the expiration of the claim period of each program.  Unclaimed sales incentives that have no specified claim period are reversed in the quarter following one year from the end of the program.

For the years ended February 28, 2014, February 28, 2013 and February 29, 2012, reversals of previously established sales incentive liabilities amounted to $1,990, $3,350 and $3,662, respectively. These reversals include unearned and unclaimed sales incentives. Unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates are reversed into income in the period when the customer did not reach the required minimum purchases of product during the specified time. Reversals of unearned sales incentives for the years ended February 28, 2014, February 28, 2013 and February 29, 2012 amounted to $1,935, $2,933 and $2,200, respectively. Unclaimed sales incentives are sales incentives earned by the customer but the customer has not claimed payment within the claim period (period after program has ended). Reversals of unclaimed sales incentives for the years ended February 28, 2014, February 28, 2013 and February 29, 2012 amounted to $55, $417 and $1,462, respectively.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and current credit worthiness, as determined by a review of current credit information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  We record charges for estimated credit losses against operating expenses and charges for price adjustments against net sales in the consolidated financial statements. The reserve for estimated credit losses at February 28, 2014 and February 28, 2013 were $6,889 and $7,840, respectively. The decrease in the reserve is a result of the related decreases in sales and accounts receivable. While such credit losses have historically been within management's expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past. Since our accounts receivable are concentrated in a relatively few number of large customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of accounts receivable and our results of operations.

During Fiscal 2014, the Company entered into two supply chain financing agreements("factoring agreements") with Wells Fargo and Citibank ("the banks") to accelerate receivable collection and better manage cash flow. Under the factoring agreements, the Company has agreed to sell the banks certain of its accounts receivable balances. For those accounts receivable tendered to the banks and that the banks choose to purchase, the banks agreed to advance an amount equal to the net accounts receivable balance due, less a discount as set forth in the respective agreements. The Company's German subsidiary also has a factoring agreement with GE Capital AG that was entered into in October 2000, under which the subsidiary may factor up to €16,000 of accounts receivable at a time. The factored balances under all agreements are accounted for as sales of accounts receivable, as they are sold without recourse. Total balances factored for the year ended February 28, 2014 were approximately $100,000, $77,000 and $93,000, respectively. Fees incurred in connection with the factoring agreements totaled $258, $213 and $259 for the years ended February 28, 2014, February 28, 2013 and February 29, 2012, respectively.

Inventories

We value our inventory at the lower of the actual cost to purchase (primarily on a weighted moving average basis, with a portion valued at standard cost) and/or the current estimated market value of the inventory less expected costs to sell the inventory. We regularly review inventory quantities on-hand and record a provision, in cost of sales, for excess and obsolete inventory based primarily from selling price reductions subsequent to the balance sheet date, indications from customers based upon current negotiations, and purchase orders. A significant sudden increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. In addition, our industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand.  During the years ended February 28, 2014, February 28, 2013 and February 29, 2012, we recorded inventory write-downs of $3,602, $4,300 and $2,942, respectively.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the excess over the fair value of assets acquired (goodwill), and other intangible assets (patents, contracts, trademarks/tradenames and customer relationships).  Values assigned to the respective assets are determined in accordance with ASC 805 "Business Combinations" ("ASC 805") and ASC 350 "Intangibles – Goodwill and Other" ("ASC 350").

Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets. Generally, the primary valuation method used to determine the Fair Value ("FV") of acquired businesses is the Discounted Future Cash Flow Method ("DCF").  A five-year period is analyzed using a risk adjusted discount rate.

The value of potential intangible assets separate from goodwill are independently evaluated and assigned to the respective categories.  The largest categories from recently acquired businesses are Trademarks and Customer Relationships. The FV’s of trademarks acquired are determined using the Relief from Royalty Method based on projected sales of the trademarked products.  The FV’s of customer relationships are determined using the Multi-Period Excess Earnings Method which includes a DCF analysis, adjusted for a required return on tangible and intangible assets. The Company categorizes this fair value determination as Level 3 (unobservable) in the fair value hierarchy. The guidance in ASC 350, including management’s business intent for its use; ongoing market demand for products relevant to the category and their ability to generate future cash flows; legal, regulatory or contractual provisions on its use or subsequent renewal, as applicable; and the cost to maintain or renew the rights to the assets, are considered in determining the useful life of all intangible assets.  If the Company determines that there are no legal, regulatory, contractual, competitive, economic or other factors which limit the useful life of the asset, an indefinite life will be assigned and evaluated for impairment as indicated below.  Goodwill and other intangible assets that have an indefinite useful life are not amortized.  Intangible assets that have a definite useful life are amortized over their estimated useful life.

ASC 350 requires that goodwill and intangible assets with indefinite useful lives be tested for impairment at least annually or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying amount.  Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives and reviewed for impairment if indicators of impairment exist. To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose. To mitigate undue influence, we set criteria that are reviewed and approved by various levels of management. Additionally, we may evaluate our recorded intangible assets with the assistance of a third-party valuation firm, as necessary. All reports and conclusions are reviewed by management who has ultimate responsibility for their content. If a significant change in these estimates occurs, the Company could experience impairment charges, in addition to those noted below, in future periods.

Goodwill is tested using a two-step process. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is considered impaired if the carrying amount of the reporting unit's goodwill exceeds its estimated fair value. Voxx's reporting units that carry goodwill are Hirschmann, Invision and Klipsch. The Company has three operating segments based upon its products and internal organizational structure. These operating segments are the Automotive, Premium Audio and Consumer Accessories segments. The Hirschmann and Invision reporting units are located within the Automotive segment and the Klipsch reporting unit is located within the Premium Audio segment.The goodwill for the reporting units were tested as of February 28, 2014 using a discounted future cash flow method with discount rates that ranged from 12.5% to 15.1% within the analyses. The resulting fair values of the reporting units were evaluated giving consideration to the market capitalization of the Company. Based on the Company's goodwill impairment assessment, the Hirschmann and Invision reporting units with goodwill had estimated fair values as of February 28, 2014 that exceeded their carrying values.

Upon completion of the annual Step 1 assessment for the year ended February 28, 2014, the estimated fair value of the Klipsch reporting unit did not exceed its carrying amount, including goodwill. As a result, the second phase of the goodwill impairment test ("Step 2") was performed specific to Klipsch. Under Step 2, the fair value of all Klipsch's assets and liabilities were estimated, including tangible and intangible assets. The implied fair value of the goodwill as a residual was then compared to the recorded goodwill to determine the amount of impairment. As a result of this analysis, an impairment charge of $32,163 was recorded for goodwill for the fiscal year ended February 28, 2014 in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss) within the Premium Audio segment. No impairment charges were recorded related to goodwill during the fiscal year ended February 28, 2013.

For intangible assets with indefinite lives, primarily trademarks, the Company compared the fair value of each intangible asset with its carrying amount. To compute the fair value at February 28, 2014, various considerations were evaluated including current sales associated with these brands, management’s expectations for future sales and performance of the business. With the exception of the Technuity intangibles below, at the present time, management intends to continue the development, marketing and selling of products associated with its intangible assets and there are no known restrictions on the continuation of their use. We utilized a Relief-from-Royalty Method, applying royalty rates of 0.5% to 7.0% for the relative trademarks and domain name after reviewing comparable market rates, the profitability of the products associated with relative intangible assets, and other qualitative factors. We determined that risk-adjusted discount rates ranging from 13.2% to 15.8% were appropriate as a result of weighted average cost of capital analyses. As a result of this analysis, it was determined that certain indefinite lived trademarks were impaired, resulting in a total impairment charge of $21,715 for the fiscal year ended February 28, 2014. No impairment losses were recorded related to indefinite lived intangible assets during the twelve months ended February 28, 2013. Indicators of impairment existed which required the Company to evaluate the related long lived assets at the lowest level for which there are separately identifiable cash flows. As a result of this further analysis, no additional impairments of the long lived assets were recorded other than the abandonment noted below.

The above impairment charges were the result of various indicators that occurred during the fourth quarter of Fiscal 2014. Specifically, certain of our consumer electronic and premium audio product lines experienced significantly lower than expected performance. In addition, indications of near-term shortfalls for certain products within these lines were apparent. Taking these factors into account, along with long-term industry forecasts, the Company had re-evaluated its projections. Further, some of the weighted-average cost of capital rates increased in Fiscal 2014 as a result of higher stock volatility of market participants, as compared to overall market returns. All of these factors led to the Fiscal 2014 impairment charges for goodwill and indefinite lived intangibles.

During the fourth quarter of Fiscal 2014, the Company made a business decision to abandon its Technuity business and restructure the marketing and use of the Company's domain name. These decisions resulted in an impairment of the related definite and indefinite lived intangible assets, as well as the long lived assets in accordance with ASC360 "Property, Plant and Equipment" ("ASC 360"). As a result, an impairment charge of $3,683 was recorded related to both definite and indefinite lived tradenames, customer relationships and long lived fixed assets.

The cost of other intangible assets with definite lives are amortized on a straight-line basis over their respective lives.  Management has determined that the current lives of these assets are appropriate. Management has determined that there were no other indicators of impairment that would cause the carrying values related to intangible assets with definite lives to exceed their expected future cash flows at February 28, 2014.  Intangible assets with definite lives were not impaired at February 28, 2013.

Warranties

We offer warranties of various lengths depending upon the specific product.  Our standard warranties require us to repair or replace defective product returned by both end users and customers during such warranty period at no cost. We record an estimate for warranty related costs, in cost of sales, based upon actual historical return rates and repair costs at the time of sale. The total estimated liability for future warranty expense, which has been included in accrued expenses and other current liabilities, amounted to $12,478 at February 28, 2014 and $14,551 at February 28, 2013.  The decrease in warranty liability is due to a warranty accrual recorded in Fiscal 2013 related to a recall initiated by Subaru for which most of the devices have been replaced as of February 28, 2014 by one of the Company's suppliers. While warranty costs have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that have been experienced in the past. A significant increase in product return rates, or a significant increase in the costs to repair products, could have a material adverse impact on our operating results.

Stock-Based Compensation

We use the Black-Scholes option pricing model to compute the estimated fair value of stock-based awards.  The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates.  The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control.  We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded stock options in our stock and our expectations of volatility for the expected term of stock-based compensation awards. For restricted stock awards, the fair value of the award is the price on the date of grant. As a result, if other assumptions or estimates had been used for options granted in the current and prior periods, the total stock-based compensation expense of $641 that was recorded for the year ended February 28, 2014 could have been materially different.  Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Income Taxes

We account for income taxes in accordance with the guidance issued under Statement ASC 740, "Income Taxes" with consideration for uncertain tax positions.  We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

During Fiscal 2014, the Company recorded an income tax benefit of $58 related to federal, state and foreign taxes. The Company's effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the impact of the impairment of non-deductible goodwill and other non-deductible expenses, partially offset by an income tax benefit related to the worthless stock deduction of a foreign affiliate, and the U.S. effect of foreign operations including tax rate differences in foreign jurisdictions. The Company maintains a valuation allowance against deferred tax assets in certain foreign jurisdictions and with respect to its foreign tax credits and various investments which are more likely than not to generate capital losses in the future. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

The Company accounts for uncertain tax positions in accordance with the authoritative guidance issued under ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on tax returns should be recorded in the financial statements.  The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The Company provides loss contingencies for federal, state and international tax matters relating to potential tax examination issues, planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing, which if different, may materially impact the Company's financial condition and results of operations. The Company classifies interest and penalties associated with income taxes as a component of income tax expense (benefit) on the Consolidated Statement of Operations and Comprehensive Income (Loss).

Results of Operations

Included in Item 8 of this annual report on Form 10-K are the consolidated balance sheets at February 28, 2014 and February 28, 2013 and the consolidated statements of operations and comprehensive income, consolidated statements of stockholders’ equity and consolidated statements of cash flows for the years ended February 28, 2014, February 28, 2013 and February 29, 2012. In order to provide the reader meaningful comparison, the following analysis provides comparison of the audited year ended February 28, 2014 with the audited years ended February 28, 2013, and February 29, 2012. We analyze and explain the differences between periods in the specific line items of the consolidated statements of operations and comprehensive income.

Year Ended February 28, 2014 Compared to the Years Ended February 28, 2013 and February 29, 2012

Continuing Operations

The following table sets forth, for the periods indicated, certain Statement of Operations data for the years ended February 28, 2014 ("Fiscal 2014"), February 28, 2013 ("Fiscal 2013") and February 29, 2012 ("Fiscal 2012").

Net Sales

	Fiscal	Fiscal	Fiscal
	2014	2013	2012
Automotive	$412,531	$416,557	$291,231
Premium Audio	189,208	192,987	191,427
Consumer Accessories	206,319	224,701	221,518
Corporate	1,651	1,332	2,886
Total net sales	$809,709	$835,577	$707,062

Fiscal 2014

Automotive sales, which include both OEM and aftermarket automotive electronics, represented 50.9% of the net sales for the year ended February 28, 2014, compared to 49.9% in the prior year. The Automotive group experienced increases in its OEM manufacturing lines during the year ended February 28, 2014 due to the success of new programs with Ford and Nissan, changes in products and product mixes at the Company's Hirschmann subsidiary, a new project with Bentley, as well as stronger sales of remote start products due to a very cold and extended winter remote start season. These increases were partially offset by a continued decline in satellite fulfillment sales, as more vehicles are being built with satellite radio; the decrease in sales of aftermarket car radios, due to change in demand; a decrease in OEM sales for certain products as a result of competitive pricing decreases; as well as lower sales in Venezuela due to foreign currency restrictions resulting from current economic and political restrictions.

Premium Audio sales represented 23.4% of net sales for the year ended February 28, 2014 as compared to 23.1% in the prior year.  The decrease in Premium Audio was primarily related to the discounting of certain products being phased out, as well as a very cold and extended winter season in the U.S., which resulted in lower than expected sales during the fourth quarter of Fiscal 2014, as the ability of many consumers to travel to facilities where our products are sold was restricted or deterred. These decreases were offset by increased sales of new soundbar, bluetooth, wireless and cinema speaker products.

Consumer Accessories represented 25.5% of our net sales for the year ended February 28, 2014, compared to 26.9% in the prior year. The decrease in the Consumer Accessories group was related to sales in our international markets as a result of the prior year conversion of analog to digital broadcasting in Germany, which resulted in higher than normal sales in the first half of Fiscal 2013, as well as due to European market conditions and a very cold and extended winter season in the U.S., which resulted in lower than expected sales during the fourth quarter of Fiscal 2014, as the ability of many consumers to travel to facilities where our products are sold was restricted or deterred. In addition, there have been continued decreases in sales in low margin products, such as camcorders, clock radios, digital players, digital voice recorders, rechargeable batteries and surge protectors as a result of competition, changes in demand, changes in technology, as well as planned exits of certain products begun in Fiscal 2013. These decreases were offset by increased sales of wireless and bluetooth speaker, reception and emergency products.

Fiscal 2013

Automotive sales, which include both OEM and aftermarket automotive electronics, represented 49.9% of the net sales for the year ended February 28, 2013, compared to 41.2% in the prior year. For the year ended February 28, 2013, $153,310 of our sales from this product group was the result of our recent acquisition of Hirschmann. In addition, the automotive group experienced increases in its OEM manufacturing lines during the year ended February 28, 2013 due to the launch of new programs with Ford and Nissan in the second quarter of Fiscal 2013, as well as due to new product introductions, such as the mobile iPad and iPod interfaces. These increases were partially offset by a decline in satellite fulfillment sales and slower mobile audio sales in Europe and the United States.

Premium Audio sales increased $1,560 during the year ended February 28, 2013, as compared to the prior year.  The increase in Premium Audio was primarily related to increased sales of on-ear and in-ear headphones and soundbars, offset by declines in our European sales.

Consumer Accessories sales represented 26.9% of our net sales for the year ended February 28, 2013, as compared to 31.3% in the prior year. The decrease in the Consumer Accessories group was primarily related to decreased sales in our international markets as a result of European market conditions as well as the decrease in low margin products, such as camcorders, clock radios and digital players that the Company has been exiting throughout the year. These decreases were offset by sales of new wireless speaker products and increased sales of portable power lines and power supply systems due to the growing predominance of electronic devices in consumer homes.

Sales incentive expenses were $35,124, $32,286 and $40,009 for Fiscal 2014, 2013 and 2012, respectively, which included reversals for unclaimed and unearned sales incentives of $1,990, $3,350 and $3,662, respectively. We believe the reversal of unearned and earned but unclaimed sales incentives upon the expiration of the claim period is a disciplined, rational, consistent and systematic method of reversing unearned and earned but unclaimed sales incentives. These sales incentive programs are expected to continue and will either increase or decrease based upon competition and customer demands.

Gross Profit and Gross Margin Percentage

	Fiscal	Fiscal	Fiscal
	2014	2013	2012
Automotive	$117,297	$112,908	$72,767
	28.4%	27.1%	25.0%
Premium Audio	60,924	65,352	72,647
	32.2%	33.9%	38.0%
Consumer Accessories	50,533	57,239	54,065
	24.5%	25.5%	24.4%
Corporate	1,494	1,323	3,476
	$230,248	$236,822	$202,955
	28.4%	28.3%	28.7%

Fiscal 2014

Gross margins in the Automotive segment increased 130 basis points due to improved margins and increased sales in OEM and remote start products. This was offset by decreased sales in Venezuela as a result of economic and political conditions.

Gross margins in the Premium Audio segment decreased 170 basis points primarily as a result of declines in international sales due to European market conditions, the discounting of certain products that were phased out by the Klipsch group, as well as due to online price competition. This was partially offset by increases in sales of certain higher margin products, such as soundbars, bluetooth and wireless speakers.

Gross margins in the Consumer Accessories segment decreased 100 basis points primarily as a result of decreases in international sales as a result of a prior year spike in analog to digital TV transition related product sales. This was partially offset by an increase in sales of higher margin products, such as wireless speakers and decreases in sales of lower margin products, such as camcorders, clock radios, digital players, and digital voice recorders that the Company has been exiting.

Fiscal 2013

Gross margins in the Automotive segment increased 210 basis points due primarily to the acquisition of Hirschmann, increased sales in OEM related products and the net impact of the currency devaluation in Venezuela. This was offset by a decrease in sales of higher margin car speakers at Audiovox Germany and unfavorable swings between hedged costs and related sales.

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

Operating Expenses and Operating Income / (Loss)

	Fiscal	Fiscal	Fiscal
	2014	2013	2012
Operating Expenses:
Selling	$55,725	$51,976	$47,282
General and administrative	118,852	114,653	93,219
Engineering and technical support	34,161	26,971	15,825
Impairment charges	57,561	—	—
Restructuring expense	1,324	—	—
Acquisition related costs	—	1,526	2,755
Total Operating Expenses	$267,623	$195,126	$159,081

Operating (loss) income	$(37,375)	$41,696	$43,874

Fiscal 2014

Operating expenses increased $72,497 in Fiscal 2014 as compared to Fiscal 2013. The increase in total operating expenses was due primarily to impairment charges to goodwill, amortizing and non-amortizing intangible assets, as well as long lived assets. The impairment charges were the result of various indicators that occurred during the fourth quarter of Fiscal 2014. Specifically, certain of our consumer electronic and premium audio product lines experienced significantly lower than expected performance. In addition, indications of near-term shortfalls for certain products within these lines were apparent. Taking these factors into account, along with long-term industry forecasts, the Company had re-evaluated its projections. Further, some of the weighted-average cost of capital rates increased in Fiscal 2014 as a result of higher stock volatility of market participants, as compared to overall market returns. Additionally, during the fourth quarter of Fiscal 2014, the Company made a business decision to abandon its Technuity business and restructure the marketing and use of the Company's domain name. These decisions resulted in an impairment of the related definite and indefinite lived intangible assets, as well as the long lived assets. Increases also resulted from employee salary increases; increased employee bonuses; as well as an increase in research and development expenses at Hirschmann and advertising expenses primarily at Klipsch, as a result of new projects, sponsorships and product lines. The Company also incurred restructuring expenses for the year ended February 28, 2014 as a result of the closing of one of its warehouses and the implementation of an integrated ERP system, resulting in certain lease termination, moving and severance costs.  These increases were partially offset by decreases in professional and legal fees due to the absence of acquisition and legal activity during the year ended February 28, 2014. The Company has also continued to reduce occupancy costs as a result of the consolidation of groups into the Klipsch headquarters facility in Indianapolis, IN, which was purchased in Fiscal 2013.

Fiscal 2013

Operating expenses increased $36,045 in Fiscal 2013 as compared to Fiscal 2012. The increase in total operating expenses was due primarily to our recent acquisition of Hirschmann which accounted for $42,660 of our operating expenses during the year ended February 28, 2013, as well as an increase in advertising expense Company-wide, not including Hirschmann.  Not taking into account the acquisition of Hirschmann, the increases were partially offset by reductions in depreciation expense, headcount reduction in select groups, reductions of commissions as a result of lower net sales, reduced occupancy costs due to the purchase of Klipsch headquarters in Indianapolis, IN, which had previously been leased, as well as lower professional fees as a result of the conclusion of the MPEG lawsuit in June 2012.

Other Income/(Expense)

	Fiscal	Fiscal	Fiscal
	2014	2013	2012
Interest and bank charges	$(7,394)	$(8,288)	$(5,630)
Equity in income of equity investees	6,070	4,880	4,035
Other, net	12,044	(2,633)	(3,387)
Total other income (expense)	$10,720	$(6,041)	$(4,982)

Fiscal 2014

Other, net, for the year ended February 28, 2014 includes funds received from a customer of approximately $4,400 related to a shortfall on a contract resulting in missed projections and a payment to the Company, as well as funds of approximately $5,600 received in a class action settlement and approximately $900 related to the recovery of funds from Circuit City that had been previously written off by Klipsch prior to Voxx's acquisition of the subsidiary. Other, net, also includes net losses on foreign currency of $1,079, which includes the net effect of the January 2014 devaluation of the Venezuelan Bolivar Fuerte for certain foreign investments and non-essential items and resulted in a net gain of approximately $200, as well as charges of approximately $1,200 for the estimated and actual patent settlements with certain third parties during the year ended February 28, 2014. Other, net for the year ended February 28, 2013 includes net charges in connection with a patent suit of approximately $2,700, and losses on foreign exchange contracts of approximately $2,700 incurred in conjunction with the Hirschmann acquisition and settled during the first quarter of Fiscal 2013. These charges were partially offset by income recorded related to favorable legal settlements received by Klipsch of approximately $1,000 during the first and third quarters of Fiscal 2013 and rental income of approximately $1,100.

Interest and bank charges represent expenses for bank obligations of VOXX International Corporation and Audiovox Germany, interest for capital leases, and amortization of deferred financing costs on our credit facility. The decrease in these expenses for the year ended February 28, 2014, is due primarily to a lower balance carried on the Company's Amended Credit Facility during Fiscal 2014 as compared to the prior year.

Equity in income of equity investees increased due to increased equity income of ASA Electronics, LLC (ASA) as a result of improved sales and profitability, as well as market expansion.

Fiscal 2013

Other, net, for the year ended February 28, 2013 includes net charges in connection with a patent suit of approximately $2,700, and losses on foreign exchange contracts of approximately $2,700 incurred in conjunction with the Hirschmann acquisition and settled during the first quarter of Fiscal 2013. These charges were partially offset by income recorded related to favorable legal settlements received by Klipsch of approximately $1,000 during the first and third quarters of Fiscal 2013 and rental income of approximately $1,100. Other, net for the year ended February 28, 2013 included charges in connection with a patent lawsuit of approximately $3,600, a contingent consideration adjustment of approximately $2,000 related to a prior acquisition and an other than temporary impairment of an investment in marketable securities of approximately $1,200. These charges were partially offset by gains of approximately $1,600 in forward exchange contracts in the fourth quarter of Fiscal 2012 related to the Hirschmann acquisition and a rental income of approximately $500.

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

Income Tax Provision

The effective tax rate in Fiscal 2014 was an income tax provision of 0.2% on pre-tax loss from operations of $(26,655) as compared to a benefit of 36.9% on a pre-tax income of $35,655 from continuing operations in the prior year. The effective tax rate in Fiscal 2014 differs from the statutory rate of 35% primarily due to the impact of the impairment of non-deductible goodwill and other non-deductible expenses, partially offset by an income tax benefit related to the worthless stock deduction of a foreign affiliate and the U.S. effect of foreign operations including tax rate differences in foreign jurisdictions.

The effective tax rate of 36.9% in Fiscal 2013 differs from the statutory rate of 35% primarily due to state and local taxes, non-deductible expenses and the U.S. effect of foreign operations including tax rate differences in foreign jurisdictions.

The effective tax rate of 34.0% in Fiscal 2012 differs from the statutory rate due to state and local taxes, non-deductible expenses, the generation of research and development credits and the U.S. effect of foreign operations including tax rate differences in foreign jurisdictions.

Net Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with operating income from operations to reported net income and basic and diluted net income per common share:

	Fiscal	Fiscal	Fiscal
	2014	2013	2012
Operating (loss) income	$(37,375)	$41,696	$43,874
Other income (expense), net	10,720	(6,041)	(4,982)
(Loss) income from operations before income taxes	(26,655)	35,655	38,892
Income tax (benefit) expense	(58)	13,163	13,243
Net (loss) income	$(26,597)	$22,492	$25,649

Net (loss) income per common share:
Basic	$(1.10)	$0.96	$1.11
Diluted	$(1.10)	$0.95	$1.10

Net loss for Fiscal 2014 was $(26,597) as compared to net income of $22,492 in Fiscal 2013 and $25,649 in Fiscal 2012. Fiscal 2014 net loss was unfavorably impacted by impairment charges related to goodwill, amortizing and non-amortizing intangible assets and long-lived assets, as well as restructuring charges, decreases in sales attributable to European market conditions and the economic and political conditions in Venezuela. These were offset by improved performance of the Company's equity investment, decreases in acquisition and professional fees due to a decrease in related activities, as well as payments received related to a contract shortfall and to a favorable class action settlement.

During Fiscal 2013, net income was unfavorably impacted by losses on forward exchange contracts and a decrease in sales in European markets, offset by the acquisition of Hirschmann, an increase in sales in domestic markets and a net foreign currency gain related to the devaluation of the Bolivar Fuerte in Venezuela.

During Fiscal 2012, net income was favorably impacted by the acquisition of Klipsch.

Adjusted EBITDA and Adjusted Diluted Earnings per Common Share

Adjusted EBITDA and diluted adjusted earnings per common share are not financial measures recognized by GAAP. Adjusted EBITDA represents net (loss) income, computed in accordance with GAAP, before interest expense and bank charges, taxes, depreciation and amortization, stock-based compensation expense, relocation and restructuring charges, certain recoveries, litigation settlements, contract shortfalls and costs and foreign exchange gains or losses relating to our acquisitions. Depreciation, amortization, and stock-based compensation expense are non-cash items. Diluted adjusted earnings per common share represent the Company's diluted earnings per common share based on adjusted EBITDA.
We present adjusted EBITDA and diluted adjusted earnings per common share in this Form 10-K because we consider them to be useful and appropriate supplemental measures of our performance. Adjusted EBITDA and diluted adjusted earnings per common share help us to evaluate our performance without the effects of certain GAAP calculations that may not have a direct cash impact on our current operating performance. In addition, the exclusion of costs relating to the Company's acquisitions, restructuring, relocations, contract shortfalls, stock-based compensation, litigation settlements and recoveries allows for a more meaningful comparison of our results from period-to-period. These non-GAAP measures, as we define them, are not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be assessed in isolation from or construed as a substitute for EBITDA prepared in accordance with GAAP. Adjusted EBITDA and diluted adjusted earnings per common share are not intended to represent, and should not be considered to be more meaningful measures than, or alternatives to, measures of operating performance as determined in accordance with GAAP.

Reconciliation of GAAP Net Income to Adjusted EBITDA and Adjusted Diluted Earnings per Common Share

	Fiscal	Fiscal	Fiscal
	2014	2013	2012
Net (loss) income	$(26,597)	$22,492	$25,649
Adjustments:
Interest expense and bank charges	7,394	8,288	5,630
Depreciation and amortization	16,183	16,446	10,295
Income tax (benefit) expense	(58)	13,163	13,243
EBITDA	(3,078)	60,389	54,817
Stock-based compensation	641	435	1,082
Circuit City recovery	(940)	—	—
Net settlements	(4,443)	1,661	3,621
Contract shortfall	(4,370)	—	—
Asia warehouse relocation	(208)	789	—
Restructuring charges	1,324	—	—
Impairment charges	57,561	—	—
Acquisition related costs	—	1,526	2,755
Loss/(gain) on foreign exchange as a result of Hirschmann acquisition	—	2,670	(1,581)
Adjusted EBITDA	$46,487	$67,470	$60,694
Diluted earnings per common share	$(1.10)	$0.96	$1.10
Diluted adjusted EBITDA per common share	$1.93	$2.86	$2.61

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of February 28, 2014, we had working capital of $184,233 which includes cash and cash equivalents of $10,603 compared with working capital of $200,703 at February 28, 2013, which included cash and cash equivalents of $19,777.  The decrease in cash is primarily due to repayments of the Company's Credit Facility and Amended Credit Facility. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions or pay down our debt.   The following table summarizes our cash flow activity for all periods presented:

	Year Ended	Year Ended	Year Ended
	February 28, 2014	February 28, 2013	February 29, 2012
Cash provided by (used in):
Operating activities	$66,817	$25,523	$62,867
Investing activities	(14,629)	(125,574)	(179,410)
Financing activities	(60,159)	108,254	31,416
Effect of exchange rate changes on cash	(1,203)	(2,032)	103
Net (decrease) increase in cash and cash equivalents	$(9,174)	$6,171	$(85,024)

Operating activities provided cash of $66,817 for Fiscal 2014 from: i) impairment charges of $57,561, and depreciation and amortization of $16,183, as well as ; ii) increased accounts payable and accrued expenses and decreased inventory, partially offset by decreased customer and vendor accounts receivable, due primarily to a decrease in sales, as well as the factoring of certain trade accounts receivable balances at February 28, 2014 (see Note 1(h) of the Consolidated Financial Statements).

Investing activities used cash of $14,629 during Fiscal 2014, primarily due to capital additions related to the Company's system upgrade.

Financing activities used cash of $60,159 during Fiscal 2014, primarily due to repayments of bank obligations, offset by the refinancing of one of the Company's mortgages and the amendment of the Company's Credit Facility, as well as proceeds from the exercise of stock options.

From March 1, 2013 through January 8, 2014, we had a revolving credit facility ("the Credit Facility") with an aggregated committed availability of up to $205,000. The Credit Facility provided for senior secured credit facilities consisting of a revolving credit facility of $80,000; a $50,000 multicurrency revolving facility, of which up to the equivalent of $50,000 was available only to VOXX International (Germany) GmbH in euros; and a five year term loan facility in the aggregate principal amount of $75,000. $110,000 of the U. S. revolving credit facility was available on a revolving basis for five years from the closing date. An additional $20,000 was available during the periods from September 1, 2012 through January 31, 2013 and from September 1, 2013 through November 30, 2013. The Credit Facility included a $25,000 sublimit for issuers of letters of credit for domestic borrowings and a $10,000 sublimit for Swing Loans.

On January 9, 2014, the Company amended and restated its Credit Facility (the "Amended Facility"). The Amended Facility provides for senior secured credit facilities in an aggregate amount of $200,000, consisting of a revolving credit facility of $200,000, with a $30,000 multicurrency revolving credit facility sublimit, a $25,000 sublimit for Letters of Credit and a $10,000 sublimit for Swingline Loans. The Amended Facility is due on January 9, 2019, however, it is subject to acceleration upon the occurrence of an Event of Default (as defined in the Credit Agreement).

Generally, the Company may designate specific borrowings under the Amended Facility as either Alternate Base Rate Loans or LIBOR Rate Loans, except that Swingline Loans may only be designated as Alternate Base Rate Loans. VOXX International (Germany) GmbH may only borrow euros, and only as LIBOR rate loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.00 - 2.00% based upon leverage, as defined in the agreement. Loans designated as Alternate Base Rate loans shall bear interest at a rate equal to the base rate plus an applicable margin ranging from 0.00 - 1.00% based on leverage.

The Amended Facility requires compliance with financial covenants calculated as of the last day of each fiscal quarter, consisting of a Total Leverage Ratio and a Consolidated EBIT to Consolidated Interest Expense Ratio.

The Amended Facility contains covenants that limit the ability of certain entities of the Company to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or exit a substantial portion of their respective businesses; (iv) make any material change in the nature of their business; (v) prepay or otherwise acquire indebtedness; (vi) cause any Change of Control; (vii) make any Restricted Payments; (viii) change their fiscal year or method of accounting; (ix) make advances, loans or investments; (x) enter into or permit any transaction with an Affiliate of certain entities of the Company; or (xi) use proceeds for certain items. As of February 28, 2014, the Company was in compliance with all other debt covenants.

The Obligations under the Amended Facility are secured by valid and perfected first priority security interests in liens on all of the following: (a)(i) 100% of the Capital Stock or other membership or partnership equity ownership of profit interests of each domestic Credit Party (other than the Company), and (ii) 65% of the voting equity interests and 100% of the non-voting equity interests of all present and future first-tier foreign subsidiaries of any Credit Party (or such greater percentage as would not result in material adverse federal income tax consequences for the Company); (b) all of (i) the tangible and intangible personal property/assets of the Credit Parties and (ii) the fee-owned real property of the Company located in Hauppauge, New York; and (c) all products, profits, rents and proceeds of the foregoing.

No additional funds were borrowed on January 9, 2014 in conjunction with the amendment to the credit facility.

Certain contractual cash obligations and other commitments will impact our short and long-term liquidity.  At February 28, 2014, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period (9)
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$9,463	$574	$1,162	$2,521	$5,206
Operating leases (2)	14,372	7,705	5,309	682	676
Total contractual cash obligations	$23,835	$8,279	$6,471	$3,203	$5,882

Other Commitments
Bank obligations (3)	$91,713	$3,763	$—	$87,950	$—
Stand-by letters of credit (4)	717	717	—	—	—
Commercial letters of credit (4)	—	—	—	—	—
Other (5)	22,625	2,198	7,953	9,118	3,356
Contingent earn-out payments and other (6)	2,070	1,886	184	—	—
Pension obligation (7)	8,988	452	1,017	571	6,948
Unconditional purchase obligations (8)	93,801	93,801	—	—	—
Total commercial commitments	$219,914	$102,817	$9,154	$97,639	$10,304
Total Commitments	$243,749	$111,096	$15,625	$100,842	$16,186

(1)
Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $230 and $6,114, respectively at February 28, 2014.

(2)	We enter into operating leases in the normal course of business.

(3)	Represents amounts outstanding under the Company's Amended Credit Facility and amounts outstanding under the Audiovox Germany Euro asset-based lending facility at February 28, 2014.

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

(6)	Represents contingent payments and other liabilities in connection with the Thomson Audio/Video and Invision.

(7)	Represents the liability for an employer defined benefit pension plan covering certain eligible Hirschmann employees, as well as a retirement incentive accrual for certain Hirschmann employees.

(8)
Open purchase obligations represent inventory commitments.  These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

(9)
At February 28, 2014, the Company had unrecognized tax benefits of $14,565. A reasonable estimate of the timing related to these liabilities is not possible, therefore such amounts are not reflected in this contractual obligation and commitments schedule.

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

Impact of Inflation and Currency Fluctuation

To the extent that we expand our operations in Europe, Canada, Latin America and the Pacific Rim, the effects of inflation and currency fluctuations could impact our financial condition and results of operations.  While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations, and U. S. dollar denominated purchases in its foreign subsidiaries. The Company enters forward contracts to hedge certain euro-related transactions. The Company minimizes the risk of nonperformance on the forward contracts by transacting with major financial institutions. During Fiscal 2014, 2013 and 2012, the Company held forward contracts specifically designated for hedging (see Note 1(e) of the Notes to Consolidated Financial Statements). As of February 28, 2014 and February 28, 2013, unrealized losses of $(1,061) and unrealized gains of $197, respectively, were recorded in other comprehensive income associated with these contracts. During the fourth quarter of Fiscal 2012, the Company entered two forward contracts in the amount of $63,750 to hedge the euros required to close its pending Hirschmann acquisition in the first quarter of Fiscal 2013. These contracts were not designated for hedging, and as such, a loss of $2,670 was recorded through other income during the first quarter of Fiscal 2013 when the contracts were settled. Additionally, the Company acquired foreign currency contracts in conjunction with the Hirschmann acquisition that were unable to qualify for hedge accounting during the year ended February 28, 2013. Four of these contracts were settled during Fiscal 2014 for a gain of $32 and recorded through other income.

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

In February 2013, the Venezuelan government announced the devaluation of the Bolivar Fuerte ("VBF"), moving the official exchange rate from 4.30 to 6.30 per U.S. dollar. The devaluation resulted in a one-time net gain of approximately $2,400 in Fiscal 2013 related primarily to the concurrent elimination of the country's regulated foreign currency exchange system, SITME. When the government devalued the VBF in February, 2013, it established a new auction-based exchange rate market program, referred to as Complementary System for the Administration of Foreign Currency (“SICAD”). In late January 2014, the Venezuelan government made several announcements affecting currency exchange and other controls. Although the official exchange rate remains at 6.3, the government announced that the exchange rate for goods and services deemed non-essential will move to the rate available on the SICAD currency market, which was 11.7 at February 28, 2014. This devaluation resulted in a one time net currency exchange gain of approximately $200. There is considerable uncertainty as to the nature of transactions that will flow through SICAD and how SICAD will operate in the future, however we believe there is considerable risk that the official rate will be devalued further. Further devaluation could have a material impact on our financial condition, results of operations or cash flow.

The Company has certain U. S. dollar denominated assets and liabilities in its Venezuelan operations. Our TICC bond investment (see Note 1(f) of the Notes to Consolidated Financial Statements) and our U. S dollar denominated intercompany debt have been subject to currency fluctuations associated with the devaluation of the VBF, the most recent devaluations taking place in February 2013 and January 2014, and the temporary institution in 2010 of a two-tier exchange rate by the Venezuelan government. The TICC bond is valued at the current Venezuelan exchange rate of 11.7 and classified as a held-to-maturity investment at amortized cost at February 28, 2014. The TICC bond matures in Fiscal 2016.

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

Total lease payments required under all related party leases for the five-year period ending February 28, 2019 are $5,264.

Recent Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 1(w) of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Item 7A-Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our market instruments and positions is the potential loss arising from adverse changes in marketable equity security prices, interest rates and foreign currency exchange rates.

Marketable Securities

Marketable securities at February 28, 2014, which are recorded at fair value of $4,234, include an unrealized gain of $3 and have exposure to price fluctuations. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $424 as of February 28, 2014. Actual results may differ.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and investment grade corporate and U.S. government securities. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed. In connection with the Amended Facility and the mortgage related to the Klipsch headquarters, we have debt in the amount of $87,950 and $7,280, respectively, at February 28, 2014. Interest on the Amended Facility is charged at LIBOR plus 0.00% - 2.00%. Interest on the Klipsch mortgage is charged at LIBOR plus 2.25%. We have entered into two interest rate swaps related to the Amended Facility, with notional amounts of $25,000 and $45,000 at February 28, 2014, and an interest rate swap for the Klipsch mortgage with a notional amount of $7,280 at February 28, 2014. These swaps protect against LIBOR interest rates rising above 0.518% and 0.515% (exclusive of credit spread) on the Amended Facility balances, respectively, through April 29, 2016 and February 28, 2017, respectively, and fixes the interest rate on the Klipsch mortgage at 3.92% (inclusive of credit spread) through the mortgage end date of May 2023.

Foreign Exchange Risk

We are subject to risk from changes in foreign exchange rates for our subsidiaries and marketable securities that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss).  At February 28, 2014, we had translation exposure to various foreign currencies with the most significant being the Euro, Hong Kong Dollar, Mexican Peso, Venezuelan Bolivar, Hungarian Forint and Chinese Yuan. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of February 28, 2014 amounts to $5,674.  Actual results may differ.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela represents 0.4% of year to date sales. The majority of assets invested in Venezuela are cash related and are subject to government foreign exchange controls including its investment in Venezuelan government bonds (see Note 1(f) of the Notes to the Consolidated Financial Statements).

Item 8-Consolidated Financial Statements and Supplementary Data

The information required by this item begins on page 39 of this Annual Report on Form 10-K and is incorporated herein by reference.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of February 28, 2014, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and adequately designed.

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

Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 1992 Internal Control-Integrated Framework ("1992 COSO Framework"). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of February 28, 2014. Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of February 28, 2014 based on the criteria established in the 1992 COSO Framework.

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

The effectiveness of the Company’s internal control over financial reporting as of February 28, 2014, has been audited by Grant Thornton LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements. Grant Thornton LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
VOXX International Corporation

We have audited the internal control over financial reporting of Voxx International Corporation (a Delaware corporation) and subsidiaries(the “Company”) as of February 28, 2014, based on criteria established in the 1992 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2014, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended February 28, 2014, and our report dated May 14, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Melville, New York
May 14, 2014

Changes in Internal Controls Over Financial Reporting

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the most recently completed fiscal fourth quarter ended February 28, 2014 covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B - Other Information

Not Applicable

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) of Form 10-K, will be included in our Proxy Statement for the Annual meeting of Stockholders, which will be filed on or before June 10, 2014, and such information is incorporated herein by reference.

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

We have audited the accompanying consolidated balance sheets of Voxx International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of February 28, 2014 and February 28, 2013, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended February 28, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voxx International Corporation and subsidiaries as of February 28, 2014 and February 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 28, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 14, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Melville, New York
May 14, 2014

VOXX International Corporation and Subsidiaries
Consolidated Balance Sheets
February 28, 2014 and February 28, 2013
(In thousands, except share data)

	February 28, 2014	February 28, 2013
Assets
Current assets:
Cash and cash equivalents	$10,603	$19,777
Accounts receivable, net	147,054	152,596
Inventory	144,339	159,099
Receivables from vendors	2,443	9,943
Prepaid expenses and other current assets	15,897	12,017
Income tax receivable	2,463	448
Deferred income taxes	3,058	3,362
Total current assets	325,857	357,242
Investment securities	14,102	13,570
Equity investments	20,628	17,518
Property, plant and equipment, net	83,222	76,208
Goodwill	117,938	146,680
Intangible assets, net	174,312	205,398
Deferred income taxes	760	924
Other assets	10,331	11,732
Total assets	$747,150	$829,272
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$55,373	$56,894
Accrued expenses and other current liabilities	59,247	51,523
Income taxes payable	3,634	5,103
Accrued sales incentives	17,401	16,821
Deferred income taxes	9	178
Current portion of long-term debt	5,960	26,020
Total current liabilities	141,624	156,539
Long-term debt	103,222	148,996
Capital lease obligation	6,114	5,764
Deferred compensation	5,807	4,914
Other tax liabilities	11,060	9,631
Deferred tax liabilities	34,963	43,944
Other long-term liabilities	14,776	14,948
Total liabilities	317,566	384,736
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	277	254
Paid-in capital	290,960	283,971
Retained earnings	158,571	185,168
Accumulated other comprehensive loss	(1,873)	(6,497)
Treasury stock, at cost	(18,351)	(18,360)
Total stockholders' equity	429,584	444,536
Total liabilities and stockholders' equity	$747,150	$829,272

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
Years Ended February 28, 2014, February 28, 2013 and February 29, 2012
(In thousands, except share and per share data)

	Year Ended	Year Ended	Year Ended
	February 28, 2014	February 28, 2013	February 29, 2012
Net sales	$809,709	$835,577	$707,062
Cost of sales	579,461	598,755	504,107
Gross profit	230,248	236,822	202,955

Operating expenses:
Selling	55,725	51,976	47,282
General and administrative	118,852	114,653	93,219
Engineering and technical support	34,161	26,971	15,825
Impairment charges (Note 1(k))	57,561	—	—
Restructuring expense	1,324	—	—
Acquisition related costs	—	1,526	2,755
Total operating expenses	267,623	195,126	159,081

Operating (loss) income	(37,375)	41,696	43,874

Other income (expense):
Interest and bank charges	(7,394)	(8,288)	(5,630)
Equity in income of equity investee	6,070	4,880	4,035
Other, net	12,044	(2,633)	(3,387)
Total other income (expenses), net	10,720	(6,041)	(4,982)

(Loss) income from operations before income taxes	(26,655)	35,655	38,892
Income tax (benefit) expense	(58)	13,163	13,243
Net (loss) income	(26,597)	22,492	25,649

Other comprehensive income (loss):
Foreign currency translation adjustments	5,575	(1,281)	(1,153)
Derivatives designated for hedging	(648)	(174)	(131)
Reclassification adjustment of other-than-temporary impairment loss on available-for-sale investment into net income	—	—	1,225
Pension plan adjustments, net of tax	(288)	(1,031)	—
Unrealized holding loss on available-for-sale investment securities arising during the period, net of tax	(15)	(38)	(65)
Other comprehensive income (loss), net of tax	4,624	(2,524)	(124)
Comprehensive (loss) income	$(21,973)	$19,968	$25,525

Net (loss) income per common share (basic)	$(1.10)	$0.96	$1.11

Net (loss) income per common share (diluted)	$(1.10)	$0.95	$1.10

Weighted-average common shares outstanding (basic)	24,109,270	23,415,570	23,080,081
Weighted-average common shares outstanding (diluted)	24,109,270	23,617,101	23,265,206

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years Ended February 28, 2014, February 28, 2013 and February 29, 2012
(In thousands, except share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Stock- holders' equity
Balances at February 28, 2011	$248	$277,896	$137,027	$(3,849)	$(18,376)	$392,946
Net income	—	—	25,649	—	—	25,649
Other comprehensive income, net of tax	—	—	—	(124)	—	(124)
Exercise of stock options into 61,875 shares of common stock	2	2,235	—	—	—	2,237
Stock-based compensation expense	—	1,082	—	—	—	1,082
Issuance of 720 shares of treasury stock	—	—	—	—	7	7
Balances at February 29, 2012	250	281,213	162,676	(3,973)	(18,369)	421,797
Net income	—	—	22,492	—	—	22,492
Other comprehensive income, net of tax	—	—	—	(2,524)	—	(2,524)
Exercise of stock options into 404,852 shares of common stock	4	2,323	—	—	—	2,327
Stock-based compensation expense	—	435	—	—	—	435
Issuance of 1,000 shares of treasury stock	—	—	—	—	9	9
Balances at February 28, 2013	254	283,971	185,168	(6,497)	(18,360)	444,536
Net loss	—	—	(26,597)	—	—	(26,597)
Other comprehensive income, net of tax	—	—	—	4,624	—	4,624
Exercise of stock options into 838,619 shares of common stock	23	6,348	—	—	—	6,371
Stock-based compensation expense	—	641	—	—	—	641
Issuance of 860 shares of treasury stock	—	—	—	—	9	9
Balances at February 28, 2014	$277	$290,960	$158,571	$(1,873)	$(18,351)	$429,584

  See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended February 28, 2014, February 28, 2013 and February 29, 2012
(Amounts in thousands)

	Year Ended	Year Ended	Year Ended
	February 28, 2014	February 28, 2013	February 29, 2012
Cash flows from operating activities:
Net income	$(26,597)	$22,492	$25,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,183	16,446	10,295
Amortization of deferred financing costs	1,377	1,210	680
Impairment charges	57,561	—	—
Bad debt expense	687	1,377	1,771
Equity in income of equity investee	(6,070)	(4,880)	(4,035)
Distribution of income from equity investees	2,960	2,256	1,906
Deferred income tax (benefit) expense, net	(9,162)	(407)	4,075
(Gain) loss on disposal of property, plant and equipment	(13)	1	237
Non-cash compensation adjustment	574	523	(139)
Non-cash stock based compensation expense	641	435	1,082
Impairment loss on marketable securities	—	—	1,225
Tax benefit on stock options exercised	(1,002)	(117)	(1,846)
Changes in operating assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	6,503	13,382	(8,834)
Inventory	16,609	(9,982)	13,269
Receivables from vendors	7,520	(5,824)	4,363
Prepaid expenses and other	(3,920)	(2,865)	(5,908)
Investment securities-trading	(577)	(210)	357
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	4,710	(13,511)	12,698
Income taxes payable	(1,167)	5,197	6,022
Net cash provided by operating activities	66,817	25,523	62,867
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,629)	(20,210)	(12,364)
Purchase of long-term investment	—	(261)	—
Decrease in notes receivable	—	34	214
Purchase of acquired businesses, less cash acquired	—	(105,137)	(167,260)
Net cash used in investing activities	(14,629)	(125,574)	(179,410)
Cash flows from financing activities:
Repayment of short-term debt	—	(141)	(927)
Borrowings from bank obligations	115,550	146,911	89,248
Repayments on bank obligations	(180,622)	(37,482)	(55,765)
Principal payments on capital lease obligation	(364)	(329)	(102)
Proceeds from exercise of stock options and warrants	5,730	2,623	399
Deferred financing costs	(1,455)	(3,445)	(3,283)
Tax expense on stock options exercised	1,002	117	1,846
Net cash (used in) provided by financing activities	(60,159)	108,254	31,416
Effect of exchange rate changes on cash	(1,203)	(2,032)	103
Net (decrease) increase in cash and cash equivalents	(9,174)	6,171	(85,024)
Cash and cash equivalents at beginning of year	19,777	13,606	98,630
Cash and cash equivalents at end of year	$10,603	$19,777	$13,606
Supplemental Cash Flow Information:
Non-cash investing activities:
Capital lease obligations	$333	$—	$—
Cash paid during the period for:
Interest, excluding bank charges	$5,210	$6,302	$3,520
Income taxes (net of refunds)	$9,218	$5,486	$1,499

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2014
(Amounts in thousands, except share and per share data)

1)	Description of Business and Summary of Significant Accounting Policies

a)Description of Business

Effective December 1, 2011, Audiovox Corporation changed its name to VOXX International Corporation ("Voxx," "We," "Our," "Us" or "the Company"). The Company believes that the name VOXX International is a name that better represents the widely diversified interests of the Company, and the more than 30 global brands it has acquired and grown throughout the years, achieving a powerful international vehicle for each of these respective brands to emerge with its own identity. Voxx is a leading international manufacturer and distributor in the Automotive, Premium Audio and Consumer Accessories industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through nineteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., Audiovox Consumer Electronics, Inc. ("ACE"), Audiovox German Holdings GmbH ("Audiovox Germany"), Audiovox Venezuela, C.A., Audiovox Canada Limited, Audiovox Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Audiovox Mexico"), Technuity, Inc., Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Klipsch Holding LLC ("Klipsch"), Car Communication Holding GmbH ("Hirschmann"), Omega Research and Development, LLC ("Omega") and Audiovox Websales LLC. We market our products under the Audiovox® brand name, other brand names and licensed brands, such as 808®, Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Energy®, Heco®, Hirschmann Car Communication®, Incaar™, Invision®, Jamo®, Jensen®, Klipsch®, Mac Audio™, Magnat®, Mirage®, Oehlbach®, Omega®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories®, Schwaiger®, Spikemaster®, Recoton®, Road Gear®, and Terk®, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers.

b)Principles of Consolidation, Reclassifications and Accounting Principles

The consolidated financial statements include the financial statements of VOXX International Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company acquired Car Communication Holding GmbH ("Hirschmann") on March 14, 2012. The consolidated financial statements presented for the years ended February 28, 2014 and February 28, 2013 include the operations of Hirschmann beginning March 14, 2012. The Company acquired Klipsch Group, Inc. and its worldwide subsidiaries ("Klipsch") on March 1, 2011. The consolidated financial statements for the full years ended February 28, 2014, February 28, 2013 and February 29, 2012 include the operations of Klipsch.

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method.  The Company's share of its equity method investees' earnings or losses is included in other income in the accompanying Consolidated Statements of Operations and Comprehensive Income. The Company eliminates its pro rata share of gross profit on sales to its equity method investees for inventory on hand at the investee at the end of the year. Investments in which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

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

c)Use of Estimates

The preparation of these financial statements requires the Company to make estimates and assumptions that affect reported amounts of assets, liabilities, revenue and expenses.  Such estimates include the allowance for doubtful accounts and inventory valuation, recoverability of deferred tax assets, reserve for uncertain tax positions, valuation of long-lived assets, accrued sales incentives, warranty reserves, stock-based compensation, valuation and impairment assessment of investment securities, goodwill, trademarks and other intangible assets, valuation of pension plan assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.  Actual results could differ from those estimates.

d)Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds with original maturities of three months or less when purchased.  Cash and cash equivalents amounted to $10,603 and $19,777 at February 28, 2014 and February 28, 2013, respectively.  Cash amounts held in foreign bank accounts amounted to $9,080 and $12,121 at February 28, 2014 and February 28, 2013, respectively. The majority of these amounts are in excess of government insurance. The Company places its cash and cash equivalents in institutions and funds of high credit quality. We perform periodic evaluations of these institutions and funds.

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
Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets measured at fair value on a recurring basis at February 28, 2014:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$10,603	$10,603	$—
Derivatives
Designated for hedging	$(963)	$—	$(963)
Not designated	—	—	—
Total derivatives	$(963)	$—	$(963)
Long-term investment securities:
Trading securities	$4,234	$4,234	$—
Available-for-sale securities	3	3	—
Other investments at amortized cost (a)	9,865	—	—
Total long-term investment securities	$14,102	$4,237	$—

The following table presents assets measured at fair value on a recurring basis at February 28, 2013:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$19,777	$19,777	$—
Derivatives
Designated for hedging	$(10)	$—	$(10)
Not designated	(21)	—	(21)
Total derivatives	$(31)	$—	$(31)
Long-term investment securities:
Trading securities	$3,657	$3,657	$—
Available-for-sale securities	3	3	—
Other investments at amortized cost (a)	9,910	—	—
Total long-term investment securities	$13,570	$3,660	$—

(a)	There were no events or changes in circumstances that occurred to indicate a significant adverse effect on the cost of these investments.

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
Derivative Instruments
The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases, local operating expenses, as well as its general economic exposure to foreign currency fluctuations created in the normal course of business. During Fiscal 2014, the Company also entered into three interest rate swap agreements, two of which hedge interest rate exposure related to the forecasted outstanding borrowings on a portion of its credit facility ("Credit Facility"), which was subsequently amended through January 9, 2019 ("Amended Facility") (see Note 6), and the third hedges interest rate exposure related to the forecasted outstanding balance of one of its mortgage notes, with monthly payments due through May 2023. The two swap agreements related to the Amended Facility lock the Company's LIBOR rates at 0.515% and 0.518% (exclusive of credit spread) for the respective agreements through the swaps' maturities. The swap agreement related to the Company's mortgage locks the interest rate on the debt at 3.92% (inclusive of credit spread) through the end of the mortgage. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). Forward foreign currency contracts not designated under hedged transactions were valued at spot rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts range from 1 - 12 months and are classified in the balance sheet according to their terms. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either non-current assets or non-current liabilities based on the fair value of the instruments at the end of the period.
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is recognized as incurred through other income (expense) in the Company's Consolidated Statements of Operations and Comprehensive Income and amounted to $156 and $30 for the years ended February 28, 2014 and February 28, 2013, respectively.
Financial Statement Classification

The Company holds derivative instruments that are designated as hedging instruments as well as certain instruments not so designated. The following table discloses the fair value as of February 28, 2014 and February 28, 2013 for both types of derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	February 28, 2014	February 28, 2013
Designated derivative instruments
Foreign currency contracts	Accrued expenses and other current liabilities	$(784)	$(87)
	Prepaid expenses and other current assets	—	77
Interest rate swaps	Other long term liabilities	(179)	—
Derivatives not designated
Foreign currency contracts	Accrued expenses and other current liabilities	—	(21)

Total derivatives		$(963)	$(31)

In connection with the acquisition of Hirschmann, on March 14, 2012, the Company acquired contracts which were unable to qualify for hedge accounting during the year ended February 28, 2013. None of these contracts remained outstanding at February 28, 2014. Four of these contracts settled during the year ended February 28, 2014 for a gain of $32. As of February 28, 2013, the Company held four foreign currency contracts that were derivatives not designated in hedged transactions and settled thirty-two such contracts during the year ended February 28, 2013. During the twelve months ended February 28, 2013, the Company recorded gains on the change in fair value of these derivatives of $48 in other income and expense on the Company's Consolidated Statement of Operations and Comprehensive Income (Loss) and a gain upon the settlement of these contracts of $106.
Cash flow hedges
During Fiscal 2014, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $26,535 and are designated as cash flow hedges. For cash flow hedges, the effective portion of the gain or loss is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.
Activity related to cash flow hedges recorded during the twelve months ended February 28, 2014 and February 28, 2013 was as follows:

	February 28, 2014			February 28, 2013
	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$(1,061)	$(406)	$(156)	$197	$(326)	$30
Interest rate swaps	$179	$—	$—	$—	$—	$—

The net loss recognized in other comprehensive income for foreign currency contracts is expected to be recognized in cost of sales within the next fifteen months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. As of February 28, 2014, no contracts originally designated for hedged accounting were de-designated or terminated.
f)Investment Securities

In accordance with the Company's investment policy, all long and short-term investment securities are invested in "investment grade" rated securities. As of February 28, 2014 and February 28, 2013, the Company had the following investments:

	February 28, 2014			February 28, 2013
	Cost Basis	Unrealized holding gain/(loss)	Fair Value	Cost Basis	Unrealized holding gain/(loss)	Fair Value
Long-Term Investments
Marketable Securities
Trading
Deferred Compensation	$4,234	$—	$4,234	$3,657	$—	$3,657
Available-for-sale
Cellstar	—	3	3	—	3	3
Bliss-tel	—	—	—	—	—	—
Held-to-maturity Investment	7,640	—	7,640	7,591	—	7,591
Total Marketable Securities	11,874	3	11,877	11,248	3	11,251
Other Long-Term Investment	2,225	—	2,225	2,319	—	2,319
Total Long-Term Investments	$14,099	$3	$14,102	$13,567	$3	$13,570

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

A decline in the market value of any held to maturity or available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.  The Company considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other-than-temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company's intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value. For the year ended February 29, 2012, the

Company recorded an other-than-temporary loss related to its Bliss-tel investment of $1,225. No other-than-temporary losses were incurred for the years ended February 28, 2014 or February 28, 2013.

Held-to-Maturity Investment

Long-term investments include an investment in U.S. dollar-denominated bonds issued by the Venezuelan government, which is classified as held-to-maturity and accounted for under the amortized cost method. The bond matures in Fiscal 2016.
Other Long-Term Investments

Other long-term investments include an investment in a non-controlled corporation of $2,225 and $2,319 at February 28, 2014 and February 28, 2013, respectively, accounted for by the cost method. During Fiscal 2013, the Company loaned an additional $250 to the company. No investments or loans were made in or to the investment in Fiscal 2012 or Fiscal 2014. As of February 28, 2014 the Company holds approximately 16.5% of the outstanding shares of this company. The fair value of this investment was not estimated at February 28, 2014, as there were no indications that this investment was impaired.

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

The Company includes all costs incurred for shipping and handling as cost of sales and all amounts billed to customers as revenue. During the years ended February 28, 2014, February 28, 2013, and February 29, 2012, freight costs expensed through cost of sales amounted to $19,221, $18,762 and $18,172, respectively and freight billed to customers amounted to $1,543, $990 and $1,181, respectively.

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

Accounts receivable is comprised of the following:

	February 28, 2014	February 28, 2013
Trade accounts receivable and other	$155,132	$161,667
Less:
Allowance for doubtful accounts	6,889	7,840
Allowance for cash discounts	1,189	1,231
	$147,054	$152,596

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

During Fiscal 2014, the Company entered into two supply chain financing agreements ("factoring agreements") with Wells Fargo and Citibank ("the banks") to accelerate receivable collection and better manage cash flow. Under the factoring agreements, the Company has agreed to sell the banks certain of its accounts receivable balances. For those accounts receivables tendered to the banks and that the banks choose to purchase, the banks have agreed to advance an amount equal to the net accounts receivable balances due, less a discount as set forth in the respective agreements. The Company's German subsidiary also has a factoring agreement with GE Capital AG that was entered into in October 2000 under which the subsidiary may factor up to €16,000 of accounts receivable at a time. The factored balances for all three of these agreements are sold without recourse and are accounted for as sales of accounts receivable. Total balances factored for the years ended February 28, 2014, February 28, 2013 and February 29, 2012 were approximately $100,000, $77,000 and $93,000, respectively. Fees incurred in connection with the factoring agreements totaled $258, $213 and $259 for the years ended February 28, 2014, February 28, 2013 and February 29, 2012, respectively.

i)Inventory

The Company values its inventory at the lower of the actual cost to purchase (primarily on a weighted moving-average basis with a portion valued at standard cost) and/or the current estimated market value of the inventory less expected costs to sell the inventory. The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily on selling prices, indications from customers based upon current price negotiations and purchase orders.  The Company's industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand.  The Company recorded inventory write-downs of $3,602, $4,300 and $2,942 for the years ended February 28, 2014, February 28, 2013 and February 29, 2012, respectively.

Inventories by major category are as follows:

	February 28, 2014	February 28, 2013
Raw materials	$32,193	$35,240
Work in process	4,664	5,316
Finished goods	107,482	118,543
Inventory, net	$144,339	$159,099

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

A summary of property, plant and equipment, net, is as follows:

	February 28, 2014	February 28, 2013
Land	$6,652	$6,421
Buildings	44,378	42,670
Property under capital lease	8,473	8,080
Furniture, fixtures and displays	4,951	4,296
Machinery and equipment	30,512	25,659
Construction-in-progress	1,856	4,159
Computer hardware and software	33,738	24,325
Automobiles	1,236	914
Leasehold improvements	10,505	9,415
	142,301	125,939
Less accumulated depreciation and amortization	59,079	49,731
	$83,222	$76,208

Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20-30 years
Furniture, fixtures and displays	5-10 years
Machinery and equipment	5-10 years
Computer hardware and software	3-5 years
Automobiles	3 years

Leasehold improvements are depreciated over the shorter of the lease term or estimated useful life of the asset. Assets acquired under capital leases are amortized over the term of the respective lease. Accumulated amortization of assets under capital lease totaled $4,475 and $4,036 at February 28, 2014 and 2013, respectively.

Depreciation and amortization of property, plant and equipment amounted to $10,252, $10,440 and $6,111 for the years ended February 28, 2014, February 28, 2013 and February 29, 2012, respectively. Included in depreciation and amortization expense is amortization of computer software costs of $1,300, $794 and $553 for the years ended February 28, 2014, February 28, 2013 and February 29, 2012, respectively. Also included in depreciation and amortization expense is $439, $483 and $251 of amortization expense related to property under capital leases for the years ended February 28, 2014, February 28, 2013 and February 29, 2012, respectively.

k)Goodwill and Intangible Assets

Goodwill and other intangible assets consist of the excess over the fair value of assets acquired (goodwill), and other intangible assets (patents, contracts, trademarks/tradenames and customer relationships).  Values assigned to the respective assets are determined in accordance with ASC 805 "Business Combinations" ("ASC 805") and ASC 350 "Intangibles – Goodwill and Other" ("ASC 350").

Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets. Generally, the primary valuation method used to determine the Fair Value ("FV") of acquired businesses is the Discounted Future Cash Flow Method ("DCF").  A five-year period is analyzed using a risk adjusted discount rate.

The value of potential intangible assets separate from goodwill are independently evaluated and assigned to the respective categories.  The largest categories from recently acquired businesses are Trademarks and Customer Relationships. The FV’s of trademarks acquired are determined using the Relief from Royalty Method based on projected sales of the trademarked products.  The FV’s of customer relationships are determined using the Multi-Period Excess Earnings Method which includes a DCF analysis, adjusted for a required return on tangible and intangible assets. The Company categorizes this fair value determination as Level 3 (unobservable) in the fair value hierarchy, as described in Note 1(e). The guidance in ASC 350, including management’s business intent for its use; ongoing market demand for products relevant to the category and their ability to generate future cash flows; legal, regulatory or contractual provisions on its use or subsequent renewal, as applicable; and the cost to maintain or renew the rights to the assets, are considered in determining the useful life of all intangible assets.  If the Company determines that there are no legal, regulatory, contractual, competitive, economic or other factors which limit the useful life of the asset, an indefinite life will be assigned and evaluated for impairment as indicated below.  Goodwill and other intangible assets that have an indefinite useful life are not amortized.  Intangible assets that have a definite useful life are amortized over their estimated useful life.

ASC 350 requires that goodwill and intangible assets with indefinite useful lives be tested for impairment at least annually or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying amount.  Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives and reviewed for impairment if indicators of impairment exist. To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. Management has the ability to influence the outcome and ultimate results based on the assumptions and estimates chosen. To mitigate undue influence, the Company set criteria that are reviewed and approved by various levels of management. Additionally, the Company may evaluate our recorded intangible assets with the assistance of a third-party valuation firm, as necessary. All reports and conclusions are reviewed by management who has ultimate responsibility for their content. If a significant change in these estimates occurs, the Company could experience impairment charges, in addition to those noted below, in future periods.

Goodwill is tested using a two-step process. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is considered impaired if the carrying amount of the reporting unit's goodwill exceeds its estimated fair value. Voxx's reporting units that carry goodwill are Hirschmann, Invision and Klipsch. The Company has three operating segments based upon its products and internal organizational structure (see Note 13). These operating segments are the Automotive, Premium Audio and Consumer Accessories segments. The Hirschmann and Invision reporting units are located within the Automotive segment and the Klipsch reporting unit is located within the Premium Audio segment.The goodwill for the reporting units were tested as of February 28, 2014 using a discounted future cash flow method with discount rates that ranged from 12.5% to 15.1% within the analyses. The resulting fair values of the reporting units were evaluated giving consideration to the market capitalization of the Company. Based on the Company's goodwill impairment assessment, the Hirschmann and Invision reporting units with goodwill had estimated fair values as of February 28, 2014 that exceeded their carrying values.

Upon completion of the annual Step 1 assessment for the year ended February 28, 2014, the estimated fair value of the Klipsch reporting unit did not exceed its carrying amount, including goodwill. As a result, the second phase of the goodwill impairment test ("Step 2") was performed specific to Klipsch. Under Step 2, the fair value of all Klipsch's assets and liabilities were estimated, including tangible and intangible assets. The implied fair value of the goodwill as a residual was then compared to the recorded goodwill to determine the amount of impairment. As a result of this analysis, an impairment charge of $32,163 was recorded for goodwill for the fiscal year ended February 28, 2014 in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss) within the Premium Audio segment. No impairment charges were recorded related to goodwill during the fiscal year ended February 28, 2013. The goodwill balances of Hirschmann, Invision and Klipsch at February 28, 2014 are $64,033, $7,373 and $46,532, respectively.

For intangible assets with indefinite lives, primarily trademarks, the Company compared the fair value of each intangible asset with its carrying amount. To compute the fair value at February 28, 2014, various considerations were evaluated including current sales associated with these brands, management’s expectations for future sales and performance of the business. With the exception of the Technuity intangibles below, at the present time, management intends to continue the development, marketing and selling of products associated with its intangible assets and there are no known restrictions on the continuation of their use. We utilized a Relief-from-Royalty Method, applying royalty rates of 0.5% to 7.0% for the relative trademarks and domain name after reviewing comparable market rates, the profitability of the products associated with relative intangible assets, and other qualitative factors. We determined that risk-adjusted discount rates ranging from 13.2% to 15.8% were appropriate as a result of weighted average cost of capital analyses. As a result of this analysis, it was determined that certain indefinite lived trademarks were impaired, resulting in a total impairment charge of $21,715 for the fiscal year ended February 28, 2014. No impairment losses were recorded related to indefinite lived intangible assets during the twelve months ended February 28, 2013. Indicators of impairment existed which required the Company to evaluate the related long lived assets at the lowest level for which there are separately identifiable cash flows. As a result of this further analysis, no additional impairments of the long lived assets were recorded other than the abandonment noted below.

The above impairment charges were the result of various indicators that occurred during the fourth quarter of Fiscal 2014. Specifically, certain of our consumer electronic and premium audio product lines experienced significantly lower than expected performance. In addition, indications of near-term shortfalls for certain products within these lines were apparent. Taking these factors into account, along with long-term industry forecasts, the Company had re-evaluated its projections. Further, some of the weighted-average cost of capital rates increased in Fiscal 2014 as a result of higher stock volatility of market participants, as compared to overall market returns. All of these factors led to the Fiscal 2014 impairment charges for goodwill and indefinite lived intangibles.

During the fourth quarter of Fiscal 2014, the Company made a business decision to abandon its Technuity business and restructure the marketing and use of the Company's domain name. These decisions resulted in an impairment of the related definite and indefinite lived intangible assets, as well as the long lived assets in accordance with ASC360 "Property, Plant and Equipment" ("ASC 360"). As a result, an impairment charge of $3,683 was recorded related to both definite and indefinite lived tradenames, customer relationships and long lived fixed assets.

The cost of other intangible assets with definite lives are amortized on a straight-line basis over their respective lives.  Management has determined that the current lives of these assets are appropriate. Management has determined that there were no other indicators of impairment that would cause the carrying values related to intangible assets with definite lives to exceed their expected future cash flows at February 28, 2014.  Intangible assets with definite lives were not impaired at February 28, 2013.

Goodwill

The change in the carrying amount of goodwill is as follows:

Balance at February 29, 2012	$86,069
Goodwill related to Hirschmann acquisition	60,611
Balance at February 28, 2013	$146,680
Klipsch impairment charge	(32,163)
Foreign currency translation	3,421
Balance at February 28, 2014	$117,938

Intangible Assets

	February 28, 2014
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (5-20 years)	$68,231	$16,381	$51,850
Trademarks/Tradenames (3-12 years)	415	377	38
Patents (5-13 years)	10,357	2,879	7,478
License (5 years)	1,400	1,400	—
Contract subject to amortization (5 years)	1,556	1,474	82
Total finite-lived intangible assets	$81,959	$22,511	59,448
Indefinite-lived intangible assets
Trademarks			114,864
Total net intangible assets			$174,312

	February 28, 2013
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (5-20 years)	69,293	12,029	57,264
Trademarks/Tradenames (3-12 years)	1,237	810	427
Patents (5-10 years)	9,998	1,894	8,104
License (5 years)	1,400	1,400	—
Contract subject to amortization (5 years)	1,556	1,383	173
Total finite-lived intangible assets	$83,484	$17,516	65,968
Indefinite-lived intangible assets
Trademarks			139,430
Total net intangible assets			$205,398

The weighted-average remaining amortization period for amortizing intangibles as of February 28, 2014 is approximately 13 years. The Company expenses the renewal costs of patents as incurred. The weighted-average period before the next patent renewal is approximately 10 years.

Amortization expense for intangible assets amounted to $5,931, $5,790 and $3,992 for the years ended February 28, 2014, February 28, 2013 and February 29, 2012, respectively.  The estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding years ending February 28, 2019 is as follows:

Fiscal Year	Amount
2015	$5,571
2016	5,466
2017	5,452
2018	5,395
2019	5,229

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

The accrual balance for sales incentives at February 28, 2014 and February 28, 2013 was $17,401 and $16,821, respectively.  Although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customers and the lack of claims made by customers could have a significant impact on the sales incentives liability and reported operating results.

For the years ended February 28, 2014, February 28, 2013 and February 29, 2012, reversals of previously established sales incentive liabilities amounted to $1,990, $3,350 and $3,662, respectively. These reversals include unearned and unclaimed sales incentives. Reversals of unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates are reversed into income in the period when the customer did not reach the required minimum purchases of product during the specified time. Unearned sales incentives for the years ended February 28, 2014, February 28, 2013 and February 29, 2012 amounted to $1,935, $2,933 and $2,200, respectively.  Unclaimed sales incentives are sales incentives earned by the customer but the customer has not claimed payment from the Company within the claim period (period after program has ended). Unclaimed sales incentives for the years ended February 28, 2014, February 28, 2013 and February 29, 2012 amounted to $55, $417 and $1,462, respectively.

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

A summary of the activity with respect to accrued sales incentives is provided below:

	Year Ended	Year Ended	Year Ended
	February 28, 2014	February 28, 2013	February 29, 2012
Opening balance	$16,821	$18,154	$11,981
Liabilities acquired during acquisition	—	—	7,149
Accruals	37,114	35,636	43,671
Payments and credits	(34,544)	(33,619)	(40,985)
Reversals for unearned sales incentives	(1,935)	(2,933)	(2,200)
Reversals for unclaimed sales incentives	(55)	(417)	(1,462)
Ending balance	$17,401	$16,821	$18,154

The majority of the reversals of previously established sales incentive liabilities pertain to sales recorded in prior periods.

m)Advertising

Excluding co-operative advertising, the Company expensed the cost of advertising, as incurred, of $12,097, $9,499 and $7,786 for the years ended February 28, 2014, February 28, 2013 and February 29, 2012, respectively.

n)Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amount to $21,267, $15,890 and $441 for the years ended February 28, 2014, February 28, 2013 and February 29, 2012, respectively, net of customer reimbursement, and are included within engineering and technical support expenses on the Consolidated Statements of Operations and Comprehensive Income.

The Company enters into development and long-term supply agreements with certain of its OEM customers. Revenues earned from the development services are recorded based upon the milestone method of revenue recognition provided certain criteria are met. Amounts due from the OEM customers for development services are reflected as a reduction of research and development expense because the performance of contract development services is not central to the Company's operations. For the years ended February 28, 2014 and 2013, the Company recorded $6,879 and $3,686, respectively, of development service revenue as a reduction of research and development expense based upon the achievement of a milestone. No development service revenue was recorded for the year ended February 29, 2012.

o)Product Warranties and Product Repair Costs

The Company generally warranties its products against certain manufacturing and other defects. The Company provides warranties for all of its products ranging from 90 days to the lifetime of the product. Warranty expenses are accrued at the time of sale based on the Company's estimated cost to repair expected product returns for warranty matters. This liability is based primarily on historical experiences of actual warranty claims as well as current information on repair costs. The warranty liability of $11,033 and $12,788 is recorded in accrued expenses in the accompanying consolidated balance sheets as of February 28, 2014 and February 28, 2013, respectively. In addition, the Company records a reserve for product repair costs which is based upon the quantities of defective inventory on hand and an estimate of the cost to repair such defective inventory. The reserve for product repair costs of $1,445 and $1,763 is recorded as a reduction to inventory in the accompanying consolidated balance sheets as of February 28, 2014 and February 28, 2013, respectively. Warranty claims and product repair costs expense for the years ended February 28, 2014, February 28, 2013 and February 29, 2012 were $11,508, $13,798 and $11,839, respectively.

In Fiscal 2013, Subaru of America recalled certain vehicles as a result of potentially faulty remote start devices for which Voxx was the distributor. At February 28, 2014, the Company has recorded a receivable of $1,626 from one of the Company's suppliers, who has agreed to replace 100% of these devices.

Changes in the Company's accrued product warranties and product repair costs are as follows:

	Year Ended	Year Ended	Year Ended
	February 28, 2014	February 28, 2013	February 29, 2012
Beginning balance	$14,551	$8,795	$9,051
Liabilities acquired during acquisitions	—	1,799	1,480
Liabilities accrued for warranties issued during the year and repair cost	11,508	13,798	11,839
Warranty claims paid during the year	(13,581)	(9,841)	(13,575)
Ending balance	$12,478	$14,551	$8,795

p)Foreign Currency

Assets and liabilities of those subsidiaries and former equity investees located outside the United States whose cash flows are primarily in local currencies have been translated at rates of exchange at the end of the period or historical exchange rates, as appropriate in accordance with ASC 830, "Foreign Currency Matters" ("ASC 830"). Revenues and expenses have been translated at the weighted-average rates of exchange in effect during the period.  Gains and losses resulting from translation are recorded in the cumulative foreign currency translation account in accumulated other comprehensive income (loss). For the years ended February 28, 2014, February 28, 2013 and February 29, 2012, the Company recorded foreign currency transaction (losses)/gains in the amount of $(1,079), $445 and $1,748, respectively.

The Company has certain operations in Venezuela. Venezuela is currently experiencing significant political and civil unrest and economic instability, and has been troubled with various foreign currency and price controls. The country has experienced high rates of inflation over the last several years. The President of Venezuela has the authority to legislate certain areas by decree, which allows the government to nationalize certain industries or expropriate certain companies and property. These factors may have a negative impact on our business and our financial condition. In 2003, Venezuela created the Commission of Administration of Foreign Currency ("CADIVI") which establishes and administers currency controls and their associated rules and regulations. These controls include creating a fixed exchange rate between the Bolivar and the U.S. Dollar, and the ability to restrict the exchange of Bolivar Fuertes for U.S. Dollars and vice versa.

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

In February 2013, the Venezuelan government announced the devaluation of the Bolivar Fuerte, moving the official exchange rate from 4.30 to 6.30 per U.S. dollar. The devaluation resulted in a one time net gain of approximately $2,400, a portion of which was related to the concurrent elimination of the country's regulated foreign currency exchange system, SITME, and recognized by the Company during the year ended February 28, 2013 within cost of sales and other income (expenses) on the Consolidated Statement of Operations and Comprehensive Income (Loss). When the government devalued the Venezuelan Bolivar Fuerte in February, 2013, it established a new auction-based exchange rate market program, referred to as Complementary System for the Administration of Foreign Currency (“SICAD”). The amount of transactions that have run through the SICAD and restrictions around participation have limited our access to any foreign exchange rate other than the official rate to pay for imported goods and manage our local monetary asset balances. In late January 2014, the Venezuelan government made several announcements affecting currency exchange and other controls. Although the official exchange rate remains at 6.3, the government announced that the exchange rate for goods and services deemed non-essential will move to the rate available on SICAD currency market, which was 11.7 at February 28, 2014. This devaluation resulted in a one time net currency exchange gain of approximately $200 related primarily to intercompany payables and the investment in Venezuelan government bonds and recognized by the Company during the year ended February 28, 2014 and included in Other Income (expense) on the Consolidated Statement of Operations and Comprehensive Income (Loss). There is considerable uncertainty as to the nature of transactions that will flow through SICAD and how SICAD will operate in the future, however we believe there is considerable risk that the official rate will be devalued further. Further devaluation could have a material impact on our financial condition, results of operations or cash flow.

The Company has certain U.S. dollar denominated assets and liabilities in its Venezuelan operations. Our TICC bond investment (See Note 1(f)) and our U.S. dollar denominated intercompany debt have been subject to currency fluctuations associated with the devaluation of the Bolivar Fuerte and the temporary institution in 2010 of a two-tier exchange rate by the Venezuelan government. The TICC bond is valued at the current Venezuela exchange rate of 11.7 and classified as a held-to-maturity investment at amortized cost at February 28, 2014.

q)Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all positive and negative evidence including the results of recent operations, scheduled reversal of deferred tax liabilities, future taxable income and tax planning strategies. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled (see Note 7). The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Tax interest and penalties

The Company classifies interest and penalties associated with income taxes as a component of income tax expense (benefit) on the Consolidated Statement of Operations and Comprehensive Income (Loss).

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

There are no reconciling items which impact the numerator of basic and diluted net income per common share.  A reconciliation between the denominator of basic and diluted net income per common share is as follows:

	Year Ended	Year Ended	Year Ended
	February 28, 2014	February 28, 2013	February 29, 2012
Weighted-average number of common shares outstanding (basic)	24,109,270	23,415,570	23,080,081
Effect of dilutive securities:
Stock options, warrants and restricted stock	—	201,531	185,125
Weighted-average number of common and potential common shares outstanding (diluted)	24,109,270	23,617,101	23,265,206

Stock options and stock warrants totaling 137,899, 90,735 and 361,464 for the years ended February 28, 2014, February 28, 2013 and February 29, 2012, respectively, were not included in the net income per common share calculation because the exercise price of these options and warrants was greater than the average market price of the Company's common stock during the period.

s)Other Income (Expense)

Other income (expense) is comprised of the following:

	Year Ended	Year Ended	Year Ended
	February 28, 2014	February 28, 2013	February 29, 2012
Other-than-temporary impairment of investment in Bliss-tel marketable securities	$—	$—	$(1,225)
(Loss) gain on foreign currency contracts related to Hirschmann acquisition	—	(2,670)	1,581
Net settlement gains (losses) (see Note 14)	4,443	(1,661)	(3,621)
Foreign currency (loss) gain	(1,079)	445	1,748
Interest income	689	685	744
Rental income	1,519	1,120	531
Miscellaneous	6,472	(552)	(3,145)
Total other, net	$12,044	$(2,633)	$(3,387)

Miscellaneous for the year ended February 28, 2014 includes income of $4,370 related to a shortfall on a contract between Hirschmann and a customer resulting in missed projections and a payment to Hirschmann for the remaining balance under the contract. Miscellaneous for the year ended February 29, 2012 includes charges related to a contingent consideration adjustment of approximately $2,000. Net foreign currency loss for the year ended February 28, 2014 includes a net gain of $177 related to the January 2014 devaluation of the Venezuelan Bolivar Fuerte by the Venezuelan government for certain foreign investments and non-essential items, which affected the balance sheet of Venezuela, as compared to a net loss of $447 related to the February 2013 devaluation included in the net foreign currency gain for the year ended February 28, 2013.

t)Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of

Long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with ASC 360 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Refer to Note 1(k) for the discussion of the ASC360 impairment analysis and results for the year ended February 28, 2014.

u)Accounting for Stock-Based Compensation

The Company has a stock-based compensation plan under which employees and non-employee directors may be granted incentive stock options ("ISO's") and non-qualified stock options ("NQSO's") to purchase shares of Class A common stock. Under the plan, the exercise price of the ISO's will not be less than the market value of the Company's Class A common stock or greater than 110% of the market value of the Company's Class A common stock on the date of grant. The exercise price of the NQSO's may not be less than 50% of the market value of the Company's Class A common stock on the date of grant. The plan permits for options to be exercised at various intervals as determined by the Board of Directors. However, the maximum expiration period is ten years from date of grant. The vesting requirements are determined by the Board of Directors at the time of grant.  Exercised options are issued from authorized Class A common stock.  As of February 28, 2014, approximately 1,700,000 shares were available for future grants under the terms of these plans.

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

In addition, the Company issued 17,500 warrants during December of 2012 to purchase the Company's common stock with the same terms as those of the options above as consideration for future legal and professional services. These warrants have all been exercised as of February 28, 2014.

The Company granted 246,250 options during May of 2011, which vested on February 29, 2012, expire two years from date of vesting (February 28, 2014), have an exercise price equal to $7.75, $0.25 above the sales price of the Company's stock on the day prior to the date of grant, have a contractual term of 2.75 years and a grant date fair value of $3.08 per share determined based on a Black-Scholes valuation model. (Refer to the table below for assumptions used to determine fair value.) None of these options expired unexercised at February 29, 2012.

In addition, the Company issued 22,500 warrants during May of 2011 to purchase the Company's common stock with the same terms as those of the options above as consideration for future legal and professional services. These warrants were exercised prior to February 28, 2014 and none expired unexercised.

The per share weighted-average fair value of stock options granted during the years ended  February 28, 2013 and February 29, 2012 were $1.99 and $3.08 on the respective dates of grant. There were no stock options granted during the year ended February 28, 2014.

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

The Company recognized stock-based compensation expense (before deferred income tax benefits) for awards granted under the Company’s stock option plans in the following line items in the Consolidated Statement of Operations and Comprehensive Income (Loss):

	Year Ended	Year Ended	Year Ended
	February 28, 2014	February 28, 2013	February 29, 2012
Cost of sales	$10	$5	$23
Selling expense	50	25	116
General and administrative expenses	300	149	681
Engineering and technical support	3	3	8
Stock-based compensation expense before income tax benefits	$363	$182	$828

Net income was impacted by $228 (after tax), $113 (after tax) and $505 (after tax) in stock based compensation expense or $0.01, $0.00 and $0.02 per diluted share for the years ended February 28, 2014, February 28, 2013 and February 29, 2012, respectively.

Information regarding the Company's stock options and warrants are summarized below:

	Number of Shares	Weighted- Average Exercise Price
Outstanding and exercisable at February 28, 2011	886,250	$6.40
Granted	268,750	7.75
Exercised	(61,875)	6.37
Forfeited/expired	(22,500)	7.36
Outstanding and exercisable at February 29, 2012	1,070,625	6.72
Granted	273,750	6.79
Exercised	(400,302)	6.49
Forfeited/expired	(26,250)	6.37
Outstanding and exercisable at February 28, 2013	917,823	6.85
Granted	—	—
Exercised	(838,619)	6.85
Forfeited/expired	—	—
Outstanding and exercisable at February 28, 2014	79,204	$6.79

At February 28, 2014, the Company had no unrecognized compensation costs as all stock options were fully vested. At February 28, 2013, the Company had unrecognized compensation costs of $363.

Summarized information about stock options outstanding as of February 28, 2014 is as follows:

	Outstanding and Exercisable
Exercise Price Range	Number of Shares	Weighted- Average Exercise Price of Shares	Weighted- Average Life Remaining in Years
6.79	79,204	$6.79	1.33

The aggregate pre-tax intrinsic value (the difference between the Company’s average closing stock price for the last quarter of Fiscal 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 28, 2014 was $1,271.  This amount changes based on the fair market value of the Company’s stock.  The total intrinsic values of options exercised for the years ended February 28, 2014, February 28, 2013 and February 29, 2012 were $4,671, $1,845 and $387, respectively

A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates prior to the release of the restrictions. Shares under restricted stock grants are not issued to the grantees before they vest. The grantees cannot transfer the rights to receive shares before the restricted shares vest.

In May of 2011, the Company granted 100,000 shares of restricted stock. These restricted stock awards vested one-third on February 29, 2012, one-third on February 28, 2013 and one-third on February 28, 2014. The Company expensed the cost of the restricted stock awards on a straight-line basis over the period during which the restrictions lapsed. The fair market value of the restricted stock of $7.60 was determined based on the closing price of the Company's common stock on the grant date.

On January 30, 2014, the Company granted 84,588 shares of restricted stock in accordance with a newly established Supplemental Executive Retirement Plan ("SERP") (refer to Note 10(b)). The restricted stock was granted based on certain performance criteria and vest on the later of three years from the date of participation in the SERP, or the grantee reaching the age of 65 years. There are no market conditions inherent in the award, only an employee performance requirement, and the service requirement that the respective employee continues employment with the Company through the vesting date. The Company will expense the cost of the restricted stock awards on a straight-line basis over the requisite service period of each employee or a maximum of 12.75 years. The fair market value of the restricted stock of $13.62 was determined based on the closing price of the Company's common stock on the grant date.

The following table presents a summary of the Company's restricted stock activity for the year ended February 28, 2014:

	Number of shares (in thousands)	Weighted Average Grant Date Fair Value
Balance at February 28, 2011	—	$—
Granted	100,000	$7.60
Vested	(33,333)	$7.60
Forfeited	—	$—
Balance at February 29, 2012	66,667	$7.60
Granted	—	—
Vested	(33,333)	7.60
Forfeited	—	—
Balance at February 28, 2013	33,334	$7.60
Granted	84,588	$13.62
Vested	(33,334)	$7.60
Forfeited	—	$—
Balance at February 28, 2014	84,588	$13.62

During the years ended February 28, 2014, February 28, 2013 and February 29, 2012 the Company recorded $278, $253 and $253, respectively, in stock-based compensation related to restricted stock awards. As of February 28, 2014, unrecognized stock-based compensation expense related to unvested restricted stock awards was $1,127.

v)Accumulated Other Comprehensive Loss

	Foreign Exchange Losses	Unrealized losses on investments, net of tax	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship	Total
Balance at 2/28/13	(5,340)	(59)	(1,031)	(67)	(6,497)
Other comprehensive income (loss) before reclassifications	5,575	(15)	(288)	(319)	4,953
Reclassified from accumulated other comprehensive loss	—	—	—	(329)	(329)
Net current-period other comprehensive income (loss)	5,575	(15)	(288)	(648)	4,624
Balance at 2/28/14	$235	$(74)	$(1,319)	$(715)	$(1,873)

During the year ended February 28, 2014, the Company recorded tax related to unrealized losses on investments of $0, pension plan adjustments of $91 and derivatives designated in a hedging relationship of $195.

w)New Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires an entity to report, either on the face of the statement where net income is presented, or in the notes, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in their entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This disclosure only guidance is effective prospectively for fiscal years beginning after December 15, 2012 and was adopted by the Company for the first quarter of Fiscal 2014.

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

On the Closing Date, the Company, certain of its directly and indirectly wholly-owned domestic subsidiaries, and Voxx Germany (collectively, the "Borrowers") entered into an Amended and Restated Credit Agreement (the "Credit Facility") with Wells Fargo Bank, National Association ("Wells Fargo"), as Agent, and the other lenders party thereto. The Company borrowed approximately $148,000 under the Credit Facility on the Closing Date and used a portion of the proceeds from such borrowing to fund Voxx Germany's acquisition of Hirschmann. On the Closing Date, the Company also repaid and terminated its existing asset-based loan facility with Wells Fargo Capital Finance, LLC.

In order to hedge the fluctuation in the exchange rate before closing, the Company entered into two forward contracts totaling $63,750, both due in March 2012. The forward contracts were not designated for hedging, and as such, were marked to market at February 29, 2012 and when they were settled in the first quarter of Fiscal 2013. A foreign currency gain of $1,581 was recorded in the fourth quarter of Fiscal 2012 when the contracts were marked to market at year-end and a foreign currency loss of $2,670 was recorded during the three months ended May 31, 2013, when the contracts were settled, reflecting the loss on settlement.

Net sales attributable to Hirschmann in the Company's consolidated statements of operations for the years ended February 28, 2014 and 2013 were approximately $173,612 and $153,310, respectively.

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

During the measurement period, the Company recorded $10,701 of net deferred tax liabilities related to the basis difference between the financial reporting value and the tax value, and the adjustments to the intangible assets value in connection with our preliminary purchase price valuation.

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

Klipsch

On March 1, 2011, Soundtech LLC, a Delaware limited liability company and wholly-owned subsidiary of Voxx, acquired all of the issued and outstanding shares of Klipsch Group, Inc. and its worldwide subsidiaries for a total purchase price of $169,599. The acquisition of Klipsch added world-class brand names to Voxx's offerings, increased its distribution network, both domestically and abroad, and provided the Company with entry into the high-end installation market at both the residential and commercial level. In addition to the Klipsch® brand, the Klipsch portfolio includes Jamo®, Mirage®, and Energy®.

The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. Net sales attributable to Klipsch in the Company's consolidated statements of operations and comprehensive income for the years ended February 28, 2014, February 28, 2013 and February 29, 2012 were $167,532, $174,026 and $169,485, respectively.

During the fourth quarter of Fiscal 2013, the Company identified an error in the consolidated financial statements for the year ended February 29, 2012, related to the Klipsch purchase price. Accounts payable acquired in the acquisition was incorrectly overstated and income taxes payable acquired was understated, which also resulted in an overstatement of goodwill from the purchase price. We evaluated the materiality of the error from a qualitative and quantitative perspective. Based on such evaluation, we concluded that the correction was not material to any individual prior period or for the year ended February 28, 2013, taking into account the requirements of the Securities and Exchange Commission Staff Accounting Bulletin No. 108, "Considering The Effects of Prior Year Misstatements in the Current Year Financial Statements," or SAB 108. As discussed in SAB108, though the error correction does require restating consolidated financial statements for prior periods, the error correction does not require the amendment of prior period filings. As a result, the accounting correction reduced accounts payable by $1,729 and goodwill by $1,297 and increased income taxes payable by $432 on the consolidated balance sheet at February 28, 2013.

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

During the measurement period, the Company recorded approximately $30,500 of net deferred tax liabilities related to the basis difference between the financial reporting value and the tax value, and the adjustments to the intangible asset values in connection with our preliminary purchase price valuation. In addition, the original purchase price allocation was adjusted by approximately $2,200 during the quarter ended August 31, 2011 to account for contingent purchase price consideration. As a result of these changes, goodwill associated with this transaction was adjusted accordingly.

The amounts assigned to goodwill and intangible assets for the acquisition are as follows and adjusted for the error identified in Fiscal 2013:

	March 1, 2011	Amortization Period (Years)
Goodwill (non-deductible)	$78,696	N/A
Tradenames (non-deductible)	49,316	Indefinite
Customer relationships	32,000	15
Patents	1,247	13
	$161,259

Acquisition related costs of $374 were expensed as incurred in the year ended February 29, 2012, and are included in acquisition related costs in the accompanying consolidated statements of operations and comprehensive income.

Pro-forma Financial Information

The following unaudited pro-forma financial information for the years ended February 28, 2013 and February 29, 2012 represents the results of the Company's operations as if Hirschmann was included for the full year of Fiscal 2013 and 2012. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods.

	Year Ended	Year Ended
	February 28, 2013	February 29, 2012
Net Sales	$843,091	$860,372
Net income	26,624	22,225
Net income per share-diluted	$1.13	$0.96

The above pro-forma results include certain adjustments for the periods presented to adjust the financial results and give consideration to the assumption that the acquisitions of Hirschmann and Klipsch occurred on the first day of Fiscal 2012 and Fiscal 2011, respectively. These adjustments include costs such as an estimate for amortization and depreciation associated with intangible and fixed assets acquired, additional financing costs as a result of the acquisitions, and the movement of expenses specific to the acquisitions from Fiscal 2013 to Fiscal 2012, respectively. These pro-forma results of operations have been estimated for comparative purposes only and may not reflect the actual results of operations that would have been achieved had the transactions occurred on the dates presented or be indicative of results to be achieved in the future.

3)	Receivables from Vendors

The Company has recorded receivables from vendors in the amount of $2,443 and $9,943 as of February 28, 2014 and February 28, 2013, respectively. Receivables from vendors represent prepayments on product shipments and product reimbursements, as well as a balance due from one of the Company's suppliers related to the replacement of remote start devices for Subaru (refer to Note 1(o)).

4)	Equity Investment

The Company has a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary ("ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the Automotive industry, including RV’s; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles. ASC 810 requires the Company to evaluate non-consolidated entities periodically, and as circumstances change, to determine if an implied controlling interest exists. During Fiscal 2014, the Company evaluated this equity investment and concluded that this is still a variable interest entity and the Company is not the primary beneficiary.  ASA’s fiscal year end is November 30, 2013, however, the results of ASA as of and through February 28, 2014 have been recorded in the consolidated financial statements.

The Company's share of income from ASA for the years ended February 28, 2014, February 28, 2013 and February 29, 2012 was $6,070, $4,880 and $4,035, respectively.   In addition, the Company received cash distributions from ASA totaling $2,960, $2,256 and $1,906 during the years ended February 28, 2014, February 28, 2013 and February 29, 2012, respectively.

Undistributed earnings from equity investments included in retained earnings amounted to $15,302 and $12,192 at February 28, 2014 and February 28, 2013, respectively.

Net sales transactions between the Company and ASA were $949, $396 and $633 for the years ended February 28, 2014, February 28, 2013 and February 29, 2012, respectively. Accounts receivable balances from ASA were $384 and $59 as of February 28, 2014 and February 28, 2013, respectively.

5)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	February 28, 2014	February 28, 2013
Commissions	$481	$787
Employee compensation	26,111	18,521
Professional fees and accrued settlements	2,061	2,107
Future warranty	11,033	12,788
Freight and duty	3,321	2,565
Payroll and other taxes	3,067	1,539
Royalties, advertising and other	13,173	13,216
Total accrued expenses and other current liabilities	$59,247	$51,523

6)	Financing Arrangements

The Company has the following financing arrangements:

	February 28, 2014	February 28, 2013
Domestic bank obligations (a)	$87,950	$154,335
Euro asset-based lending obligation (b)	3,762	1,341
Euro term loan agreement (c)	—	695
Schwaiger mortgage (d)	1,706	1,888
Klipsch notes (e)	7,855	8,388
Audiovox Germany mortgage (f)	7,909	8,369
Hirschmann line of credit (g)	—	—
Total debt	109,182	175,016
Less: current portion of long-term debt	5,960	26,020
Total long-term debt	$103,222	$148,996

a)Domestic Bank Obligations

From March 1, 2013 through January 8, 2014, we had a revolving credit facility (the "Credit Facility"). Funds from the Credit Facility were used to complete the acquisition of Hirschmann in March 2012, as well as to fund the temporary short-term working capital needs of the Company. The Credit Facility had an aggregated committed availability of up to $205,000, consisting of a revolving credit facility of $80,000; a $50,000 multicurrency revolving facility, of which up to the equivalent of $50,000 was available only to VOXX International (Germany)

GmbH in euros; and a five year term loan facility in the aggregate principal amount of $75,000. $110,000 of the U. S. revolving credit facility was available on a revolving basis for five years from the closing date. An additional $20,000 was available during the periods from September 1, 2012 through January 31, 2013 and from September 1, 2013 through November 30, 2013. The Credit Facility included a $25,000 sublimit for issuers of letters of credit for domestic borrowings and a $10,000 sublimit for Swing Loans.

The Credit Facility contained covenants that limited the ability of certain entities of the Company to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or exit a substantial portion of their respective businesses; (iv) make any material change in the nature of their business; (v) prepay or otherwise acquire indebtedness; (vi) cause any Change of Control; (vii) make any Restricted Payments; (viii) change their fiscal year or method of accounting; (ix) make advances, loans or investments; (x) enter into or permit any transaction with an Affiliate of certain entities of the Company; or (xi) use proceeds for certain items.

On January 9, 2014, the Company amended and restated its Credit Facility (the "Amended Facility"). The Amended Facility provides for senior secured credit facilities in an aggregate amount of $200,000, consisting of a revolving credit facility of $200,000, with a $30,000 multicurrency revolving credit facility sublimit, a $25,000 sublimit for Letters of Credit and a $10,000 sublimit for Swingline Loans. The Amended Facility is due on January 9, 2019, however, it is subject to acceleration upon the occurrence of an Event of Default (as defined in the Credit Agreement).

Generally, the Company may designate specific borrowings under the Amended Facility as either Alternate Base Rate Loans or LIBOR Rate Loans, except that Swingline Loans may only be designated as Alternate Base Rate Loans. VOXX International (Germany) GmbH may only borrow euros, and only as LIBOR rate loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.00 - 2.00% based upon leverage, as defined in the agreement. Loans designated as Alternate Base Rate loans shall bear interest at a rate equal to the base rate plus an applicable margin ranging from 0.00 - 1.00% based on excess availability in the borrowing base. As of February 28, 2014, the interest rate on the facility was 2.28%.

The Amended Facility requires compliance with financial covenants calculated as of the last day of each fiscal quarter consisting of a Total Leverage Ratio and a Consolidated EBIT to Consolidated Interest Expense Ratio.

The Amended Facility contains covenants that limit the ability of certain entities of the Company to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or exit a substantial portion of their respective businesses; (iv) make any material change in the nature of their business; (v) prepay or otherwise acquire indebtedness; (vi) cause any Change of Control; (vii) make any Restricted Payments; (viii) change their fiscal year or method of accounting; (ix) make advances, loans or investments; (x) enter into or permit any transaction with an Affiliate of certain entities of the Company; or (xi) use proceeds for certain items. As of February 28, 2014, the Company was in compliance with all debt covenants.

The Obligations under the Amended Facility are secured by valid and perfected first priority security interests in liens on all of the following: (a)(i) 100% of the capital stock or other membership or partnership equity ownership of profit interests of each domestic Credit Party (other than the Company), and (ii) 65% of the voting equity interests and 100% of the non-voting equity interests of all present and future first-tier foreign subsidiaries of any Credit Party (or such greater percentage as would not result in material adverse federal income tax consequences for the Company); (b) all of (i) the tangible and intangible personal property/assets of the Credit Parties and (ii) the fee-owned real property of the Company located in Hauppauge, New York; and (c) all products, profits, rents and proceeds of the foregoing.

No additional funds were borrowed on January 9, 2014, in conjunction with the amendment to the credit facility. As of February 28, 2014, approximately $87,950 was outstanding under the line. Charges incurred on the unused portion of the Credit Facility and Amended Credit Facility during the years ended February 28, 2014, February 28, 2013 and February 29, 2012 totaled $151, $94 and $596, respectively, and are included within interest and bank charges on the Consolidated Statement of Operations and Comprehensive Income (Loss).

As a result of the amendment to the Credit Facility, the Company incurred additional debt financing costs of $1,455, which are recorded as deferred financing costs. The Company has accounted for the amendment as a modification of debt and has added these costs to the remaining financing costs related to the original Credit Facility and its amended predecessor of approximately $6,700. These deferred financing costs have been included in other assets on the accompanying consolidated balance sheets and are being amortized through interest and bank charges over the five year term of the Amended Facility. During the years ended February 28, 2014 and February 28, 2013, the Company amortized $1,377 and $1,210 of these costs, respectively.

b)Euro Asset-Based Lending Obligation

Foreign bank obligations include a financing arrangement entered into in October 2000, totaling 20,000 Euros and consisting of a Euro accounts receivable factoring arrangement (see Note 1(h)) and a Euro Asset-Based Lending ("ABL") (up to 60% of eligible non-factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on November 1, 2014.  The rate of interest is the three month Euribor plus 1.9% (2.19% at February 28, 2014), and the Company pays 0.22% of its gross sales as a fee for the accounts receivable factoring arrangement. As of February 28, 2014, the amount of non-factored accounts receivable exceeded the amounts outstanding under this obligation.

c)Euro Loan Agreement

On March 30, 2008, Audiovox Germany entered into a 5,000 Euro term loan agreement. This agreement was for a five year term with a financial institution and was used to repay the Audiovox Germany intercompany debt to VOXX International Corporation. Interest accrued at a fixed rate of 4.82%. The loan ended on March 31, 2013 and has been fully paid.

d)Schwaiger Mortgage

In January 2012, the Company's Schwaiger subsidiary purchased a building, entering into a mortgage note payable. The mortgage note bears interest at 3.75% and will be fully paid by December 2019.

e)Klipsch Notes

Included in this balance is a mortgage on a facility included in the assets acquired in connection with the Klipsch transaction on March 1, 2011 and assumed by Voxx. The balance at February 28, 2014 is $575 and will be fully paid by the end of Fiscal 2018.

On April 20, 2012, the Company purchased the building housing Klipsch's headquarters in Indianapolis, IN for $10,900. The Company paid $3,100 cash at closing and assumed the mortgage held by the seller, Woodview LLC, in the amount of $7,800. Woodview LLC was a related party, as certain partners are executives of Klipsch.  On June 3, 2013, the Company refinanced this mortgage with Wells Fargo for an amount totaling $7,800. The new mortgage is due in May 2023 and the interest rate is equal to the 1-month LIBOR plus 2.25%. Simultaneously on June 3, 2013, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure and will pay a fixed rate of 3.92% under the swap agreement. The balance of the mortgage at February 28, 2014 was $7,280.

f)Audiovox Germany Mortgage

Included in this balance is a mortgage on the land and building housing Audiovox Germany's headquarters in Pulheim, Germany, which was entered into in January 2013. The mortgage bears interest at 2.85%, payable in twenty-six quarterly installments through June 2019.

g)Hirschmann Line of Credit

On July 15, 2012, Hirschmann entered into an agreement for a €6,000 working capital line of credit with a financial institution. The agreement is payable on demand and is mutually cancelable. The rate of interest is the three month Euribor plus 2% (2.29% at February 28, 2014) and the line of credit is guaranteed by VOXX

International Corporation. There was no outstanding balance on the line of credit as of February 28, 2014 and February 28, 2013.

The following is a maturity table for debt and bank obligations outstanding at February 28, 2014:

2015	$5,960
2016	1,399
2017	1,399
2018	4,559
2019	92,509
Thereafter	3,356
Total	$109,182

The weighted-average interest rate on short-term debt was 3.85% and 4.52% for Fiscal 2014 and 2013, respectively. Interest expense for the years ended February 28, 2014, February 28, 2013 and February 29, 2012 was $5,210, $6,302 and $3,520, respectively, of which $3,052 was related to the Credit Facility and Amended Credit Facility for the year ended February 28, 2014.

7)    Income Taxes

The components of income before the provision for income taxes are as follows:

	Year Ended	Year Ended	Year Ended
	February 28, 2014	February 28, 2013	February 29, 2012
Domestic Operations	$(27,488)	$27,485	$28,229
Foreign Operations	833	8,170	10,663
	$(26,655)	$35,655	$38,892

The provision (benefit) for income taxes is comprised of the following:

	Year Ended	Year Ended	Year Ended
	February 28, 2014	February 28, 2013	February 29, 2012
Current provision
Federal	$5,210	$8,349	$5,296
State	446	1,075	629
Foreign	2,923	4,327	3,324
Total current provision	$8,579	$13,751	$9,249
Deferred (benefit) provision
Federal	$(5,235)	$1,739	$4,396
State	(778)	42	(561)
Foreign	(2,624)	(2,369)	159
Total deferred (benefit) provision	$(8,637)	$(588)	$3,994
Total provision (benefit)
Federal	$(25)	$10,088	$9,692
State	(332)	1,117	68
Foreign	299	1,958	3,483
Total provision (benefit)	$(58)	$13,163	$13,243

The effective tax rate before income taxes varies from the current statutory U.S. federal income tax rate as follows:

	Year Ended		Year Ended		Year Ended
	February 28, 2014		February 28, 2013		February 29, 2012
Tax provision at Federal statutory rates	$(9,329)	35.0%	$12,479	35.0%	$13,612	35.0%
State income taxes, net of Federal benefit	126	(0.5)	637	1.8	1,145	2.9
Change in valuation allowance	868	(3.3)	1,034	2.9	192	0.5
Change in tax reserves	(387)	1.5	315	0.9	(241)	(0.6)
Worthless stock deduction	(2,664)	10.0	—	—	—	—
Impairment of non-deductible goodwill	11,257	(42.2)	—	—	—	—
US effects of foreign operations	(828)	3.1	(1,090)	(3.1)	(135)	(0.4)
Permanent differences and other	2,016	(7.6)	388	1.1	921	2.3
Change in tax rate	(614)	2.3	(270)	(0.8)	(885)	(2.2)
Research & development credits	(248)	0.9	(330)	(0.9)	(1,366)	(3.5)
Tax credits	(255)	1.0	—	—	—	—
Effective tax rate	$(58)	0.2%	$13,163	36.9%	$13,243	34.0%

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	February 28, 2014	February 28, 2013
Deferred tax assets:
Accounts receivable	$575	$419
Inventory	2,516	2,657
Property, plant and equipment	286	447
Accruals and reserves	2,296	3,231
Deferred compensation	2,563	1,298
Warranty reserves	3,050	3,811
Unrealized gains and losses	2,944	1,696
Foreign and state operating losses	3,616	3,685
Foreign tax credits	5,439	5,778
Other tax credits	499	488
Deferred tax assets before valuation allowance	23,784	23,510
Less: valuation allowance	(10,347)	(10,413)
Total deferred tax assets	13,437	13,097
Deferred tax liabilities:
Intangible assets	(42,185)	(50,723)
Prepaid expenses	(1,827)	(1,378)
Deferred financing fees	(579)	(832)
Total deferred tax liabilities	(44,591)	(52,933)
Net deferred tax liability	$(31,154)	$(39,836)

The Company recorded net deferred tax liabilities of $10,701 in connection with the Hirschmann acquisition for the year ended February 28, 2013.

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

During Fiscal 2014, the Company increased its valuation allowance by approximately $66. The Company maintains a valuation allowance against deferred tax assets in certain foreign jurisdictions and with respect to its foreign tax credits and various investments which are more likely than not to generate capital losses in the future. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

As of February 28, 2014, the Company has not provided for U.S. federal and foreign withholding taxes of approximately $14,908 on its foreign subsidiaries, cumulative undistributed earnings in Germany as such earnings are indefinitely reinvested overseas. If these future earnings are repatriated to the United States, or if the Company determines that such earnings will be remitted in the foreseeable future, additional tax provisions may be required. Due to the complexities of the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income tax provisions that may be required. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in undistributed earnings is not practicable to determine at this time.

The Company has various foreign net operating loss carryforwards, state net operating loss carryforwards, and state tax credits that expire in various years and amounts through 2034.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance at February 28, 2011	$3,335
Additions in connection with acquisitions	$624
Additions based on tax positions taken in the current and prior years	$1,192
Settlements	$(30)
Lapse in statute of limitations	$(471)
Recognition of excess tax benefits	$(1,738)
Balance at February 29, 2012	$2,912
Additions based on tax positions taken in the current and prior years	8,744
Additions in connection with acquisitions	—
Settlements	—
Lapse in statute of limitations	(25)
Recognition of excess tax benefits	(168)
Balance at February 28, 2013	$11,463
Additions based on tax positions taken in the current and prior years	4,210
Settlements	(29)
Lapse in statute of limitations	(77)
Decrease in prior year tax positions	(1,002)
Balance at February 28, 2014	$14,565

Of the amounts reflected in the table above at February 28, 2014, $10,268, if recognized, would reduce our effective tax rate. At February 28, 2014 and February 28, 2013, the Company accrued $38 and $430, respectively, for the payment of interest and penalties. The Company records accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss). The balance as of February 28, 2014 and February 28, 2013 was $791 and $753, respectively. The Company is under examination in various jurisdictions. An estimate of the range of the reasonably possible change in the unrecognized tax benefit cannot be made.

The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statutes of limitations.  The earliest years' tax returns filed by the Company that are still subject to examination by the tax authorities in the major jurisdictions are as follows:

Jurisdiction	Tax Year

U.S.	2010
Netherlands	2010
Germany	2009

8)    Other Long-Term Liabilities

On August 29, 2003, the Company entered into a call/put option agreement with certain employees of Audiovox Germany, whereby these employees can acquire up to a maximum of 20% of the Company's stated share capital in Audiovox Germany at a call price equal to the same proportion of the actual price paid by the Company for Audiovox Germany. The put options become immediately exercisable upon (i) the sale of Audiovox Germany or (ii) the termination of employment or death of the employee. The put price to be paid to the employee upon exercise will be the then net asset value per share of Audiovox Germany. Accordingly, the Company recognizes compensation expense based on 20% of the increase in Audiovox Germany's net assets, subject to certain adjustments as defined in the agreement, representing the incremental change of the put price over the call option price. The balance of the call/put option included in other long-term liabilities on the Consolidated Balance Sheets at February 28, 2014 and February 28, 2013 was $5,156 and $4,322, respectively. Compensation expense for these options amounted to $580, $534 and $127 for the years ended February 28, 2014, February 28, 2013 and February 29, 2012, respectively.

Also included in other long-term liabilities are the non-current portions of contingent considerations related to certain acquisitions of the Company and the non-current portion of a pension liability for Hirschmann employees (see Note 10).

9)	Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	22,172,968	21,300,670	one	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	ten	Ratably with Class A

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

Stock held in treasury by the Company is accounted for using the cost method which treats stock held in treasury as a reduction to total stockholders' equity and amounted to 1,815,272 and 1,816,132 shares at February 28, 2014 and February 28, 2013, respectively. The cost basis for subsequent sales of treasury shares is determined using an average cost method. As of February 28, 2014, 1,738,243 shares of the Company's Class A common stock are authorized to be repurchased in the open market. During the years ended February 28, 2014, February 28, 2013 and February 29, 2012, the Company did not purchase any shares.

10)	Other Stock and Retirement Plans

a)Restricted Stock Plan

The Company has restricted stock plans under which key employees and directors may be awarded restricted stock. Awards under the restricted stock plan may be performance-accelerated shares or performance-restricted shares. (See Note 1(u)).

As of February 28, 2014, approximately 1,700,000 shares of the Company's Class A common stock are reserved for issuance under the Company's Restricted and Stock Option Plan.

b)Supplemental Executive Retirement Plan

Effective January 30, 2014, the Company established a Supplemental Executive Retirement Plan ("SERP") to provide additional retirement income to its Chairman and select executive officers. Subject to certain performance criteria, service requirements and age restrictions, employees who participate in the SERP will receive restricted stock awards. The restricted stock awards vest on the later of three years from the date of participation in the SERP, or the grantee reaching the age of 65 years (refer to Note 1(u)).

c)Profit Sharing Plans

The Company has established two non-contributory employee profit sharing plans for the benefit of its eligible employees in the United States and Canada. The plans are administered by trustees appointed by the Company. No contributions were made during the years ended February 28, 2014, February 28, 2013 and February 29, 2012. Contributions required by law to be made for eligible employees in Canada were not material for all periods presented.

d)401(k) Plans

(1)
The VOXX International 401(k) plan is for all eligible domestic employees, with the exception of Klipsch employees, who continued to participate in a separate 401(k) plan for the years ended February 28, 2014, February 28, 2013 and February 29, 2012. The Company matches a portion of the participant's contributions after three months of service under a predetermined formula based on the participant's contribution level. In February 2008, the Company suspended all matching contributions to contain operating expenses until economic conditions improved. These matching contributions were reinstated on January 1, 2014. Shares of the Company's Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants' contributions. During the year ended February 28, 2014, the Company contributed, net of forfeitures, approximately $215 to the 401(k) Plan.

(2)
Klipsch sponsors a 401(k) plan for the subsidiary's eligible employees. Any Klipsch employee is eligible to participate. Klipsch contributes a matching amount to participants who are at least 21 years of age and have attained six months of service as of entry dates of January 1 or July 1. During the year ended February 28, 2014, the Company contributed, net of forfeitures, approximately $153 to the 401(k) Plan.

e)Cash Bonus Profit Sharing Plan

During Fiscal 2009, the Board of Directors authorized a Cash Bonus Profit Sharing Plan that allows the Company to make profit sharing contributions for the benefit of eligible employees, for any fiscal year based on a pre-determined formula on the Company's pre-tax profits. The size of the contribution is dependent upon the performance of the Company. A participant’s share of the contribution is determined pursuant to the participant’s eligible wages for the fiscal year as a percentage of total eligible wages for all participants. During the year ended February 28, 2011, this plan was temporarily suspended and the Company elected to pay back previous temporary salary reductions to all employees, in lieu of contributions to the Profit Sharing Plan. The plan has remained suspended for the years ended February 28, 2014, February 28, 2013 and February 29, 2012 and will be reinstated only after all other suspended benefits of the Company have been restored.

f)Deferred Compensation Plan

Effective December 1, 1999, the Company adopted a Deferred Compensation Plan (the Plan) for Vice Presidents and above. The Plan is intended to provide certain executives with supplemental retirement benefits as well as to permit the deferral of more of their compensation than they are permitted to defer under the Profit Sharing and 401(k) Plan. The Plan provides for a matching contribution equal to 25% of the employee deferrals up to $20. On February 1, 2008, the Company temporarily suspended all matching contributions to contain operating expenses until economic conditions improve. The matching contributions have remained suspended for the years ended February 28, 2014, February 28, 2013 and February 29, 2012. The Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. All compensation deferred under the Plan is held by the Company in an investment trust which is considered an asset of the Company.  The Company has the option of amending or terminating the Plan at any time.

The investments, which amounted to $4,244 and $3,657 at February 28, 2014 and February 28, 2013, respectively, have been classified as long-term marketable securities and are included in investment securities on the accompanying consolidated balance sheets and a corresponding liability is recorded with $250 recorded in accrued expenses and the balance in deferred compensation which is classified as a long-term liability. Unrealized gains and losses on the marketable securities and corresponding deferred compensation liability net to zero in the accompanying consolidated statements of operations and comprehensive income.

g)Defined Benefit Pension Plan

The Company sponsors an employer financed defined benefit pension plan ("the plan") at its Hirschmann subsidiary, which covers eligible regular full-time employees. The plan provides for retirement and disability benefits for participating employees, and are only granted if the participating employee is at least 25 years of age and has completed ten years of service. The retirement age as it pertains to the plan is 65. Benefits available under the plan are generally determined by years of service and the levels of compensation during those years. In October 1994, the benefits under this plan were closed to new participants and pension benefits continue to accrue only for previously existing plan members still employed by Hirschmann. The discount rate used for the valuation of the pension obligation at February 28, 2014 and 2013 was 3.3% and 3.7%, respectively. No contributions were made to the plan during the years ended February 28, 2014 and 2013 and the plan has no assets. The unfunded balance of the plan at February 28, 2014 and 2013 is equal to the total plan liability of $7,846 and $6,911, respectively.

Following is the reconciliation of the pension benefit obligation for the year ended February 28, 2014.

Pension benefit obligation	Fiscal 2014	Fiscal 2013
Beginning balance	$6,911	$5,300
Interest cost	262	284
Benefits paid	(143)	(110)
Actuarial loss	318	1,437
Effect of foreign exchange	498	—
Ending balance	$7,846	$6,911

As of February 28, 2014 the following amounts were recognized in the balance sheet and in accumulated other comprehensive income:

Balance Sheet	February 28, 2014	February 28, 2013
As a current liability	$179	$157
As a non-current liability	$7,667	$6,754

Accumulated Other Comprehensive Income	Fiscal 2014	Fiscal 2013
Actuarial loss	$318	$1,437

Pension expense for Fiscal 2014 and 2013 comprised the following:

	Fiscal 2014	Fiscal 2013
Interest cost	$262	$284
	$262	$284

Pension expense is recorded within general and administrative expenses on the Consolidated Statement of Operations and Comprehensive Income (Loss).

The benefits expected to be paid by the Company to retirees participating in the plan in each of the next five years and thereafter are as follows:

2015	$179
2016	236
2017	236
2018	286
2019	286
Thereafter	6,623
$7,846

11)	Lease Obligations

During 1996, the Company entered into a 30-year capital lease for a building with its principal stockholder and current chairman, which was the headquarters of the discontinued Cellular operation. Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates. The effective interest rate on the capital lease obligation is 8%.  This lease was refinanced in December 2006 and expires on November 30, 2026.  The Company currently subleases the building to Airtyme Communications LLC for monthly payments of $60 for a term of three years, terminating on October 15, 2015. Total rental income earned from the sublease of this building for the years ended February 28, 2014, February 28, 2013 and February 29, 2012 was $634, $573 and $531, respectively. We also lease another facility from our principal stockholder which expires on November 30, 2016.

The Company leases certain facilities from its principal stockholder. At February 28, 2014, minimum annual rental payments on these related party leases, including capital lease payments, which are included in the table below, are as follows:

2015	$1,377
2016	1,402
2017	1,223
2018	631
2019	631
Thereafter	5,206
Total	$10,470

Total lease payments required under all related party leases for the five-year period ending February 28, 2019 are $5,264.

At February 28, 2014, the Company was obligated under non-cancellable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:

	Capital Lease	Operating Leases
2015	$574	$7,705
2016	574	3,246
2017	588	2,063
2018	1,260	400
2019	1,261	282
Thereafter	5,206	676
Total minimum lease payments	9,463	$14,372
Less: minimum sublease income	1,200
Net	8,263
Less: amount representing interest	1,919
Present value of net minimum lease payments	6,344
Less: current installments included in accrued expenses and other current liabilities	230
Long-term capital obligation	$6,114

Rental expense for the above-mentioned operating lease agreements and other leases on a month-to-month basis was $5,474, $5,531 and $4,797 for the years ended February 28, 2014, February 28, 2013 and February 29, 2012, respectively.

12)	Financial Instruments

a)Off-Balance Sheet Risk

Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit principally to secure certain bank obligations and insurance policies. The Company had $0 and $273 open commercial letters of credit at February 28, 2014 and 2013. Standby letters of credit amounted to $717and $817 at February 28, 2014 and 2013.  The terms of these letters of credit are all less than one year. No material loss is anticipated due to nonperformance by the counter parties to these agreements. The fair value of the standby letters of credit is estimated to be the same as the contract values based on the short-term nature of the fee arrangements with the issuing banks.

At February 28, 2014, the Company had unconditional purchase obligations for inventory commitments of $93,801.  These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

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

At February 28, 2014 and February 28, 2013, one customer accounted for approximately 18% and 32% of accounts receivable, respectively.  During the year ended February 29, 2012 one customer accounted for 10.3% of net sales. No one customer account for more than 10% of net sales during the years ended February 28, 2014 or 2013. The Company's five largest customers represented 29% of net sales during the year ended February 28, 2014, 28% for the year ended February 28, 2013 and 26% for the year ended February 29, 2012.

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
Our Premium Audio segment designs, manufactures, distributes and markets home theater systems, high-end loudspeakers, outdoor speakers, iPod/computer speakers, business music systems, cinema speakers, flat panel speakers, bluetooth speakers, soundbars, headphones and DLNA (Digital Living Network Alliance).
Our Consumer Accessories segment designs and markets remote controls; rechargeable battery packs; wireless and bluetooth speakers; personal sound amplifiers and iPod docks/iPod sound, A/V connectivity, portable/home charging, reception and digital consumer products.
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

Prior period disclosure of net sales by product category has been reclassified to conform to the new operating segment structure which had no impact on our consolidated financial statements. Segment data for each of the Company's segments are presented below:

	Automotive	Premium Audio	Consumer Accessories	Corporate/ Eliminations	Total
Fiscal Year Ended February 28, 2014
Net sales	$412,531	$189,208	$206,319	$1,651	$809,709
Equity in income of equity investees	6,070	—	—	—	6,070
Interest expense and bank charges	7,166	8,219	9,988	(17,979)	7,394
Depreciation and amortization expense	8,442	3,611	2,412	1,718	16,183
Income (loss) before income taxes	18,873	(34,337)	(11,652)	461	(26,655)

Fiscal Year Ended February 28, 2013
Net sales	$416,557	$192,987	$224,701	$1,332	$835,577
Equity in income of equity investees	4,880	—	—	—	4,880
Interest expense and bank charges	7,414	7,651	9,753	(16,530)	8,288
Depreciation and amortization expense	8,579	3,548	2,575	1,744	16,446
Income (loss) before income taxes	14,378	16,983	3,486	808	35,655

Fiscal Year Ended February 29, 2012
Net sales	$291,231	$191,427	$221,518	$2,886	$707,062
Equity in income of equity investees	4,035	—	—	—	4,035
Interest expense and bank charges	4,894	8,836	9,502	(17,602)	5,630
Depreciation and amortization expense	1,654	3,989	2,742	1,910	10,295
Income (loss) before income taxes	25,545	17,612	(1,755)	(2,510)	38,892

No one customer accounted for more than 10% of consolidated net sales during the years ended February 28, 2014 and 2013. One customer accounted for more than 10% of consolidated net sales during the year ended February 29, 2012. Such customer sales of $72,574 are recorded in the Automotive, Premium Audio and Consumer Accessories segments during the year ended February 29, 2012.

Geographic net sales information in the table below is based on the location of the selling entity. Long-lived assets, primarily fixed assets, are reported below based on the location of the asset.

	North America	Latin America	Germany	Other	Total
Fiscal Year Ended February 28, 2014
Net sales	$542,697	$14,140	$249,754	$3,118	$809,709
Long-lived assets	216,645	13,861	144,871	95	375,472

Fiscal Year Ended February 28, 2013
Net sales	$575,481	$27,090	$229,033	$3,973	$835,577
Long-lived assets	274,527	11,983	141,663	113	428,286

Fiscal Year Ended February 29, 2012
Net sales	$585,293	$26,728	$90,042	$4,999	$707,062
Long-lived assets	265,870	7,405	19,748	174	293,197

14)	Contingencies

The Company is currently, and has in the past been a party to various routine legal proceedings incident to the ordinary course of business.  If management determines, based on the underlying facts and circumstances, that it is probable a loss will result from a litigation contingency and the amount of the loss can be reasonably estimated, the estimated loss is accrued for.  The Company believes its outstanding litigation matters disclosed below will not have a material adverse effect on the Company's financial statements, individually or in the aggregate; however, due to the uncertain outcome of these matters, the Company disclosed specific matters as outlined below:

The products the Company sells are continually changing as a result of improved technology.  As a result, although the Company and its suppliers attempt to avoid infringing known proprietary rights, the Company may be subject to legal proceedings and claims for alleged infringement by patent, trademark or other intellectual property owners.  Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, or require the Company to either enter into royalty or license agreements which are not advantageous to the Company, or pay material amounts of damages. As of February 28, 2014, the Company has recorded approximately $1,200 related to the potential infringement of certain patents for which the Company has been approached by third parties and has made a payment of $265 in settlement of one claim. No legal action has been taken against the Company as of February 28, 2014 related to these alleged infringements and the Company is currently consulting with legal counsel and engaging in discussions with the remaining third parties in question in order to determine whether infringement has taken place and to remediate such issues, if necessary. The Company believes the remaining accrual is a reasonable estimate of the expenditures required to resolve these matters.

The Company has been a plaintiff in a class action lawsuit against several defendants relating to the alleged price fixing of certain thin film transistor liquid crystal display flat panels and certain products containing these panels purchased between the years 1999 and 2006, and the violation of U.S. antitrust laws. This class action suit was decided in favor of the plaintiffs and in July 2013, the judge in the case ordered the distribution of the settlement funds that had been ordered to be put aside by the defendants. Voxx received a sum of $5,643, which has been recorded in "Other Income (Expense)" in the Consolidated Statement of Operations and Comprehensive Income (Loss).

The Company was party to a breach of license agreement lawsuit brought against it by MPEG LA, LLC ("MPEG"). In June 2012, the Company reached an agreement with MPEG and agreed to a settlement of $13,096 in final resolution of the matter. As a result of this settlement, the Company recorded a charge of $9,475 during the nine months ended November 30, 2012 ($3,621 had been estimated and recorded by the Company in Fiscal 2012). The charge was recorded in "Other (Expense) Income" in the Consolidated Statement of Operations and Comprehensive Income (Loss). The Company has sought indemnification from its suppliers for royalty payments previously paid to them that it maintains they were responsible to remit to MPEG and has vigorously pursued its option under its indemnification agreements. The Company completed negotiations with one vendor for an amount of $1,110 during the first quarter of Fiscal 2013, which was recorded as an offset to the settlement expense as a recovery in "Other (Expense)Income" on the Consolidated Statement of Operations and Comprehensive Income (Loss), for a net charge of $8,365 for the nine months ended November 30, 2012. Additional recoveries of $5,689 were negotiated and recorded by the Company during the fourth quarter of Fiscal 2013. For the year ended February 28, 2014, no additional recoveries have been recorded related to this lawsuit and the Company is not aware of any additional vendors that it may recover funds from related to this matter.

15)	Unaudited Quarterly Financial Data

Selected unaudited, quarterly financial data of the Company for the years ended February 28, 2014 and February 28, 2013 appear below:

	Quarters Ended
	Feb 28, 2014	Nov 30, 2013	Aug 31, 2013	May 31, 2013
2014
Net sales	$187,105	$245,814	$183,818	$192,972
Gross profit	52,896	68,798	54,102	54,452
Net income (loss)	(49,026)	15,424	4,863	2,142

Net income (loss) per common share (basic)	(2.01)	0.63	0.20	0.09

Net income (loss) per common share (diluted)	(2.01)	0.63	0.20	0.09

	Quarters Ended
	Feb 28, 2013	Nov 30, 2012	Aug 31, 2012	May 31, 2012
2013
Net sales	$206,790	$243,036	$191,715	$194,036
Gross profit	61,691	69,949	54,686	50,496
Net income	10,270	13,202	3,720	(4,700)

Net income per common share (basic)	0.44	0.56	0.16	(0.20)

Net income per common share (diluted)	0.43	0.56	0.16	(0.20)

Net income per common share is computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for the years.

16)Subsequent Events

In March 2014, the Venezuelan government opened a new exchange control mechanism, SICAD 2, which may be available to all entities for all transactions. The SICAD 2 rate does not supersede the SICAD 1 rate, which opened in January 2014, or the country's official exchange rate of 6.30 Venezuelan Bolivar Fuertes (refer to Note 1(p)). On the opening date of March 24, 2014, the bolivar sold for an average of 51.86 bolivars to the U.S. dollar through the SICAD 2 market based exchange mechanism. The Company is currently evaluating the impact of these changes on its business. A foreign exchange loss in Fiscal 2015 may ultimately result from this evaluation.

SCHEDULE II
AUDIOVOX CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended February 28, 2014, February 28, 2013 and February 29, 2012
(In thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Year	Gross Amount Charged to Costs and Expenses	Reversals of Previously Established Accruals	Deductions (a)	Balance at End of Year
Year ended February 28, 2014
Allowance for doubtful accounts	$7,840	$4,170	$—	$5,121	$6,889
Cash discount allowances	1,231	28,993	—	29,035	1,189
Accrued sales incentives	16,821	37,114	(1,990)	34,544	17,401
Reserve for warranties and product repair costs	14,551	14,144	—	16,217	12,478
	$40,443	$84,421	$(1,990)	$84,917	$37,957
Year ended February 28, 2013
Allowance for doubtful accounts	$5,737	$4,170	$—	$2,067	$7,840
Cash discount allowances	1,465	26,246	—	26,480	1,231
Accrued sales incentives	18,154	35,636	(3,350)	33,619	16,821
Reserve for warranties and product repair costs (b)	8,795	13,798	—	8,042	14,551
	$34,151	$79,850	$(3,350)	$70,208	$40,443
Year ended February 29, 2012
Allowance for doubtful accounts	$6,179	$1,067	$—	$1,509	$5,737
Cash discount allowances	885	28,723	—	28,143	1,465
Accrued sales incentives	11,981	50,820	(3,662)	40,985	18,154
Reserve for warranties and product repair costs (b)	9,051	11,839	—	12,095	8,795
	$28,096	$92,449	$(3,662)	$82,732	$34,151

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

(b)	Column C includes $1,480 of liabilities acquired during our Klipsch acquisition for Fiscal 2012 and $1,799 of liabilities acquired during our Hirschmann acquisition for Fiscal 2013.

Exhibit Number	Description

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

10.1
First amendment dated as of November 29, 2012, to Amended and Restated Credit Agreement, among VOXX International Corporation, as Parent and certain of its directly and indirectly wholly-owned subsidiaries with, Wells Fargo Bank, National Association as Administrative Agent, Fifth Third Bank and HSBC Bank USA N. A., as Co-Syndication Agents and Citibank, N. A. and RBS Citizens, N. A., as Co-Documentation Agents (incorporated by reference to the Company's Form 10-K filed on May 15, 2013).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Grant Thornton LLP (filed herewith).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Consolidated Financial Report of Audiovox Specialized Applications LLC (ASA) as of November 30, 2013 and 2012 and for the Years Ended November 30, 2013, 2012 and 2011 (filed herewith).

99.2	Consent of McGladrey LLP (filed herewith).

99.3	Audit Opinion of McGladrey LLP (filed herewith)

99.4	Consent of Grant Thornton LLP (filed herewith).

101
The following materials from VOXX International Corporation's Annual Report on Form 10-K for the period ended February 28, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets , (ii), the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

(d)  All other schedules are omitted because the required information is shown in the financial statements or notes thereto or because they are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

May 14, 2014	By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick M. Lavelle Patrick M. Lavelle	President; Chief Executive Officer (Principal Executive Officer) and Director	May 14, 2014
/s/ Charles M. Stoehr Charles M. Stoehr	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	May 14, 2014
/s/ John J. Shalam John J. Shalam	Chairman of the Board of Directors	May 14, 2014
/s/ Paul C. Kreuch, Jr. Paul C. Kreuch, Jr.	Director	May 14, 2014
/s/ Stan Glasgow Stan Glasgow	Director	May 14, 2014
/s/ Peter A. Lesser Peter A. Lesser	Director	May 14, 2014
/s/ Ari Shalam Ari Shalam	Director	May 14, 2014
/s/ Fred Klipsch Fred Klipsch	Director	May 14, 2014