Form 10-Q
period 2014-05-31
VOXX International Corp
filed 2014-07-10
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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
Yes   ☒ No   ☐

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of July 9, 2014
Class A Common Stock	22,172,968	Shares
Class B Common Stock	2,260,954	Shares

VOXX International Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	May 31, 2014	February 28, 2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$10,926	$10,603
Accounts receivable, net	121,971	147,054
Inventory, net	143,173	144,339
Receivables from vendors	3,484	2,443
Investment securities, current	7,654	—
Prepaid expenses and other current assets	16,357	15,897
Income tax receivable	4,276	2,463
Deferred income taxes	2,862	3,058
Total current assets	310,703	325,857
Investment securities	12,413	14,102
Equity investments	21,385	20,628
Property, plant and equipment, net	83,244	83,222
Goodwill	117,464	117,938
Intangible assets, net	172,654	174,312
Deferred income taxes	775	760
Other assets	9,808	10,331
Total assets	$728,446	$747,150
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$64,827	$55,373
Accrued expenses and other current liabilities	52,840	59,247
Income taxes payable	3,125	3,634
Accrued sales incentives	14,642	17,401
Deferred income taxes	10	9
Current portion of long-term debt	6,530	5,960
Total current liabilities	141,974	141,624
Long-term debt	84,218	103,222
Capital lease obligation	5,971	6,114
Deferred compensation	5,684	5,807
Other tax liabilities	10,781	11,060
Deferred tax liabilities	34,991	34,963
Other long-term liabilities	14,470	14,776
Total liabilities	298,089	317,566
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—
Common stock	277	277
Paid-in capital	291,035	290,960
Retained earnings	159,060	158,571
Accumulated other comprehensive loss	(1,664)	(1,873)
Treasury stock	(18,351)	(18,351)
Total stockholders' equity	430,357	429,584
Total liabilities and stockholders' equity	$728,446	$747,150
See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
 (In thousands, except share and per share data)
(unaudited)

	Three Months Ended May 31,
	2014	2013
Net sales	$186,899	$192,972
Cost of sales	133,846	138,459
Gross profit	53,053	54,513
Operating expenses:
Selling	14,596	13,123
General and administrative	29,615	28,938
Engineering and technical support	9,261	8,735
Restructuring expense	—	303
Total operating expenses	53,472	51,099
Operating (loss) income	(419)	3,414
Other income (expense):
Interest and bank charges	(1,608)	(1,980)
Equity in income of equity investees	1,931	1,756
Other, net	653	16
Total other income (expense), net	976	(208)
Income before income taxes	557	3,206
Income tax expense	68	1,064
Net income	$489	$2,142
Other comprehensive income (loss):
Foreign currency translation adjustments	(441)	(2,320)
Derivatives designated for hedging	640	311
Pension plan adjustments	10	6
Other comprehensive income (loss), net of tax	209	(2,003)
Comprehensive income	$698	$139

Net income per common share (basic)	$0.02	$0.09
Net income per common share (diluted)	$0.02	$0.09
Weighted-average common shares outstanding (basic)	24,518,510	23,720,275
Weighted-average common shares outstanding (diluted)	24,544,535	23,946,638

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended May 31,
	2014	2013
Cash flows from operating activities:
Net income	$489	$2,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,933	4,005
Amortization of debt discount	279	344
Bad debt expense	58	377
Loss on forward contracts	202	22
Equity in income of equity investees	(1,931)	(1,756)
Distribution of income from equity investees	1,174	575
Deferred income tax expense	103	(482)
Non-cash compensation adjustment	38	85
Non-cash stock based compensation expense	75	335
Loss on sale of property, plant and equipment	—	(1)
Changes in operating assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	24,928	19,882
Inventory	937	6,507
Receivables from vendors	(1,045)	2,964
Prepaid expenses and other	224	777
Investment securities-trading	—	(40)
Accounts payable, accrued expenses, accrued sales incentives and other liabilities	868	117
Income taxes payable	(2,587)	(1,957)
Net cash provided by operating activities	27,745	33,896
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,012)	(3,189)
Purchase of long-term investments	(6,000)	—
Increase in notes receivable	—	81
Net cash used in investing activities	(9,012)	(3,108)
Cash flows from financing activities:
Repayment of short-term debt	(38)	(48)
Principal payments on capital lease obligation	(130)	(88)
Repayment of bank obligations	(18,344)	(34,717)
Proceeds from exercise of stock options	—	1,717
Net cash used in financing activities	(18,512)	(33,136)
Effect of exchange rate changes on cash	102	(1,174)
Net increase (decrease) in cash and cash equivalents	323	(3,522)
Cash and cash equivalents at beginning of period	10,603	19,777
Cash and cash equivalents at end of period	$10,926	$16,255

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

(1)    Basis of Presentation

The accompanying unaudited interim consolidated financial statements of VOXX International Corporation and subsidiaries ("Voxx" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented.  The results of operations are not necessarily indicative of the results to be expected for the full fiscal year or any interim period.  These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 28, 2014. Certain amounts in prior year have been reclassified to conform to the current year presentation.

We have determined that we operate in three reportable segments, Automotive, Premium Audio and Consumer Accessories. See Note 19 for the Company's segment reporting disclosures.

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

There are no reconciling items which impact the numerator of basic and diluted net income per common share.  A reconciliation between the denominator of basic and diluted net income per common share is as follows:

	Three Months Ended May 31,
	2014	2013
Weighted-average common shares outstanding	24,518,510	23,720,275
Effect of dilutive securities:
Stock options and warrants	26,025	226,363
Weighted-average common shares and potential common shares outstanding	24,544,535	23,946,638

Restricted stock, stock options and warrants of 84,588 and 0 for the three months ended May 31, 2014 and 2013, respectively, were not included in the net income per diluted share calculation because the exercise price of these restricted stock, stock options and warrants was greater than the average market price of the Company’s common stock during these periods or their inclusion would have been anti-dilutive.

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
Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets measured at fair value on a recurring basis at May 31, 2014:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$10,926	$10,926	$—
Derivatives
Designated for hedging	$(45)	$—	$(45)
Total derivatives	$(45)	$—	$(45)
Investment securities:
Trading securities	$4,160	$4,160	$—
Available-for-sale securities	3	3	—
Other investments at amortized cost (a)	15,904	—	—
Total investment securities	$20,067	$4,163	$—

The following table presents assets measured at fair value on a recurring basis at February 28, 2014:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$10,603	$10,603	$—
Derivatives
Designated for hedging	$(963)	$—	$(963)
Total derivatives	$(963)	$—	$(963)
Long-term investment securities:
Trading securities	$4,234	$4,234	$—
Available-for-sale securities	3	3	—
Other investments at amortized cost (a)	9,865	—	—
Total long-term investment securities	$14,102	$4,237	$—

(a)
There were no events or changes in circumstances that occurred to indicate a significant adverse effect on the cost of these investments. The Company's investment in Venezuelan government bonds will mature in March 2015 and

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

have been classified as current assets at May 31, 2014. Fair values of these other investments are determined based on Level 3 inputs. As of May 31, 2014 and February 28, 2014, it is not practicable to estimate the fair values of these other investments.

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
Derivative Instruments
The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases and local operating expenses. During Fiscal 2014, the Company also entered into three interest rate swap agreements, two of which hedge interest rate exposure related to the forecasted outstanding borrowings on a portion of its amended credit facility ("Amended Facility"), and the third hedges interest rate exposure related to the forecasted outstanding balance of one of its mortgage notes, with monthly payments due through May 2023. The two swap agreements related to the Amended Facility lock the Company's LIBOR rates at 0.515% and 0.518% (exclusive of credit spread) for the respective agreements through the swaps' maturities of February 28, 2017 and April 29, 2016, respectively. The swap agreement related to the Company's mortgage locks the interest rate on the debt at 3.92% (inclusive of credit spread) through the end of the mortgage. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts range from 1 - 9 months and are classified in the balance sheet according to their terms. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either non-current assets or non-current liabilities based on the fair value of the instruments at the end of the period.
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is recognized as incurred through other income (expense) in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) and amounted to $(13) and $3 for the three months ended May 31, 2014 and 2013, respectively.
Financial Statement Classification
The Company holds derivative instruments that are designated as hedging instruments. The following table discloses the fair value as of May 31, 2014 and February 28, 2014 of derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	May 31, 2014	February 28, 2014
Designated derivative instruments
Foreign currency contracts	Accrued expenses and other current liabilities	$(63)	$(784)
	Prepaid expenses and other current assets	43	—
Interest rate swap agreements	Other liabilities	(25)	(179)

Total derivatives		$(45)	$(963)

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Cash flow hedges

During Fiscal 2014, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $26,682 and are designated as cash flow hedges at May 31, 2014. The current outstanding notional value of the Company's three interest rate swaps at May 31, 2014 is $7,085, $41,250 and $25,000. For cash flow hedges, the effective portion of the gain or loss is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three months ended May 31, 2014 and 2013 was as follows:

	For the three months ended			For the three months ended
	May 31, 2014			May 31, 2013
	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (a)	Gain (Loss) for Ineffectiveness in Other Income	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$475	$(202)	$(13)	$395	$(22)	$3
Interest rate swaps	$154	$—	$—	$16	$—	$—

(a) Gains and losses related to foreign currency contracts are reclassified to cost of sales. Gains and losses related to interest rate swaps are reclassified to interest expense. Fair values of these other investments are determined based on Level 3 inputs. As of May 31, 2014 and February 28, 2014, it is not practicable to estimate the fair values of these other investments.

The net loss recognized in other comprehensive income for foreign currency contracts is expected to be recognized in cost of sales within the next twelve months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. As of May 31, 2014, no contracts originally designated for hedge accounting were de-designated or terminated.

(4)    Investment Securities

As of May 31, 2014 and February 28, 2014, the Company had the following investments:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	May 31, 2014			February 28, 2014
	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value
Investment Securities
Marketable Securities
Trading
Deferred Compensation	$4,160	$—	$4,160	$4,234	$—	$4,234
Available-for-sale
Cellstar	—	3	3	—	3	3
Bliss-tel	—	—	—	—	—	—
Held-to-maturity Investment	7,654	—	7,654	7,640	—	7,640
Total Marketable Securities	11,814	3	11,817	11,874	3	11,877
Other Long-Term Investment	8,250	—	8,250	2,225	—	2,225
Total Investment Securities	$20,064	$3	$20,067	$14,099	$3	$14,102

Current Investments

Held-to-Maturity Investment

Current investments include an investment in U.S. dollar-denominated bonds issued by the Venezuelan government, which is classified as held-to-maturity and accounted for under the amortized cost method. These bonds mature in March 2015 and are classified as current assets at May 31, 2014.
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

A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.  The Company considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other-than-temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company's intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value. No other-than-temporary losses were incurred by the Company during the three months ended May 31, 2014 or 2013. As of May 31, 2014, the Company owns 72,500,000 shares in its Bliss-tel investment, which carries a value of $0 at May 31, 2014 as a result of other-than-

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

temporary impairment charges incurred in prior fiscal years. Management continues to monitor the performance of Bliss-tel and determined the estimated value of the investment to remain $0 at May 31, 2014.

Other Long-Term Investments

Other long-term investments include investments in three non-controlled corporations accounted for by the cost method. As of May 31, 2014, the Company's investment in Rx Networks totaled $2,250 and we held 16.9% of the outstanding shares of this company. No additional investment was made in Rx Networks during the three months ended May 31, 2014. During the three months ended May 31, 2014, the Company invested $3,000 each in EyeLock, Inc. and EyeSee360, Inc. The Company holds 3.5% and 7.8% of the outstanding shares, or their convertible equivalent, of these two companies, respectively, as of May 31, 2014. The total balance of these three investments at May 31, 2014 was $8,250.

(5)    Accumulated Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive losses consist of the following:

	Foreign Exchange Losses	Unrealized losses on investments, net of tax	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2014	$235	$(74)	$(1,319)	$(715)	$(1,873)
Other comprehensive (loss) income before reclassifications	(441)	—	10	497	66
Reclassified from accumulated other comprehensive income (loss)	—	—	—	143	143
Net current-period other comprehensive (loss) income	(441)	—	10	640	209
Balance at May 31, 2014	$(206)	$(74)	$(1,309)	$(75)	$(1,664)

During the three months ended May 31, 2014, the Company recorded taxes related to unrealized losses on investments of $0, pension plan adjustments of $0 and derivatives designated in a hedging relationship of $197.

(6)    Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	Three Months Ended May 31,
	2014	2013
Cash paid during the period:
Interest (excluding bank charges)	$1,039	$1,452
Income taxes (net of refunds)	$1,928	$3,060

(7)    Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Company’s Form 10-K for the fiscal year ended February 28, 2014.

The Company granted 256,250 options in December of 2012, which vested on July 1, 2013, expire two years from date of vesting (June 30, 2015), have an exercise price equal to $6.79, $0.25 above the sales price of the Company’s stock on

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

the day prior to the date of grant, have a contractual term of 2.50 years and a grant date fair value of $1.99 per share determined based upon a Black-Scholes valuation model.

In addition, the Company issued 17,500 warrants in December of 2012 to purchase the Company’s common stock with the same terms as those of the options above as consideration for future legal and professional services. All of these warrants have been exercised as of May 31, 2014.

Information regarding the Company's stock options and warrants is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at February 28, 2014	79,204	$6.79
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Outstanding and exercisable at May 31, 2014	79,204	$6.79	1.08

On January 30, 2014, the Company granted 84,588 shares of restricted stock in accordance with a newly established Supplemental Executive Retirement Plan (SERP). A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates prior to the release of the restrictions. Shares under the above plan were granted based on certain performance criteria and vest on the later of three years from the date of participation in the SERP, or the grantee reaching the age of 65 years. The shares will not be issued to the grantee before they vest. The grantee cannot transfer the rights to receive shares before the restricted shares vest. There are no market conditions inherent in the award, only an employee performance requirement, and the service requirement that the respective employee continues employment with the Company through the vesting date. The Company expenses the cost of the restricted stock awards on a straight-line basis over the requisite service period of each employee or a maximum of 12.75 years. For these purposes, the fair market value of the restricted stock, $13.62, was determined based on the closing price of the Company's common stock on the grant date.

The following table presents a summary of the Company's restricted stock activity for the three months ended May 31, 2014:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Balance at February 28, 2014	84,588	$13.62
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at May 31, 2014	84,588	$13.62

During the three months ended May 31, 2014, the Company recorded $75 in stock-based compensation related to restricted stock awards. As of May 31, 2014, there was $1,052 of unrecognized stock-based compensation expense related to unvested restricted stock awards.

(8)    Supply Chain Financing

The Company has three supply chain financing agreements ("factoring agreements") that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The factored balances for all three agreements are

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

sold without recourse and are accounted for as sales of accounts receivable. Total balances for the three months ended May 31, 2014 and 2013 were approximately $48,000 and $17,000, respectively.

(9)    Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amount to $5,389 and $5,333 for the three months ended May 31, 2014 and 2013, respectively, net of customer reimbursement, and are included within engineering and technical support expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company enters into development and long-term supply agreements with certain of its OEM ("Original Equipment Manufacturer") customers. Revenues earned from the development services are recorded based upon the milestone method of revenue recognition provided certain criteria are met. Amounts due from OEM customers for development services are reflected as a reduction of research and development expense because the performance of contract development services is not central to the Company's operations. For the three months ended May 31, 2014 and 2013, the Company recorded $2,211 and $906, respectively, of development service revenue as a reduction of research and development expense based upon the achievement of milestones.

(10)    Goodwill and Intangible Assets

The change in goodwill is as follows:

Balance at February 28, 2014	$117,938
Adjustments, including currency translation	(474)
Balance at May 31, 2014	$117,464

At May 31, 2014, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (5-20 years)	$68,019	$17,491	$50,528
Trademarks/Tradenames (3-12 years)	415	379	36
Patents (5-10 years)	10,297	3,103	7,194
License (5 years)	1,400	1,400	—
Contract (5 years)	1,556	1,496	60
Total finite-lived intangible assets	$81,687	$23,869	57,818
Indefinite-lived intangible assets
Trademarks			114,836
Total net intangible assets			$172,654

At February 28, 2014, intangible assets consisted of the following:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (5-20 years)	$68,231	$16,381	$51,850
Trademarks/Tradenames (3-12 years)	415	377	38
Patents (5-10 years)	10,357	2,879	7,478
License (5 years)	1,400	1,400	—
Contract (5 years)	1,556	1,474	82
Total finite-lived intangible assets	$81,959	$22,511	59,448
Indefinite-lived intangible assets
Trademarks			114,864
Total net intangible assets			$174,312

The Company recorded amortization expense of $1,416 and $1,434 for the three months ended May 31, 2014 and 2013, respectively. The estimated aggregate amortization expense for the cumulative five years ending May 31, 2019 amounts to $27,716.

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, a loss is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined by primarily using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions. There were no impairment triggering events during the three months ended May 31, 2014, therefore, management believes the current carrying value of its intangible assets is not impaired. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.

(11)    Equity Investment

As of May 31, 2014 and February 28, 2014, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA.  Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	May 31, 2014	February 28, 2014
Current assets	$44,252	$41,820
Non-current assets	5,221	5,171
Current liabilities	6,703	5,735
Members' equity	42,770	41,256
	Three Months Ended May 31,
	2014	2013
Net sales	$25,476	$26,758
Gross profit	7,813	7,743
Operating income	3,459	3,502
Net income	3,862	3,512

The Company's share of income from ASA was $1,931 and $1,756 for the three months ended May 31, 2014 and 2013, respectively.

(12)    Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The Company’s annual effective tax rate for Fiscal 2015 excluding discrete items is estimated to be 36.4% (which includes U.S., state and local and foreign taxes) based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries.

For the three months ended May 31, 2014, the Company recorded a provision for income taxes of $68, which consisted of U.S., state and local and foreign taxes, including a discrete benefit of $135. The discrete benefit consists of a benefit of $351 related to the reversal of an uncertain tax position as a result of an audit settlement, offset by a provision of $66 related to the accrual of interest for uncertain tax positions under ASC 740 and a provision of $150 related to the impact of state tax law changes on deferred taxes. For the three months ended May 31, 2013, the Company recorded a provision for income taxes of $1,064.

The effective tax rate for the three months ended May 31, 2014 was a provision for income taxes of 12.2% compared to a benefit for income taxes of 33.2% in the comparable prior period.  The effective tax rate for the three months ended May 31, 2014 is different than the statutory rate primarily due to state and local taxes, U.S. effects of foreign operations, various federal and state tax credits and the discrete benefit of $135.

(13)    Inventory

Inventories by major category are as follows:

	May 31, 2014	February 28, 2014
Raw materials	$30,167	$32,193
Work in process	5,493	4,664
Finished goods	107,513	107,482
Inventory, net	$143,173	$144,339

(14)     Financing Arrangements

The Company has the following financing arrangements:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	May 31, 2014	February 28, 2014
Debt
Domestic bank obligations (a)	$69,550	$87,950
Euro asset-based lending obligation (b)	3,983	3,762
Schwaiger mortgage (c)	1,622	1,706
Klipsch notes (d)	7,623	7,855
Audiovox Germany loans (e)	7,608	7,909
Hirschmann line of credit (f)	362	—
Total debt	90,748	109,182
Less: current portion of long-term debt	6,530	5,960
Total long-term debt	$84,218	$103,222

(a)          Domestic Bank Obligations

From March 1, 2013 through January 8, 2014, the Company had a revolving credit facility (the "Credit Facility"). The Credit Facility had an aggregated committed availability of up to $205,000, consisting of a revolving credit facility of $80,000; a $50,000 multicurrency revolving facility, of which up to the equivalent of $50,000 was available only to VOXX International (Germany) GmbH in euros; and a five year term loan facility in the aggregate principal amount of $75,000. $110,000 of the U. S. revolving credit facility was available on a revolving basis for five years from the closing date. An additional $20,000 was available during the periods from September 1, 2012 through January 31, 2013 and from September 1, 2013 through November 30, 2013. The Credit Facility included a $25,000 sublimit for issuers of letters of credit for domestic borrowings and a $10,000 sublimit for Swing Loans.

On January 9, 2014, the Company amended and restated the Credit Facility (the "Amended Facility"). The Amended Facility provides for senior secured credit facilities in an aggregate amount of $200,000, consisting of a revolving credit facility of $200,000, with a $30,000 multicurrency revolving credit facility sublimit, a $25,000 sublimit for Letters of Credit and a $10,000 sublimit for Swingline Loans. The Amended Facility is due on January 9, 2019, however, it is subject to acceleration upon the occurrence of an Event of Default (as defined in the Credit Agreement).

Generally, the Company may designate specific borrowings under the Amended Facility as either Alternate Base Rate Loans or LIBOR Rate Loans, except that Swingline Loans may only be designated as Alternate Base Rate Loans. VOXX International (Germany) GmbH may only borrow euros, and only as LIBOR rate loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.00 - 2.00% based upon leverage, as defined in the agreement. Loans designated as Alternate Base Rate loans shall bear interest at a rate equal to the base rate plus an applicable margin ranging from 0.00 - 1.00% based on excess availability in the borrowing base. As of May 31, 2014, the interest rate on the facility was 2.57%.

The Amended Facility requires compliance with non-financial and financial covenants. As of May 31, 2014, the Company was in compliance with all debt covenants.

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

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

As of May 31, 2014, approximately $69,550 was outstanding under the line. Charges incurred on the unused portion of the Credit Facility and Amended Credit Facility during the three months ended May 31, 2014 and May 31, 2013 totaled $68 and $28, respectively, and are included within interest and bank charges on the Consolidated Statement of Operations and Comprehensive Income (Loss).

As a result of the amendment to the Credit Facility, the Company incurred additional debt financing costs of $1,455, which are recorded as deferred financing costs. The Company accounted for the amendment as a modification of debt and added these costs to the remaining financing costs related to the original Credit Facility and its amended predecessor of approximately $6,700. These deferred financing costs are included in other assets on the accompanying consolidated balance sheets and are being amortized through interest and bank charges over the five year term of the Amended Facility. During the three months ended May 31, 2014 and May 31, 2013, the Company amortized $279 and $344 of these costs, respectively.

(b)          Euro Asset-Based Lending Obligation

Foreign bank obligations include a financing arrangement entered into in October 2000, totaling €20,000 and consisting of a Euro accounts receivable factoring arrangement and a Euro Asset-Based Lending ("ABL") (up to 60% of eligible non-factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on November 1, 2014. The rate of interest is the three month Euribor plus 1.9% (2.2% at May 31, 2014), and the Company pays 0.22% of its gross sales as a fee for the accounts receivable factoring arrangement. As of May 31, 2014, the amount of non-factored accounts receivable exceeded the amounts outstanding under this obligation.

(c)          Schwaiger Mortgage

In January 2012, the Company's Schwaiger subsidiary purchased a building, entering into a mortgage note payable. The mortgage note bears interest at 3.75% and will be fully paid by December 2019.

(d)    Klipsch Mortgages

Included in this balance is a mortgage on a facility included in the assets acquired in connection with the Klipsch transaction on March 1, 2011 and assumed by Voxx. The balance at May 31, 2014 is $538 and will be fully paid by the end of Fiscal 2018.

On April 20, 2012, the Company purchased the building housing Klipsch's headquarters in Indianapolis, IN for approximately $10,900. The Company paid $3,100 cash at closing and assumed the mortgage held by the seller, Woodview LLC, in the amount of $7,800. Woodview LLC was a related party, as certain members are executives of Klipsch. On June 3, 2013, the Company refinanced this mortgage with Wells Fargo for an amount totaling $7,800. The new mortgage is due in May 2023 and the interest rate is equal to the 1-month LIBOR plus 2.25%. Simultaneously on June 3, 2013, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure and will pay a fixed rate of 3.92% under the swap agreement (see Note 3). The balance of the mortgage at May 31, 2014 was $7,085.

(e)    Audiovox Germany Loans

Included in this balance is a mortgage on the land and building housing Audiovox Germany's headquarters in Pulheim, Germany, which was entered into in January 2013. The mortgage bears interest at 2.85%, payable in twenty-six quarterly installments through June 2019.

(f)    Hirschmann Line of Credit

On July 15, 2012, Hirschmann entered into an agreement for a €6,000 working capital line of credit with a financial institution. The agreement is payable on demand and is mutually cancelable. The rate of interest is the

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

three month Euribor plus 2% (2.3% at May 31, 2014) and the line of credit is guaranteed by VOXX International Corporation.

(15)     Other Income (Expense)

Other income (expense) is comprised of the following:

	Three Months Ended May 31,
	2014	2013
Foreign currency gain (loss)	$230	$(233)
Interest income	83	142
Rental income	300	309
Miscellaneous	40	(202)
Total other, net	$653	$16

(16)    Foreign Currency

The Company has certain operations in Venezuela. Venezuela is currently experiencing significant political and civil unrest and economic instability and has been troubled with various foreign currency and price controls. The country has experienced high rates of inflation over the last several years. The President of Venezuela has the authority to legislate certain areas by decree, which allows the government to nationalize certain industries or expropriate certain companies and property. These factors may have a negative impact on our business and our financial condition. In 2003, Venezuela created the Commission of Administration of Foreign Currency ("CADIVI") which establishes and administers currency controls and their associated rules and regulations. These controls include creating a fixed exchange rate between the Bolivar Fuerte and the U.S. Dollar, and the ability to restrict the exchange of Bolivar Fuertes for U.S. Dollars and vice versa.

Effective January 1, 2010, according to the guidelines in ASC 830, "Foreign Currency," Venezuela was designated as a hyper-inflationary economy.  A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3 year period.  The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars.  The Company transitioned to hyper-inflationary accounting on March 1, 2010 and continues to account for its operation in Venezuela under this method.

In February 2013, the Venezuelan government announced the devaluation of the Bolivar Fuerte, moving the official exchange rate from 4.3 to 6.3 per U.S. dollar. Concurrent with this action, the Venezuelan government established a new auction-based exchange rate market program, referred to as Complementary System for the Administration of Foreign Currency (“SICAD”). The amount of transactions that have run through the SICAD and restrictions around participation have limited our access to any foreign exchange rate other than the official rate to pay for imported goods and manage our local monetary asset balances. Although the official exchange rate has remained at 6.3, the government announced in January 2014 that the exchange rate for goods and services deemed non-essential would move to the rate available on SICAD currency market, which was 11.7 at February 28, 2014 (referred to as SICAD 1). In March 2014, a new exchange control mechanism was opened by the government, referred to as SICAD 2, and is available to all entities for all transactions. The SICAD 2 rate does not supersede the SICAD 1 rate or the country's official exchange rate of 6.3 Venezuelan Bolivar Fuertes. The use of the SICAD 1 rate, however; is dependent upon the availability of auctions, which are irregular and difficult to come by. The Company, therefore, has used the SICAD 2 rate for its Venezuelan subsidiary for the three months ended May 31, 2014, which was approximately 50. This devaluation resulted in a net currency exchange gain of approximately $102 related primarily to intercompany payables and the investment in Venezuelan government bonds and recognized by the Company during the three months ended May 31, 2014, which is included in Other Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income (Loss).

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

(17)     Lease Obligations

During 1996, the Company entered into a 30-year capital lease for a building with its principal stockholder and current chairman. This lease was restructured in December 2006 and expires on November 30, 2026.  The Company currently subleases the building to Reliance Communications LLC for monthly payments of $60 for a term of three years, terminating on October 15, 2015. The Company also leases another facility from its principal stockholder which expires on November 30, 2016.

Total lease payments required under all related party leases for the five-year period ending May 31, 2019 are $5,079.

At May 31, 2014, the Company was obligated under non-cancelable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:

	Capital Lease	Operating Leases
2015	$574	$7,687
2016	574	3,070
2017	602	1,566
2018	1,238	383
2019	1,238	274
Thereafter	5,048	680
Total minimum lease payments	9,274	$13,660
Less: minimum sublease income	1,020
Net	8,254
Less: amount representing interest	2,050
Present value of net minimum lease payments	6,204
Less: current installments included in accrued expenses and other current liabilities	233
Long-term capital obligation	$5,971

At May 31, 2014, minimum annual rental payments on related party leases from its principal stockholder, including the capital lease payments, which are included in the above table, are as follows:

2015	$1,383
2016	1,408
2017	1,026
2018	631
2019	631
Thereafter	5,048
Total	$10,127

(18)     Capital Structure

The Company's capital structure is as follows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

		Shares Authorized		Shares Outstanding
Security	Par Value	May 31, 2014	February 28, 2014	May 31, 2014	February 28, 2014	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	22,172,968	22,172,968	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	1,815,272	1,815,272	N/A	N/A	N/A

(19)    Segment Reporting

The Company operates in three distinct segments based upon our products and our internal organizational structure. The three operating segments, which are also the Company's reportable segments, are Automotive, Premium Audio and Consumer Accessories.

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

Segment data for each of the Company's segments are presented below:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Automotive	Premium Audio	Consumer Accessories	Corporate/ Eliminations	Total
Three Months Ended May 31, 2014
Net sales	$102,385	$35,211	$49,130	$173	$186,899
Equity in income of equity investees	1,931	—	—	—	1,931
Interest expense and bank charges	1,471	2,278	2,111	(4,252)	1,608
Depreciation and amortization expense	2,185	883	340	525	3,933
Income (loss) before income taxes	5,551	(1,602)	(3,604)	212	557

Three Months Ended May 31, 2013
Net sales	$104,177	$40,166	$48,315	$314	$192,972
Equity in income of equity investees	1,756	—	—	—	1,756
Interest expense and bank charges	1,897	1,826	2,493	(4,236)	1,980
Depreciation and amortization expense	2,104	905	591	405	4,005
Income (loss) before income taxes	4,313	660	(1,555)	(212)	3,206

(20)    Contingencies

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

The products the Company sells are continually changing as a result of improved technology.  As a result, although the Company and its suppliers attempt to avoid infringing known proprietary rights, the Company may be subject to legal proceedings and claims for alleged infringement by patent, trademark or other intellectual property owners.  Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, or require the Company to either enter into royalty or license agreements which are not advantageous to the Company, or pay material amounts of damages. As of May 31, 2014, the Company has an accrual, which was recorded in Fiscal 2014, related to the potential infringement of certain patents for which the Company has been approached by third parties. The Company is currently consulting with legal counsel and engaging in discussions with the third parties in question in order to determine whether infringement has taken place and to remediate such issues, if necessary. The Company believes this accrual is a reasonable estimate of the expenditures required to resolve these matters.

Securities Proceedings:

On July 8, 2014, a purported class action suit, styled Brian Ford vs. VOXX International Corporation, et al., was filed against us and two of our present executive officers in the U.S. District Court for the Eastern District of New York. The suit alleges that defendants violated the federal securities laws by making false or misleading statements between May 15, 2013 and May 14, 2014 regarding our earnings guidance for fiscal 2014 and the anticipated future performance of our business. Plaintiff claims that these statements artificially inflated the price of our stock and that purchasers of our stock during the relevant period were damaged when the stock price later declined. Plaintiff seeks the award of unspecified amount of damages on behalf of the alleged class, counsel fees and costs. Although we have not been formally served with the lawsuit, based on our initial review we believe the claims are without merit and we intend to vigorously defend against the lawsuit.

(21)    New Accounting Pronouncements

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

In July 2013, the FASB issued ASU 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes." ASU 2013-10 allows the Fed Funds Effective Swap Rate (OIS) to be designated as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and did not have a material effect on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The amendments in ASU 2013-11 provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The Company adopted these amendments in the first quarter of Fiscal 2015 and there has not been a material impact on the Company's financial position, results of operations or cash flows as a result of this change.

In May 2014, the FASB issued ASU 2014-09, "Revenues from Contracts with Customers (Topic 606)," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements comprehensive information about the nature, amounts, timing and uncertainty of revenue and cash flows arising from a company's contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. The Company is currently evaluating the impact of ASU 2014-09 on the Company's Consolidated Financial Statements and disclosures.

(22)    Subsequent Events

Management evaluated all other activity of the Company and concluded that with the exception of the security proceedings disclosed in Note 20, no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business.   This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three months ended May 31, 2014 compared to the three months ended May 31, 2013. Next, we present adjusted EBITDA and diluted adjusted EBITDA per common share for the three months ended May 31, 2014 compared to the three months ended May 31, 2013 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

Unless specifically indicated otherwise, all amounts presented in our MD&A below are in thousands, except share and per share data.

Business Overview

VOXX International Corporation ("Voxx," "We," "Our," "Us" or the "Company") is a leading international manufacturer and distributor in the Automotive, Premium Audio and Consumer Accessories industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through eighteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., Audiovox Consumer Electronics, Inc. ("ACE"), Audiovox German Holdings GmbH ("Audiovox Germany"), Audiovox Venezuela, C.A., Audiovox Canada Limited, Audiovox Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Audiovox Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Klipsch Holding LLC ("Klipsch"), Car Communication Holding GmbH ("Hirschmann"), Omega Research and Development, LLC ("Omega") and Audiovox Websales LLC. We market our products under the Audiovox® brand name, other brand names and licensed brands, such as 808®, AR for Her®, Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Energy®, Heco®, Hirschmann Car Communication®, Incaar™, Invision®, Jamo®, Jensen®, Klipsch®, Mac Audio™, Magnat®, Mirage®, Oehlbach®, Omega®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories®, Schwaiger®, Spikemaster®, Recoton®, Road Gear®, and Terk®, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers.

Reportable Segments

The Company operates in three segments based upon our products and internal organizational structure. The operating segments consist of the Automotive, Premium Audio and Consumer Accessories segments. The Automotive segment designs, manufactures, distributes and markets rear-seat entertainment devices, satellite radio products, automotive security, remote start systems, digital TV tuners, mobile antennas, mobile multimedia devices, aftermarket/OE-styled radios, car-link smartphone telematics application, collision avoidance systems and location-based services. The Premium Audio segment designs, manufactures, distributes and markets home theater systems, high-end loudspeakers, outdoor speakers, iPod/computer speakers, business music systems, cinema speakers, flat panel speakers, bluetooth speakers, soundbars, headphones and DLNA (Digital Living Network Alliance). The Consumer Accessories segment designs and markets remote controls; rechargeable battery packs; wireless and bluetooth speakers; personal sound amplifiers; and iPod docks/iPod sound, A/V connectivity, portable/home charging, reception and digital consumer products. See Note 19 to the Company's Consolidated Financial Statements for segment information.

Products included in these segments are as follows:

Automotive products include:

▪	mobile multi-media video products, including in-dash, overhead and headrest systems,

▪	autosound products including radios, amplifiers and CD changers,

▪	satellite radios including plug and play models and direct connect models,

▪	smart phone telematics applications,

▪	automotive security and remote start systems,

▪	automotive power accessories,

▪	rear observation and collision avoidance systems,

▪	TV tuners and antennas, and

▪	location based services.

Premium Audio products include:

▪	premium loudspeakers,

▪	architectural speakers,

▪	commercial speakers,

▪	outdoor speakers,

▪	flat panel speakers,

▪	wireless speakers,

▪	bluetooth speakers,

▪	home theater systems,

▪	business music systems,

▪	streaming music systems,

▪	on-ear and in-ear headphones,

▪	soundbars and sound bases, and

▪	DLNA (Digital Living Network Alliance).

Accessories products include:

▪	High-Definition Television ("HDTV") antennas,

▪	Wireless Fidelity ("WiFi") antennas,

▪	High-Definition Multimedia Interface ("HDMI") accessories,

▪	home electronic accessories such as cabling,

▪	other connectivity products,

▪	power cords,

▪	performance enhancing electronics,

▪	TV universal remotes,

▪	flat panel TV mounting systems,

▪	iPod specialized products,

▪	wireless headphones,

▪	wireless speakers,

▪	bluetooth speakers,

▪	rechargeable battery backups (UPS) for camcorders, cordless phones and portable video (DVD) batteries and accessories,

▪	power supply systems and charging products,

▪	electronic equipment cleaning products,

▪	personal sound amplifiers,

▪	set-top boxes,

▪	home and portable stereos,

▪	digital multi-media products, such as personal video recorders and MP3 products,

▪	camcorders,

▪	clock radios,

▪	digital voice recorders, and

▪	portable DVD players.

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

Critical Accounting Policies and Estimates

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently, actual results could differ from those estimates.  Our most critical accounting policies and estimates relate to revenue recognition; sales incentives; accounts receivable reserves; inventory reserves; goodwill and other intangible assets; warranties; stock-based compensation; income taxes; and the fair value measurements of financial assets and liabilities. A summary of the Company's critical accounting policies is identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the fiscal year ended February 28, 2014. Since February 28, 2014, there have been no changes in our critical accounting policies or changes to the assumptions and estimates related to them.

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations and comprehensive income, which present the results of our operations for the three months ended May 31, 2014 and 2013.

The following tables set forth, for the periods indicated, certain statements of operations data for the three months ended May 31, 2014 and 2013.

Net Sales

	May 31,
	2014	2013	$ Change	% Change
Three Months Ended:
Automotive	$102,385	$104,177	$(1,792)	(1.7)%
Premium Audio	35,211	40,166	(4,955)	(12.3)
Consumer Accessories	49,130	48,315	815	1.7
Corporate	173	314	(141)	(44.9)
Total net sales	$186,899	$192,972	$(6,073)	(3.1)%

Automotive sales represented 54.8% of the net sales for the three months ended May 31, 2014 compared to 54.0% in the respective prior year period. The Automotive group experienced decreases in its OEM manufacturing lines during the three months ended May 31, 2014 due to the temporary suspension of one of its programs as requested by one of the Company's customers while they address their safety issues. This is expected to be completed by the third quarter of Fiscal 2015. In addition, the Company experienced load in sales from its Bentley project in the prior year first quarter, which has leveled out in the first quarter of Fiscal 2015, as well as an end of life purchase by Toyota of all of the remaining inventory of the Company's vehicle headphone inventory in Fiscal 2014, which did not recur in Fiscal 2015. The Company also continues to experience lower sales in Venezuela due to current economic and political conditions. As an offset to these decreases, the Company saw strong sales of devices for the new Car Connection program to retailers, as product is set to launch in the second quarter, as well as continued improved tuner and antenna sales at Hirschmann.

Premium Audio sales represented 18.8% of our net sales for the three months ended May 31, 2014 compared to 20.8% in the respective prior year period. Sales in Premium Audio decreased 12.3% for the three months ended May 31, 2014 primarily as a result of a curtailment in the sale of certain Klipsch speakers in anticipation of the launch of new product in the second quarter of Fiscal 2015. These decreases were offset by a slight increase in sales of cinema speaker products.

Consumer Accessory sales represented 26.3% of our net sales for the three months ended May 31, 2014 compared to 25.0% in the respective prior year period. The increase in sales in the Consumer Accessories group was due primarily to the transition of our Mexican subsidiary from a distributor to a representative office, which is anticipated to be a more profitable model, and resulted in the sale of all of the Company's inventory in Mexico in the first quarter of Fiscal 2015. In addition, Consumer Accessories saw an improvement in European sales, as well as increased sales of wireless and bluetooth speakers and reception products. These increases were offset by the continued decrease in sales of home audio products, such as clock radios, digital voice recorders and power products, such as surge protectors as a result of competition, changes in demand and changes in technology.

Gross Profit and Gross Margin Percentage

	May 31,
	2014	2013	$ Change	% Change
Three Months Ended:
Automotive	$30,983	$29,451	$1,532	5.2%
	30.3%	28.3%
Premium Audio	10,992	12,974	(1,982)	(15.3)
	31.2%	32.3%
Consumer Accessories	11,075	11,894	(819)	(6.9)
	22.5%	24.6%
Corporate	3	194	(191)	(98.5)
	$53,053	$54,513	$(1,460)	(2.7)%
	28.4%	28.2%

Gross margins in the Automotive segment increased 200 basis points for the three months ended May 31, 2014 primarily as a result of improved margins related to tuners and antennas, as well as a one time duty refund received in the first quarter of Fiscal 2015. This was offset by decreases in sales in the OEM manufacturing line due to a temporary program suspension due to a customer's safety issues, and continued decreases in sales in Venezuela as a result of economic and political conditions.

Gross margins in the Premium Audio segment decreased 110 basis points for the three months ended May 31, 2014 primarily as a result of an unfavorable product mix in Europe. This was partially offset by increases in sales of certain higher margin domestic products, such as cinema speakers.

Gross margins in the Consumer Accessories segment decreased 210 basis points for the three months ended May 31, 2014 primarily as a result of the sale of all of the Company's inventory in Mexico as the subsidiary moved from a distributor to a representative office during the first quarter of Fiscal 2015, yielding lower margins than those that had been realized in prior periods. This was partially offset by an increase in sales of higher margin products, such as wireless and bluetooth speakers and the continued decrease in lower margin products, such as clock radios and digital voice recorders.

Operating Expenses and Operating Income

	May 31,
	2014	2013	$ Change	% Change
Three Months Ended:
Operating expenses:
Selling	$14,596	$13,123	$1,473	11.2%
General and administrative	29,615	28,938	677	2.3
Engineering and technical support	9,261	8,735	526	6.0
Restructuring expense	—	303	(303)	(100.0)
Total operating expenses	$53,472	$51,099	$2,373	4.6%

Operating (loss) income	$(419)	$3,414	$(3,833)	(112.3)%

The increase in total operating expenses was due primarily to salary expense resulting from additional hirings of temporary and permanent employees, including several engineers, at Hirschmann. In addition, the Company had increases in expenses as a result of employee salary increases, increased advertising expenses as a result of new sponsorships and product lines and an increase in trade show expense as a result of increased spending. Offsetting these increases were decreases in sales commissions as a result of decreased net sales during the first quarter of Fiscal 2015 as compared to prior year, as well as a decrease in stock option expense.

Other Income (Expense)

	May 31,
	2014	2013	$ Change	% Change
Three Months Ended:
Interest and bank charges	$(1,608)	$(1,980)	$372	(18.8)%
Equity in income of equity investees	1,931	1,756	175	10.0
Other, net	653	16	637	(3,981.3)
Total other income (expense)	$976	$(208)	$1,184	569.2%

Interest and bank charges represent expenses for the Company's bank obligations, interest for capital leases and amortization of the debt discount on our credit facility. The decrease in the expense for the three months ended May 31, 2014 as compared to the comparable prior year period is attributable primarily to a decrease in the outstanding balance of the Company's Amended Facility.

Equity in income of equity investees represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries. The increase in income for the three months ended May 31, 2014 is due to the improved performance of this entity, as it has continued to expand distribution in certain markets.

Other, net, during the three months ended May 31, 2014 included net foreign currency gains of approximately $200, as well as interest income of $83 and rental income of $300. For the three months ended May 31, 2013, Other, net included net foreign currency losses of approximately $200, which was offset by interest income of $142 and rental income of $309.

Income Tax Provision

The effective tax rate for the three months ended May 31, 2014 was a provision for income taxes of 12.2% compared to a provision of 33.2% in the comparable prior period.  The effective tax rate for the three months ended May 31, 2014 is different than the statutory rate primarily due to state and local taxes, U.S. effects of foreign operations, various federal and state tax credits and the discrete benefit of $135.

Net Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with net income and basic and diluted net income per common share.

	Three Months Ended May 31,
	2014	2013
Net income	$489	$2,142
Net income per common share:
Basic	$0.02	$0.09
Diluted	$0.02	$0.09

Net income for the three months ended May 31, 2014 was favorably impacted by improved performance of the Company's equity investment and lower restructuring charges due to the decrease in related activities, offset by lower net sales. Net income for the three months ended May 31, 2013 was favorably impacted by improved gross margins, as well as the absence of acquisition and certain other professional fees due to a decrease in related activities as compared to previous periods, offset by restructuring charges.

Adjusted EBITDA

Adjusted EBITDA and diluted adjusted EBITDA per common share are not financial measures recognized by GAAP. Adjusted EBITDA represents net income, computed in accordance with GAAP, before interest and bank charges, taxes, depreciation and amortization, stock-based compensation expense and restructuring charges. Depreciation, amortization, and stock-based compensation expense are non-cash items. Diluted adjusted EBITDA per common share represents the Company's diluted earnings per common share based on adjusted EBITDA.

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

Reconciliation of GAAP Net Income to Adjusted EBITDA

	Three Months Ended May 31,
	2014	2013
Net income	$489	$2,142
Adjustments:
Interest expense and bank charges	1,608	1,980
Depreciation and amortization	3,933	4,005
Income tax expense	68	1,064
EBITDA	6,098	9,191
Stock-based compensation	75	335
Restructuring charges	—	303
Adjusted EBITDA	$6,173	$9,829
Diluted earnings per common share	$0.02	$0.09
Diluted adjusted EBITDA per common share	$0.25	$0.41

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of May 31, 2014, we had working capital of $168,729 which includes cash and short-term investments of $10,926, compared with working capital of $184,233 at February 28, 2014, which included cash and short-term investments of $10,603. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions.

Operating activities provided cash of $27,745 for the three months ended May 31, 2014 principally due to a decrease in accounts receivable and an increase in accounts payable.

•	The Company experienced increased annual accounts receivable turnover of 6.1 during the three months ended May 31, 2014 compared to 5.8 during the three months ended May 31, 2013.

•	Annual inventory turnover increased to 3.4 during the three months ended May 31, 2014 compared to 3.3 during the three months ended May 31, 2013.

Investing activities used cash of $9,012 during the three months ended May 31, 2014, primarily due to capital additions and the Company's investments in EyeLock, Inc. and EyeSee360, Inc.

Financing activities used cash of $18,512 during the three months ended May 31, 2014, primarily due to repayments of bank obligations.

From March 1, 2013 through January 8, 2014, the Company had a revolving credit facility ("the Credit Facility") with an aggregated committed availability of up to $205,000. The Credit Facility provided for senior secured credit facilities consisting of a revolving credit facility of $80,000; a $50,000 multicurrency revolving facility, of which up to the equivalent of $50,000 was available only to VOXX International (Germany) GmbH in euros; and a five year term loan facility in the aggregate principal amount of $75,000. $110,000 of the U. S. revolving credit facility was available on a revolving basis for five years from the closing date. An additional $20,000 was available during the periods from September 1, 2012 through January 31, 2013 and from September 1, 2013 through November 30, 2013. The Credit Facility included a $25,000 sublimit for issuers of letters of credit for domestic borrowings and a $10,000 sublimit for Swing Loans.

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

The Amended Facility contains covenants that limit the ability of certain entities of the Company to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or exit a substantial portion of their respective businesses; (iv) make any material change in the nature of their business; (v) prepay or otherwise acquire indebtedness; (vi) cause any Change of Control; (vii) make any Restricted Payments; (viii) change their fiscal year or method of accounting; (ix) make advances, loans or investments; (x) enter into or permit any transaction with an Affiliate of certain entities of the Company; or (xi) use proceeds for certain items. As of May 31, 2014, the Company was in compliance with all debt covenants.

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

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At May 31, 2014, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period (9)
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$9,274	$574	$1,176	$2,476	$5,048
Operating leases (2)	13,660	7,687	4,636	657	680
Total contractual cash obligations	$22,934	$8,261	$5,812	$3,133	$5,728

Other Commitments
Bank obligations (3)	$73,895	$4,345	$—	$69,550	$—
Stand-by and commercial letters of credit (4)	828	828	—	—	—
Other (5)	22,054	2,185	7,985	8,870	3,014
Contingent earn-out payments (6)	1,807	1,807	—	—	—
Pension obligation (7)	8,974	448	1,010	567	6,949
Unconditional purchase obligations (8)	97,302	97,302	—	—	—
Total other commitments	204,860	106,915	8,995	78,987	9,963
Total commitments	$227,794	$115,176	$14,807	$82,120	$15,691

1.
Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $233 and $5,971, respectively at May 31, 2014.

2.	We enter into operating leases in the normal course of business.

3.	Represents amounts outstanding under the Company's Amended Credit Facility, the Audiovox Germany Euro asset-based lending facility and Hirschmann's line of credit at May 31, 2014.

4.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.

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

9.
At May 31, 2014, the Company had an uncertain tax position liability of $10,781, including interest and penalties. A reasonable estimate of the timing related to these liabilities is not possible, therefore, such amounts are not reflected in this contractual obligation and commitments schedule.

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

Acquisitions

There were no acquisitions during Fiscal 2015 or Fiscal 2014.

Related Party Transactions

During 1996, we entered into a 30-year capital lease for a building with our principal stockholder and chairman.  Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates.  This capital lease was refinanced in December 2006 and the lease expires on November 30, 2026.  The effective interest rate on the capital lease obligation is 8%.  The Company subleases the building to Reliance Communications LLC for monthly payments of $60 for a term of three years, which expires October 15, 2015. We also lease another facility from our principal stockholder which expires on November 30, 2016.

Total lease payments required under all related party leases for the five-year period ending May 31, 2019 are $5,079.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 21 to our consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Voxx conducts business in various non-U.S. countries, including Germany, Hungary, Canada, Mexico, Denmark, the Netherlands, France and Venezuela and thus are exposed to market risk for changes in foreign currency exchange rates. For the three months ended May 31, 2014, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and net income of approximately $7,500 and $100, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela represented 0.06% of quarterly and year to date sales. The majority of assets invested in Venezuela are cash related and are subject to government foreign exchange controls including its investment in Venezuelan government bonds. See Note 4 to the consolidated financial statements included herein.

In connection with the Amended Facility and the mortgage related to the Klipsch headquarters, we have debt in the amount of $69,550 and $7,085, respectively, at May 31, 2014. Interest on the Amended Facility is charged at LIBOR plus 0.00 - 2.00%. Interest on the Klipsch mortgage is charged at LIBOR plus 2.25%. We have entered into two interest rate swaps for two portions of the Amended Facility, with notional amounts of $41,250 and $25,000 at May 31, 2014 and one interest rate swap for the Klipsch mortgage with a notional amount of $7,085 at May 31, 2014. These swaps protect against LIBOR interest rates rising above 0.518% and 0.515% (exclusive of credit spread) on the two Amended Facility balances, respectively, through April 29, 2016 and February 28, 2017, respectively, and fixes the interest rate on the Klipsch mortgage at 3.92% (inclusive of credit spread) through the mortgage end date of May 2023.

As of May 31, 2014, the fair value of our interest rate swaps recorded in other liabilities on our Consolidated Balance Sheet was $(25), which represents the amount that would be received upon unwinding the interest rate swap agreements based on market conditions at that time. Changes in the fair value of these interest rate swap agreements are reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated Other Comprehensive Income since the hedge is deemed fully effective.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of May 31, 2014 in order to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial  reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three month period ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 20 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Note 14 of the Form 10-K for the fiscal year ended February 28, 2014 for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended February 28, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of common stock repurchased during the three months ended May 31, 2014.

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

101
The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended May 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets , (ii), the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

July 10, 2014

By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer