Form 10-K/A
period 2014-02-28
VOXX International Corp
filed 2014-09-29
CIK 807707

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III -  (Items 10, 11, 12, 13 and 14) Proxy Statement for Annual Meeting of Stockholders to be filed on or before June 10, 2014.

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K for the period ended February 28, 2014 (the “Form 10-K”) is to correct Exhibits 31.1, 31.2, 32.1 and 32.2 (the “Exhibits”) to reflect the Registrant’s current name, VOXX International Corporation.  The Exhibits filed with the Form 10-K inadvertently referred to the Registrant by its former name, Audiovox Corporation.  In addition, Exhibits 31.1 and 31.2 are corrected to omit the title of the certifying individual at the beginning of each of the certifications. The remainder of our Form 10-K is not reproduced in this amendment.

This amendment has not been updated to reflect events occurring subsequent to the filing of the Company's Form 10-K, and except as indicated, does not modify or update the original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

September 29, 2014	By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer