Form 10-Q
period 2014-08-31
VOXX International Corp
filed 2014-10-09
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

 or

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
Yes   ☒ No   ☐

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of October 8, 2014
Class A Common Stock	22,172,968	Shares
Class B Common Stock	2,260,954	Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	August 31, 2014	February 28, 2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$9,401	$10,603
Accounts receivable, net	110,740	147,054
Inventory, net	153,797	144,339
Receivables from vendors	3,573	2,443
Investment securities, current	966	—
Prepaid expenses and other current assets	20,697	15,897
Income tax receivable	5,993	2,463
Deferred income taxes	2,738	3,058
Total current assets	307,905	325,857
Investment securities	12,547	14,102
Equity investments	21,392	20,628
Property, plant and equipment, net	82,317	83,222
Goodwill	115,052	117,938
Intangible assets, net	169,533	174,312
Deferred income taxes	776	760
Other assets	9,104	10,331
Total assets	$718,626	$747,150
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$64,656	$55,373
Accrued expenses and other current liabilities	48,602	59,247
Income taxes payable	2,974	3,634
Accrued sales incentives	16,172	17,401
Deferred income taxes	10	9
Current portion of long-term debt	8,501	5,960
Total current liabilities	140,915	141,624
Long-term debt	87,786	103,222
Capital lease obligation	5,794	6,114
Deferred compensation	5,774	5,807
Other tax liabilities	10,854	11,060
Deferred tax liabilities	33,402	34,963
Other long-term liabilities	12,988	14,776
Total liabilities	297,513	317,566
Commitments and contingencies
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 18)	—	—
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 23,988,240 shares issued and 22,172,968 shares outstanding at August 31, 2014 and February 28, 2014	255	255
Class B Convertible, $.01 par value, 10,000,000 authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	291,110	290,960
Retained earnings	156,378	158,571
Accumulated other comprehensive loss	(8,301)	(1,873)
Treasury stock, at cost, 1,815,272 shares of Class A Common Stock at August 31, 2014 and February 28, 2014	(18,351)	(18,351)
Total stockholders' equity	421,113	429,584
Total liabilities and stockholders' equity	$718,626	$747,150
See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
 (In thousands, except share and per share data)
(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
Net sales	$177,343	$183,818	$364,242	$376,790
Cost of sales	124,939	129,716	258,785	268,175
Gross profit	52,404	54,102	105,457	108,615
Operating expenses:
Selling	13,010	12,602	27,606	25,725
General and administrative	29,088	29,043	58,703	57,981
Engineering and technical support	9,215	9,226	18,476	17,961
Restructuring expense	—	989	—	1,292
Total operating expenses	51,313	51,860	104,785	102,959
Operating income	1,091	2,242	672	5,656
Other (expense) income:
Interest and bank charges	(1,577)	(1,799)	(3,185)	(3,779)
Equity in income of equity investees	1,455	1,496	3,386	3,252
Venezuela currency devaluation, net	(6,334)	15	(6,232)	15
Other, net	723	5,697	1,274	5,713
Total other (expense) income, net	(5,733)	5,409	(4,757)	5,201
(Loss) income before income taxes	(4,642)	7,651	(4,085)	10,857
Income tax (benefit) expense	(1,960)	2,788	(1,892)	3,852
Net (loss) income	$(2,682)	$4,863	$(2,193)	$7,005
Other comprehensive (loss) income:
Foreign currency translation adjustments	(7,000)	1,758	(7,441)	(562)
Derivatives designated for hedging	311	3	951	314
Pension plan adjustments	50	(18)	60	(12)
Unrealized holding gain on available-for-sale investment securities arising during the period, net of tax	2	—	2	—
Other comprehensive (loss) income, net of tax	(6,637)	1,743	(6,428)	(260)
Comprehensive (loss) income	$(9,319)	$6,606	$(8,621)	$6,745

Net (loss) income per common share (basic)	$(0.11)	$0.20	$(0.09)	$0.29
Net (loss) income per common share (diluted)	$(0.11)	$0.20	$(0.09)	$0.29
Weighted-average common shares outstanding (basic)	24,433,922	24,122,364	24,433,922	23,921,319
Weighted-average common shares outstanding (diluted)	24,433,922	24,258,788	24,433,922	24,103,468

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended August 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(2,193)	$7,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,000	7,961
Amortization of debt discount	558	688
Bad debt expense	235	481
Loss (gain) on forward contracts	272	(62)
Equity in income of equity investees	(3,386)	(3,252)
Distribution of income from equity investees	2,622	1,453
Deferred income tax expense	(1,090)	(64)
Non-cash compensation adjustment	(952)	102
Non-cash stock based compensation expense	151	489
Venezuela currency devaluation on investment securities	6,702	—
Loss on sale of property, plant and equipment	160	20
Changes in operating assets and liabilities:
Accounts receivable	34,396	27,263
Inventory	(11,560)	(15,062)
Receivables from vendors	(1,141)	5,484
Prepaid expenses and other	(4,175)	(1,513)
Investment securities-trading	(60)	(153)
Accounts payable, accrued expenses, accrued sales incentives and other liabilities	(356)	14,782
Income taxes payable	(4,357)	(503)
Net cash provided by operating activities	23,826	45,119
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,977)	(5,731)
Purchase of long-term investments	(6,000)	—
Net cash used in investing activities	(11,977)	(5,731)
Cash flows from financing activities:
Principal payments on capital lease obligation	(260)	(178)
Repayment of bank obligations	(12,267)	(56,103)
Borrowings on bank obligations	—	7,800
Proceeds from exercise of stock options	—	3,766
Net cash used in financing activities	(12,527)	(44,715)
Effect of exchange rate changes on cash	(524)	(1,064)
Net decrease in cash and cash equivalents	(1,202)	(6,391)
Cash and cash equivalents at beginning of period	10,603	19,777
Cash and cash equivalents at end of period	$9,401	$13,386

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

(1)    Basis of Presentation

The accompanying unaudited interim consolidated financial statements of VOXX International Corporation and subsidiaries ("Voxx" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented.  The results of operations are not necessarily indicative of the results to be expected for the full fiscal year or any interim period.  These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 28, 2014. Certain amounts in the prior year have been reclassified to conform to the current year presentation.

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

There are no reconciling items which impact the numerator of basic and diluted net income per common share.  A reconciliation between the denominator of basic and diluted net income per common share is as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
Weighted-average common shares outstanding	24,433,922	24,122,364	24,433,922	23,921,319
Effect of dilutive securities:
Stock options and warrants	—	136,424	—	182,149
Weighted-average common shares and potential common shares outstanding	24,433,922	24,258,788	24,433,922	24,103,468

Restricted stock, stock options and warrants of 163,792 and 0 for the three months ended August 31, 2014 and 2013 and 163,792 and 0 for the six months ended August 31, 2014 and 2013, respectively, were not included in the net income (loss) per diluted share calculation because the exercise price of these restricted stock, stock options and warrants was greater than the average market price of the Company’s common stock during these periods or their inclusion would have been anti-dilutive.

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
Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets measured at fair value on a recurring basis at August 31, 2014:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$9,401	$9,401	$—
Derivatives
Designated for hedging	$324	$—	$324
Total derivatives	$324	$—	$324
Investment securities:
Trading securities	$4,293	$4,293	$—
Available-for-sale securities	3	3	—
Other investments at amortized cost (a)	9,217	—	—
Total investment securities	$13,513	$4,296	$—

The following table presents assets measured at fair value on a recurring basis at February 28, 2014:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$10,603	$10,603	$—
Derivatives
Designated for hedging	$(963)	$—	$(963)
Total derivatives	$(963)	$—	$(963)
Long-term investment securities:
Trading securities	$4,234	$4,234	$—
Available-for-sale securities	3	3	—
Other investments (a)	9,865	—	—
Total long-term investment securities	$14,102	$4,237	$—

(a)
Included in this balance is the Company's held-to-maturity investment in bonds issued by the Venezuela government, which are recorded at amortized cost taking into consideration the currency devaluation in Venezuela (see Note 4). Additionally, this amount includes investments in three non-controlled corporations accounted for by the cost method

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

(see Note 4). The fair values of these investments would be based upon Level 3 inputs. At August 31, 2014 and February 28, 2014, it is not practicable to estimate the fair values of these bonds and cost method investments.

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
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is recognized as incurred through Other Income (Expense) in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) and amounted to $49 and $36 for the three and six months ended August 31, 2014, respectively and $(33) and $(30) for the three and six months ended August 31, 2013, respectively.
Financial Statement Classification
The Company holds derivative instruments that are designated as hedging instruments. The following table discloses the fair value as of August 31, 2014 and February 28, 2014 of derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	August 31, 2014	February 28, 2014
Designated derivative instruments
Foreign currency contracts	Accrued expenses and other current liabilities	$(89)	$(784)
	Prepaid expenses and other current assets	428	—
Interest rate swap agreements	Other liabilities	(15)	(179)

Total derivatives		$324	$(963)

Cash flow hedges

During Fiscal 2014, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $17,612 and are designated as cash flow hedges at August 31, 2014. The current outstanding notional value of the

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Company's three interest rate swaps at August 31, 2014 is $6,890, $37,500 and $25,000. For cash flow hedges, the effective portion of the gain or loss is reported as a component of Other Comprehensive Income (Loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three and six months ended August 31, 2014 and 2013 was as follows:

	Three months ended			Six months ended
	August 31, 2014			August 31, 2014
	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (a)	Gain (Loss) for Ineffectiveness in Other Income	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$356	$(70)	$49	$831	$(272)	$36
Interest rate swaps	$10	$—	$—	$164	$—	$—

	Three months ended			Six months ended
	August 31, 2013			August 31, 2013
	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (a)	Gain (Loss) for Ineffectiveness in Other Income	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$(410)	$84	$(33)	$(15)	$62	$(30)
Interest rate swaps	$349	$—	$—	$364	$—	$—

(a) Gains and losses related to foreign currency contracts are reclassified to cost of sales. Gains and losses related to interest rate swaps are reclassified to interest expense.

The net loss recognized in Other Comprehensive Income for foreign currency contracts is expected to be recognized in cost of sales within the next nine months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. As of August 31, 2014, no contracts originally designated for hedge accounting were de-designated or terminated.

(4)    Investment Securities

As of August 31, 2014 and February 28, 2014, the Company had the following investments:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	August 31, 2014			February 28, 2014
	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value
Investment Securities
Marketable Securities
Trading
Deferred Compensation	$4,293	$—	$4,293	$4,234	$—	$4,234
Available-for-sale
Cellstar	—	3	3	—	3	3
Held-to-maturity Investment	966	—	966	7,640	—	7,640
Total Marketable Securities	5,259	3	5,262	11,874	3	11,877
Other Long-Term Investments	8,251	—	8,251	2,225	—	2,225
Total Investment Securities	$13,510	$3	$13,513	$14,099	$3	$14,102

Current Investments

Held-to-Maturity Investment

Current investments include an investment in sovereign bonds issued by the Venezuelan government, which is classified as held-to-maturity and accounted for under the amortized cost method. These bonds mature in March 2015 and are classified as current assets at August 31, 2014.
The Company recorded a remeasurement loss during the three months ended August 31, 2014 of $6,702 in Other Income (Expense).  The remeasurement loss was based on a change in the exchange rate anticipated upon redemption of the bonds.  In September 2014, the Company received information, in addition to receipt of its semi-annual interest payment, that this redemption rate would be the official exchange rate of 6.3 Bolivars/$1 which differed from the SICAD 2 (See Note 16 for definition) rate previously used to remeasure the bonds.

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

Unrealized holding gains and losses, net of the related tax effect (if applicable), on available-for-sale securities are reported as a component of accumulated Other Comprehensive Income (Loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis and reported in Other Income (Expense).

A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.  The Company considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other-than-temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

the near-term prospects of the issuer of the investment; and (iii) whether the Company's intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value. No other-than-temporary losses were incurred by the Company during the three and six months ended August 31, 2014 or 2013. As of August 31, 2014, the Company owns 72,500,000 shares in its Bliss-tel investment, which carries a value of $0 at August 31, 2014 as a result of other-than-temporary impairment charges incurred in prior fiscal years. Management continues to monitor the performance of Bliss-tel and determined the estimated value of the investment to remain $0 at August 31, 2014.

Other Long-Term Investments

Other long-term investments include investments in three non-controlled corporations accounted for by the cost method. As of August 31, 2014, the Company's investment in Rx Networks totaled $2,251 and we held 16.5% of the outstanding shares of this company. No additional investment was made in Rx Networks during the three and six months ended August 31, 2014. In September 2014, subsequent to the end of the second quarter, the Company received a payment of $250 from Rx Networks as a repayment of the funds loaned to the Company in Fiscal 2013. During the six months ended August 31, 2014, the Company invested $3,000 each in EyeLock, Inc. and EyeSee360, Inc. The Company holds 3.5% and 6.5% of the outstanding shares, or their convertible equivalent, of these two companies, respectively, as of August 31, 2014. No additional investment was made in EyeLock, Inc. or EyeSee360, Inc. during the three and six months ended August 31, 2014 in excess of the initial investment. The total balance of these three investments at August 31, 2014 was $8,251.

(5)    Accumulated Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive losses consist of the following:

	Foreign Exchange Losses	Unrealized losses on investments, net of tax	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2014	$235	$(74)	$(1,319)	$(715)	$(1,873)
Other comprehensive (loss) income before reclassifications	(7,441)	2	60	754	(6,625)
Reclassified from accumulated other comprehensive income (loss)	—	—	—	197	197
Net current-period other comprehensive (loss) income	(7,441)	2	60	951	(6,428)
Balance at August 31, 2014	$(7,206)	$(72)	$(1,259)	$236	$(8,301)

During the three and six months ended August 31, 2014, the Company recorded taxes related to unrealized losses on investments of $0 in both periods, pension plan adjustments of $0 in both periods and derivatives designated in a hedging relationship of $123 and $320, respectfully.

(6)    Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Six Months Ended August 31,
	2014	2013
Non-cash investing and financing activities:
Capital expenditures funded by long-term obligations	—	420
Cash paid during the period:
Interest (excluding bank charges)	$2,106	$2,769
Income taxes (net of refunds)	$2,264	$3,876

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

In addition, the Company issued 17,500 warrants in December of 2012 to purchase the Company’s common stock with the same terms as those of the options above as consideration for future legal and professional services. All of these warrants have been exercised as of August 31, 2014.

Information regarding the Company's stock options and warrants is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at February 28, 2014	79,204	$6.79
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Outstanding and exercisable at August 31, 2014	79,204	$6.79	0.83

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

The following table presents a summary of the Company's restricted stock activity for the six months ended August 31, 2014:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at February 28, 2014	84,588	$13.62
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at August 31, 2014	84,588	$13.62

During the three and six months ended August 31, 2014, the Company recorded $76 and $151, respectively, in stock-based compensation related to restricted stock awards. As of August 31, 2014, there was $976 of unrecognized stock-based compensation expense related to unvested restricted stock awards.

(8)    Supply Chain Financing

The Company has three supply chain financing agreements ("factoring agreements") that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The factored balances for all three agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances for the three and six months ended August 31, 2014 were approximately $38,872 and $86,409, respectively, compared to $14,058 and $31,365 for the three and six months ended August 31, 2013, respectively.

(9)    Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amount to $5,894 and $5,730 for the three months ended August 31, 2014 and 2013, respectively, and $11,283 and $11,192 for the six months ended August 31, 2014 and 2013, respectively, net of customer reimbursement, and are included within Engineering and Technical Support Expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company enters into development and long-term supply agreements with certain of its OEM ("Original Equipment Manufacturer") customers. Revenues earned from the development services are recorded based upon the milestone method of revenue recognition provided certain criteria are met. Amounts due from OEM customers for development services are reflected as a reduction of research and development expense. For the three months ended August 31, 2014 and 2013, the Company recorded $2,586 and $409, respectively, and for the six months ended August 31, 2014 and 2013, the Company recorded $4,797 and $1,338, respectively, of development service revenue as a reduction of research and development expense based upon the achievement of milestones.

(10)    Goodwill and Intangible Assets

The change in goodwill by segment is as follows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Automotive:
Beginning balance at March 1, 2014	$71,405
Currency translation	(2,886)
Balance at August 31, 2014	$68,519

Gross carrying amount at August 31, 2014	$68,519
Accumulated impairment charge	—
Net carrying amount at August 31, 2014	$68,519

Premium Audio:
Beginning balance at March 1, 2014	$46,533
Activity during the period	—
Balance at August 31, 2014	$46,533

Gross carrying amount at August 31, 2014	$78,696
Accumulated impairment charge	(32,163)
Net carrying amount at August 31, 2014	$46,533

Total Goodwill, net	$115,052

Note: The Company's Consumer Accessories segment did not carry a goodwill balance at August 31, 2014 or February 28, 2014.

At August 31, 2014, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (5-20 years)	$66,935	$18,360	$48,575
Trademarks/Tradenames (3-12 years)	415	380	35
Patents (5-10 years)	9,992	3,262	6,730
License (5 years)	1,400	1,400	—
Contract (5 years)	1,557	1,519	38
Total finite-lived intangible assets	$80,299	$24,921	55,378
Indefinite-lived intangible assets
Trademarks			114,155
Total net intangible assets			$169,533

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

The Company recorded amortization expense of $1,406 and $1,442 for the three months ended August 31, 2014 and 2013, respectively, and $2,821 and $2,876 for the six months ended August 31, 2014 and 2013, respectively. The estimated aggregate amortization expense for the cumulative five years ending August 31, 2019 amounts to $27,628.

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, a loss is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined by primarily using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions. There were no impairment triggering events during the three and six months ended August 31, 2014, therefore, management believes the current carrying value of its intangible assets is not impaired. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.

(11)    Equity Investment

As of August 31, 2014 and February 28, 2014, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA.  Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	August 31, 2014	February 28, 2014
Current assets	$44,042	$41,820
Non-current assets	5,327	5,171
Current liabilities	6,585	5,735
Members' equity	42,784	41,256
	Six Months Ended August 31,
	2014	2013
Net sales	$49,496	$50,633
Gross profit	14,798	14,865
Operating income	6,352	6,481
Net income	6,772	6,503

The Company's share of income from ASA was $1,455 and $1,496 for the three months ended August 31, 2014 and 2013, respectively, and $3,386 and $3,252 for the six months ended August 31, 2014 and 2013, respectively.

(12)    Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The Company’s annual effective tax rate for Fiscal 2015 excluding discrete items is estimated to be 44.7% (which includes U.S., state and local and foreign taxes) based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries. The Company's projected annual effective tax rate is higher than the statutory rate of 35% primarily related to the devaluation of the Venezuelan bonds, for which the Company will not realize a tax benefit.

For the three months ended August 31, 2014, the Company recorded a benefit for income taxes of $1,960, which consisted of U.S., state and local and foreign taxes, including a discrete provision of $67. The discrete provisions relates to the accrual of interest for uncertain tax positions under ASC 740. For the three months ended August 31, 2013, the Company recorded a provision for income taxes of $2,788.

The effective tax rate for the six months ended August 31, 2014 was a benefit for income taxes of 46.3% compared to a provision for income taxes of 35.5% in the comparable prior period.  The effective tax rate for the six months ended August 31, 2014 is different than the statutory rate primarily due to state and local taxes, U.S. effects of foreign operations, including the non-deductible devaluation of the Venezuela bonds, various federal and state tax credits and the discrete tax benefit of $68.

(13)    Inventory

Inventories by major category are as follows:

	August 31, 2014	February 28, 2014
Raw materials	$34,826	$32,193
Work in process	5,622	4,664
Finished goods	113,349	107,482
Inventory, net	$153,797	$144,339

(14)     Financing Arrangements

The Company has the following financing arrangements:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	August 31, 2014	February 28, 2014
Debt
Domestic bank obligations (a)	$73,950	$87,950
Euro asset-based lending obligation (b)	3,971	3,762
Schwaiger mortgage (c)	1,492	1,706
Klipsch notes (d)	7,388	7,855
Audiovox Germany loans (e)	7,092	7,909
Hirschmann line of credit (f)	2,394	—
Total debt	96,287	109,182
Less: current portion of long-term debt	8,501	5,960
Total long-term debt	$87,786	$103,222

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

On January 9, 2014, the Company amended and restated the Credit Facility (the "Amended Facility"). The Amended Facility provides for senior secured credit facilities in an aggregate amount of $200,000, consisting of a revolving credit facility of $200,000, with a $30,000 multicurrency revolving credit facility sublimit, a $25,000 sublimit for Letters of Credit and a $10,000 sublimit for Swingline Loans. The Amended Facility is due on January 9, 2019; however, it is subject to acceleration upon the occurrence of an Event of Default (as defined in the Credit Agreement).

Generally, the Company may designate specific borrowings under the Amended Facility as either Alternate Base Rate Loans or LIBOR Rate Loans, except that Swingline Loans may only be designated as Alternate Base Rate Loans. VOXX International (Germany) GmbH may only borrow euros, and only as LIBOR rate loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.00 - 2.00% based upon leverage, as defined in the agreement. Loans designated as Alternate Base Rate loans shall bear interest at a rate equal to the base rate plus an applicable margin ranging from 0.00 - 1.00% based on excess availability in the borrowing base. As of August 31, 2014, the interest rate on the facility was 2.27%.

The Amended Facility requires compliance with non-financial and financial covenants. As of August 31, 2014, the Company was in compliance with all debt covenants.

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

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

As of August 31, 2014, approximately $73,950 was outstanding under the line. Charges incurred on the unused portion of the Credit Facility and Amended Credit Facility during the three and six months ended August 31, 2014 totaled $71 and $139, respectively, compared to $38 and $53 during the three and six months ended August 31, 2013, respectively. These charges are included within interest and bank charges on the Consolidated Statement of Operations and Comprehensive Income (Loss).

As a result of the amendment to the Credit Facility, the Company incurred additional debt financing costs of $1,455, which are recorded as deferred financing costs. The Company accounted for the amendment as a modification of debt and added these costs to the remaining financing costs related to the original Credit Facility and its amended predecessor of approximately $6,700. These deferred financing costs are included in Other Assets on the accompanying consolidated balance sheets and are being amortized through interest and bank charges over the five year term of the Amended Facility. During the three and six months ended August 31, 2014, the Company amortized $279 and $558 of these costs, respectively, compared to $344 and $688 during the three and six months ended August 31, 2013.

(b)          Euro Asset-Based Lending Obligation

Foreign bank obligations include a financing arrangement entered into in October 2000, totaling €20,000 and consisting of a Euro accounts receivable factoring arrangement and a Euro Asset-Based Lending ("ABL") (up to 60% of eligible non-factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on November 1, 2014. The rate of interest is the three month Euribor plus 1.9% (2.1% at August 31, 2014), and the Company pays 0.22% of its gross sales as a fee for the accounts receivable factoring arrangement. As of August 31, 2014, the amount of non-factored accounts receivable exceeded the amounts outstanding under this obligation.

(c)          Schwaiger Mortgage

In January 2012, the Company's Schwaiger subsidiary purchased a building, entering into a mortgage note payable. The mortgage note bears interest at 3.75% and will be fully paid by December 2019.

(d)    Klipsch Mortgages

Included in this balance is a mortgage on a facility included in the assets acquired in connection with the Klipsch transaction on March 1, 2011 and assumed by Voxx. The balance at August 31, 2014 is $498 and will be fully paid by the end of Fiscal 2018.

On April 20, 2012, the Company purchased the building housing Klipsch's headquarters in Indianapolis, IN for approximately $10,900. The Company paid $3,100 cash at closing and assumed the mortgage held by the seller, Woodview LLC, in the amount of $7,800. Woodview LLC was a related party, as certain members are executives of Klipsch. On June 3, 2013, the Company refinanced this mortgage with Wells Fargo for an amount totaling $7,800. The new mortgage is due in May 2023 and the interest rate is equal to the 1-month LIBOR plus 2.25%. Simultaneously on June 3, 2013, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure and will pay a fixed rate of 3.92% under the swap agreement (see Note 3). The balance of the mortgage at August 31, 2014 was $6,890.

(e)    Audiovox Germany Loans

Included in this balance is a mortgage on the land and building housing Audiovox Germany's headquarters in Pulheim, Germany, which was entered into in January 2013. The mortgage bears interest at 2.85%, payable in twenty-six quarterly installments through June 2019.

(f)    Hirschmann Line of Credit

On July 15, 2012, Hirschmann entered into an agreement for a €6,000 working capital line of credit with a financial institution. The agreement is payable on demand and is mutually cancelable. The rate of interest is the

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

three month Euribor plus 2% (2.2% at August 31, 2014) and the line of credit is guaranteed by VOXX International Corporation.

(15)     Other Income (Expense)

Other income (expense) is comprised of the following:

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
Net settlement gains	$—	$4,025	$—	$4,025
Foreign currency gain (loss)	237	49	365	(184)
Interest income	55	130	138	272
Rental income	291	412	591	721
Miscellaneous	140	1,081	180	879
Total other, net	$723	$5,697	$1,274	$5,713

Included in Miscellaneous for the three and six months ended August 31, 2013 is income related to the recovery of funds from Circuit City of approximately $900 that has been owed to Klipsch and written off prior to Voxx's acquisition of this subsidiary.

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

In February 2013, the Venezuelan government announced the devaluation of the Bolivar Fuerte, moving the official exchange rate from 4.3 to 6.3 per U.S. dollar. Concurrent with this action, the Venezuelan government established a new auction-based exchange rate market program, referred to as Complementary System for the Administration of Foreign Currency (“SICAD”). The amount of transactions that have run through the SICAD and restrictions around participation have limited our access to any foreign exchange rate other than the official rate to pay for imported goods and manage our local monetary asset balances. Although the official exchange rate has remained at 6.3, the government announced in January 2014 that the exchange rate for goods and services deemed non-essential would move to the rate available on the expanded SICAD currency market, which was 11.7 at February 28, 2014 (referred to as SICAD 1). In March 2014, a new exchange control mechanism was opened by the government, referred to as SICAD 2, which is not restricted by auction and is available for all types of transactions. The SICAD 2 rate does not supersede the SICAD 1 rate of 11.7 or the country's official exchange rate of 6.3 Venezuelan Bolivar Fuertes. The use of the SICAD 1 rate, however, is dependent upon the availability of auctions, and is not indicative of a free market exchange, as only designated industries may bid into individual auctions and the highest bids are not always recognized by the Venezuelan government. The Company, therefore, has used the SICAD 2 rate for its Venezuelan subsidiary for the three and six months ended August 31, 2014,

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

which was approximately 50 Bolivar Fuerte/$1 at August 31, 2014, with the exception of the Company's investment in Venezuelan government issued sovereign bonds (See Note 4). The SICAD 2 exchange rate is intended to more closely resemble a market driven exchange rate than the rates provided by Venezuela's other regulated exchange mechanisms. Net currency exchange losses of $(6,334) and $(6,232) were recorded for the three and six months ended August 31, 2014, respectively, which includes the remeasurement loss on the Company's Venezuelan bonds of $(6,702), as described in Note 4, and are included in Other Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income (Loss).

Our investment in Venezuela includes approximately $13,192 of rental properties that are currently being held for investment purposes. As of August 31, 2014, the Company made an assessment of the recoverability of its investment properties in Venezuela as a result of the existence of certain indicators of impairment. In testing the recoverability of its investment properties, the Company considered the undiscounted cash flows expected to be received from these properties, the length of time the properties have been held, the volatile market conditions, the Company’s financial condition, and the intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. Based on our assessment, none of our rental properties were impaired as of August 31, 2014.

Our automotive business in Venezuela and our ability to obtain U.S. dollars are impacted by the continued economic instability, increasing inflation and currency restrictions imposed by the government. The Company is monitoring this situation closely and continues to evaluate its local properties. However, further devaluations or regulatory actions could impair the carrying value of these properties.

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

Total lease payments required under all related party leases for the five-year period ending May 31, 2019 are $4,894.

At August 31, 2014, the Company was obligated under non-cancelable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:

	Capital Lease	Operating Leases
2015	$574	$5,345
2016	574	4,626
2017	617	1,739
2018	1,148	896
2019	1,148	257
Thereafter	4,939	659
Total minimum lease payments	9,000	$13,522
Less: minimum sublease income	840
Net	8,160
Less: amount representing interest	2,131
Present value of net minimum lease payments	6,029
Less: current installments included in accrued expenses and other current liabilities	235
Long-term capital obligation	$5,794

At August 31, 2014, minimum annual rental payments on related party leases from its principal stockholder, including the capital lease payments, which are included in the above table, are as follows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

2015	$1,390
2016	1,414
2017	828
2018	631
2019	631
Thereafter	4,890
Total	$9,784

(18)     Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	August 31, 2014	February 28, 2014	August 31, 2014	February 28, 2014	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	22,172,968	22,172,968	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	1,815,272	1,815,272	N/A	N/A	N/A

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

Segment data for each of the Company's segments are presented below:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Automotive	Premium Audio	Consumer Accessories	Corporate/ Eliminations	Total
Three Months Ended August 31, 2014
Net sales	$92,942	$38,953	$45,235	$213	$177,343
Equity in income of equity investees	1,455	—	—	—	1,455
Interest expense and bank charges	1,498	2,242	1,429	(3,592)	1,577
Depreciation and amortization expense	2,283	914	334	536	4,067
(Loss) income before income taxes (a)	(2,552)	(1,801)	(885)	596	(4,642)

Three Months Ended August 31, 2013
Net sales	$96,889	$40,806	$45,618	$505	$183,818
Equity in income of equity investees	1,496	—	—	—	1,496
Interest expense and bank charges	1,954	1,876	2,505	(4,536)	1,799
Depreciation and amortization expense	2,125	843	582	441	3,991
Income (loss) before income taxes	6,093	1,947	(1,114)	725	7,651

Six Months Ended August 31, 2014
Net sales	$195,327	$74,163	$94,366	$386	$364,242
Equity in income of equity investees	3,386	—	—	—	3,386
Interest expense and bank charges	2,969	4,520	3,540	(7,844)	3,185
Depreciation and amortization expense	4,468	1,797	674	1,061	8,000
(Loss) income before income taxes (a)	2,999	(3,403)	(4,489)	808	(4,085)

Six Months Ended August 31, 2013
Net sales	$201,066	$80,972	$93,933	$819	$376,790
Equity in income of equity investees	3,252	—	—	—	3,252
Interest expense and bank charges	3,851	3,702	4,998	(8,772)	3,779
Depreciation and amortization expense	4,193	1,748	1,174	846	7,961
Income (loss) before income taxes	10,406	2,607	(2,669)	513	10,857

(a) Included in the (loss) income before taxes for the three and six months ended August 31, 2014 within the Automotive segment is the $6,702 remeasurement loss related to the Company's Venezuela government issued sovereign bonds.

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

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Securities and Derivative Proceedings:

As described in our Report on Form 10-Q for the fiscal quarter ended May 31, 2014, on July 8, 2014, a purported class action suit, styled Brian Ford vs. VOXX International Corporation, et al., was filed against us and two of our present executive officers in the U.S. District Court for the Eastern District of New York. The suit alleges that defendants violated the federal securities laws by making false or misleading statements between May 15, 2013 and May 14, 2014 regarding our earnings guidance for fiscal 2014 and the anticipated future performance of our business. Plaintiff claims that these statements artificially inflated the price of our stock and that purchasers of our stock during the relevant period were damaged when the stock price later declined. Plaintiff seeks the award of unspecified amount of damages on behalf of the alleged class, counsel fees and costs. We believe we have meritorious legal positions and defenses and will continue to represent our interests vigorously in this matter.  On September 8, 2014, three members of the alleged class moved to be appointed the lead plaintiff in the action.  To date, the Court has not entered an order appointing a lead plaintiff.

(21)    New Accounting Pronouncements

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

In May 2014, the FASB issued ASU 2014-09, "Revenues from Contracts with Customers (Topic 606)," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements comprehensive information about the nature, amounts, timing and uncertainty of revenue and cash flows arising from a company's contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Retrospective or modified retrospective application of the accounting standard is required. The Company is currently evaluating the impact of ASU 2014-09 on the Company's Consolidated Financial Statements and disclosures.

(22)    Subsequent Events

Refer to Note 4 for discussion of the payment received from the Company's investee, Rx Networks, subsequent to August 31, 2014.

The Company’s unrecognized tax benefits include amounts related to various U.S federal, state and local and foreign tax issues. The Company believes that it is reasonably possible that a decrease of up to $5,900 in unrecognized tax benefits may be necessary within the coming year as a result of the expected resolution of various income tax examinations. The majority of such decrease would result in a discrete tax benefit impacting the Company’s effective income tax rate.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business.   This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three and six months ended August 31, 2014 compared to the three and six months ended August 31, 2013. Next, we present adjusted EBITDA and diluted adjusted EBITDA per common share for the three and six months ended August 31, 2014 compared to the three and six months ended August 31, 2013 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

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

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations and comprehensive income, which present the results of our operations for the three and six months ended August 31, 2014 and 2013.

The following tables set forth, for the periods indicated, certain statements of operations data for the three and six months ended August 31, 2014 and 2013.

Net Sales

	August 31,
	2014	2013	$ Change	% Change
Three Months Ended:
Automotive	$92,942	$96,889	$(3,947)	(4.1)%
Premium Audio	38,953	40,806	(1,853)	(4.5)
Consumer Accessories	45,235	45,618	(383)	(0.8)
Corporate	213	505	(292)	(57.8)
Total net sales	$177,343	$183,818	$(6,475)	(3.5)%
Six Months Ended:
Automotive	$195,327	$201,066	$(5,739)	(2.9)%
Premium Audio	74,163	80,972	(6,809)	(8.4)
Consumer Accessories	94,366	93,933	433	0.5
Corporate	386	819	(433)	(52.9)
Total net sales	$364,242	$376,790	$(12,548)	(3.3)%

Automotive sales represented 52.4% and 53.6% of the net sales for the three and six months ended August 31, 2014 compared to 52.7% and 53.4% in the respective prior year periods. The Automotive group experienced decreases in its OEM manufacturing lines during the three and six months ended August 31, 2014 due to the temporary suspension of one of its programs as requested by one of the Company's customers while they address their safety issues. This is expected to be completed in the third quarter of Fiscal 2015. In addition, the Company experienced load in sales from its Bentley project in the prior year first quarter, which leveled out in the first quarter of Fiscal 2015, as well as an end of life purchase by Toyota of all of the remaining inventory of the Company's vehicle headphone inventory in Fiscal 2014, which did not recur in Fiscal 2015, both of which impacted sales for the six months ended August 31, 2014. The Company also continues to experience significantly lower sales in Venezuela due to current economic and political conditions. As an offset to these decreases, the Company saw strong sales of devices for the new Car Connection program to retailers for both the three and six months ended August 31, 2014, as product was launched in the second quarter, as well as continued improved tuner and antenna sales at Hirschmann. For the three months ended August 31, 2014, the Company also experienced increased sales related to a new remote start program with Subaru.

Premium Audio sales represented 22.0% and 20.4% of our net sales for the three and six months ended August 31, 2014 compared to 22.2% and 21.5% in the respective prior year periods. Sales in Premium Audio decreased 4.5% for the three and six months ended August 31, 2014 primarily as a result of slower sales in Canada and Europe, as well as a curtailment in the sale of certain Klipsch speakers in anticipation of the launch of new product, which took place at the end of the second quarter of Fiscal 2015 and is expected to impact sales beginning in the third quarter. These decreases were offset by a slight increase in sales of cinema speaker products.

Consumer Accessory sales represented 25.5% and 25.9% of our net sales for the three and six months ended August 31, 2014 compared to 24.8% and 24.9% in the respective prior year periods. The Consumer Accessories group experienced increases in sales for the three and six months ended August 31, 2014 as a result of an improvement in European sales, increased sales of wireless and bluetooth speakers and reception products, as well as tablet fulfillment sales, which launched in the second quarter of Fiscal 2015. In addition, we transitioned our Mexican subsidiary from a distributor to a representative office during the first quarter, positively impacting sales for the six months ended August 31, 2014. This is anticipated to be a more profitable model, and resulted in the sale of all of the Company's inventory in Mexico in the first quarter of Fiscal 2015. These increases were offset by the continued decrease in sales of home audio products, such as clock radios, digital voice recorders, and hook-up and power products, such as cables and surge protectors, as a result of competition, changes in demand and changes in technology.

Gross Profit and Gross Margin Percentage

	August 31,
	2014	2013	$ Change	% Change
Three Months Ended:
Automotive	$29,407	$28,128	$1,279	4.5%
	31.6%	29.0%
Premium Audio	11,044	13,729	(2,685)	(19.6)
	28.4%	33.6%
Consumer Accessories	11,632	11,712	(80)	(0.7)
	25.7%	25.7%
Corporate	321	533	(212)	(39.8)
	$52,404	$54,102	$(1,698)	(3.1)%
	29.5%	29.4%
Six Months Ended:
Automotive	$60,390	$57,578	$2,812	4.9%
	30.9%	28.6%
Premium Audio	22,036	26,703	(4,667)	(17.5)
	29.7%	33.0%
Consumer Accessories	22,707	23,607	(900)	(3.8)
	24.1%	25.1%
Corporate	324	727	(403)	(55.4)
	$105,457	$108,615	$(3,158)	(2.9)%
	29.0%	28.8%

Gross margins in the Automotive segment increased 260 and 230 basis points for the three and six months ended August 31, 2014 primarily as a result of improved margins related to tuners and antennas, and sales of devices for the new Car Connection program during the three and six months ended August 31, 2014, as well as a one time duty refund received in the first quarter of Fiscal 2015, impacting margins for the six months ended August 31, 2014. This was offset by decreases in sales in the OEM manufacturing line due to a temporary program suspension due to a customer's safety issues, and continued decreases in sales in Venezuela as a result of economic and political conditions during the three and six months ended August 31, 2014.

Gross margins in the Premium Audio segment decreased 520 and 330 basis points for the three and six months ended August 31, 2014 primarily as a result of the discounting of certain Klipsch products in anticipation of the launch of new product at the end of the second quarter, as well as an unfavorable product mix in Europe. This was partially offset by increases in sales of certain higher margin domestic products, such as cinema speakers.

Gross margins in the Consumer Accessories segment decreased 0 and 100 basis points for the three and six months ended August 31, 2014 primarily as a result of the sale of all of the Company's inventory in Mexico as the subsidiary moved from a distributor to a representative office during the first quarter of Fiscal 2015, yielding lower margins for the six months ended August 31, 2014 than those that had been realized in prior periods. This was partially offset by an increase in sales of higher margin products, such as wireless and bluetooth speakers, improved sales and product mix in Europe, the launch of tablet fulfillment sales, and the continued decrease in lower margin products, such as clock radios and digital voice recorders for the three and six months ended August 31, 2014.

Operating Expenses and Operating Income

	August 31,
	2014	2013	$ Change	% Change
Three Months Ended:
Operating expenses:
Selling	$13,010	$12,602	$408	3.2%
General and administrative	29,088	29,043	45	0.2
Engineering and technical support	9,215	9,226	(11)	(0.1)
Restructuring expense	—	989	(989)	(100.0)
Total operating expenses	$51,313	$51,860	$(547)	(1.1)%

Operating income	$1,091	$2,242	$(1,151)	(51.3)%
Six Months Ended:
Operating expenses:
Selling	$27,606	$25,725	$1,881	7.3%
General and administrative	58,703	57,981	722	1.2
Engineering and technical support	18,476	17,961	515	2.9
Restructuring expense	—	1,292	(1,292)	(100.0)
Total operating expenses	$104,785	$102,959	$1,826	1.8%

Operating income	$672	$5,656	$(4,984)	(88.1)%

Total operating expenses for the three and six months ended August 31, 2014 had increases primarily due to additional hirings of temporary and permanent employees, including several engineers, at Hirschmann. In addition, the Company had increases in expenses as a result of employee salary increases, increased advertising expenses as a result of new sponsorships and product lines and an increase in trade show expense as a result of increased spending. Offsetting these increases for the three and six months ended August 31, 2014 were decreases in sales commissions as a result of decreased net sales during the second quarter of Fiscal 2015 and year to date as compared to the prior year periods, as well as a decrease in stock option expense.

Other (Expense) Income

	August 31,
	2014	2013	$ Change	% Change
Three Months Ended:
Interest and bank charges	$(1,577)	$(1,799)	$222	(12.3)%
Equity in income of equity investees	1,455	1,496	(41)	(2.7)
Venezuela currency devaluation, net	(6,334)	15	(6,349)	(42,326.7)
Other, net	723	5,697	(4,974)	87.3
Total other (expense) income	$(5,733)	$5,409	$(11,142)	206.0%
Six Months Ended:
Interest and bank charges	$(3,185)	$(3,779)	$594	(15.7)%
Equity in income of equity investees	3,386	3,252	134	4.1
Venezuela currency devaluation, net	(6,232)	15	(6,247)	(41,646.7)
Other, net	1,274	5,713	(4,439)	77.7
Total other (expense) income	$(4,757)	$5,201	$(9,958)	191.5%

Interest and bank charges represent expenses for the Company's bank obligations, interest for capital leases and amortization of the debt discount on our credit facility. The decrease in the expense for the three and six months ended August 31, 2014 as compared to the comparable prior year period is attributable primarily to a decrease in the outstanding balance of the Company's Amended Facility.

Equity in income of equity investees represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries. The increase in income for the six months ended August 31, 2014 is due to the improved performance of this entity, as it has continued to expand distribution in certain markets.

Venezuela currency devaluation, net, for the three and six months ended August 31, 2014 includes a charge of $6,702 representing the remeasurement loss related to the Company's Venezuelan bonds that were remeasured at August 31, 2014 using a rate of 6.3 Bolivar Fuerte/$1. This came as a result of the Company obtaining new information in conjunction with the bonds semi-annual interest payment that the bond redemption rate would be at the official exchange rate of 6.3 Bolivars/$1, which differed from the SICAD 2 rate previously used to remeasure the bonds.

Other, net, during both the three and six months ended August 31, 2014, primarily included net foreign currency gains of $237 and $365, respectively, interest income of $55 and $138, respectively, and rental income of $291 and $591, respectively. Other, net, during both the three and six months ended August 31, 2013, primarily included funds received by the Company in a class action settlement of approximately $5,200, as well as approximately $900 related to the recovery of funds from Circuit City that had been previously written off by Klipsch prior to Voxx's acquisition of the subsidiary. This was offset by an accrual of $1,200 for estimated patent settlements with certain third parties.

Income Tax Provision

The effective tax rate for the three and six months ended August 31, 2014 was a benefit for income taxes of 42.2% and 46.3%, respectively, compared to a provision of 36.4% and 35.5%, repsectively, in the comparable prior period.  The effective tax rate for the three and six months ended August 31, 2014 is different than the statutory rate primarily due to the devaluation of the Company's Venezuelan bonds, for which the Company will not receive a tax benefit, state and local taxes, U.S. effects of foreign operations, various federal and state tax credits and the discrete provision of $67.

The Company’s unrecognized tax benefits include amounts related to various U.S federal, state and local and foreign tax issues. The Company believes that it is reasonably possible that a decrease of up to $5,900 in unrecognized tax benefits may be necessary within the coming year as a result of the expected resolution of various income tax examinations. The majority of such decrease would result in a discrete tax benefit impacting the Company’s effective income tax rate.
Net (Loss) Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with net income and basic and diluted net income per common share.

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
Net (loss) income	$(2,682)	$4,863	$(2,193)	$7,005
Net (loss) income per common share:
Basic	$(0.11)	$0.20	$(0.09)	$0.29
Diluted	$(0.11)	$0.20	$(0.09)	$0.29

Net loss for the three and six months ended August 31, 2014 was unfavorably impacted by lower net sales and a devaluation charge affecting the Company's Venezuelan sovereign bonds offset by lower income tax expense, as well as lower restructuring charges due to the decrease in related activities. Net income for the three and six months ended August 31, 2013 was favorably impacted by a favorable outcome in a class action lawsuit resulting in the receipt of approximately $5,200 of settlement funds, and recoveries from Circuit City of accounts previously written off by Klipsch, pre-acquisition, of approximately $900.

Adjusted EBITDA

Adjusted EBITDA and diluted adjusted EBITDA per common share are not financial measures recognized by GAAP. Adjusted EBITDA represents net income, computed in accordance with GAAP, before interest and bank charges, taxes, depreciation and amortization, stock-based compensation expense, restructuring charges, litigation settlements and certain remeasurement losses related to our Venezuela subsidiary. Depreciation, amortization, stock-based compensation, and the Venezuela bond remeasurement expenses are non-cash items. Diluted adjusted EBITDA per common share represents the Company's diluted earnings per common share based on adjusted EBITDA.

We present adjusted EBITDA and diluted adjusted EBITDA per common share in this Form 10-Q because we consider them to be useful and appropriate supplemental measures of our performance. Adjusted EBITDA and diluted adjusted EBITDA per common share help us to evaluate our performance without the effects of certain GAAP calculations that may not have a direct cash impact on our current operating performance. In addition, the exclusion of certain costs relating to our Venezuela subsidiary, restructuring and litigation settlements allows for a more meaningful comparison of our results from period-to-period. These non-GAAP measures, as we define them, are not necessarily comparable to similarly entitled measures of other companies and may not be appropriate measures for performance relative to other companies. Adjusted EBITDA should not be assessed in isolation from or construed as a substitute for EBITDA prepared in accordance with GAAP. Adjusted EBITDA and diluted adjusted EBITDA per common share are not intended to represent, and should not be considered to be more meaningful measures than, or alternatives to, measures of operating performance as determined in accordance with GAAP.

Reconciliation of GAAP Net (Loss) Income to Adjusted EBITDA

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
Net (loss) income	$(2,682)	$4,863	$(2,193)	$7,005
Adjustments:
Interest expense and bank charges	1,577	1,799	3,185	3,779
Depreciation and amortization	4,067	3,991	8,000	7,961
Income tax (benefit) expense	(1,960)	2,788	(1,892)	3,852
EBITDA	1,002	13,441	7,100	22,597
Stock-based compensation	76	154	151	489
Venezuela bond remeasurement	6,702	—	6,702	—
Circuit City recovery	—	(940)	—	(940)
Net settlements	—	(4,025)	—	(4,025)
Asia warehouse relocation	—	(208)	—	(208)
Restructuring charges	—	989	—	1,292
Adjusted EBITDA	$7,780	$9,411	$13,953	$19,205
Diluted earnings per common share	$(0.11)	$0.20	$(0.09)	$0.29
Diluted adjusted EBITDA per common share	$0.32	$0.39	$0.57	$0.80

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of August 31, 2014, we had working capital of $166,990 which includes cash and short-term investments of $9,401, compared with working capital of $184,233 at February 28, 2014, which included cash and short-term investments of $10,603. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions.

Operating activities provided cash of $23,826 for the six months ended August 31, 2014 principally due to a decrease in accounts receivable and an increase in accounts payable, offset by an increase in inventory and a decrease in accrued expenses.

•	The Company experienced increased annual accounts receivable turnover of 6.5 during the six months ended August 31, 2014 compared to 5.7 during the six months ended August 31, 2013.

•	Annual inventory turnover remained flat at 3.0 during the six months ended August 31, 2014 as compared to 3.0 during the six months ended August 31, 2013.

Investing activities used cash of $11,977 during the six months ended August 31, 2014, primarily due to capital additions and the Company's investments in EyeLock, Inc. and EyeSee360, Inc.

Financing activities used cash of $12,527 during the six months ended August 31, 2014, primarily due to repayments of bank obligations, offset by borrowings on the Company's Amended Facility in preparation for the holiday season.

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

On January 9, 2014, the Company amended and restated its Credit Facility (the "Amended Facility"). The Amended Facility provides for senior secured credit facilities in an aggregate amount of $200,000, consisting of a revolving credit facility of $200,000, with a $30,000 multicurrency revolving credit facility sublimit, a $25,000 sublimit for Letters of Credit and a $10,000 sublimit for Swingline Loans. The Amended Facility is due on January 9, 2019; however, it is subject to acceleration upon the occurrence of an Event of Default (as defined in the Credit Agreement).

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

The Amended Facility contains covenants that limit the ability of certain entities of the Company to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or exit a substantial portion of their respective businesses; (iv) make any material change in the nature of their business; (v) prepay or otherwise acquire indebtedness; (vi) cause any Change of Control; (vii) make any Restricted Payments; (viii) change their fiscal year or method of accounting; (ix) make advances, loans or investments; (x) enter into or permit any transaction with an Affiliate of certain entities of the Company; or (xi) use proceeds for certain items. As of August 31, 2014, the Company was in compliance with all debt covenants.

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

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At August 31, 2014, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period (9)
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$9,000	$574	$1,191	$2,296	$4,939
Operating leases (2)	13,522	5,345	6,365	1,153	659
Total contractual cash obligations	$22,522	$5,919	$7,556	$3,449	$5,598

Other Commitments
Bank obligations (3)	$80,315	$6,365	$—	$73,950	$—
Stand-by and commercial letters of credit (4)	827	827	—	—	—
Other (5)	19,992	2,136	6,721	11,135	—
Contingent earn-out payments (6)	1,735	1,735	—	—	—
Pension obligation (7)	8,683	431	971	546	6,735
Unconditional purchase obligations (8)	112,506	112,506	—	—	—
Total other commitments	224,058	124,000	7,692	85,631	6,735
Total commitments	$246,580	$129,919	$15,248	$89,080	$12,333

1.
Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $235 and $5,794, respectively at August 31, 2014.

2.	We enter into operating leases in the normal course of business.

3.	Represents amounts outstanding under the Company's Amended Credit Facility, the Audiovox Germany Euro asset-based lending facility and Hirschmann's line of credit at August 31, 2014.

4.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.

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

9.
At August 31, 2014, the Company had an uncertain tax position liability of $10,854, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S federal, state and local and foreign tax issues. The Company believes it is reasonably possible that a decrease of up to $5,900 in unrecognized tax benefits may be necessary within the coming year as a result of the expected resolution of various income tax examinations. The majority of such decrease would result in a discrete tax benefit impacting the Company’s effective income tax rate.

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

Total lease payments required under all related party leases for the five-year period ending May 31, 2019 are $4,894.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 21 to our consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Voxx conducts business in various non-U.S. countries, including Germany, Hungary, Canada, Mexico, Denmark, the Netherlands, France and Venezuela and thus is exposed to market risk for changes in foreign currency exchange rates. For the three and six months ended August 31, 2014, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and net income of approximately $6,792 and $139, and $14,276 and $238, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela represented 0.001% of quarterly sales and 0.03% of year to date sales. Approximately $1,100 of assets invested in Venezuela are cash related and are subject to government foreign exchange controls including its investment in Venezuelan government bonds. See Note 4 to the consolidated financial statements included herein. The Company also maintains $13,192 in real estate property in Venezuela that could be subject to government foreign exchange controls upon their ultimate sale.

In connection with the Amended Facility and the mortgage related to the Klipsch headquarters, we have debt in the amount of $73,950 and $6,890, respectively, at August 31, 2014. Interest on the Amended Facility is charged at LIBOR plus 0.00 - 2.00%. Interest on the Klipsch mortgage is charged at LIBOR plus 2.25%. We have entered into two interest rate swaps for two portions of the Amended Facility, with notional amounts of $37,500 and $25,000 at August 31, 2014 and one interest rate swap for the Klipsch mortgage with a notional amount of $6,890 at August 31, 2014. These swaps protect against LIBOR interest rates rising above 0.515% and 0.518% (exclusive of credit spread) on the two Amended Facility balances, respectively, through April 29, 2016 and February 28, 2017, respectively, and fixes the interest rate on the Klipsch mortgage at 3.92% (inclusive of credit spread) through the mortgage end date of May 2023.

As of August 31, 2014, the fair value of our interest rate swaps recorded in Other Liabilities on our Consolidated Balance Sheet was $(15), which represents the amount that would be received upon unwinding the interest rate swap agreements based on market conditions at that time. Changes in the fair value of these interest rate swap agreements are reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated Other Comprehensive Income since the hedge is deemed fully effective.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of August 31, 2014 in order to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial  reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three and six month period ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

On May 14, 2013 the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (“2013 Framework”). Originally issued in 1992, (“1992 Framework”), the framework helps organizations design, implement, and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework will remain effective during the transition, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of August 31, 2014, the Company is using the 1992 Framework. The Company does not expect that its transition to the 2013 Framework will have a significant impact on its underlying compliance with the applicable provisions of the Sarbanes-Oxley Act of 2002, including internal control over financial reporting and disclosure controls and procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of common stock repurchased during the three and six months ended August 31, 2014.

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

101
The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended August 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets , (ii), the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

October 9, 2014

By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer