Form 10-Q
period 2014-11-30
VOXX International Corp
filed 2015-01-08
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

 or

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
Yes   ☒ No   ☐

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of January 7, 2015
Class A Common Stock	21,863,785	Shares
Class B Common Stock	2,260,954	Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	November 30, 2014	February 28, 2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$11,056	$10,603
Accounts receivable, net	140,952	147,054
Inventory, net	153,325	144,339
Receivables from vendors	3,471	2,443
Investment securities, current	968	—
Prepaid expenses and other current assets	19,747	15,897
Income tax receivable	4,388	2,463
Deferred income taxes	2,527	3,058
Total current assets	336,434	325,857
Investment securities	12,477	14,102
Equity investments	21,347	20,628
Property, plant and equipment, net	81,500	83,222
Goodwill	111,946	117,938
Intangible assets, net	165,767	174,312
Deferred income taxes	750	760
Other assets	8,435	10,331
Total assets	$738,656	$747,150
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$73,971	$55,373
Accrued expenses and other current liabilities	58,461	64,403
Income taxes payable	6,856	3,634
Accrued sales incentives	18,415	17,401
Deferred income taxes	77	9
Current portion of long-term debt	2,068	5,960
Total current liabilities	159,848	146,780
Long-term debt	95,146	103,222
Capital lease obligation	5,612	6,114
Deferred compensation	4,615	5,807
Other tax liabilities	4,625	11,060
Deferred tax liabilities	33,534	34,963
Other long-term liabilities	8,670	9,620
Total liabilities	312,050	317,566
Commitments and contingencies
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 18)	—	—
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 23,993,240 and 23,988,240 shares issued, 21,863,785 and 22,172,968 shares outstanding at November 30, 2014 and February 28, 2014, respectively	255	255

Class B Convertible, $.01 par value, 10,000,000 authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	291,283	290,960
Retained earnings	172,000	158,571
Accumulated other comprehensive loss	(15,996)	(1,873)
Treasury stock, at cost, 2,129,455 and 1,815,272 shares of Class A Common Stock at November 30, 2014 and February 28, 2014, respectively	(20,958)	(18,351)
Total stockholders' equity	426,606	429,584
Total liabilities and stockholders' equity	$738,656	$747,150
See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
 (In thousands, except share and per share data)
(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
Net sales	$223,356	$245,814	$587,598	$622,604
Cost of sales	154,399	177,016	413,184	445,191
Gross profit	68,957	68,798	174,414	177,413
Operating expenses:
Selling	13,623	15,026	41,229	40,751
General and administrative	29,587	31,422	88,290	89,403
Engineering and technical support	9,103	5,740	27,579	23,701
Restructuring expense	—	32	—	1,324
Total operating expenses	52,313	52,220	157,098	155,179
Operating income	16,644	16,578	17,316	22,234
Other (expense) income:
Interest and bank charges	(1,825)	(1,830)	(5,010)	(5,609)
Equity in income of equity investees	1,245	1,520	4,631	4,772
Venezuela currency devaluation, net	—	—	(6,232)	—
Other, net	142	5,565	1,416	11,293
Total other (expense) income, net	(438)	5,255	(5,195)	10,456
Income before income taxes	16,206	21,833	12,121	32,690
Income tax expense (benefit)	584	6,409	(1,308)	10,261
Net income	$15,622	$15,424	$13,429	$22,429
Other comprehensive (loss) income:
Foreign currency translation adjustments	(8,342)	4,658	(15,783)	4,096
Derivatives designated for hedging	578	(744)	1,529	(430)
Pension plan adjustments	64	(29)	124	(41)
Unrealized holding gain on available-for-sale investment securities arising during the period, net of tax	5	—	7	—
Other comprehensive (loss) income, net of tax	(7,695)	3,885	(14,123)	3,625
Comprehensive income (loss)	$7,927	$19,309	$(694)	$26,054

Net income per common share (basic)	$0.64	$0.63	$0.55	$0.93
Net income per common share (diluted)	$0.64	$0.63	$0.55	$0.93
Weighted-average common shares outstanding (basic)	24,322,307	24,341,897	24,396,987	24,060,492
Weighted-average common shares outstanding (diluted)	24,340,534	24,424,956	24,418,298	24,209,611

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended November 30,
	2014	2013
Cash flows from operating activities:
Net income	$13,429	$22,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,189	12,000
Amortization of debt discount	838	1,033
Bad debt expense	371	632
Loss on forward contracts	40	67
Equity in income of equity investees	(4,631)	(4,772)
Distribution of income from equity investees	3,912	2,201
Deferred income tax expense	(450)	(58)
Non-cash compensation adjustment	598	431
Non-cash stock based compensation expense	291	552
Venezuela currency devaluation on investment securities	6,702	—
Loss on sale of property, plant and equipment	255	12
Changes in operating assets and liabilities:
Accounts receivable	979	(28,212)
Inventory	(13,654)	(483)
Receivables from vendors	(1,053)	3,549
Prepaid expenses and other	(1,568)	(953)
Investment securities-trading	(253)	(592)
Accounts payable, accrued expenses, accrued sales incentives and other liabilities	17,390	32,087
Income taxes payable	(4,988)	2,410
Net cash provided by operating activities	30,397	42,333
Cash flows from investing activities:
Purchases of property, plant and equipment	(9,862)	(9,585)
Proceeds from sale of property, plant and equipment	55	—
Increase in notes receivable	—	83
Purchase of long-term investments	(6,000)	—
Proceeds from long-term note	227	—
Net cash used in investing activities	(15,580)	(9,502)
Cash flows from financing activities:
Principal payments on capital lease obligation	(387)	(270)
Repayment of bank obligations	(10,764)	(48,249)
Borrowings on bank obligations	—	7,800
Proceeds from exercise of stock options	32	5,275
Repurchase of common stock	(2,620)	—
Net cash used in financing activities	(13,739)	(35,444)
Effect of exchange rate changes on cash	(625)	(836)
Net increase (decrease) in cash and cash equivalents	453	(3,449)
Cash and cash equivalents at beginning of period	10,603	19,777
Cash and cash equivalents at end of period	$11,056	$16,328

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

There are no reconciling items which impact the numerator of basic and diluted net income per common share.  A reconciliation between the denominator of basic and diluted net income per common share is as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
Weighted-average common shares outstanding	24,322,307	24,341,897	24,396,987	24,060,492
Effect of dilutive securities:
Stock options and warrants	18,227	83,059	21,311	149,119
Weighted-average common shares and potential common shares outstanding	24,340,534	24,424,956	24,418,298	24,209,611

Restricted stock, stock options and warrants of 156,291 and 0 for the three months ended November 30, 2014 and 2013 and 108,489 and 0 for the nine months ended November 30, 2014 and 2013, respectively, were not included in the net income (loss) per diluted share calculation because the exercise price of these restricted stock, stock options and warrants was greater than the average market price of the Company’s common stock during these periods or their inclusion would have been anti-dilutive.

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
Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets measured at fair value on a recurring basis at November 30, 2014:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$11,056	$11,056	$—
Derivatives
Designated for hedging	$892	$—	$892
Total derivatives	$892	$—	$892
Investment securities:
Trading securities	$4,489	$4,489	$—
Available-for-sale securities	3	3	—
Other investments at amortized cost (a)	8,953	—	—
Total investment securities	$13,445	$4,492	$—

The following table presents assets measured at fair value on a recurring basis at February 28, 2014:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$10,603	$10,603	$—
Derivatives
Designated for hedging	$(963)	$—	$(963)
Total derivatives	$(963)	$—	$(963)
Long-term investment securities:
Trading securities	$4,234	$4,234	$—
Available-for-sale securities	3	3	—
Other investments at amortized cost (a)	9,865	—	—
Total long-term investment securities	$14,102	$4,237	$—

(a)
Included in this balance is the Company's held-to-maturity investment in bonds issued by the Venezuela government, which are recorded at amortized cost taking into consideration the currency devaluation in Venezuela (see Note 4). Additionally, this amount includes investments in three non-controlled corporations accounted for by the cost method

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

(see Note 4). The fair values of these investments would be based upon Level 3 inputs. At November 30, 2014 and February 28, 2014, it is not practicable to estimate the fair values of these bonds and cost method investments.

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
Derivative Instruments
The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases and local operating expenses. The Company also has three interest rate swap agreements, two of which hedge interest rate exposure related to the forecasted outstanding borrowings on a portion of its amended credit facility ("Amended Facility"), and the third hedges interest rate exposure related to the forecasted outstanding balance of one of its mortgage notes, with monthly payments due through May 2023. The two swap agreements related to the Amended Facility lock the Company's LIBOR rates at 0.515% and 0.518% (exclusive of credit spread) for the respective agreements through the swaps' maturities of February 28, 2017 and April 29, 2016, respectively. The swap agreement related to the Company's mortgage locks the interest rate on the debt at 3.92% (inclusive of credit spread) through the end of the mortgage. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts range from 1 - 15 months and are classified in the balance sheet according to their terms. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either non-current assets or non-current liabilities based on the fair value of the instruments at the end of the period.
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is recognized as incurred through Other Income (Expense) in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) and amounted to $85 and $121 for the three and nine months ended November 30, 2014, respectively and $(84) and $(114) for the three and nine months ended November 30, 2013, respectively.
Financial Statement Classification
The Company holds derivative instruments that are designated as hedging instruments. The following table discloses the fair value as of November 30, 2014 and February 28, 2014 of derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	November 30, 2014	February 28, 2014
Designated derivative instruments
Foreign currency contracts	Accrued expenses and other current liabilities	$—	$(784)
	Prepaid expenses and other current assets	1,006	—
Interest rate swap agreements	Other liabilities	(114)	(179)

Total derivatives		$892	$(963)

Cash flow hedges

During Fiscal 2014 and during the third quarter of Fiscal 2015, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $29,060 and are designated as cash flow hedges at November 30, 2014.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The current outstanding notional value of the Company's three interest rate swaps at November 30, 2014 is $6,695, $33,750 and $25,000. For cash flow hedges, the effective portion of the gain or loss is reported as a component of Other Comprehensive Income (Loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three and nine months ended November 30, 2014 and 2013 was as follows:

	Three months ended			Nine months ended
	November 30, 2014			November 30, 2014
	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (a)	Gain (Loss) for Ineffectiveness in Other Income	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$1,181	$213	$85	$2,012	$(59)	$121
Interest rate swaps	$(99)	$—	$—	$65	$—	$—

	Three months ended			Nine months ended
	November 30, 2013			November 30, 2013
	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (a)	Gain (Loss) for Ineffectiveness in Other Income	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$(455)	$(129)	$(84)	$(470)	$(67)	$(114)
Interest rate swaps	$(510)	$—	$—	$146	$—	$—

(a) Gains and losses related to foreign currency contracts are reclassified to cost of sales. Gains and losses related to interest rate swaps are reclassified to interest expense.

The net loss recognized in Other Comprehensive Income for foreign currency contracts is expected to be recognized in cost of sales within the next eighteen months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. As of November 30, 2014, no contracts originally designated for hedge accounting were de-designated or terminated.

(4)    Investment Securities

As of November 30, 2014 and February 28, 2014, the Company had the following investments:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	November 30, 2014			February 28, 2014
	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value
Investment Securities
Marketable Securities
Trading
Deferred Compensation	$4,489	$—	$4,489	$4,234	$—	$4,234
Available-for-sale
Cellstar	—	3	3	—	3	3
Held-to-maturity Investment	968	—	968	7,640	—	7,640
Total Marketable Securities	5,457	3	5,460	11,874	3	11,877
Other Long-Term Investments	7,985	—	7,985	2,225	—	2,225
Total Investment Securities	$13,442	$3	$13,445	$14,099	$3	$14,102

Current Investments

Held-to-Maturity Investment

Current investments include an investment in sovereign bonds issued by the Venezuelan government, which is classified as held-to-maturity and accounted for under the amortized cost method. These bonds mature in March 2015 and are classified as current assets at November 30, 2014.
The Company recorded a remeasurement loss during the nine months ended November 30, 2014 of $6,702 in Other Income (Expense).  The remeasurement loss was based on a change in the exchange rate anticipated upon redemption of the bonds.  In September 2014, the Company received information, in addition to receipt of its semi-annual interest payment, that this redemption rate would be the official exchange rate of 6.3 Bolivars/$1 which differed from the SICAD 2 (See Note 16 for definition) rate previously used to remeasure the bonds.

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

A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.  The Company considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other-than-temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

the near-term prospects of the issuer of the investment; and (iii) whether the Company's intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value. No other-than-temporary losses were incurred by the Company during the three and nine months ended November 30, 2014 or 2013. As of November 30, 2014, the Company owns 72,500,000 shares in its Bliss-tel investment, which carries a value of $0 at November 30, 2014 as a result of other-than-temporary impairment charges incurred in prior fiscal years. Management continues to monitor the performance of Bliss-tel and determined the estimated value of the investment to remain $0 at November 30, 2014.

Other Long-Term Investments

Other long-term investments include investments in three non-controlled corporations accounted for by the cost method. As of November 30, 2014, the Company's investment in Rx Networks totaled $1,985 and we held 15.3% of the outstanding shares of this company. During the three months ended November 30, 2014 the Company received a payment of $250 from Rx Networks as a repayment of funds loaned to the company in Fiscal 2013. No additional investment was made in Rx Networks during the three and nine months ended November 30, 2014. During the nine months ended November 30, 2014, the Company invested $3,000 each in EyeLock, Inc. and EyeSee360, Inc. The Company holds 3.5% and 6.5% of the outstanding shares, or their convertible equivalent, of these two companies, respectively, as of November 30, 2014. No additional investment was made in EyeLock, Inc. or EyeSee360, Inc. during the three and nine months ended November 30, 2014 in excess of the initial investment. The total balance of these three investments at November 30, 2014 was $7,985.

(5)    Accumulated Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive losses consist of the following:

	Foreign Exchange Losses	Unrealized losses on investments, net of tax	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2014	$235	$(74)	$(1,319)	$(715)	$(1,873)
Other comprehensive (loss) income before reclassifications	(15,783)	7	124	1,483	(14,169)
Reclassified from accumulated other comprehensive income (loss)	—	—	—	46	46
Net current-period other comprehensive (loss) income	(15,783)	7	124	1,529	(14,123)
Balance at November 30, 2014	$(15,548)	$(67)	$(1,195)	$814	$(15,996)

During the three and nine months ended November 30, 2014, the Company recorded taxes related to unrealized losses on investments of $0 in both periods, pension plan adjustments of $0 in both periods and derivatives designated in a hedging relationship of $278 and $598, respectfully.

(6)    Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Nine Months Ended November 30,
	2014	2013
Non-cash investing and financing activities:
Capital expenditures funded by long-term obligations	$—	$420
Cash paid during the period:
Interest (excluding bank charges)	$3,342	$4,029
Income taxes (net of refunds)	$2,906	$7,425

(7)    Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Company’s Form 10-K for the fiscal year ended February 28, 2014.

The Company granted 125,000 options in October 2014, which vest on October 16, 2015, expire two years from date of vesting (October 15, 2017), have an exercise price equal to $7.76, 0.25 above the sales price of the Company’s stock on the day prior to the date of grant, have a contractual term of 3.0 years and a grant date fair value of $2.78 per share determined based upon a Black-Scholes valuation model.

In addition, the Company issued 15,000 warrants in October 2014 to purchase the Company’s common stock with the same terms as those of the options above as consideration for future legal and professional services. These warrants are included in the outstanding options and warrants table below and are not yet exercisable at November 30, 2014.

The Company granted 256,250 options in December of 2012, which vested on July 1, 2013, expire two years from date of vesting (June 30, 2015), have an exercise price equal to $6.79, $0.25 above the sales price of the Company’s stock on the day prior to the date of grant, have a contractual term of 2.5 years and a grant date fair value of $1.99 per share determined based upon a Black-Scholes valuation model.

In addition, the Company issued 17,500 warrants in December of 2012 to purchase the Company’s common stock with the same terms as those of the options above as consideration for future legal and professional services. All of these warrants have been exercised as of November 30, 2014.

During the three and nine months ended November 30, 2014, the Company recorded $65 in stock-based compensation and professional fees related to stock options and warrants. As of November 30, 2014, the Company had $324 of unrecognized compensation costs and professional fees related to non-vested stock options and warrants.

Information regarding the Company's stock options and warrants is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at February 28, 2014	79,204	$6.79
Granted	140,000	7.76
Exercised	5,000	6.79
Forfeited/expired	—	—
Outstanding at November 30, 2014	214,204	$7.42	2.08
Options exercisable at November 30, 2014	74,204	$6.79

On January 30, 2014, the Company granted 84,588 shares of restricted stock in accordance with a newly established Supplemental Executive Retirement Plan (SERP). A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates prior to the release of the restrictions. Shares under the above plan were granted

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

based on certain performance criteria and vest on the later of three years from the date of participation in the SERP, or the grantee reaching the age of 65 years. Upon vesting, the shares will be issued to the grantee or settled in cash, at the Company's sole option. The grantee cannot transfer the rights to receive shares before the restricted shares vest. There are no market conditions inherent in the award, only an employee performance requirement, and the service requirement that the respective employee continues employment with the Company through the vesting date. The Company expenses the cost of the restricted stock awards on a straight-line basis over the requisite service period of each employee or a maximum of 12.75 years. For these purposes, the fair market value of the restricted stock, $13.62, was determined based on the closing price of the Company's common stock on the grant date.

The following table presents a summary of the Company's restricted stock activity for the nine months ended November 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at February 28, 2014	84,588	$13.62
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at November 30, 2014	84,588	$13.62

During the three and nine months ended November 30, 2014, the Company recorded $75 and $226, respectively, in stock-based compensation related to restricted stock awards. As of November 30, 2014, there was $901 of unrecognized stock-based compensation expense related to unvested restricted stock awards.

(8)    Supply Chain Financing

The Company has three supply chain financing agreements ("factoring agreements") that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The factored balances for all three agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three and nine months ended November 30, 2014 were approximately $51,117 and $135,613, respectively, compared to $34,552 and $76,921 for the three and nine months ended November 30, 2013, respectively.

(9)    Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amount to $4,915 and $2,353 for the three months ended November 30, 2014 and 2013, respectively, and $16,198 and $13,676 for the nine months ended November 30, 2014 and 2013, respectively, net of customer reimbursement, and are included within Engineering and Technical Support Expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company enters into development and long-term supply agreements with certain of its OEM ("Original Equipment Manufacturer") customers. Revenues earned from the development services are recorded based upon the milestone method of revenue recognition provided certain criteria are met. Amounts due from OEM customers for development services are reflected as a reduction of research and development expense. For the three months ended November 30, 2014 and 2013, the Company recorded $2,029 and $5,077, respectively, and for the nine months ended November 30, 2014 and 2013, the Company recorded $6,825 and $6,432, respectively, of development service revenue as a reduction of research and development expense based upon the achievement of milestones.

(10)    Goodwill and Intangible Assets

The change in goodwill by segment is as follows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Automotive:	Amount
Beginning balance at March 1, 2014	$71,405
Currency translation	(5,992)
Balance at November 30, 2014	$65,413

Gross carrying amount at November 30, 2014	$65,413
Accumulated impairment charge	—
Net carrying amount at November 30, 2014	$65,413

Premium Audio:
Beginning balance at March 1, 2014	$46,533
Activity during the period	—
Balance at November 30, 2014	$46,533

Gross carrying amount at November 30, 2014	$78,696
Accumulated impairment charge	(32,163)
Net carrying amount at November 30, 2014	$46,533

Total Goodwill, net	$111,946

Note: The Company's Consumer Accessories segment did not carry a goodwill balance at November 30, 2014 or February 28, 2014.

At November 30, 2014, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (5-20 years)	$65,541	$19,123	$46,418
Trademarks/Tradenames (3-12 years)	415	382	33
Patents (5-10 years)	9,599	3,381	6,218
License (5 years)	1,400	1,400	—
Contract (5 years)	1,556	1,541	15
Total finite-lived intangible assets	$78,511	$25,827	52,684
Indefinite-lived intangible assets
Trademarks			113,083
Total net intangible assets			$165,767

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

The Company recorded amortization expense of $1,373 and $1,453 for the three months ended November 30, 2014 and 2013, respectively, and $4,194 and $4,329 for the nine months ended November 30, 2014 and 2013, respectively. The estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding years ending November 30, 2019 is as follows:

Fiscal Year	Amount
2016	5,625
2017	5,598
2018	5,567
2019	5,383
2020	5,367

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, a loss is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined by primarily using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions. During the third quarter of Fiscal 2015, the Company re-evaluated its projections for certain tradenames with a carrying value of $15,336. Accordingly, this action was deemed to be a triggering event for an evaluation of the recoverability of these tradenames as of November 30, 2014. The Company performed an interim impairment test for these tradenames, and determined that there was no impairment as of November 30, 2014. Our estimate of net future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.

(11)    Equity Investment

As of November 30, 2014 and February 28, 2014, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA.  Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	November 30, 2014	February 28, 2014
Current assets	$45,441	$41,820
Non-current assets	5,338	5,171
Current liabilities	8,085	5,735
Members' equity	42,694	41,256
	Nine Months Ended November 30,
	2014	2013
Net sales	$71,974	$71,504
Gross profit	21,187	21,942
Operating income	8,834	9,503
Net income	9,262	9,544

The Company's share of income from ASA was $1,245 and $1,520 for the three months ended November 30, 2014 and 2013, respectively, and $4,631 and $4,772 for the nine months ended November 30, 2014 and 2013, respectively.

(12)    Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The Company’s annual effective tax rate for Fiscal 2015 excluding discrete items is estimated to be 46.1% (which includes U.S., state and local and foreign taxes) based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries. The Company's projected annual effective tax rate (excluding discrete items) is higher than the statutory rate of 35% primarily related to the devaluation of the Venezuelan bonds, for which the Company will not realize a tax benefit.

For the three months ended November 30, 2014, the Company recorded a provision for income taxes of $584, which consisted of U.S., state and local and foreign taxes, including a discrete benefit of $6,831. The discrete benefit relates primarily to the reversal of uncertain tax positions under ASC 740 related to a favorable settlement of an income tax examination during the quarter ended November 30, 2014. For the three months ended November 30, 2013, the Company recorded a provision for income taxes of $6,409.

The effective tax rate for the nine months ended November 30, 2014 was a benefit for income taxes of 10.8% compared to a provision for income taxes of 31.4% in the comparable prior period.  The effective tax rate for the nine months ended November 30, 2014 is different than the statutory rate primarily due to the reversal of uncertain tax positions under ASC 740 related to a favorable settlement of an income tax examination during the quarter ended November 30, 2014 and the devaluation of the Company's Venezuelan bonds for which the Company will not receive a tax benefit.

(13)    Inventory

Inventories by major category are as follows:

	November 30, 2014	February 28, 2014
Raw materials	$37,414	$32,193
Work in process	5,403	4,664
Finished goods	110,508	107,482
Inventory, net	$153,325	$144,339

(14)     Financing Arrangements

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The Company has the following financing arrangements:

	November 30, 2014	February 28, 2014
Debt
Domestic bank obligations (a)	$76,600	$87,950
Euro asset-based lending obligation (b)	5,600	3,762
Schwaiger mortgage (c)	1,351	1,706
Klipsch notes (d)	7,154	7,855
Audiovox Germany loans (e)	6,509	7,909
Hirschmann line of credit (f)	—	—
Total debt	97,214	109,182
Less: current portion of long-term debt	2,068	5,960
Total long-term debt	$95,146	$103,222

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

Generally, the Company may designate specific borrowings under the Amended Facility as either Alternate Base Rate Loans or LIBOR Rate Loans, except that Swingline Loans may only be designated as Alternate Base Rate Loans. VOXX International (Germany) GmbH may only borrow euros, and only as LIBOR rate loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.00 - 2.00% based upon leverage, as defined in the agreement. Loans designated as Alternate Base Rate loans shall bear interest at a rate equal to the base rate plus an applicable margin ranging from 0.00 - 1.00% based on excess availability in the borrowing base. As of November 30, 2014, the interest rate on the facility was 2.31%.

The Amended Facility requires compliance with non-financial and financial covenants. As of November 30, 2014, the Company was in compliance with all debt covenants.

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

As of November 30, 2014, approximately $76,600 was outstanding under the line. Charges incurred on the unused portion of the Credit Facility and Amended Credit Facility during the three and nine months ended November 30, 2014 totaled $73 and $212, respectively, compared to $47 and $112 during the three and nine months ended November 30, 2013, respectively. These charges are included within interest and bank charges on the Consolidated Statement of Operations and Comprehensive Income (Loss).

As a result of the amendment to the Credit Facility, the Company incurred additional debt financing costs of $1,455, which are recorded as deferred financing costs. The Company accounted for the amendment as a modification of debt and added these costs to the remaining financing costs related to the original Credit Facility and its amended predecessor of approximately $6,700. These deferred financing costs are included in Other Assets on the accompanying consolidated balance sheets and are being amortized through interest and bank charges over the five year term of the Amended Facility. During the three and nine months ended November 30, 2014, the Company amortized $279 and $838 of these costs, respectively, compared to $344 and $1,033 during the three and nine months ended November 30, 2013.

(b)          Euro Asset-Based Lending Obligation

Foreign bank obligations include a financing arrangement totaling €20,000 and consisting of a Euro accounts receivable factoring arrangement and a Euro Asset-Based Lending ("ABL") (up to 60% of eligible non-factored accounts receivable) credit facility for the Company's subsidiary, Audiovox Germany, which expires on October 31, 2016. The rate of interest is the three month Euribor plus 1.6% (1.7% at November 30, 2014), and the Company pays 0.22% of its gross sales as a fee for the accounts receivable factoring arrangement. As of November 30, 2014, the amount of non-factored accounts receivable exceeded the amounts outstanding under this obligation.

(c)          Schwaiger Mortgage

In January 2012, the Company's Schwaiger subsidiary purchased a building, entering into a mortgage note payable. The mortgage note bears interest at 3.75% and will be fully paid by December 2019.

(d)    Klipsch Mortgages

Included in this balance is a mortgage on a facility included in the assets acquired in connection with the Klipsch transaction on March 1, 2011 and assumed by Voxx. The balance at November 30, 2014 is $459 and will be fully paid by the end of Fiscal 2018.

Also included in this balance is a mortgage on the building which houses Klipsch's headquarters in Indianapolis, IN. On June 3, 2013, the Company refinanced this mortgage with Wells Fargo for an amount totaling $7,800. The new mortgage is due in May 2023 and the interest rate is equal to the 1-month LIBOR plus 2.25%. Simultaneously on June 3, 2013, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure and pays a fixed rate of 3.92% under the swap agreement (see Note 3). The balance of the mortgage at November 30, 2014 was $6,695.

(e)    Audiovox Germany Loans

Included in this balance is a mortgage on the land and building housing Audiovox Germany's headquarters in Pulheim, Germany, which was entered into in January 2013. The mortgage bears interest at 2.85%, payable in twenty-six quarterly installments through June 2019.

(f)    Hirschmann Line of Credit

On July 15, 2012, Hirschmann entered into an agreement for a €6,000 working capital line of credit with a financial institution. The agreement is payable on demand and is mutually cancelable. The rate of interest is the

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

three month Euribor plus 2% (2.1% at November 30, 2014) and the line of credit is guaranteed by VOXX International Corporation.

(15)     Other Income (Expense)

Other income (expense) is comprised of the following:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
Net settlement gains	$—	$—	$—	$4,025
Foreign currency gain (loss)	111	(335)	476	(504)
Interest income	144	252	282	524
Rental income	305	417	896	1,138
Miscellaneous	(418)	5,231	(238)	6,110
Total other, net	$142	$5,565	$1,416	$11,293

Included in Miscellaneous for the three and nine months ended November 30, 2013 is income of approximately $4,300 related to an unanticipated settlement payment that a customer offered to pay subsequent to the expiration of a contract. Also included in Miscellaneous for the nine months ended November 30, 2013 is income related to the recovery of funds from Circuit City of approximately $900 that was owed to Klipsch and written off prior to Voxx's acquisition of this subsidiary.

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

In February 2013, the Venezuelan government announced the devaluation of the Bolivar Fuerte, moving the official exchange rate from 4.3 to 6.3 per U.S. dollar. Concurrent with this action, the Venezuelan government established a new auction-based exchange rate market program, referred to as Complementary System for the Administration of Foreign Currency (“SICAD”). The amount of transactions that have run through the SICAD and restrictions around participation have limited our access to any foreign exchange rate other than the official rate to pay for imported goods and manage our local monetary asset balances. Although the official exchange rate has remained at 6.3, the government announced in January 2014 that the exchange rate for goods and services deemed non-essential would move to the rate available on the expanded SICAD currency market, which was 11.7 at February 28, 2014 (referred to as SICAD 1). In March 2014, a new exchange control mechanism was opened by the government, referred to as SICAD 2, which is not restricted by auction and is available for all types of transactions. The SICAD 2 rate does not supersede the SICAD 1 rate of 11.7 or the country's official exchange rate of 6.3 Venezuelan Bolivar Fuertes. The use of the SICAD 1 rate, however, is dependent upon the availability of auctions, and is not indicative of a free market exchange, as only designated industries may bid

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

into individual auctions and the highest bids are not always recognized by the Venezuelan government. The Company, therefore, has used the SICAD 2 rate for its Venezuelan subsidiary for the three and nine months ended November 30, 2014, which was approximately 50 Bolivar Fuerte/$1 at November 30, 2014, with the exception of the Company's investment in Venezuelan government issued sovereign bonds (See Note 4). The SICAD 2 exchange rate is intended to more closely resemble a market driven exchange rate than the rates provided by Venezuela's other regulated exchange mechanisms. A net currency exchange loss of $(6,232) was recorded for the nine months ended November 30, 2014, which includes the remeasurement loss on the Company's Venezuelan bonds of $(6,702), as described in Note 4, and is included in Other Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income (Loss).

Our investment in Venezuela includes approximately $13,080 of rental properties that are currently being held for investment purposes. As of November 30, 2014, the Company made an assessment of the recoverability of its investment properties in Venezuela as a result of the existence of certain indicators of impairment. In testing the recoverability of its investment properties, the Company considered the undiscounted cash flows expected to be received from these properties, the length of time the properties have been held, the volatile market conditions, the Company’s financial condition, and the intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. Based on our assessment, none of our rental properties were impaired as of November 30, 2014.

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

(17)     Lease Obligations

During 1996, the Company entered into a 30-year capital lease for a building with its principal stockholder and current chairman. This lease was restructured in December 2006 and expires on November 30, 2026.  The Company currently subleases the building to Reliance Communications LLC for monthly payments of $60 for a term of three years, terminating on October 15, 2015. In December 2014, subsequent to the end of the Company's third quarter, Myra Properties LLC, an affiliate of Reliance Communications LLC, purchased the building from Voxx's principal stockholder, causing the lease between Voxx and the stockholder to be terminated. The Company also leases another facility from its principal stockholder which expires on November 30, 2016.

Total lease payments required under all related party leases for the five-year period ending May 31, 2019 are $4,709.

At November 30, 2014, the Company was obligated under non-cancelable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:

	Capital Lease	Operating Leases
2015	$574	$3,912
2016	574	6,631
2017	631	1,405
2018	1,104	856
2019	1,105	233
Thereafter	4,733	617
Total minimum lease payments	8,721	$13,654
Less: minimum sublease income	660
Net	8,061
Less: amount representing interest	2,212
Present value of net minimum lease payments	5,849
Less: current installments included in accrued expenses and other current liabilities	237
Long-term capital obligation	$5,612

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

At November 30, 2014, minimum annual rental payments on related party leases with its principal stockholder, including the capital lease payments, which are included in the above table, are as follows:

2015	$1,396
2016	1,420
2017	631
2018	631
2019	631
Thereafter	4,733
Total	$9,442

(18)     Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	November 30, 2014	February 28, 2014	November 30, 2014	February 28, 2014	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,863,785	22,172,968	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	2,129,455	1,815,272	N/A	N/A	N/A

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

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Segment data for each of the Company's segments are presented below:

	Automotive	Premium Audio	Consumer Accessories	Corporate/ Eliminations	Total
Three Months Ended November 30, 2014
Net sales	$110,237	$54,353	$58,202	$564	$223,356
Equity in income of equity investees	1,245	—	—	—	1,245
Interest expense and bank charges	1,654	2,372	1,460	(3,661)	1,825
Depreciation and amortization expense	2,394	946	331	518	4,189
Income (loss) before income taxes	8,686	5,985	2,500	(965)	16,206

Three Months Ended November 30, 2013
Net sales	$117,567	$65,562	$62,231	$454	$245,814
Equity in income of equity investees	1,520	—	—	—	1,520
Interest expense and bank charges	1,718	2,050	2,511	(4,449)	1,830
Depreciation and amortization expense	2,137	978	543	382	4,040
Income (loss) before income taxes	15,618	5,688	1,392	(865)	21,833

Nine Months Ended November 30, 2014
Net sales	$305,564	$128,517	$152,567	$950	$587,598
Equity in income of equity investees	4,631	—	—	—	4,631
Interest expense and bank charges	4,623	6,892	5,000	(11,505)	5,010
Depreciation and amortization expense	6,861	2,743	1,005	1,580	12,189
Income (loss) before income taxes	11,685	2,582	(1,989)	(157)	12,121

Nine Months Ended November 30, 2013
Net sales	$318,633	$146,533	$156,165	$1,273	$622,604
Equity in income of equity investees	4,772	—	—	—	4,772
Interest expense and bank charges	5,568	5,753	7,508	(13,220)	5,609
Depreciation and amortization expense	6,330	2,726	1,716	1,228	12,000
Income (loss) before income taxes	26,025	8,294	(1,279)	(350)	32,690

(a) Included in the income (loss) before taxes for the nine months ended November 30, 2014 within the Automotive segment is the $6,702 remeasurement loss related to the Company's Venezuela government issued sovereign bonds.

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

(22)    Subsequent Events

In December of 2014, the Company granted 118,058 shares of restricted stock to employees participating in the SERP, which vest in accordance with the guidelines of this plan (see Note 7). The shares have an exercise price of $7.77, as determined based on the closing price of the Company's stock on the grant date.
Refer to Note 17 for discussion of the termination of the Company's capital lease with a related party subsequent to November 30, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information in this Quarterly Report on Form 10-Q would constitute forward-looking statements, including, but not limited to, information relating to the future performance and financial condition of the Company, the plans and objectives of the Company’s management and the Company’s assumptions regarding such performance and plans that are forward-looking in nature and involve certain risks and uncertainties.  Actual results could differ materially from such forward-looking information.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business.   This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three and nine months ended November 30, 2014 compared to the three and nine months ended November 30, 2013. Next, we present adjusted EBITDA and diluted adjusted EBITDA per common share for the three and nine months ended November 30, 2014 compared to the three and nine months ended November 30, 2013 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

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

Goodwill and Other Intangible Assets

Approximately 41.6% ($46.5 million) and 51.8% ($58.0 million) of our goodwill as of November 30, 2014 is allocated to our Klipsch and Hirschmann reporting units, respectively. The fair values of the Klipsch and Hirschmann reporting units were greater than their carrying values by approximately 50.2% ($9.3 million) and 100% ($9.8 million), respectively, as of February 28, 2014. The Company uses a discounted cash flow model to value the reporting unit as part of its impairment test. This impairment test involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. The critical assumptions in the discounted cash flow model are revenues, operating margins, working capital and a discount rate (developed using a weighted average cost of capital analysis). Management exercises judgment in developing these assumptions. Certain of these assumptions are based upon industry projections, facts specific to the reporting unit, market participant assumptions and data, and consideration of our long-term view for the reporting unit and the markets we operate in. If the Klipsch reporting unit were to experience sales declines, sustained pricing pressures, unfavorable operating margins, lack of new product acceptance by consumers, changes in consumer trends and preferred shopping channels, less than anticipated results for the holiday season, an increase to the discount rate, and/or a decrease in our projected long-term growth rates used in the discounted cash flow model, there would be an increased risk of goodwill impairment for the Klipsch reporting unit. If the Hirschmann reporting unit experienced an increase to the discount rate and/or a significant change in contract based projections used in the discounted cash flow model, there would be an increased risk of goodwill impairment for the Hirschmann reporting unit.

Approximately 55.5% percent of our indefinite-lived trademarks ($62.8 million) as of November 30, 2014 are at risk of impairment. As a result of the impairment charges recorded in the fiscal year 2014, the carrying values of certain indefinite-lived trademarks were adjusted to their respective fair values as of February 28, 2014. The Company uses an income approach, based on the relief from royalty method, to value the indefinite-lived trademarks as part of its impairment test. This impairment test involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. The critical assumptions in the discounted cash flow model include revenues, long-term growth rates, royalty rates, and discount rates. Management exercises judgment in developing these assumptions. Certain of these assumptions are based upon industry projections, facts specific to the trademarks and consideration of our long-term view for the trademark and the markets we operate in. If we were to experience sales declines, a significant change in operating margins which may impact estimated royalty rates, an increase in our discount rates, and/or a decrease in our projected long-term growth rates, there would be an increased risk of impairment of these indefinite-lived trademarks.

A summary of the Company's critical accounting policies is identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the fiscal year ended February 28, 2014. Since February 28, 2014, there have been no changes in our critical accounting policies or changes to the assumptions and estimates related to them.

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations and comprehensive income, which present the results of our operations for the three and nine months ended November 30, 2014 and 2013.

The following tables set forth, for the periods indicated, certain statements of operations data for the three and nine months ended November 30, 2014 and 2013.

Net Sales

	November 30,
	2014	2013	$ Change	% Change
Three Months Ended:
Automotive	$110,237	$117,567	$(7,330)	(6.2)%
Premium Audio	54,353	65,562	(11,209)	(17.1)
Consumer Accessories	58,202	62,231	(4,029)	(6.5)
Corporate	564	454	110	24.2
Total net sales	$223,356	$245,814	$(22,458)	(9.1)%
Nine Months Ended:
Automotive	$305,564	$318,633	$(13,069)	(4.1)%
Premium Audio	128,517	146,533	(18,016)	(12.3)
Consumer Accessories	152,567	156,165	(3,598)	(2.3)
Corporate	950	1,273	(323)	(25.4)
Total net sales	$587,598	$622,604	$(35,006)	(5.6)%

Automotive sales represented 49.4% and 52.0% of the net sales for the three and nine months ended November 30, 2014 compared to 47.8% and 51.2% in the respective prior year periods. The Automotive group experienced decreases in its OEM manufacturing lines during the three and nine months ended November 30, 2014 primarily due to the temporary suspension of one of its programs as requested by one of the Company’s customers while they address their safety issues. This was completed in the third quarter and relaunched in November 2014. In addition, the Company experienced load in sales from its Bentley project in the prior year, which leveled out in the first quarter of Fiscal 2015, affecting both the three and nine months ended November 30, 2014, and saw decreases in satellite radio fulfillment sales for the three and nine months ended November 30, 2014, as more cars are being manufactured with satellite radio. The Company also continues to experience significantly lower sales in Venezuela due to current economic and political conditions. As an offset to these decreases, the Company saw an increase in remote start sales for both the three and nine months ended November 30, 2014. For the nine months ended November 30, 2014, the Company also experienced an increase in sales of devices for the new Car Connection program to retailers, as well as increases in European sales due to improved tuner and antenna sales at Hirschmann.

Premium Audio sales represented 24.3% and 21.9% of our net sales for the three and nine months ended November 30, 2014 compared to 26.7% and 23.5% in the respective prior year periods. Sales in Premium Audio decreased 17.1% and 12.3% for the three and nine months ended November 30, 2014, respectively, as a result of lower sales for soundbars, music centers and Bluetooth speakers due to lower selling prices and lower sales of headphones due to competition. These decreases were offset by increases in sales of high end separates, as well as commercial and custom installations.

Consumer Accessory sales represented 26.1% and 26.0% of our net sales for the three and nine months ended November 30, 2014 compared to 25.3% and 25.1% in the respective prior year periods. The Consumer Accessories group experienced decreases in sales for the three and nine months ended November 30, 2014 as a result of the continued decrease in sales of digital voice recorders and clock radios, as well as hook-up and power products, such as cables and surge protectors, as a result of competition, changes in demand and changes in technology. The group has also experienced decreases in sales as a result of the transition of our Mexican subsidiary from a distributor model to a representative office during the first quarter of Fiscal 2015, which positively impacted sales during the first half of the year due to an upfront sale of inventory on hand, but has slowed in the third quarter as a result of a slower than expected transition and lower sales, which are now based on commissions. These decreases were offset by significant increases in the sale of wireless and Bluetooth speakers, as well as improved sales in Europe.

Gross Profit and Gross Margin Percentage

	November 30,
	2014	2013	$ Change	% Change
Three Months Ended:
Automotive	$34,499	$33,596	$903	2.7%
	31.3%	28.6%
Premium Audio	18,317	20,217	(1,900)	(9.4)
	33.7%	30.8%
Consumer Accessories	15,529	14,625	904	6.2
	26.7%	23.5%
Corporate	612	360	252	70.0
	$68,957	$68,798	$159	0.2%
	30.9%	28.0%
Nine Months Ended:
Automotive	$94,889	$91,177	$3,712	4.1%
	31.5%	28.6%
Premium Audio	40,352	46,920	(6,568)	(14.0)
	31.4%	32.0%
Consumer Accessories	38,236	38,231	5	—
	25.1%	24.5%
Corporate	937	1,085	(148)	(13.6)
	$174,414	$177,413	$(2,999)	(1.7)%
	29.7%	28.5%

Gross margins in the Automotive segment increased 270 and 290 basis points for the three and nine months ended November 30, 2014, respectively, primarily as a result of improved margins related to tuners and antennas during the three and nine months ended November 30, 2014, as well as a one time duty refund received in the first quarter of Fiscal 2015, impacting margins for the nine months ended November 30, 2014. This was offset by decreases in sales in the OEM manufacturing line due to a temporary program suspension due to a customer's safety issues, and continued decreases in sales in Venezuela as a result of economic and political conditions during the three and nine months ended November 30, 2014.

Gross margins in the Premium Audio segment increased 290 basis points for the three months ended November 30, 2014 and decreased 60 basis points for the nine months ended November 30, 2014. The segment experienced increases in margins due to improved sales of high end separates and commercial and custom installations, as well as a decrease in warranty claims and an increase in vendor rebates received as compared to the comparable prior year periods. Margin decreases were primarily a result of lower sales prices for products such as soundbars, music centers and Bluetooth speakers, as well as the discounting of certain Klipsch products earlier in the fiscal year ahead of the launch of new product at the end of the second quarter.

Gross margins in the Consumer Accessories segment increased 320 and 60 basis points for the three and nine months ended November 30, 2014 primarily as a result of an increase in sales of higher margin products, such as wireless and bluetooth speakers, improved sales and product mix in Europe, and the continued decrease in lower margin products, such as clock radios and digital voice recorders for the three and nine months ended November 30, 2014. This was partially offset by a decrease in margins due to the sale of all of the Company's inventory, followed by commission based sales in Mexico as the subsidiary moved from a distributor to a representative office during the first quarter of Fiscal 2015, yielding lower margins for the three and nine months ended November 30, 2014 than those that had been realized in prior periods.

Operating Expenses and Operating Income

	November 30,
	2014	2013	$ Change	% Change
Three Months Ended:
Operating expenses:
Selling	$13,623	$15,026	$(1,403)	(9.3)%
General and administrative	29,587	31,422	(1,835)	(5.8)
Engineering and technical support	9,103	5,740	3,363	58.6
Restructuring expense	—	32	(32)	(100.0)
Total operating expenses	$52,313	$52,220	$93	0.2%

Operating income	$16,644	$16,578	$66	0.4%
Nine Months Ended:
Operating expenses:
Selling	$41,229	$40,751	$478	1.2%
General and administrative	88,290	89,403	(1,113)	(1.2)
Engineering and technical support	27,579	23,701	3,878	16.4
Restructuring expense	—	1,324	(1,324)	(100.0)
Total operating expenses	$157,098	$155,179	$1,919	1.2%

Operating income	$17,316	$22,234	$(4,918)	(22.1)%

Total operating expenses for the three and nine months ended November 30, 2014 had increases primarily due to additional hirings of temporary and permanent employees, including several engineers, at Hirschmann, and an increase in Hirschmann's R&D expense. In addition, the Company had increases in expenses as a result of employee salary increases, and an increase in trade show expense as a result of increased spending. Offsetting these increases for the three and nine months ended November 30, 2014 were decreases in sales commissions and other profit based compensation, as a result of decreased net sales during the third quarter of Fiscal 2015 and year to date as compared to the prior year periods, as well as a decrease in taxes and licensing fees due to the insourcing of certain IT functions. The Company also experienced a decrease in advertising expense due to the timing of program launches and sponsorships for the three months ended November 30, 2014, and a decrease in stock option expense during the nine months ended November 30, 2014.

Other (Expense) Income

	November 30,
	2014	2013	$ Change	% Change
Three Months Ended:
Interest and bank charges	$(1,825)	$(1,830)	$5	(0.3)%
Equity in income of equity investees	1,245	1,520	(275)	(18.1)
Venezuela currency devaluation, net	—	—	—	—
Other, net	142	5,565	(5,423)	(97.4)
Total other (expense) income	$(438)	$5,255	$(5,693)	(108.3)%
Nine Months Ended:
Interest and bank charges	$(5,010)	$(5,609)	$599	(10.7)%
Equity in income of equity investees	4,631	4,772	(141)	(3.0)
Venezuela currency devaluation, net	(6,232)	—	(6,232)	100.0
Other, net	1,416	11,293	(9,877)	(87.5)
Total other (expense) income	$(5,195)	$10,456	$(15,651)	(149.7)%

Interest and bank charges represent expenses for the Company's bank obligations, interest for capital leases and amortization of the debt discount on our credit facility. The decrease in the expense for the three and nine months ended November 30, 2014 as compared to the comparable prior year period is attributable primarily to a decrease in the outstanding balance of the Company's Amended Facility.

Equity in income of equity investees represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries. The decrease in income for the three and nine months ended November 30, 2014 was a result of a slight deterioration in the company's gross margins for the periods.

Venezuela currency devaluation, net, for the nine months ended November 30, 2014 includes a charge of $6,702 representing the remeasurement loss related to the Company's Venezuelan bonds that were remeasured at August 31, 2014 using a rate of 6.3 Bolivar Fuerte/$1. This came as a result of the Company obtaining new information in conjunction with the bonds semi-annual interest payment that the bond redemption rate would be at the official exchange rate of 6.3 Bolivars/$1, which differed from the SICAD 2 rate previously used to remeasure the bonds.

Other, net, during both the three and nine months ended November 30, 2014, primarily included net foreign currency gains of $111 and $476, respectively, interest income of $144 and $282, respectively, and rental income of $305 and $896, respectively. Other, net, during both the three and nine months ended November 30, 2013, primarily included approximately $4,300, representing an unanticipated settlement payment that a customer offered to pay subsequent to the expiration of a contract. For the nine months ended November 30, 2013, Other, net also included approximately $5,200 received in a class action settlement and approximately $900 related to the recovery of funds from Circuit City that had been previously written off by Klipsch prior to Voxx's acquisition of the subsidiary. This was offset by an accrual of $1,200 made during the nine months ended November 30, 2013 for estimated patent settlements with certain third parties.

Income Tax Provision

The effective tax rate for the three and nine months ended November 30, 2014 was a provision for income taxes of 3.6% and a benefit for income taxes of 10.8% compared to a provision of 29.4% and 31.4%, repsectively, in the comparable prior period.  The effective tax rate for the three and nine months ended November 30, 2014 is different than the statutory rate primarily due to the reversal of uncertain tax positions under ASC 740 related to a favorable settlement of an income tax examination during the quarter ended November 30, 2014, and the devaluation of the Company's Venezuelan bonds, for which the Company will not receive a tax benefit.

Net Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with net income and basic and diluted net income per common share.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
Net income	$15,622	$15,424	$13,429	$22,429
Net income per common share:
Basic	$0.64	$0.63	$0.55	$0.93
Diluted	$0.64	$0.63	$0.55	$0.93

Net income for the three and nine months ended November 30, 2014 was unfavorably impacted primarily by lower net sales during the periods. Net income was also unfavorably impacted by a devaluation charge affecting the Company's Venezuelan sovereign bonds during the nine months ended November 30, 2014. This was offset by lower income tax expense during the three months and an income tax benefit during the nine months ended November 30, 2014, as well as lower restructuring charges due to the decrease in related activities and lower cost of sales, which resulted in improved gross margins, for the three and nine months ended November 30, 2014. Net income for the three and nine months ended November 30, 2013 was favorably impacted by the positive performance of the Company's equity investment, as well as an unanticipated settlement payment due from a customer, the settlement of a class action lawsuit in favor of the Company, and recoveries from Circuit City of accounts previously written off by Klipsch, pre-acquisition.

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

We present adjusted EBITDA and diluted adjusted EBITDA per common share in this Form 10-Q because we consider them to be useful and appropriate supplemental measures of our performance. Adjusted EBITDA and diluted adjusted EBITDA per common share help us to evaluate our performance without the effects of certain GAAP calculations that may not have a direct cash impact on our current operating performance. In addition, the exclusion of certain costs relating to our Venezuela subsidiary, restructuring, litigation settlements and unanticipated payments allows for a more meaningful comparison of our results from period-to-period. These non-GAAP measures, as we define them, are not necessarily comparable to similarly entitled measures of other companies and may not be appropriate measures for performance relative to other companies. Adjusted EBITDA should not be assessed in isolation from or construed as a substitute for EBITDA prepared in accordance with GAAP. Adjusted EBITDA and diluted adjusted EBITDA per common share are not intended to represent, and should not be considered to be more meaningful measures than, or alternatives to, measures of operating performance as determined in accordance with GAAP.

Reconciliation of GAAP Net (Loss) Income to Adjusted EBITDA

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
Net income	$15,622	$15,424	$13,429	$22,429
Adjustments:
Interest expense and bank charges	1,825	1,830	5,010	5,609
Depreciation and amortization	4,189	4,040	12,189	12,000
Income tax expense	584	6,409	(1,308)	10,261
EBITDA	22,220	27,703	29,320	50,299
Stock-based compensation	140	63	291	552
Venezuela bond remeasurement	—	—	6,702	—
Circuit City recovery	—	—	—	(940)
Net settlements	—	—	—	(4,025)
Unanticipated settlement from customer	—	(4,313)	—	(4,313)
Asia warehouse relocation	—	—	—	(208)
Restructuring charges	—	32	—	1,324
Adjusted EBITDA	$22,360	$23,485	$36,313	$42,689
Diluted earnings per common share	$0.64	$0.63	$0.55	$0.93
Diluted adjusted EBITDA per common share	$0.92	$0.96	$1.49	$1.76

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of November 30, 2014, we had working capital of $176,586 which includes cash and short-term investments of $11,056, compared with working capital of $179,077 at February 28, 2014, which included cash and short-term investments of $10,603. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions.

Operating activities provided cash of $30,397 for the nine months ended November 30, 2014 principally due to an increase in accounts payable and a decrease in accounts receivable, offset by an increase in inventory.

•	The Company experienced increased annual accounts receivable turnover of 5.6 during the nine months ended November 30, 2014 compared to 4.6 during the nine months ended November 30, 2013.

•	Annual inventory turnover decreased slightly to 3.2 during the nine months ended November 30, 2014 as compared to 3.3 during the nine months ended November 30, 2013.

Investing activities used cash of $15,580 during the nine months ended November 30, 2014, primarily due to capital additions and the Company's investments in EyeLock, Inc. and EyeSee360, Inc.

Financing activities used cash of $13,739 during the nine months ended November 30, 2014, primarily due to repayments of bank obligations net of borrowings, offset by the repurchase of treasury shares by the Company.

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

The Amended Facility contains covenants that limit the ability of certain entities of the Company to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or exit a substantial portion of their respective businesses; (iv) make any material change in the nature of their business; (v) prepay or otherwise acquire indebtedness; (vi) cause any Change of Control; (vii) make any Restricted Payments; (viii) change their fiscal year or method of accounting; (ix) make advances, loans or investments; (x) enter into or permit any transaction with an Affiliate of certain entities of the Company; or (xi) use proceeds for certain items. As of November 30, 2014, the Company was in compliance with all debt covenants.

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

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At November 30, 2014, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period (9)
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$8,721	$574	$1,205	$2,209	$4,733
Operating leases (2)	13,654	3,912	8,036	1,089	617
Total contractual cash obligations	$22,375	$4,486	$9,241	$3,298	$5,350

Other Commitments
Bank obligations (3)	$82,200	$—	$5,600	$76,600	$—
Stand-by and commercial letters of credit (4)	827	827	—	—	—
Other (5)	15,014	2,069	2,560	10,385	—
Contingent earn-out payments (6)	1,665	1,665	—	—	—
Pension obligation (7)	8,286	410	922	518	6,436
Unconditional purchase obligations (8)	106,253	106,253	—	—	—
Total other commitments	214,245	111,224	9,082	87,503	6,436
Total commitments	$236,620	$115,710	$18,323	$90,801	$11,786

1.
Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $237 and $5,612, respectively at November 30, 2014.

2.	We enter into operating leases in the normal course of business.

3.	Represents amounts outstanding under the Company's Amended Credit Facility, the Audiovox Germany Euro asset-based lending facility and Hirschmann's line of credit at November 30, 2014.

4.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.

5.
This amount includes amounts due under an assumed mortgage on a facility in connection with our Klipsch acquisition and amounts outstanding under mortgages for facilities purchased at Schwaiger, Audiovox Germany and Klipsch.

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

9.
At November 30, 2014, the Company had an uncertain tax position liability of $4,625, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S federal, state and local and foreign tax issues.

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

Related Party Transactions

During 1996, we entered into a 30-year capital lease for a building with our principal stockholder and chairman.  Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates.  This capital lease was refinanced in December 2006 and the lease expires on November 30, 2026.  The effective interest rate on the capital lease obligation is 8%.  The Company subleases the building to Reliance Communications LLC for monthly payments of $60 for a term of three years, which expires October 15, 2015. In December 2014, subsequent to the end of the Company's third quarter, Myra Properties LLC, an affiliate of Reliance Communications LLC, purchased the building from Voxx's principal stockholder, causing the lease between Voxx and the stockholder to be terminated. We also lease another facility from our principal stockholder which expires on November 30, 2016.

Total lease payments required under all related party leases for the five-year period ending May 31, 2019 are $4,709.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 21 to our consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Voxx conducts business in various non-U.S. countries, including Germany, Hungary, Canada, Mexico, Denmark, the Netherlands, France and Venezuela and thus is exposed to market risk for changes in foreign currency exchange rates. For the three and nine months ended November 30, 2014, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and net income of approximately $7,745 and $459, and $22,021 and $661, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela represented 0.002% of quarterly sales and 0.02% of year to date sales. Approximately $1,100 of assets invested in Venezuela are cash related and are subject to government foreign exchange controls including its investment in Venezuelan government bonds. See Note 4 to the consolidated financial statements included herein. The Company also maintains $13,080 in real estate property in Venezuela that could be subject to government foreign exchange controls upon their ultimate sale.

In connection with the Amended Facility and the mortgage related to the Klipsch headquarters, we have debt in the amount of $76,600 and $6,695, respectively, at November 30, 2014. Interest on the Amended Facility is charged at LIBOR plus 0.00 - 2.00%. Interest on the Klipsch mortgage is charged at LIBOR plus 2.25%. We have entered into two interest rate swaps for two portions of the Amended Facility, with notional amounts of $33,750 and $25,000 at November 30, 2014 and one interest rate swap for the Klipsch mortgage with a notional amount of $6,695 at November 30, 2014. These swaps protect against LIBOR interest rates rising above 0.515% and 0.518% (exclusive of credit spread) on the two Amended Facility balances, respectively, through April 29, 2016 and February 28, 2017, respectively, and fixes the interest rate on the Klipsch mortgage at 3.92% (inclusive of credit spread) through the mortgage end date of May 2023.

As of November 30, 2014, the fair value of our interest rate swaps recorded in Other Liabilities on our Consolidated Balance Sheet was $(114), which represents the amount that would be received upon unwinding the interest rate swap agreements based on market conditions at that time. Changes in the fair value of these interest rate swap agreements are reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated Other Comprehensive Income since the hedge is deemed fully effective.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of November 30, 2014 in order to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial  reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three and six month period ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

On May 14, 2013 the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (“2013 Framework”). Originally issued in 1992, (“1992 Framework”), the framework helps organizations design, implement, and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework will remain effective during the transition, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of November 30, 2014, the Company is using the 1992 Framework. The Company does not expect that its transition to the 2013 Framework will have a significant impact on its underlying compliance with the applicable provisions of the Sarbanes-Oxley Act of 2002, including internal control over financial reporting and disclosure controls and procedures.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our Board of Directors to repurchase shares of the Company's Class A Common Stock. As of February 28, 2014, the remaining authorized share repurchase balance pursuant to our existing authorized programs was 1,738,243 shares. On October 21, 2014, the Company announced plans to repurchase up to $4,500 of the Company's Class A Common stock within six months, as authorized by the Board under the existing programs. As of November 30, 2014, we have repurchased 315,443 shares for an aggregate cost of $2,620, as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/21/2014 - 10/31/2014	207,897	$8.16	207,897	1,530,346
11/1/2014 - 11/30/2014	107,546	$8.51	107,546	1,422,800
	315,443

(1) No shares were purchased outside of publicly announced plans or programs.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1
Fourth Amendment to the Amended and Restated Credit Agreement, dated as of November 24, 2014, by and among VOXX International Corporation, the other Borrowers, the Guarantors, the Lenders and Wells Fargo Bank, National Association, as administrative agent on behalf of the Lenders.

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

101
The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended November 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets , (ii), the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

January 8, 2015

By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer