Form 10-K
period 2015-02-28
VOXX International Corp
filed 2015-05-14
CIK 807707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2015

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
Yes   ☒ No   ☐

The aggregate market value of the common stock held by non-affiliates of the Registrant was $196,664,619 (based upon closing price on the Nasdaq Stock Market on August 31, 2014).

The number of shares outstanding of each of the registrant's classes of common stock, as of May 13, 2015 was:

Class	Outstanding

Class A common stock $.01 par value	21,906,994
Class B common stock $.01 par value	2,260,954

DOCUMENTS INCORPORATED BY REFERENCE

Part III -  (Items 10, 11, 12, 13 and 14) Proxy Statement for Annual Meeting of Stockholders to be filed on or before June 10, 2015.

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

The Company’s current fiscal year began March 1, 2014 and ended February 28, 2015.

PART I

Item 1-Business

VOXX International Corporation ("Voxx," "We," "Our," "Us," or the "Company") is a leading international manufacturer and distributor in the Automotive, Premium Audio and Consumer Accessories industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through eighteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., Audiovox Consumer Electronics, Inc. ("ACE"), Audiovox German Holdings GmbH ("Voxx Germany"), Audiovox Venezuela, C.A., Audiovox Canada Limited, Voxx Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Klipsch Holding LLC ("Klipsch"), Car Communication Holding GmbH ("Hirschmann"), Omega Research and Development, LLC ("Omega") and Audiovox Websales LLC. We market our products under the Audiovox® brand name and other brand names and licensed brands, such as 808®, AR for Her, Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Energy®, Heco®, Hirschmann Car Communication®, Incaar™, Invision®, Jamo®, Jensen®, Klipsch®, Mac Audio™, Magnat®, Mirage®, Oehlbach®, Omega®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories, Schwaiger®, Spikemaster®, Recoton®, Road Gear®, Terk® and Voxx/Hirschmann as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products, 360 Fly™ Action Cameras, myris® iris identification products and Singtrix, the next generation in karaoke.

VOXX International Corporation was incorporated in Delaware on April 10, 1987 under its former name, Audiovox, as successor to a business founded in 1960 by John J. Shalam, our Chairman and controlling stockholder.  Our extensive distribution network and long-standing industry relationships have allowed us to benefit from growing market opportunities and emerging niches in the electronics business.

During Fiscal 2013, the Company realigned its subsidiaries into three operating segments based upon the Company's products and internal organizational structure. The operating segments consist of the Automotive, Premium Audio and Consumer Accessories segments. The Automotive segment designs, manufactures, distributes and markets rear-seat entertainment devices, satellite radio products, automotive security, remote start systems, digital TV tuners, mobile antennas, mobile multimedia devices, aftermarket/OE-styled radios, car-link smartphone telematics application, collision avoidance systems and location-based services. The Premium Audio segment designs, manufactures, distributes and markets home theater systems, high-end loudspeakers, outdoor speakers, iPod/computer speakers, business music systems, cinema speakers, flat panel speakers, Bluetooth speakers, soundbars, headphones and DLNA (Digital Living Network Alliance) compatible devices. The Consumer Accessories segment designs and markets remote controls; rechargeable battery packs; wireless and Bluetooth speakers; personal sound amplifiers; and iPod docks/

iPod sound, A/V connectivity, portable/home charging, reception and digital consumer products. See Note 13 to the Company's Consolidated Financial Statements for segment and geographic area information.

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

Acquisitions

We have acquired and continue to integrate the following acquisitions, discussed below, into our existing business structure:

On March 14, 2012, Voxx International (Germany) GmbH, a wholly owned subsidiary of Voxx, acquired all of the issued and outstanding shares of Car Communication Holding GmbH and its worldwide subsidiaries ("Hirschmann") for a total purchase price of approximately $114,000 (based on the rate of exchange as of the close of business on the closing date) plus related transaction fees, expenses and working capital adjustments. Hirschmann is a recognized tier-1 supplier of communications and infotainment solutions and antenna solutions, primarily to the automotive industry, and counts among its global customers Audi, BMW, DAF, Daimler, PSA, Renault, Volkswagen Group and AT&T, among others. Hirschmann delivers technologically advanced automotive antenna systems and automotive digital TV tuner systems and is recognized throughout the industry for its commitment to innovation, having developed the world's first hybrid (analog and digital) TV tuner and the first digital TV tuner for the Chinese automotive market.

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

Refer to Note 2 "Business Acquisitions" of the Notes to Consolidated Financial Statements for additional information regarding the Hirschmann acquisition in Fiscal 2013.

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

Continue to maintain diversified, blue chip customer base. Voxx distributes products through a wide range of specialty and mass merchandise channels, and has arrangements with tier-1 auto OEMs. OEM products account for 37% of Fiscal 2015 sales. The top-five customers represented 31% of sales, and no single customer accounted for over 10% of 2015 sales.

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

Use innovative technology generation capabilities to enable us to build a robust pipeline of new products. Voxx has invested significantly in R&D, and has increased R&D expenditures from $15,890 in Fiscal 2013, to $21,267 and $20,777 in Fiscal 2014 and Fiscal 2015, respectively, net of reimbursements. Voxx uses a mix of internal and external R&D, internal and external manufacturing, and has a number of valuable trademarks, copyrights, patents, domain names and other intellectual property. Through Voxx's increased focus on R&D, the Company has built a pipeline of new products across all three segments, principally within the Automotive segment.

Leverage our domestic and international distribution network. We believe that today VOXX International Corporation has the most expansive distribution network. Our distribution network, which includes power retailers, mass merchandisers, distributors, online retailers, professional and commercial installation channels, car dealers and OEM's will allow us to increase our market penetration. Recently, we have expanded into new channels, such as drug store, hardware and furniture chains and we intend to capitalize on our existing and new distribution outlets to further grow our business across our three operating segments, both domestically and abroad.

Grow our international presence. We continue to expand our international presence in Europe through our subsidiaries in Germany, as well as operations in Canada, Mexico, Hungary, Venezuela and Hong Kong. We also continue to export from our domestic operations in the United States. Through our acquisitions of Klipsch and Hirschmann, we have expanded our presence throughout Europe, the Asia Pacific region and in select emerging markets. Our strategy remains to diversify our exposure to any particular geography, while expanding our product offerings and distribution touch points across the world.

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

Maintain disciplined acquisition criteria. All of our acquisitions over the past decade have been made to strengthen our product offerings, customer reach and growth potential across our operating business segments. Our strategy remains to acquire complimentary businesses, products and/or assets in our Automotive, Premium Audio and Consumer Accessories operating segments. Additionally, acquisitions should have a gross margin structure equal to or higher than our consolidated gross margins, and we will continue to look for acquisitions where we can leverage our corporate overhead and resources. Furthermore, it is important that management remains with Voxx as part of the acquisition, as their domain expertise, knowledge of both the inner workings of their respective companies and the end-markets they serve are paramount to successfully running operations and achieving growth. We also pursue acquisitions that will be accretive for the Company and its shareholders in the first year such acquisitions are made.

Rapidly integrate acquired businesses. One of the more compelling factors as to why acquired businesses choose VOXX International Corporation is that we are perceived as both a financial and strategic partner. We are operators, and companies view their association with us as a positive for the future of their businesses in that we can provide resources and support that others in our sector, or in the Private Equity community, cannot. Our strategy upon acquisition, and in the years that follow, is to leverage our corporate strengths and integrate acquisitions into our operations. We provide accounting, MIS, warehouse and logistics support, as well as a host of value-added services that enable acquired companies to lower their cost basis and improve profitability. Over the past two years in particular, we have consolidated facilities in our German operations and in Indiana, where we brought our RCA® and Klipsch operating groups together. We have also implemented an Enterprise Resource Planning (ERP) upgrade, which has brought many of our acquired businesses onto our corporate systems, which will provide future cost savings and improved efficiencies.

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

Products

The Company currently reports sales data for the following three operating segments:

Automotive products include:

▪	mobile multi-media video products, including in-dash, overhead and headrest systems,

▪	autosound products including radios, amplifiers and CD changers,

▪	satellite radios including plug and play models and direct connect models,

▪	smart phone telematics applications,

▪	automotive security and remote start systems,

▪	automotive power accessories,

▪	rear observation and collision avoidance systems,

▪	TV tuners and antennas, and

▪	location based services.

Premium Audio products include:

▪	premium loudspeakers,

▪	architectural speakers,

▪	commercial speakers,

▪	outdoor speakers,

▪	flat panel speakers,

▪	wireless speakers,

▪	Bluetooth speakers,

▪	home theater systems,

▪	business music systems,

▪	streaming music systems,

▪	on-ear and in-ear headphones,

▪	soundbars and sound bases, and

▪	DLNA (Digital Living Network Alliance) compatible devices.

Accessories products include:

▪	High-Definition Television ("HDTV") antennas,

▪	Wireless Fidelity ("WiFi") antennas,

▪	High-Definition Multimedia Interface ("HDMI") accessories,

▪	home electronic accessories such as cabling,

▪	other connectivity products,

▪	power cords,

▪	performance enhancing electronics,

▪	TV universal remotes,

▪	flat panel TV mounting systems,

▪	iPod specialized products,

▪	wireless headphones,

▪	wireless speakers,

▪	Bluetooth speakers,

▪	power supply systems and charging products,

▪	electronic equipment cleaning products,

▪	personal sound amplifiers,

▪	set-top boxes,

▪	home and portable stereos,

▪	digital multi-media products, such as personal video recorders and MP3 products,

▪	clock radios,

▪	digital voice recorders, and

▪	portable DVD players.

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

Net sales by segment, gross profit and net assets are as follows:

	Fiscal	Fiscal	Fiscal
	2015	2014	2013
Automotive	$396,422	$412,531	$416,557
Premium Audio	165,812	189,208	192,987
Consumer Accessories	194,104	206,319	224,701
Corporate/Eliminations	1,160	1,651	1,332
Total net sales	$757,498	$809,709	$835,577

Gross profit	$223,870	$230,248	$236,822
Gross margin percentage	29.6%	28.4%	28.3%

Total assets	$677,513	$747,150	$829,272

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

The Company has licensed in the past, and expects that it may license in the future, certain of its proprietary rights to third parties. Some of the Company's products are designed to include intellectual property licensed or otherwise obtained from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of the Company's products, the Company believes, based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms; however, there is no guarantee such licenses could be obtained at all. We intend to operate in a way that does not result in willful infringement of the patents, trade secrets and other intellectual property rights of other parties. Nevertheless, there can be no assurance that a claim of infringement will not be asserted against us or that any such assertion will not result in a judgment or order requiring us to obtain a license in order to make, use, or sell our products.

License and royalty programs offered to our manufacturers, customers and other electronic suppliers are structured using a fixed amount per unit or a percentage of net sales, depending on the terms of the agreement. Current license and royalty agreements have duration periods which range from 1 to 15 years or continue in perpetuity. Certain agreements may be renewed at termination of the agreement. The Company's license and royalty income is recorded upon sale and amounted to $1,610, $2,072 and $2,559 for the years ended February 28, 2015, February 28, 2014 and February 28, 2013, respectively.

Distribution and Marketing

We sell our products to:

•	power retailers,

•	mass merchants,

•	regional chain stores,

•	specialty and internet retailers,

•	independent 12 volt retailers,

•	distributors,

•	new car dealers,

•	vehicle manufacturers,

•	vehicle and transportation equipment manufacturers (OEM's),

•	system integrators,

•	communication network providers,

•	smart grid manufacturers,

•	the U.S. military,

•	cinema operators,

•	sporting goods equipment retailers, and

•	cell phone carriers.

We sell our products under OEM arrangements with domestic and/or international subsidiaries of automobile manufacturers such as Volkswagen, Audi, BMW, DAF Daimler, Peugeot, Ford Motor Company, Chrysler, General Motors Corporation, Toyota, Kia, Mazda, Subaru, Nissan, Porsche and Bentley. These arrangements require a close partnership with the customer as we develop products to meet specific requirements.  OEM products accounted for approximately 37%, 38% and 33% of net sales for the years ended February 28, 2015, February 28, 2014 and February 28, 2013, respectively.

Our five largest customers represented 31% of net sales during the year ended February 28, 2015, 29% for the year ended February 28, 2014, and 28% for the year ended February 28, 2013. No one customer accounted for more than 10% of the Company's sales for the years ended February 28, 2015, 2014 or 2013.

We also provide value-added management services, which include:

•	product design and development,

•	engineering and testing,

•	sales training and customer packaging,

•	in-store display design,

•	installation training and technical support,

•	product repair services and warranty,

•	nationwide installation network,

•	fulfillment,

•	warehousing, and

•	specialized manufacturing.

We have flexible shipping policies designed to meet customer needs. In the absence of specific customer instructions, we ship products within 24 to 48 hours from the receipt of an order from public warehouses, as well as owned and leased facilities throughout the United States, Canada, Mexico, China, Hong Kong, France, the Netherlands, Hungary and Germany. The Company also employs a direct ship model from our suppliers for select customers upon their request.

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

Utilizing our company-owned and third party facilities in the United States, Europe and Asia, we work closely with customers and suppliers throughout the product design, testing and development process in an effort to meet the expectations of consumer demand for technologically-advanced and high quality products.  Our Hauppauge, New York; Troy, Michigan and Orlando, Florida facilities are ISO/TS 16949:2009 and/or ISO 14001:2004 certified, which requires the monitoring of quality standards in all facets of business.

We are committed to providing product warranties for all of our product lines, which generally range from 90 days up to seven years. The Company also provides warranties for certain vehicle security products for the life of the vehicle for the original owner. To support our warranties, we have independent warranty centers throughout the United States, Canada and Europe.  Our customer service group, along with our Company websites, provides product information, answers questions and serves as a technical hotline for installation help for end-users and customers.

Suppliers

We work directly with our suppliers on industrial design, feature sets, product development and testing in order to ensure that our products and component parts meet our design specifications.

We purchase our products and component parts from manufacturers principally located in several Pacific Rim countries, including China, Hong Kong, Indonesia, Malaysia, Vietnam, South Korea, Taiwan and Singapore, as well as the United States, Canada, Mexico and Europe. In selecting our manufacturers, we consider quality, price, service, reputation, financial stability, as well as labor practices, disruptions, or shortages. In order to provide coordination and supervision of supplier performance such as price negotiations, delivery and quality control, we maintain buying and inspection offices in China and Hong Kong.  We consider relations with our suppliers to be good and alternative sources of supply are generally available within 120 days.  We have few long-term contracts with our suppliers and we generally purchase our products under short-term purchase orders.  Although we believe that alternative sources of supply are currently available, an unplanned shift to a new supplier could result in product delays and increased cost, which may have a material impact on our operations.

Competition

The electronics industry is highly competitive across all product categories, and we compete with a number of well-established companies that manufacture and sell similar products. Brand name, design, advancement of technology and features as well as price are the major competitive factors within the electronics industry.  Our Automotive products compete against factory-supplied products, including those provided by, among others, Volkswagen, Audi, General Motors, Ford and Chrysler, as well as against major companies in the automotive aftermarket, such as Sony, Panasonic, Kenwood, Directed Electronics, Autopage, Rosen, Myron and Davis, Phillips, Insignia, and Pioneer and other Tier 1 OEM's, such as Delphi and Kathrein.  Our Premium Audio products compete against major companies such as Polk, Definitive, Yamaha, Bose, Pioneer and Sony. Our Consumer Accessories product lines compete against major companies such as Sony, Phillips, Emerson Radio, Jasco, Belkin and GoPro.

Financial Information About Foreign and Domestic Operations

The amounts of net sales and long-lived assets, attributable to foreign and domestic operations for all periods presented are set forth in Note 13 of the Notes to Consolidated Financial Statements, included herein.

Equity Investment

We have a 50% non-controlling ownership interest in ASA Electronics, LLC ("ASA") which acts as a distributor of televisions and other automotive sound, security and accessory products to specialized markets for specialized vehicles, such as, but not limited to, RV's; buses; and commercial, heavy duty, agricultural, construction, powersport and marine vehicles.

Employees

As of February 28, 2015, we employed approximately 2,100 people worldwide, of which approximately 400 were covered under collective bargaining agreements.  We consider our relations with employees to be good as of February 28, 2015.

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

Sales of many of our products are made by written purchase orders and are terminable at will by either party. We do have long-term sales contracts with certain customers; however, these contracts do not require the customers to guarantee specific levels of product purchases over the term of the contracts. The unexpected loss of all or a significant portion of sales to any one of our large customers could have a material adverse effect on our performance.

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

There is no guarantee that patent/royalty rights will be renewed or licensing agreements will be maintained.
Certain product development and revenues are dependent on the ownership and or use of various patents, licenses and license agreements. If the Company is not able to successfully renew or renegotiate these rights, we may suffer from a loss of product sales or royalty revenue associated with these rights or incur additional expense to pursue alternative arrangements.
There is no guarantee that our research and development expenses will be reimbursed.
We enter into development and long-term supply agreements with certain of our OEM customers and earn revenue from these development services, which offsets our research and development expense. This revenue is based upon achieving certain milestones in the development agreement. We may not always be able to achieve these milestones or control the time-frame in which the milestones are met. As a result, our research and development expenses may not always be offset by these reimbursements, which may materially affect our operating results. For Fiscal 2015, 2014 and 2013, the Company recorded $7,269, $6,879 and $3,686, respectively, of development service revenue as a reduction of research and development expense.
We plan to continue to expand the international marketing and distribution of our products, which will subject us to risks associated with international operations, including exposure to foreign currency fluctuations.

As part of our business strategy, we intend to continue to increase our international sales, although we cannot assure you that we will be able to do so. Approximately 34% of our net sales currently originate in markets outside the U.S. While geographic diversity helps to reduce the Company's exposure to risk in any one country or part of the world, it also means that we are subject to the full range of risks associated with significant international operations, including, but not limited to:

•
changes in exchange rates for foreign countries, which may reduce the U.S. dollar value of revenues, profits and cash flows we receive from non-U.S. markets or increase our supply costs, as measured in U.S. dollars, in those markets;

•	exchange controls and other limits on our ability to import raw materials or finished product or to repatriate earnings from overseas;

•	political and economic instability, social or labor unrest or changing macroeconomic conditions in our markets;

•	foreign ownership restrictions and the potential for nationalization or expropriation of property or other resources and

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

For example, in February 2013, the government of Venezuela devalued its currency, and in both January and March 2014, as well as in February 2015, the government announced further exchange rate adjustments for certain foreign investments and non-essential items, all of which have affected our business and results of operations. Likewise, in 2010, our results of operations were impacted by the designation of Venezuela as hyperinflationary and the subsequent currency devaluations in Venezuela that year. Volume restrictions on the conversion of the Venezuelan Bolivar Fuerte to U.S. Dollar limit purchasing activity for our Venezuelan subsidiary. In 2013, a new president was elected in Venezuela, creating further uncertainty about the country's political and economic future. Going forward, additional government actions, including further currency devaluations or continued worsening import authorization controls, foreign exchange price controls or labor unrest in Venezuela could have further adverse impacts on our business and results of operations.

Substantial political and economic uncertainty in Venezuela puts our local assets at risk.

We currently operate a subsidiary in Venezuela, which has seen a substantial decrease in sales revenue for Fiscal 2015, 2014 and 2013 due to the current economic and political climate. We hold fixed assets at this subsidiary totaling $3,868 and incurred impairment charges related to our long-lived assets in Venezuela of $9,304 during Fiscal 2015. If conditions continue to deteriorate, we may be at risk of additional losses to our capital assets, including further declines in fair value or government confiscation of certain assets.

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

We believe our current funds and available credit lines would provide sufficient resources to fund our existing operations for the foreseeable future. However, we may need additional capital to operate our business if:

•	market conditions change,

•	our business plans or assumptions change,

•	we make significant acquisitions,

•	we need to make significant increases in capital expenditures or working capital, or

•	our restrictive covenants do not provide sufficient credit.

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

OEM sales are dependent on the economic success of the automotive industry.

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

The electronics industry is characterized by a number of key customers. Specifically 31%, 29% and 28% of our sales were to five customers in Fiscal 2015, 2014 and 2013, respectively. The loss of one or more of these customers could have a material adverse impact on our business.

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

Computer viruses, malware, and other “hacking” programs and devices may cause significant damage, delays or interruptions to our systems and operations or to certain of the products we sell, resulting in damage to our reputation and brand names. They may also attack our infrastructure, industrial machinery, software or hardware causing significant damage, delays or other service interruptions to our systems and operations. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions, loss or corruption of data, software, hardware or other computer equipment. In addition, increasingly sophisticated malware may target real-world infrastructure or product components, including certain of the products that we currently or may in the future sell by attacking, disrupting, reconfiguring and/or reprogramming industrial control software. We may incur significant costs to protect our systems and equipment against the threat of, and to repair any damage caused by, computer viruses and hacking. Moreover, if a computer virus or hacking affects our systems or products, our reputation and brand names could be materially damaged and use of our products may decrease.

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

Goodwill and other intangible assets recorded on our balance sheet as of February 28, 2015 was $264,329.  We evaluate the recoverability of recorded goodwill and other intangible asset amounts annually, or when evidence of potential impairment exists.  The annual impairment test is based on several factors requiring judgment. Changes in our operating performance or business conditions resulted in an impairment of goodwill and other intangible assets in Fiscal 2014 totaling $57,561 and could result in additional future impairments, which could be material to our results of operations.

A portion of our workforce is represented by labor unions. Collective bargaining agreements can increase our expenses. Labor disruptions could adversely affect our operations.

As of February 28, 2015, approximately 400 of our full-time employees were covered by collective bargaining agreements. While it is unlikely that disruptions to our operations due to labor related problems would have an adverse effect on our business based on the current number of union employees, as the Company continues to pursue selected business acquisitions, it is possible that the number of employees covered by collective bargaining agreements may increase. We cannot predict whether labor unions may be successful in organizing other portions of our workforce or what additional costs we could incur as a result.

We depend on our suppliers to provide us with adequate quantities of high quality competitive products and/or component parts on a timely basis.

We have few long-term contracts with our suppliers. Most of our products and component parts are imported from suppliers under short-term purchase orders. Accordingly, we can give no assurance that:

•	our supplier relationships will continue as presently in effect;

•	our suppliers will be able to obtain the components necessary to produce high-quality, technologically-advanced products for us;

•	we will be able to obtain adequate alternatives to our supply sources, should they be interrupted;

•	if obtained, alternatively sourced products of satisfactory quality would be delivered on a timely basis, competitively priced, comparably featured or acceptable to our customers;

•	our suppliers have sufficient financial resources to fulfill their obligations;

•	our suppliers will be able to obtain raw materials and labor necessary for production;

•	shipments from our suppliers will not be affected by labor disputes within the shipping and transportation industries;

•	our suppliers could be impacted by natural disasters directly or via their supply chains; and

•	as it relates to products we do not manufacture, our suppliers will not become our competitors.

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

We import most of our products from suppliers in the Pacific Rim. Countries in the Pacific Rim have experienced significant social, political and economic upheaval over the past several years. Due to the large concentrations of our purchases in Pacific Rim countries, particularly China, Hong Kong, South Korea, Vietnam, Malaysia and Taiwan, any adverse changes in the social, political, regulatory and economic conditions in these countries may materially increase the cost of the products that we buy from our foreign suppliers or delay shipments of products, which could have a material adverse effect on our business. In addition, our dependence on foreign suppliers forces us to order products further in advance than we would if our products were manufactured domestically. This increases the risk that our products will become obsolete or face selling price reductions before we can sell our inventory.

Our products could infringe the intellectual property rights of others and we may be exposed to costly litigation.

The products we sell are continually changing as a result of improved technology.  Although we and our suppliers attempt to avoid infringing known proprietary rights of third parties in our products, we may be subject to legal proceedings and claims for alleged infringement by us, our suppliers or our distributors, or of a third party’s patents, trade secrets, trademarks or copyrights.

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

The Company has, in the past, incurred other-than-temporary impairments on its investments, as well as a currency devaluation loss related to its Venezuelan TICC bonds, and continues to monitor its investments in non-controlled corporations for potential future impairments. In addition, there is no guarantee that the fair values recorded for other investments will be sustained in the future.

We depend heavily on existing directors, management and key personnel and our ability to recruit and retain qualified personnel.

Our success depends on the continued efforts of our directors, executives and senior vice presidents, many of whom have worked with VOXX International Corporation for over three decades, as well as our other executive officers and key employees. We do not have employment contracts with our executive officers or key employees, except our President and Chief Executive Officer, as well as certain executive officers of Voxx Germany, Klipsch and Hirschmann. The loss or interruption of the continued full-time service of certain of our executive officers and key employees could have a material adverse effect on our business.

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

Item 2-Properties

Our Corporate headquarters is located at 180 Marcus Blvd. in Hauppauge, New York.  In addition, as of February 28, 2015, the Company leased a total of 26 operating facilities or offices located in 7 states as well as Germany, China, Canada, Mexico, Hong Kong, England and France. The leases have been classified as operating leases, with the exception of one, which is recorded as a capital lease.  Within the United States, these facilities are located in Florida, Georgia, New York, Ohio, California, Arkansas and Michigan. The Company also owns 9 of its operating facilities or offices located in New York, Indiana and Arkansas in the United States, as well as in Germany, Venezuela and Hungary. These facilities serve as offices, warehouses, distribution centers or retail locations. Additionally, we utilize public warehouse facilities located in Virginia, Nevada, Indiana, California, Florida, Mexico, China, the Netherlands, Germany and Canada.

Item 3-Legal Proceedings

The Company is currently, and has in the past, been a party to various routine legal proceedings incident to the ordinary course of business. If management determines, based on the underlying facts and circumstances, that it is probable a loss will result from a litigation contingency and the amount of the loss can be reasonably estimated, the estimated loss is accrued for. The Company believes its outstanding litigation matters will not have a material adverse effect on the Company's financial statements, individually or in the aggregate; however, due to the uncertain outcome of these matters, the Company disclosed these specific matters below:

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

The Company was a plaintiff in a class action lawsuit against several defendants relating to the alleged price fixing of certain thin film transistor liquid crystal display flat panels and certain products containing these panels purchased between the years 1999 and 2006, and the violation of U.S. antitrust laws. This class action suit was decided in favor of the plaintiffs and in July 2013, the judge in the case ordered the distribution of the settlement funds that had been ordered to be put aside by the defendants. Voxx received a sum of $5,643 during Fiscal 2014, which was recorded in "Other Income (Expense)" in the Consolidated Statement of Operations and Comprehensive Income (Loss).

The Company was party to a breach of license agreement lawsuit brought against it by MPEG LA, LLC ("MPEG"). During Fiscal 2013, the Company reached an agreement with MPEG, recording a charge of $9,475 during that fiscal year within "Other (Expense) Income" in the Consolidated Statement of Operations and Comprehensive Income (Loss). The Company sought indemnification from its suppliers for royalty payments previously paid to them that it maintains they were responsible to remit to MPEG and vigorously pursued its option under its indemnification agreements. The Company successfully negotiated with certain vendors, recording total recoveries of $6,799 as an offset to the settlement expense in "Other (Expense)Income" on the Consolidated Statement of Operations and Comprehensive Income (Loss) during the year ended February 28, 2013. For the years ended February 28, 2014 and February 28, 2015, no additional recoveries have been recorded related to this lawsuit and the Company is not aware of any additional vendors that it may recover funds from related to this matter.

Item 4-Removed and Reserved

None

PART II

Item 5-Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Securities

Market Information

The Class A Common Stock of Voxx is traded on the Nasdaq Stock Market under the symbol "VOXX."   The following table sets forth the low and high sale price of our Class A Common Stock, based on the last daily sale in each of the last eight fiscal quarters:

Year ended February 28, 2015	High	Low
First Quarter	$14.21	$7.51
Second Quarter	10.07	8.52
Third Quarter	11.08	6.86
Fourth Quarter	9.27	7.56

Year ended February 28, 2014	High	Low
First Quarter	$11.49	$8.95
Second Quarter	15.00	11.03
Third Quarter	17.90	12.17
Fourth Quarter	17.50	12.37

Dividends

We have not paid or declared any cash dividends on our common stock. We have retained, and currently anticipate that we will continue to retain, all of our earnings for use in developing our business. Future cash dividends, if any, will be paid at the discretion of our Board of Directors and will depend, among other things, upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our Board of Directors may deem relevant giving consideration to any requirements or restrictions under the Company's credit agreement (see Note 6(a) to the Notes to the Consolidated Financial Statements).

Holders

There are 880 holders of record of our Class A Common Stock and 4 holders of Class B Convertible Common Stock.

Issuer Purchases of Equity Securities

In May 1999, we were authorized by the Board of Directors to repurchase up to 1,563,000 shares of Class A Common Stock in the open market under a share repurchase program (the "Program").  In July 2006, the Board of Directors authorized an additional repurchase up to 2,000,000 shares of Class A Common Stock in the open market in connection with the Program.  On October 21, 2014, the Company announced plans to repurchase up to $4,500 of the Company's Class A Common stock within six months, as authorized by the Board under the existing programs. During the year ended February 28, 2015, we repurchased 315,443 shares for an aggregate cost of $2,620, as follows:

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

As of February 28, 2015, the cumulative total of acquired shares (net of reissuances of 10,735) pursuant to the program was 2,129,465, with a cumulative value of $20,958. The remaining authorized share repurchase balance is 1,422,800 at February 28, 2015.

Performance Graph

The following table compares the annual percentage change in our cumulative total stockholder return on our Class A common stock during a period commencing on February 28, 2010 and ending on February 28, 2015 with the cumulative total return of the Nasdaq Stock Market (US) Index and our SIC Code Index, during such period.
*$100 invested on 2/28/10 in stock or index, including reinvestment of dividends.

Item 6-Selected Consolidated Financial Data

The following selected consolidated financial data for the last five years should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	February 28, 2015	February 28, 2014	February 28, 2013 (2)	February 29, 2012 (1)	February 28, 2011
Consolidated Statement of Operations Data

Net sales	$757,498	$809,709	$835,577	$707,062	$561,672
Operating income (loss)	16,594	(37,375)	41,696	43,874	9,017
Net (loss) income	(942)	(26,597)	22,492	25,649	23,031

Net income (loss) per common share:
Basic	$(0.04)	$(1.10)	$0.96	$1.11	$1.00
Diluted	$(0.04)	$(1.10)	$0.95	$1.10	$1.00

	As of	As of	As of	As of	As of
	February 28,	February 28,	February 28,	February 29,	February 28,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data

Total assets	$677,513	$747,150	$829,272	$632,882	$501,097
Working capital	154,312	179,077	200,703	184,282	258,528
Long-term obligations (3)	133,970	170,786	228,197	88,255	25,849
Stockholders' equity (4)	396,140	429,584	444,536	421,797	392,946

(1)	2012 amounts reflect the acquisition of Klipsch.

(2)	2013 amounts reflect the acquisition of Hirschmann (see Note 2 of the notes to consolidated financial statements).

(3)	Long-term obligations include long-term debt, capital lease obligations, deferred compensation, deferred and other tax liabilities, as well as other long term liabilities.

(4)	Included in stockholders' equity for the year ended February 28, 2015 is the impact of foreign currency translation adjustments of $(33,170).

Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations  ("MD&A")

This section should be read in conjunction with the "Cautionary Statements" and "Risk Factors" in Item 1A of Part I, and Item 8 of Part II, "Consolidated Financial Statements and Supplementary Data."

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of the business, including our strategy to give the reader a summary of the goals of our business and the direction in which our business is moving.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the year ended February 28, 2015 compared to the years ended February 28, 2014 and February 28, 2013. Next, we present adjusted EBITDA and diluted adjusted EBITDA per common share for the year ended February 28, 2015 compared to the years ended February 28, 2014 and February 28, 2013 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources."  We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

Business Overview and Strategy

VOXX International Corporation ("Voxx," "We," "Our," "Us," or the "Company") is a leading international distributor, manufacturer and value added service provider in the automotive, premium audio and consumer accessory industries.  We conduct our business through eighteen wholly-owned subsidiaries.  Voxx has a broad portfolio of brand names used to market our products as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers.

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

The Company’s domestic and international business is subject to retail industry conditions and the sales of new and used vehicles. The recent worldwide economic condition had an adverse impact on consumer spending and vehicle sales. If the global macroeconomic environment does not continue to improve or if it deteriorates further, this could have a negative effect on the Company’s revenues and earnings. In an attempt to offset the recent market conditions, the Company continues to explore strategies and alternatives to reduce its operating expenses, such as consolidation of facilities and IT systems, and has been introducing new product to obtain a greater market share. The Company continues to focus on cash flow and anticipates having sufficient resources to operate during Fiscal 2016 and 2017.

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

Acquisitions

We have acquired and integrated several acquisitions, the most recent of which are outlined in the Acquisitions section of Part I and presented in detail in Note 2 to the Notes to the Consolidated Financial Statements.

Net Sales Growth

Net sales over a five-year period have increased 34.9% from $561,672 for the year ended February 28, 2011 to $757,498 for the year ended February 28, 2015.  During this period, our sales were impacted by the following items:

•	the introduction of new products and lines such as digital antennas and mobile multi-media devices, mobile iPad and iPod interfaces and Bluetooth and wireless speaker products,

•	acquisition of Hirschmann's mobile communications and infotainment business,

•	acquisition of Klipsch's high-end speaker business.

Partially offset by:

•
The discontinuance and reduction of various high volume/low margin product lines such as navigation, GMRS radios, flat-panel TV’s, camcorders, clock radios, digital players and digital voice recorders,

•	volatility in core mobile, consumer and accessories sales due to increased competition, lower selling prices and the volatility of the national and global economy,

•	political and economic volatility in Venezuela.

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

Sales Incentives

We offer sales incentives to our customers in the form of (1) co-operative advertising allowances; (2) market development funds; (3) volume incentive rebates; and  (4) other trade allowances.  We account for sales incentives in accordance with ASC 605-50 "Customer Payments and Incentives" ("ASC 605-50"). Except for other trade allowances, all sales incentives require the customer to purchase our products during a specified period of time. All sales incentives require customers to claim the sales incentive within a certain time period (referred to as the "claim period").  All costs associated with sales incentives are classified as a reduction of net sales.

The accrual balance for sales incentives at February 28, 2015 and February 28, 2014 was $14,097 and $17,401, respectively.  Although we make our best estimate of sales incentive liabilities, many factors, including significant unanticipated changes in the purchasing volume and the lack of claims from customers could have a significant impact on the liability for sales incentives and reported operating results.

We reverse earned but unclaimed sales incentives based upon the expiration of the claim period of each program.  Unclaimed sales incentives that have no specified claim period are reversed in the quarter following one year from the end of the program.

For the years ended February 28, 2015, February 28, 2014 and February 28, 2013, reversals of previously established sales incentive liabilities amounted to $1,302, $1,990 and $3,350, respectively. These reversals include unearned and unclaimed sales incentives. Unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates are reversed into income in the period when the customer did not reach the required minimum purchases of product during the specified time. Reversals of unearned sales incentives for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 amounted to $1,294, $1,935 and $2,933, respectively. Unclaimed sales incentives are sales incentives earned by the customer but the customer has not claimed payment within the claim period (period after program has ended). Reversals of unclaimed sales incentives for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 amounted to $8, $55 and $417, respectively.

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

The Company has supply chain financing agreements ("factoring agreements") with certain financial institutions for the purpose of accelerating receivable collection and better managing cash flow. Under the factoring agreements, the Company has agreed to sell certain of its accounts receivable balances to these institutions, who have agreed to advance amounts equal to the net accounts receivable balances due, less a discount as set forth in the respective agreements. The factored balances under these agreements are accounted for as sales of accounts receivable, as they are sold without recourse. Total balances factored, net of discounts, for the year ended February 28, 2015 were approximately $182,000, $100,000 and $77,000, respectively. Fees incurred in connection with the factoring agreements totaled $866, $258 and $213 for the years ended February 28, 2015, February 28, 2014 and February 28, 2013, respectively.

Inventories

We value our inventory at the lower of the actual cost to purchase (primarily on a weighted moving average basis, with a portion valued at standard cost, which approximates actual costs on the first in, first out basis) and/or the current estimated market value of the inventory. Market value of inventory does not exceed the net realizable value of the inventory and is not less than the net realizable value of such inventory, less an allowance for a normal profit margin. We regularly review inventory quantities on-hand and record a provision in cost of sales for excess and obsolete inventory based primarily on selling prices, indications from customers based upon current price negotiations, and purchase orders. Our industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand.  In addition, and as necessary, specific reserves for future known or anticipated events may be established. During the years ended February 28, 2015, February 28, 2014 and February 28, 2013, we recorded inventory write-downs of $2,877, $3,602 and $4,300, respectively.

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

Asset Impairments

As of February 28, 2015, intangible assets totaled $158,455 and property, plant and equipment totaled $65,989 (excluding Venezuelan investment properties of $3,794, which are discussed below). Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business, including assets of acquired businesses. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or an impairment recorded based upon a change in the expected use of the asset or performance of the related asset group. At the present time, management intends to continue the development, marketing and selling of products associated with its intangible assets and there are no known restrictions on the continuation of their use.

No impairment losses were recorded related to indefinite lived intangible assets during Fiscal 2015. Certain indefinite lived trademarks were impaired during our prior fiscal year, resulting in a total impairment charge of $21,715 for Fiscal 2014. No additional impairments of long-lived assets were recorded other than the abandonment noted below.

During the fourth quarter of Fiscal 2014, the Company made a business decision to abandon its Technuity business and restructure the marketing and use of the Company's domain name. These decisions resulted in an impairment charge of $3,683 of the related definite and indefinite lived intangible assets (tradename and customer relationship), as well as the long-lived assets during Fiscal 2014.

The cost of other intangible assets with definite lives and long-lived assets are amortized on a straight-line basis over their respective lives.  Management has determined that the current lives of these assets are appropriate. Management has determined that there were no other indicators of impairment that would cause the carrying values related to intangible assets with definite lives to exceed their expected future cash flows at February 28, 2015.

Approximately 84.3% percent of our indefinite-lived trademarks ($92,562) are at risk of impairment as of February 28, 2015. As a result of the impairment charges recorded in Fiscal 2014, the carrying values of certain indefinite-lived trademarks were adjusted to their respective fair values as of February 28, 2014. The Company uses an income approach, based on the relief from royalty method, to value the indefinite-lived trademarks as part of its impairment test. This impairment test involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. The critical assumptions in the discounted cash flow model include revenues, long-term growth rates, royalty rates, and discount rates. Management exercises judgment in developing these assumptions. Certain of these assumptions are based upon industry projections, facts specific to the trademarks and consideration of our long-term view for the trademark and the markets we operate in. If we were to experience sales declines, a significant change in operating margins which may impact estimated royalty rates, an increase in our discount rates, and/or a decrease in our projected long-term growth rates, there would be an increased risk of impairment of these indefinite-lived trademarks.

Voxx’s goodwill totaled approximately $105,874 as of February 28, 2015. Goodwill is tested for impairment as of February 28 each year at the reporting unit level. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and estimation of the fair value of each reporting unit. Based on the Company's goodwill impairment assessment, all the reporting units with goodwill had estimated fair values as of February 28, 2015 that exceeded their carrying values. As a result, no impairment charges were recorded related to goodwill during Fiscal 2015. As a result of the impairment test in the prior year, an impairment charge of $32,163 was recorded for goodwill for Fiscal 2014 within the Premium Audio segment.

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

Approximately 44.0% ($46,533) and 49.1% ($51,968) of our goodwill is allocated to our Klipsch and Hirschmann reporting units, respectively. The fair values of the Klipsch and Hirschmann reporting units are greater than their carrying values by approximately 169% ($25,668) and 125% ($14,621), respectively, as of February 28, 2015. The Company uses a discounted cash flow model to value the reporting unit as part of its impairment test. This impairment test involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. The critical assumptions in the discounted cash flow model are revenues, operating margins, working capital and a discount rate (developed using a weighted average cost of capital analysis). Management exercises judgment in developing these assumptions. Certain of these assumptions are based upon industry projections, facts specific to the reporting unit, market participant assumptions and data, and consideration of our long-term view for the reporting unit and the markets we operate in. If the Klipsch reporting unit were to experience sales declines, sustained pricing pressures, unfavorable operating margins, lack of new product acceptance by consumers, changes in consumer trends and preferred shopping channels, less than anticipated results for the holiday season, an increase to the discount rate, and/or a decrease in our projected long-term growth rates used in the discounted cash flow model, there would be an increased risk of goodwill impairment for the Klipsch reporting unit. If the Hirschmann reporting unit experienced an increase to the discount rate and/or a significant change in contract based projections used in the discounted cash flow model, there would be an increased risk of goodwill impairment for the Hirschmann reporting unit.

Venezuela Investment Properties

Long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with ASC 360 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to their estimated fair market value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

The Company holds certain long-lived assets in Venezuela, which are held for investment purposes. During the fourth quarter of Fiscal 2015, the Company made an assessment of the recoverability of these properties in Venezuela as a result of the country's continued economic deterioration, which includes the introduction of the SIMADI currency rate and simultaneous merger of the SICAD 1 and SICAD 2 rates in February 2015 (refer to Impact of Inflation and Currency Fluctuations for discussion). In testing the recoverability of its investment properties, the Company considered the undiscounted cash flows expected to be received from these properties, the length of time the properties have been held, the volatile market conditions, the Company’s financial condition, and the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value. The undiscounted cash flows include certain accounting estimates and assumptions, including projected rent increases and consideration of further devaluation of the currency. We concluded that the future undiscounted cash flows did not recover the net book value of the long-lived assets. Based on these results, the Company further obtained independent third party appraisals of each of the properties to determine their fair values. The Company has concluded, as a result of all analyses performed, that these properties were impaired as of February 28, 2015 and has recorded an impairment charge of $(9,304), which is included in Other Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income (Loss). The remaining value of the Company's properties held for investment purposes in Venezuela is $3,794 as of February 28, 2015. The Company will continue to monitor the economic conditions and recoverability of these assets as necessary. Any changes in accounting estimates and assumptions could result in further impairment charges from these long-lived assets.

Warranties

We offer warranties of various lengths depending upon the specific product.  Our standard warranties require us to repair or replace defective product returned by both end users and customers during such warranty period at no cost. We record an estimate for warranty related costs, in cost of sales, based upon actual historical return rates and repair costs at the time of sale. The total estimated liability for future warranty expense, which has been included in accrued expenses and other current liabilities, amounted to $10,012 at February 28, 2015 and $12,478 at February 28, 2014.  The decrease in warranty liability is due to primarily to product mix, as warranty liabilities for the Company's Automotive, Premium Audio and Consumer Accessory products are determined at different rates. While warranty costs have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that have been experienced in the past. A significant increase in product return rates, or a significant increase in the costs to repair products, could have a material adverse impact on our operating results.

Stock-Based Compensation

We use the Black-Scholes option pricing model to compute the estimated fair value of stock-based awards.  The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates.  The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control.  We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded stock options in our stock and our expectations of volatility for the expected term of stock-based compensation awards. For restricted stock awards, the fair value of the award is the price on the date of grant. As a result, if other assumptions or estimates had been used for options granted in the current and prior periods, the total stock-based compensation expense of $521 that was recorded for the year ended February 28, 2015 could have been materially different.  Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Income Taxes

We account for income taxes in accordance with the guidance issued under Statement ASC 740, "Income Taxes" with consideration for uncertain tax positions.  We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

During Fiscal 2015, the Company recorded an income tax provision of $1,638 related to federal, state and foreign taxes. The Company's effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the reversal of uncertain tax positions under ASC 740 related to a favorable settlement of an income tax examination, the impairment in Venezuela for which the Company will not realize a tax benefit, and the U.S. effect of foreign operations including tax rate differences in foreign jurisdictions. The Company maintains a valuation allowance against deferred tax assets in certain foreign jurisdictions and with respect to its foreign tax credits and various investments which are more likely than not to generate capital losses in the future. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

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

Results of Operations

Included in Item 8 of this annual report on Form 10-K are the Consolidated Balance Sheets at February 28, 2015 and February 28, 2014 and the Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for the years ended February 28, 2015, February 28, 2014 and February 28,

2013. In order to provide the reader meaningful comparison, the following analysis provides comparison of the audited year ended February 28, 2015 with the audited years ended February 28, 2014, and February 28, 2013. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Operations and Comprehensive Income (Loss).

Year Ended February 28, 2015 Compared to the Years Ended February 28, 2014 and February 28, 2013

Continuing Operations

The following table sets forth, for the periods indicated, certain Statement of Operations data for the years ended February 28, 2015 ("Fiscal 2015"), February 28, 2014 ("Fiscal 2014") and February 28, 2013 ("Fiscal 2013").

Net Sales

	Fiscal	Fiscal	Fiscal
	2015	2014	2013
Automotive	$396,422	$412,531	$416,557
Premium Audio	165,812	189,208	192,987
Consumer Accessories	194,104	206,319	224,701
Corporate	1,160	1,651	1,332
Total net sales	$757,498	$809,709	$835,577

Fiscal 2015

Automotive sales, which include both OEM and aftermarket automotive electronics, represented 52.3% of the net sales for the year ended February 28, 2015, compared to 50.9% in the prior year. The Automotive group experienced decreases in sales from its OEM manufacturing lines during the year ended February 28, 2015 primarily due to the temporary suspension of one of its programs as requested by one of the Company’s customers while they addressed their safety issues. This was completed during the third quarter of the fiscal year and relaunched in November 2014. In addition, the Company experienced load in sales from its Bentley project in the prior year, which leveled out early in Fiscal 2015, and also saw decreases in satellite radio fulfillment sales, as more cars are being manufactured with satellite radio, and a decrease in portable DVD sales due to the planned exit of this product type, for the year ended February 28, 2015. There was also a significant drop in foreign exchange for Euro translation to the U.S. dollar during the fiscal year, particularly in the fourth quarter, which negatively impacted the Company. Finally, the Company continues to experience significantly lower sales in Venezuela due to current economic and political conditions. As an offset to these decreases, the Company saw an increase in remote start sales for the year ended February 28, 2015 due to new product offerings and enhancements, as well as an increase in sales of devices for the new Car Connection program to retailers and new models of the Company's multi-media products.

Premium Audio sales represented 21.9% of net sales for the year ended February 28, 2015 as compared to 23.4% in the prior year.  Sales in Premium Audio decreased 12.4% for the year ended February 28, 2015, as a result of lower sales for soundbars, music centers and Bluetooth speakers due to lower selling prices and lower sales of headphones due to competition. There was also a significant drop in foreign exchange for Euro translation to the U.S. dollar during the fiscal year, particularly in the fourth quarter, which negatively impacted the Company. These decreases were offset by increases in sales of certain high end separates, as well as commercial and custom installations.

Consumer Accessories represented 25.6% of our net sales for the year ended February 28, 2015, compared to 25.5% in the prior year.  The Consumer Accessories group experienced decreases for the year ended February 28, 2015 as a result of the continued decline in sales of digital voice recorders and clock radios, as well as hook-up, reception and power products, such as cables and surge protectors, as a result of competition, changes in demand and changes in technology. The group has also experienced decreases in sales as a result of the transition of our Mexican subsidiary from a distributor model to a representative office during the first quarter of Fiscal 2015, which positively impacted the first half of the year due to an upfront sale of inventory on hand, but slowed in the second half of the year as a result of a slower than expected transition and lower sales, which are now based on commissions. These decreases were offset by significant increases in the sale of wireless and Bluetooth speakers, improved sales in Europe, as well as the launch of the new Singtrix karaoke product in the fourth quarter of the fiscal year.

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

Premium Audio sales represented 23.4% of net sales for the year ended February 28, 2014, as compared to 23.1% the prior year.  The decrease in Premium Audio was primarily related to the discounting of certain products being phased out, as well as a very cold and extended winter season in the U.S., which resulted in lower than expected sales during the fourth quarter of Fiscal 2014, as the ability of many consumers to travel to facilities where our products are sold was restricted or deterred. These decreases were offset by increased sales of new soundbar, Bluetooth, wireless and cinema speaker products.

Consumer Accessories sales represented 25.5% of our net sales for the year ended February 28, 2014, as compared to 26.9% in the prior year. The decrease in the Consumer Accessories group was related to sales in our international markets as a result of the prior year conversion of analog to digital broadcasting in Germany, which resulted in higher than normal sales in the first half of Fiscal 2013, as well as due to European market conditions and a very cold and extended winter season in the U.S., which resulted in lower than expected sales during the fourth quarter of Fiscal 2014, as the ability of many consumers to travel to facilities where our products are sold was restricted or deterred. In addition, there have been continued decreases in sales in low margin products, such as camcorders, clock radios, digital players, digital voice recorders, rechargeable batteries and surge protectors as a result of competition, changes in demand, changes in technology, as well as planned exits of certain products begun in Fiscal 2013. These decreases were offset by increased sales of wireless and Bluetooth speaker, reception and emergency products.

Gross Profit and Gross Margin Percentage

	Fiscal	Fiscal	Fiscal
	2015	2014	2013
Automotive	$120,543	$117,297	$112,908
	30.4%	28.4%	27.1%
Premium Audio	52,873	60,924	65,352
	31.9%	32.2%	33.9%
Consumer Accessories	49,221	50,533	57,239
	25.4%	24.5%	25.5%
Corporate	1,233	1,494	1,323
	$223,870	$230,248	$236,822
	29.6%	28.4%	28.3%

Fiscal 2015

Gross margins in the Automotive segment increased 200 basis points due primarily to improved margins related to tuners and antennas for the year ended February 28, 2015, as well as decreases in sales of lower margin products, such as satellite radio fulfillment and portable DVD players. This was offset by a decrease in sales in the higher margin OEM manufacturing line sales due to a temporary program suspension resulting from a customer's safety issues, which lasted through the third quarter of the fiscal year.

Gross margins in the Premium Audio segment decreased 30 basis points primarily as a result of lower sales prices for products such as soundbars, music centers and Bluetooth speakers, as well as the discounting of certain Klipsch products earlier in the fiscal year ahead of the launch of new product in the second half of the year. This was offset by improved sales of high end separates, as well as a decrease in warranty claims and an increase in vendor rebates received as compared to the comparable prior year periods.

Gross margins in the Consumer Accessories segment increased 90 basis points primarily as a result of an increase in sales of higher margin products, such as wireless and Bluetooth speakers, improved sales and product mix in Europe, and the continued decrease in lower margin products, such as clock radios, digital voice recorders and certain power products for the year ended February 28,

2015. This was partially offset by a decrease due to the sale of all of the Company's inventory, followed by commission based sales in Mexico as the subsidiary moved from a distributor to a representative office during the first quarter of Fiscal 2015, yielding lower margins for the year ended February 28, 2015 than those that had been realized in the prior year.

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

Operating Expenses and Operating Income/(Loss)

	Fiscal	Fiscal	Fiscal
	2015	2014	2013
Operating Expenses:
Selling	$54,136	$55,725	$51,976
General and administrative	114,849	118,852	114,653
Engineering and technical support	37,157	34,161	26,971
Goodwill Impairment charge	—	32,163	—
Intangible and long-lived asset impairment charges	—	25,398	—
Restructuring expense	1,134	1,324	—
Acquisition related costs	—	—	1,526
Total Operating Expenses	$207,276	$267,623	$195,126

Operating income (loss)	$16,594	$(37,375)	$41,696

Fiscal 2015

Operating expenses decreased $60,347 in Fiscal 2015 as compared to Fiscal 2014. The Company experienced decreases in operating expenses as a result of lower sales commissions and other profit based compensation due to the decrease in net sales for the fiscal year, as well as a decrease in taxes and licensing fees due to the insourcing of IT functions. Additionally, there were decreases in advertising expenses due to the timing of program launches and sponsorships during Fiscal 2015 as compared to the prior year. The Company also incurred impairment charges to goodwill, amortizing and non-amortizing intangible assets and long lived assets in the prior fiscal year that did not recur in Fiscal 2015. Offsetting these decreases were increases in salary and benefit expenses at Hirschmann due to the hiring of additional temporary and permanent employees, including engineers, and increased trade show spending company-wide related to the annual Consumer Electronics Show. The Company also incurred restructuring expenses for the year ended February 28, 2015, consisting of termination benefits, as a result of a company-wide headcount reduction announced in the fourth quarter of the fiscal year.

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

Other Income/(Expense)

	Fiscal	Fiscal	Fiscal
	2015	2014	2013
Interest and bank charges	$(6,851)	$(7,394)	$(8,288)
Equity in income of equity investee	5,866	6,070	4,880
Venezuela currency devaluation, net	(7,104)	177	(477)
Venezuela long-lived asset impairment charges	(9,304)	—	—
Other, net	1,495	11,867	(2,156)
Total other (expense) income	$(15,898)	$10,720	$(6,041)

Fiscal 2015

Interest and bank charges represent expenses for bank obligations of VOXX International Corporation and Voxx Germany, interest for capital leases, and amortization of deferred financing costs on our Credit Facility. The decrease in these expenses for the year ended February 28, 2015, is due primarily to a lower balance carried on the Company's Credit Facility during Fiscal 2015 as compared to the prior year.

Equity in income of equity investee represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics, LLC ("ASA"). The decrease in income for Fiscal 2015 was a result of a change in ASA's product mix.

Venezuela currency devaluation, net, for the year ended February 28, 2015 includes a total charge of $7,396 representing the remeasurement loss related to the Company's Venezuelan bonds that were remeasured during Fiscal 2015 using a rate of 6.3 Bolivar Fuerte/$1. This came as a result of the Company obtaining new information during the second quarter of Fiscal 2015, in conjunction with the bonds' semi-annual interest payment, that the bond redemption rate would be at the official exchange rate of 6.3 Bolivar Fuerte/$1, which differed from the SICAD 2 rate used to remeasure the bonds for the Company's first quarter ended May 31, 2014 and the SIMADI rate used to remeasure the Venezuelan subsidiary's financial statements, with the exception of the bonds, at February 28, 2015.

Venezuela long-lived asset impairment charges for the year ended February 28, 2015 represent charges incurred related to properties held for investment purposes at the Company's subsidiary. During the fourth quarter of Fiscal 2015, the Company made an assessment of the recoverability of its properties in Venezuela as a result of the country's continued economic deterioration, which includes the introduction of the SIMADI rate in February 2015 and the simultaneous merger of the SICAD 1 and SICAD 2 rates. In testing the recoverability of its investment properties, the Company considered the undiscounted cash flows expected to be received from these properties, as well as other indicators and concluded that the future undiscounted cash flows did not recover the net book value of the long-lived assets. Based on these results, the Company further obtained independent third party appraisals of each of the properties to determine their fair values and concluded, as a result of all analyses performed, that these properties were impaired as of February 28, 2015.

Other, net, for the year ended February 28, 2015 includes net gains on foreign currency of $599 (excluding Venezuela), interest income of $376 and rental income of $1,045. Other, net, for the year ended February 28, 2014 includes funds received from a customer of approximately $4,400 related to an unexpected settlement payment to the Company, as well as funds of approximately $5,600 received in a class action settlement, approximately $900 related to the recovery of funds from Circuit City that had been previously written off by Klipsch prior to Voxx's acquisition of the subsidiary and rental income of $1,519. Other, net, also includes net losses on foreign currency of $1,256 (excluding Venezuela) and charges of approximately $1,200 for estimated and actual patent settlements with certain third parties during the year ended February 28, 2014.

Fiscal 2014

Interest and bank charges represent expenses for bank obligations of VOXX International Corporation and Voxx Germany, interest for capital leases, and amortization of deferred financing costs on our Credit Facility. The decrease in these expenses for the year ended February 28, 2014, is due primarily to a lower balance carried on the Company's Credit Facility during Fiscal 2014 as compared to the prior year.

Equity in income of equity investees increased as a result of improved sales and profitability of ASA Electronics, LLC (ASA), as well as market expansion.

Other, net, for the year ended February 28, 2014 includes funds received from a customer of approximately $4,400 related to an unexpected settlement payment to the Company, as well as funds of approximately $5,600 received in a class action settlement, approximately $900 related to the recovery of funds from Circuit City that had been previously written off by Klipsch prior to Voxx's acquisition of the subsidiary and rental income of $1,519. Other, net, also includes net losses on foreign currency of $1,256 (excluding Venezuela), as well as charges of approximately $1,200 for estimated and actual patent settlements with certain third parties during the year ended February 28, 2014. Other, net for the year ended February 28, 2013 includes net charges in connection with a patent suit of approximately $2,700, and losses on foreign exchange contracts of approximately $2,700 incurred in conjunction with the Hirschmann acquisition and settled during the first quarter of Fiscal 2013. These charges were partially offset by income recorded related to favorable legal settlements received by Klipsch of approximately $1,000 during the first and third quarters of Fiscal 2013 and rental income of approximately $1,100.

Income Tax Provision

The effective tax rate in Fiscal 2015 was an income tax provision of 235.3% on pre-tax income from operations of $696 as compared to a benefit of 0.2% on a pre-tax income of $(26,655) from continuing operations in the prior year. The effective tax rate in Fiscal 2014 differs from the statutory rate of 35% primarily due to the reversal of uncertain tax positions under ASC 740 related to a favorable settlement of an income tax examination, the impairment in Venezuela for which the Company will not realize a tax benefit, and the U.S. effect of foreign operations including tax rate differences in foreign jurisdictions.

The effective tax rate of 0.2% in Fiscal 2014 differs from the statutory rate of 35% primarily due to the impact of the impairment of non-deductible goodwill and other non-deductible expenses, partially offset by an income tax benefit related to the worthless stock deduction of a foreign affiliate and the U.S. effect of foreign operations including tax rate differences in foreign jurisdictions.

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

Net Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with operating income from operations to reported net income and basic and diluted net income per common share:

	Fiscal	Fiscal	Fiscal
	2015	2014	2013
Operating income (loss)	$16,594	$(37,375)	$41,696
Other (expense) income, net	(15,898)	10,720	(6,041)
Income (loss) from operations before income taxes	696	(26,655)	35,655
Income tax expense (benefit)	1,638	(58)	13,163
Net (loss) income	$(942)	$(26,597)	$22,492

Net (loss) income per common share:
Basic	$(0.04)	$(1.10)	$0.96
Diluted	$(0.04)	$(1.10)	$0.95

Net loss for Fiscal 2015 was $(942) as compared to a net loss of $(26,597) in Fiscal 2014 and net income of $22,492 in Fiscal 2013. Fiscal 2015 net loss was unfavorably impacted by lower net sales for the year ended February 28, 2015, as well as currency devaluation charges affecting the Company's Venezuelan sovereign bonds, long-lived asset impairment charges related to investment properties in Venezuela and restructuring charges incurred during the fiscal year. As an offset, the net loss was favorably impacted by lower interest and bank charges and lower depreciation and amortization expense for the year ended February 28, 2015, as well as lower cost of sales, which resulted in improved gross margins for the fiscal year.

During Fiscal 2014, net loss was unfavorably impacted by impairment charges related to goodwill, amortizing and non-amortizing intangible assets and long-lived assets, as well as restructuring charges, lower sales attributable to European market conditions and the economic and political conditions in Venezuela. These were offset by the positive performance of the Company's equity investment, lower acquisition and professional fees due to a decrease in related activities, as well as payments received related to an unanticipated settlement with a customer and to a favorable class action settlement.

During Fiscal 2013, net income was unfavorably impacted by losses on forward exchange contracts and unfavorable sales in European markets, offset by the acquisition of Hirschmann, favorable sales in domestic markets and a net foreign currency gain related to the devaluation of the Bolivar Fuerte in Venezuela.

Adjusted EBITDA and Adjusted Diluted Earnings per Common Share

Adjusted EBITDA and diluted adjusted earnings per common share are not financial measures recognized by GAAP. Adjusted EBITDA represents net income (loss), computed in accordance with GAAP, before interest expense and bank charges, taxes, depreciation and amortization, stock-based compensation expense, certain foreign currency remeasurements, relocation and restructuring charges, impairment charges, certain recoveries, settlements and costs and foreign exchange gains or losses relating to our acquisitions. Depreciation, amortization, stock-based compensation, and impairment expenses are non-cash items. Diluted adjusted earnings per common share represent the Company's diluted earnings per common share based on adjusted EBITDA.
We present adjusted EBITDA and diluted adjusted earnings per common share in this Form 10-K because we consider them to be useful and appropriate supplemental measures of our performance. Adjusted EBITDA and diluted adjusted earnings per common share help us to evaluate our performance without the effects of certain GAAP calculations that may not have a direct cash impact on our current operating performance. In addition, the exclusion of costs relating to the Company's acquisitions, restructuring, relocations, remeasurements, impairments, stock-based compensation, settlements and recoveries allows for a more meaningful comparison of our results from period-to-period. These non-GAAP measures, as we define them, are not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. Adjusted EBITDA should not be assessed in isolation from or construed as a substitute for EBITDA prepared in accordance with GAAP. Adjusted EBITDA and diluted adjusted earnings per common share are not intended to represent, and should not be considered to be more meaningful measures than, or alternatives to, measures of operating performance as determined in accordance with GAAP.

Reconciliation of GAAP Net Income to Adjusted EBITDA and Adjusted Diluted Earnings per Common Share

	Fiscal	Fiscal	Fiscal
	2015	2014	2013
Net (loss) income	$(942)	$(26,597)	$22,492
Adjustments:
Interest expense and bank charges	6,851	7,394	8,288
Depreciation and amortization	15,565	16,183	16,446
Income tax expense (benefit)	1,638	(58)	13,163
EBITDA	23,112	(3,078)	60,389
Stock-based compensation	521	641	435
Venezuela bond remeasurement	7,396	—	—
Impairment of investment properties in Venezuela	9,304	—	—
Circuit City recovery	—	(940)	—
Net legal settlements	—	(4,443)	1,661
Unanticipated customer settlement payment	—	(4,370)	—
Asia warehouse relocation	—	(208)	789
Restructuring charges	1,134	1,324	—
Goodwill impairment charges	—	32,163	—
Intangible and long-lived asset impairment charges	—	25,398	—
Acquisition related costs	—	—	1,526
Loss/(gain) on foreign exchange as a result of Hirschmann acquisition	—	—	2,670
Adjusted EBITDA	$41,467	$46,487	$67,470
Diluted (loss) earnings per common share	$(0.04)	$(1.10)	$0.95
Diluted adjusted EBITDA per common share	$1.70	$1.93	$2.86

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of February 28, 2015, we had working capital of $154,312 which includes cash and cash equivalents of $8,448 compared with working capital of $179,077 at February 28, 2014, which included cash and cash equivalents of $10,603.  The decrease in cash is primarily due to repayments of the Company's Credit Facility. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions or pay down our debt.   The following table summarizes our cash flow activity for all periods presented:

	Year Ended	Year Ended	Year Ended
	February 28, 2015	February 28, 2014	February 28, 2013
Cash provided by (used in):
Operating activities	$47,428	$66,817	$25,523
Investing activities	(22,882)	(14,629)	(125,574)
Financing activities	(24,878)	(60,159)	108,254
Effect of exchange rate changes on cash	(1,823)	(1,203)	(2,032)
Net (decrease) increase in cash and cash equivalents	$(2,155)	$(9,174)	$6,171

Operating activities provided cash of $47,428 for Fiscal 2015 from: i) impairment charges of $9,304, devaluation adjustments of $7,396 and depreciation and amortization of $15,565, as well as; ii) increased accounts payable, partially offset by increased inventory and decreased customer accounts receivable, due primarily to a decrease in sales, as well as the factoring of certain trade accounts receivable balances at February 28, 2015 (see Note 1(h) of the Consolidated Financial Statements).

Investing activities used cash of $22,882 during Fiscal 2015, primarily due to capital additions and the Company's investments in Eyelock, Inc. and Eyesee360, Inc.

Financing activities used cash of $24,878 during Fiscal 2015, primarily due to repayments of bank obligations net of borrowings, as well as the repurchased of treasury stock.

The Company has a senior secured revolving credit facility ("the Credit Facility") with an aggregate availability of $200,000, consisting of a revolving credit facility of $200,000, with a $30,000 multicurrency revolving credit facility sublimit, a $25,000 sublimit for Letters of Credit and a $10,000 sublimit for Swingline Loans. The Credit Facility is due on January 9, 2019; however, it is subject to acceleration upon the occurrence of an Event of Default (as defined in the Credit Agreement).

Generally, the Company may designate specific borrowings under the Credit Facility as either Alternate Base Rate Loans or LIBOR Rate Loans, except that Swingline Loans may only be designated as Alternate Base Rate Loans. VOXX International (Germany) GmbH may only borrow euros, and only as LIBOR rate loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.00 - 2.00% based upon leverage, as defined in the agreement. Loans designated as Alternate Base Rate loans shall bear interest at a rate equal to the base rate plus an applicable margin ranging from 0.00 - 1.00% based on leverage.

The Credit Facility requires compliance with financial covenants calculated as of the last day of each fiscal quarter, consisting of a Total Leverage Ratio and a Consolidated EBIT to Consolidated Interest Expense Ratio.

The Credit Facility contains covenants that limit the ability of certain entities of the Company to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or exit a substantial portion of their respective businesses; (iv) make any material change in the nature of their business; (v) prepay or otherwise acquire indebtedness; (vi) cause any change of control; (vii) make any restricted payments; (viii) change their fiscal year or method of accounting; (ix) make advances, loans or investments; (x) enter into or permit any transaction with an affiliate of certain entities of the Company; or (xi) use proceeds for certain items. As of February 28, 2015, the Company was in compliance with all debt covenants.

The obligations under the Credit Facility are secured by valid and perfected first priority security interests in liens on all of the following: (a)(i) 100% of the capital stock or other membership or partnership equity ownership of profit interests of each domestic Credit Party (other than the Company), and (ii) 65% of the voting equity interests and 100% of the non-voting equity interests of all present and future first-tier foreign subsidiaries of any Credit Party (or such greater percentage as would not result in material adverse federal income tax consequences for the Company); (b) all of (i) the tangible and intangible personal property/assets of the Credit Parties and (ii) the fee-owned real property of the Company located in Hauppauge, New York; and (c) all products, profits, rents and proceeds of the foregoing.

Certain contractual cash obligations and other commitments will impact our short and long-term liquidity.  At February 28, 2015, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period (9)
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$777	$44	$—	$733	$—
Operating leases (2)	12,568	7,593	3,771	829	375
Total contractual cash obligations	$13,345	$7,637	$3,771	$1,562	$375

Other Commitments
Bank obligations (3)	$71,787	$4,087	$—	$67,700	$—
Stand-by letters of credit (4)	826	826	—	—	—
Commercial letters of credit (4)	—	—	—	—	—
Other (5)	13,700	1,945	2,288	9,467	—
Contingent earn-out payments and other (6)	203	203	—	—	—
Pension obligation (7)	8,718	393	472	491	7,362
Unconditional purchase obligations (8)	92,647	92,647	—	—	—
Total commercial commitments	$187,881	$100,101	$2,760	$77,658	$7,362
Total Commitments	$201,226	$107,738	$6,531	$79,220	$7,737

(1)
Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $44 and $733, respectively at February 28, 2015.

(2)	We enter into operating leases in the normal course of business.

(3)	Represents amounts outstanding under the Company's Credit Facility and amounts outstanding under the Voxx Germany Euro asset-based lending facility at February 28, 2015.

(4)
Commercial letters of credit are issued during the ordinary course of business through major domestic banks as requested by certain suppliers.  We also issue standby letters of credit to secure certain insurance requirements.

(5)
The amount includes balances outstanding under a mortgage assumed for a facility in connection with our Klipsch acquisition and balances outstanding under mortgages for facilities purchased at Schwaiger, Voxx Germany and Klipsch.

(6)	Represents contingent payments and other liabilities in connection with the Invision acquisition.

(7)	Represents the liability for an employer defined benefit pension plan covering certain eligible Hirschmann employees, as well as a retirement incentive accrual for certain Hirschmann employees.

(8)
Open purchase obligations represent inventory commitments.  These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

(9)
At February 28, 2015, the Company had unrecognized tax benefits of $15,200, including interest and penalties. Our unrecognized tax position liability, including interest and penalties, in the consolidated balance sheet is $5,157. A reasonable estimate of the timing related to these liabilities is not possible, therefore such amounts are not reflected in this contractual obligation and commitments schedule.

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

Impact of Inflation and Currency Fluctuation

To the extent that we expand our operations in Europe, Canada, Latin America and the Pacific Rim, the effects of inflation and currency fluctuations could impact our financial condition and results of operations.  While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations, and U. S. dollar denominated purchases in its foreign subsidiaries. The Company enters forward contracts to hedge certain euro-related transactions. The Company minimizes the risk of nonperformance on the forward contracts by transacting with major financial institutions. During Fiscal 2015, 2014 and 2013, the Company held forward contracts specifically designated for hedging (see Note 1(e) of the Notes to Consolidated Financial Statements). As of February 28, 2015 and February 28, 2014, unrealized gains of $5,118 and unrealized losses of $(1,061), respectively, were recorded in other comprehensive income associated with these contracts. During the fourth quarter of Fiscal 2012, the Company entered two forward contracts in the amount of $63,750 to hedge the euros required to close its pending Hirschmann acquisition in the first quarter of Fiscal 2013. These contracts were not designated for hedging, and as such, a loss of $2,670 was recorded through other income during the first quarter of Fiscal 2013 when the contracts were settled. Additionally, the Company acquired foreign currency contracts in conjunction with the Hirschmann acquisition that were unable to qualify for hedge accounting during the year ended February 28, 2013. Four of these contracts were settled during Fiscal 2014 for a gain of $32 and recorded through other income.

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

In February 2013, the Venezuelan government announced the devaluation of the Bolivar Fuerte, moving the official exchange rate from 4.3 to 6.3 per U.S. dollar. The devaluation resulted in a one time net gain of approximately $2,400 in Fiscal 2013, a portion of which was related to the elimination of the country's regulated foreign currency exchange system at that time, SITME, and recognized within Cost of Sales and Other Income (Expense). Concurrent with this action, the Venezuelan government established a new auction-based exchange rate market program, referred to as Complementary System for the Administration of Foreign Currency (“SICAD”). The amount of transactions that have run through the SICAD and restrictions around participation have limited our access to any foreign exchange rate other than the official rate to pay for imported goods and manage our local monetary asset balances. Although the official exchange rate remained at 6.3 during Fiscal 2014, the government announced in January 2014 that the exchange rate for goods and services deemed non-essential would move to the rate available on the expanded SICAD currency market, which was 11.7 at February 28, 2014 (referred to as SICAD 1). In March 2014, a new exchange control mechanism was opened by the government, referred to as SICAD 2, which was not restricted by auction and was deemed available for all types of transactions. The use of the SICAD 1 rate was dependent upon the availability of auctions, and was not indicative of a free market exchange, as only designated industries could bid into individual auctions and the highest bids were not always recognized by the Venezuelan government. The Company, therefore, used the SICAD 2 rate for its Venezuelan subsidiary for the quarters ended May 31, 2014, August 31, 2014 and November 30, 2014, which was approximately 50 Bolivar Fuerte/$1 at each respective quarter end, with the exception of the Company's investment in Venezuelan government issued sovereign bonds (See Note 1(f)). In February 2015, the Venezuelan government introduced another new currency system, referred to as the Marginal Currency System, or SIMADI rate. This market-based exchange system consists of a mechanism from which both businesses and individuals are allowed to purchase and sell foreign currency at the price set by the market. In conjunction with this introduction, SICAD 2 was annulled and combined with the former SICAD 1, reverting to its original title of SICAD, exclusively applicable to non-essential goods and subject to available auctions. The SICAD rate at February 28, 2015 was 12 Bolivar Fuerte/$1 and the official exchange rate remained at 6.3 to be used for preferential goods only. The SIMADI rate at February 28, 2015 was approximately 177 Bolivar Fuerte/$1 and has been used by the Company for its Venezuelan subsidiary at February 28, 2015. A net currency exchange loss of $(7,104) was recorded for the year ended February 28, 2015, which includes the remeasurement loss on the Company's Venezuelan bonds of $(7,396), as described in Note 1(f), and is included in Other Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income (Loss).

The Company has certain U. S. dollar denominated assets and liabilities in its Venezuelan operations. Our TICC bond investment (see Note 1(f) of the Notes to Consolidated Financial Statements) and our U. S dollar denominated intercompany debt have been subject to currency fluctuations associated with the devaluation of the VBF, the most recent devaluation taking place in February 2015. The TICC bond is valued at the current official Venezuelan government exchange rate of 6.3 Bolivar Fuerte/$1 and classified as a held-to-maturity investment at amortized cost at February 28, 2015 (See Note 1(f)). The TICC bond matures in Fiscal 2016.

Seasonality

We typically experience seasonality in our operations. We generally sell a substantial amount of our products during September, October and November due to increased promotional and advertising activities during the holiday season.  Our business is also significantly impacted by the holiday season.

Related Party Transactions

During 1996, we entered into a 30-year capital lease for a building with our principal stockholder and chairman, which was the headquarters of the discontinued Cellular operation sold in 2004.  Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates. The effective interest rate on the capital lease obligation was 8% and the lease expiration was November 30, 2026.  The Company has most recently been subletting the building to Reliance Communications LLC for monthly payments of $60 for a term of three years. In December 2014, Myra Properties LLC, an affiliate of Reliance Communications LLC, purchased the building from Voxx's principal stockholder, causing the lease between Voxx and the stockholder to be terminated. As a result of the transaction, the Company realized a gain of $846, net of tax and net of a termination penalty of $573 paid to the stockholder at the termination date. The gain is recorded in paid in capital on the Consolidated Balance Sheet. We also lease another facility from our principal stockholder which expires on November 30, 2016.

Total lease payments required under all related party leases for the five-year period ending February 28, 2020 are $1,463.

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

Marketable Securities

Marketable securities at February 28, 2015, which are recorded at fair value of $4,801, include an unrealized gain of $15 and have exposure to price fluctuations. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $480 as of February 28, 2015. Actual results may differ.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and investment grade corporate and U.S. government securities. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed. In connection with the Credit Facility and the mortgage related to the Klipsch headquarters, we have debt in the amount of $67,700 and $6,500, respectively, at February 28, 2015. Interest on the Credit Facility is charged at LIBOR plus 0.00% - 2.00%. Interest on the Klipsch mortgage is charged at LIBOR plus 2.25%. We have two interest rate swaps related to the Credit Facility, with notional amounts of $25,000 and $30,000 at February 28, 2015, and an interest rate swap for the Klipsch mortgage with a notional amount of $6,500 at February 28, 2015. These swaps protect against LIBOR interest rates rising above 0.518% and 0.515% (exclusive of credit spread) on the Credit Facility balances, respectively, through April 29, 2016 and February 28, 2017, respectively, and fixes the interest rate on the Klipsch mortgage at 3.92% (inclusive of credit spread) through the mortgage end date of May 2023.

Foreign Exchange Risk

We are subject to risk from changes in foreign exchange rates for our subsidiaries and marketable securities that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss).  At February 28, 2015, we had translation exposure to various foreign currencies with the most significant being the Euro, Hong Kong Dollar, Mexican Peso, Venezuelan Bolivar, Hungarian Forint and Chinese Yuan. The potential decrease in sales and net income resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates for the year ended February 28, 2015 amounts to approximately $28,100 and $690, respectively.  Actual results may differ.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela represents 0.02% of year to date sales. Approximately $302 of assets invested in Venezuela are cash related and are subject to government foreign exchange controls, including its investment in Venezuelan government bonds (see Note 1(f) of the Notes to the Consolidated Financial Statements). The Company also maintains $3,794 in real estate property in Venezuela that could be subject to government foreign exchange controls upon their ultimate sale.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of February 28, 2015, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective and adequately designed.

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

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") issued an updated version of its Internal Control - Integrated Framework (the "2013 Framework").  Originally issued in 1992 (the "1992 Framework"), the Framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remained available during the transition period which extended to December 15, 2014, after which time COSO considered it superseded by the 2013 Framework.  As of December 31, 2014, the Company has transitioned to 2013 Framework.

Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the 2013 Framework. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of February 28, 2015. Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of February 28, 2015 based on the criteria established in the 2013 COSO Framework.

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

The effectiveness of the Company’s internal control over financial reporting as of February 28, 2015 has been audited by Grant Thornton LLP, an independent registered public accounting firm who also audited the Company’s Consolidated Financial Statements. Grant Thornton LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
VOXX International Corporation
We have audited the internal control over financial reporting of VOXX International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of February 28, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended February 28, 2015 and our report dated May 14, 2015 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Melville, New York
May 14, 2015

Changes in Internal Controls Over Financial Reporting

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the most recently completed fiscal fourth quarter ended February 28, 2015 covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B - Other Information

Not Applicable

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) of Form 10-K, will be included in our Proxy Statement for the Annual meeting of Stockholders, which will be filed on or before June 10, 2015, and such information is incorporated herein by reference.

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
We have audited the accompanying consolidated balance sheets of VOXX International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of February 28, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VOXX International Corporation and subsidiaries as of February 28, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presently fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 28, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 14, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Melville, New York
May 14, 2015

VOXX International Corporation and Subsidiaries
Consolidated Balance Sheets
February 28, 2015 and February 28, 2014
(In thousands, except share data)

	February 28, 2015	February 28, 2014
Assets
Current assets:
Cash and cash equivalents	$8,448	$10,603
Accounts receivable, net	102,766	147,054
Inventory	156,649	144,339
Receivables from vendors	3,622	2,443
Investment securities, current	275	—
Prepaid expenses and other current assets	26,370	15,897
Income tax receivable	1,862	2,463
Deferred income taxes	1,723	3,058
Total current assets	301,715	325,857
Investment securities	12,413	14,102
Equity investments	21,648	20,628
Property, plant and equipment, net	69,783	83,222
Goodwill	105,874	117,938
Intangible assets, net	158,455	174,312
Deferred income taxes	717	760
Other assets	6,908	10,331
Total assets	$677,513	$747,150
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$71,403	$55,373
Accrued expenses and other current liabilities	51,744	64,403
Income taxes payable	3,067	3,634
Accrued sales incentives	14,097	17,401
Deferred income taxes	1,060	9
Current portion of long-term debt	6,032	5,960
Total current liabilities	147,403	146,780
Long-term debt	79,455	103,222
Capital lease obligation	733	6,114
Deferred compensation	4,650	5,807
Other tax liabilities	5,157	11,060
Deferred tax liabilities	34,327	34,963
Other long-term liabilities	9,648	9,620
Total liabilities	281,373	317,566
Commitments and contingencies
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 9)	—	—
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 24,003,240 and 23,988,240 shares issued, 21,873,790 and 22,172,968 shares outstanding at February 28, 2015 and February 28, 2014, respectively	255	255
Class B Convertible, $.01 par value, 10,000,000 authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	292,427	290,960
Retained earnings	157,629	158,571
Accumulated other comprehensive loss	(33,235)	(1,873)
Treasury stock, at cost, 2,129,450 and 1,815,272 shares of Class A Common Stock at February 28, 2015 and February 28, 2014, respectively	(20,958)	(18,351)
Total stockholders' equity	396,140	429,584
Total liabilities and stockholders' equity	$677,513	$747,150

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
Years Ended February 28, 2015, February 28, 2014 and February 28, 2013
(In thousands, except share and per share data)

	Year Ended	Year Ended	Year Ended
	February 28, 2015	February 28, 2014	February 28, 2013
Net sales	$757,498	$809,709	$835,577
Cost of sales	533,628	579,461	598,755
Gross profit	223,870	230,248	236,822

Operating expenses:
Selling	54,136	55,725	51,976
General and administrative	114,849	118,852	114,653
Engineering and technical support	37,157	34,161	26,971
Goodwill impairment charge	—	32,163	—
Intangible and long-lived asset impairment charges	—	25,398	—
Restructuring expense	1,134	1,324	—
Acquisition related costs	—	—	1,526
Total operating expenses	207,276	267,623	195,126

Operating income (loss)	16,594	(37,375)	41,696

Other (expense) income:
Interest and bank charges	(6,851)	(7,394)	(8,288)
Equity in income of equity investee	5,866	6,070	4,880
Venezuela currency devaluation, net	(7,104)	177	(477)
Impairment of Venezuela investment properties (see Note 1(p))	(9,304)	—	—
Other, net	1,495	11,867	(2,156)
Total other (expenses) income, net	(15,898)	10,720	(6,041)

Income (loss) from operations before income taxes	696	(26,655)	35,655
Income tax expense (benefit)	1,638	(58)	13,163
Net (loss) income	(942)	(26,597)	22,492

Other comprehensive (loss) income:
Foreign currency translation adjustments	(33,170)	5,575	(1,281)
Derivatives designated for hedging, net of tax	3,258	(648)	(174)
Pension plan adjustments, net of tax	(1,423)	(288)	(1,031)
Unrealized holding loss on available-for-sale investment securities arising during the period, net of tax	(27)	(15)	(38)
Other comprehensive (loss) income, net of tax	(31,362)	4,624	(2,524)
Comprehensive (loss) income	$(32,304)	$(21,973)	$19,968

Net (loss) income per common share (basic)	$(0.04)	$(1.10)	$0.96

Net (loss) income per common share (diluted)	$(0.04)	$(1.10)	$0.95

Weighted-average common shares outstanding (basic)	24,330,361	24,109,270	23,415,570
Weighted-average common shares outstanding (diluted)	24,330,361	24,109,270	23,617,101

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years Ended February 28, 2015, February 28, 2014 and February 28, 2013
(In thousands, except share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated other comprehensive income (loss)	Treasury stock	Total Stock- holders' equity
Balances at February 29, 2012	$250	$281,213	$162,676	$(3,973)	$(18,369)	$421,797
Net income	—	—	22,492	—	—	22,492
Other comprehensive income, net of tax	—	—	—	(2,524)	—	(2,524)
Exercise of stock options into 404,852 shares of common stock	4	2,323	—	—	—	2,327
Stock-based compensation expense	—	435	—	—	—	435
Issuance of 1,000 shares of treasury stock	—	—	—	—	9	9
Balances at February 28, 2013	254	283,971	185,168	(6,497)	(18,360)	444,536
Net loss	—	—	(26,597)	—	—	(26,597)
Other comprehensive income, net of tax	—	—	—	4,624	—	4,624
Exercise of stock options into 838,619 shares of common stock	23	6,348	—	—	—	6,371
Stock-based compensation expense	—	641	—	—	—	641
Issuance of 860 shares of treasury stock	—	—	—	—	9	9
Balances at February 28, 2014	277	290,960	158,571	(1,873)	(18,351)	429,584
Net income	—	—	(942)	—	—	(942)
Other comprehensive income, net of tax	—	—	—	(31,362)	—	(31,362)
Termination of capital lease with principal shareholder, net of tax	—	846	—	—	—	846
Exercise of stock options into 15,000 shares of common stock	—	101	—	—	—	101
Stock-based compensation expense	—	521	—	—	—	521
Repurchase of 315,443 shares of common stock	—	—	—	—	(2,620)	(2,620)
Issuance of 1,260 shares of treasury stock	—	(1)	—	—	13	12
Balances at February 28, 2015	$277	$292,427	$157,629	$(33,235)	$(20,958)	$396,140

  See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended February 28, 2015, February 28, 2014 and February 28, 2013
(Amounts in thousands)

	Year Ended	Year Ended	Year Ended
	February 28, 2015	February 28, 2014	February 28, 2013
Cash flows from operating activities:
Net (loss) income	$(942)	$(26,597)	$22,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,565	16,183	16,446
Amortization of deferred financing costs	1,117	1,377	1,210
Impairment charges	9,304	57,561	—
Bad debt expense	505	687	1,377
Unrealized (gain)/loss on forward contracts	(653)	406	326
Equity in income of equity investee	(5,866)	(6,070)	(4,880)
Distribution of income from equity investees	4,846	2,960	2,256
Deferred income tax (benefit) expense, net	2,003	(9,162)	(407)
(Gain) loss on disposal of property, plant and equipment	472	(13)	1
Non-cash compensation adjustment	850	574	523
Non-cash stock based compensation expense	521	641	435
Venezuela currency devaluation on investment securities	7,396	—	—
Tax benefit on stock options exercised	—	(1,002)	(117)
Changes in operating assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	36,393	6,503	13,382
Inventory	(22,973)	16,609	(9,982)
Receivables from vendors	368	7,520	(5,824)
Prepaid expenses and other	(6,200)	(3,920)	(2,865)
Investment securities-trading	(278)	(577)	(210)
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	10,463	4,304	(13,837)
Income taxes payable	(5,463)	(1,167)	5,197
Net cash provided by operating activities	47,428	66,817	25,523
Cash flows from investing activities:
Purchases of property, plant and equipment	(17,195)	(14,629)	(20,210)
Proceeds from sale of property, plant and equipment	91	—	—
Purchase of long-term investment	(6,000)	—	(261)
Decrease in notes receivable	—	—	34
Purchase of acquired businesses, less cash acquired	—	—	(105,137)
Repayment on long-term note	222	—	—
Net cash used in investing activities	(22,882)	(14,629)	(125,574)
Cash flows from financing activities:
Repayment of short-term debt	—	—	(141)
Borrowings from bank obligations	243,160	115,550	146,911
Repayments on bank obligations	(264,333)	(180,622)	(37,482)
Principal payments on capital lease obligation	(479)	(364)	(329)
Payments for capital lease termination	(573)	—	—
Proceeds from exercise of stock options and warrants	101	5,730	2,623
Deferred financing costs	(134)	(1,455)	(3,445)
Purchase of treasury stock	(2,620)	—	—
Tax expense on stock options exercised	—	1,002	117
Net cash (used in) provided by financing activities	(24,878)	(60,159)	108,254
Effect of exchange rate changes on cash	(1,823)	(1,203)	(2,032)
Net (decrease) increase in cash and cash equivalents	(2,155)	(9,174)	6,171
Cash and cash equivalents at beginning of year	10,603	19,777	13,606
Cash and cash equivalents at end of year	$8,448	$10,603	$19,777
Supplemental Cash Flow Information:
Non-cash investing activities:
Capital lease obligations	$—	$333	$—
Cash paid during the period for:
Interest, excluding bank charges	$4,522	$5,210	$6,302
Income taxes (net of refunds)	$2,676	$9,218	$5,486

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2015
(Amounts in thousands, except share and per share data)

1)	Description of Business and Summary of Significant Accounting Policies

a)Description of Business

VOXX International Corporation ("Voxx," "We," "Our," "Us" or "the Company") is a leading international manufacturer and distributor in the Automotive, Premium Audio and Consumer Accessories industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through eighteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., Audiovox Consumer Electronics, Inc. ("ACE"), Audiovox German Holdings GmbH ("Voxx Germany"), Audiovox Venezuela, C.A., Audiovox Canada Limited, Audiovox Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Audiovox Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Klipsch Holding LLC ("Klipsch"), Car Communication Holding GmbH ("Hirschmann"), Omega Research and Development, LLC ("Omega") and Audiovox Websales LLC. We market our products under the Audiovox® brand name, other brand names and licensed brands, such as 808®, AR for Her®, Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Energy®, Heco®, Hirschmann Car Communication®, Incaar™, Invision®, Jamo®, Jensen®, Klipsch®, Mac Audio™, Magnat®, Mirage®, Oehlbach®, Omega®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories®, Schwaiger®, Spikemaster®, Recoton®, Road Gear®, and Terk®, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers.

b)Principles of Consolidation, Reclassifications and Accounting Principles

The consolidated financial statements include the financial statements of VOXX International Corporation and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company acquired Car Communication Holding GmbH ("Hirschmann") on March 14, 2012. The consolidated financial statements presented for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 include the operations of Hirschmann beginning March 14, 2012.

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method.  The Company's share of its equity method investees' earnings or losses is included in Other Income (Expense) in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). The Company eliminates its pro rata share of gross profit on sales to its equity method investees for inventory on hand at the investee at the end of the year. Investments in which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

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

d)Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds with original maturities of three months or less when purchased.  Cash and cash equivalents amounted to $8,448 and $10,603 at February 28, 2015 and February 28, 2014, respectively.  Cash amounts held in foreign bank accounts amounted to $8,072 and $9,080 at February 28, 2015 and February 28, 2014, respectively. The majority of these amounts are in excess of government insurance. The Company places its cash and cash equivalents in institutions and funds of high credit quality. We perform periodic evaluations of these institutions and funds.

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
Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets and liabilities measured at fair value on a recurring basis at February 28, 2015:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$8,448	$8,448	$—
Derivatives
Designated for hedging	$3,111	$—	$3,111

Investment securities:
Trading securities	$4,511	$4,511	$—
Available-for-sale securities	15	15	—
Other investments at amortized cost (a)	8,162	—	—
Total investment securities	$12,688	$4,526	$—

The following table presents assets and liabilities measured at fair value on a recurring basis at February 28, 2014:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$10,603	$10,603	$—
Derivatives
Designated for hedging	$(963)	$—	$(963)
Investment securities:
Trading securities	$4,234	$4,234	$—
Available-for-sale securities	3	3	—
Other investments at amortized cost (a)	9,865	—	—
Total investment securities	$14,102	$4,237	$—

(a)
Included in this balance is the Company's held-to-maturity investment in bonds issued by the Venezuelan government, which are recorded at amortized cost taking into consideration the currency devaluation in Venezuela (See Note 1(f)). Additionally, this amount includes investments in three non-controlled corporations accounted for by the cost method (See Note 1(f)). The fair value of these investments would be based upon Level 3 inputs. At February 28, 2015 and 2014, it is not practicable to estimate the fair values of these bonds and cost method investments.

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
Derivative Instruments
The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases, local operating expenses, as well as its general economic exposure to foreign currency fluctuations created in the normal course of business. During Fiscal 2014, the Company also entered into three interest rate swap agreements, two of which hedge interest rate exposure related to the forecasted outstanding borrowings on a portion of its credit facility ("Credit Facility") (see Note 6), and the third hedges interest rate exposure related to the forecasted outstanding balance of one of its mortgage notes, with monthly payments due through May 2023. The two swap agreements related to the Credit Facility lock the Company's LIBOR rates at 0.515% and 0.518% (exclusive of credit spread) for the respective agreements through the swaps' maturities on February 28, 2017 and April 29, 2016, respectively. The notional amounts of these two swaps were $30,000 and $25,000 at February 28, 2015. The swap agreement related to the Company's mortgage locks the interest rate on the debt at 3.92% (inclusive of credit spread) through the end of the mortgage. The notional amount of this swap was $6,500 at February 28, 2015. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts range from 1 - 12 months and are classified in the balance sheet according to their terms. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either non-current assets or non-current liabilities based on the fair value of the instruments at the end of the period.
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is recognized as incurred through Other Income (Expense) in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) and amounted to $(85), $(156) and $30 for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 respectively.

Financial Statement Classification
The Company holds derivative instruments that are designated as hedging instruments. The following table discloses the fair value as of February 28, 2015 and February 28, 2014 for derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	February 28, 2015	February 28, 2014
Designated derivative instruments
Foreign currency contracts	Accrued expenses and other current liabilities	$—	$(784)
	Prepaid expenses and other current assets	3,180	—
Interest rate swaps	Other long term liabilities	(69)	(179)

Total derivatives		$3,111	$(963)

In connection with the acquisition of Hirschmann, on March 14, 2012, the Company acquired contracts which were unable to qualify for hedge accounting. None of these contracts remained outstanding at February 28, 2015 and February 28, 2014. Four of these contracts settled during the year ended February 28, 2014 for a gain of $32. During the twelve months ended February 28, 2013, the Company recorded gains on the change in fair value of these derivatives of $48 in Other Income (Expense) in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss) and a gain upon the settlement of such contracts of $106.
Cash flow hedges
During Fiscal 2015, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $38,440 and are designated as cash flow hedges. For cash flow hedges, the effective portion of the gain or loss is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.
Activity related to cash flow hedges recorded during the twelve months ended February 28, 2015 and February 28, 2014 was as follows:

	February 28, 2015			February 28, 2014
	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$5,118	$541	$(85)	$(1,061)	$(406)	$(156)
Interest rate swaps	$110	$—	$—	$(179)	$—	$—

The net loss recognized in other comprehensive income for foreign currency contracts is expected to be recognized in cost of sales within the next eighteen months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. As of February 28, 2015, no contracts originally designated for hedged accounting were de-designated or terminated.
f)Investment Securities

In accordance with the Company's investment policy, all long and short-term investment securities are invested in "investment grade" rated securities. As of February 28, 2015 and February 28, 2014, the Company had the following investments:

	February 28, 2015			February 28, 2014
	Cost Basis	Unrealized holding gain/(loss)	Fair Value	Cost Basis	Unrealized holding gain/(loss)	Fair Value
Investment Securities
Marketable Securities
Trading
Deferred Compensation	$4,511	$—	$4,511	$4,234	$—	$4,234
Available-for-sale
Cellstar	—	15	15	—	3	3
Held-to-maturity Investment	275	—	275	7,640	—	7,640
Total Marketable Securities	4,786	15	4,801	11,874	3	11,877
Other Long-Term Investments	7,887	—	7,887	2,225	—	2,225
Total Investment Securities	$12,673	$15	$12,688	$14,099	$3	$14,102

Current Investments

Held-to-Maturity Investment

Current investments include an investment in sovereign bonds issued by the Venezuelan government, which is classified as held-to-maturity and accounted for under the amortized cost method. These bonds mature in March 2015 and are classified as current assets at February 28, 2015.
The Company recorded remeasurement losses during Fiscal 2015 totaling $(7,396) in Other Income (Expense). The remeasurement loss was based on a change in the exchange rate anticipated upon redemption of the bonds.  In September 2014, the Company received information, in addition to receipt of its semi-annual interest payment, that this redemption rate would be the official exchange rate of 6.3 Bolivars/$1 which differed from the SICAD 2 rate previously used to remeasure the bonds during the first quarter of Fiscal 2015, as well as the SIMADI rate used to remeasure the Venezuela subsidiary's financial statements (except for the bonds), at February 28, 2015 (See Note 1(p) for definitions). These bonds matured in March 2015 and the Company received the balance due of $275.

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

A decline in the market value of any held to maturity or available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.  The Company considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other-than-temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company's intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value. No other-than-temporary losses were incurred for the years ended February 28, 2015, February 28, 2014 or February 28, 2013.

Other Long-Term Investments

Other long-term investments include investments in three non-controlled corporations accounted for by the cost method. The Company's investment in Rx Networks totaled $1,887 and $2,225 at February 28, 2015 and February 28, 2014, respectively, and we held 15.3% of the outstanding shares of this company as of February 28, 2015. During Fiscal 2015, the Company received a payment of $250 from Rx Networks as a repayment of funds loaned to the company in Fiscal 2013. No additional investments or loans were made in or to Rx Networks in Fiscal 2014 or Fiscal 2015. During Fiscal 2015, the Company invested $3,000 each in Eyelock, Inc. and EyeSee360, Inc. The Company holds 4.1% and 6.5% of the outstanding shares, or their convertible equivalents, of these two companies, respectively, as of February 28, 2015. The total balance of these three investments at February 28, 2015 was $7,887.

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

The Company includes all costs incurred for shipping and handling as cost of sales and all amounts billed to customers as revenue. During the years ended February 28, 2015, February 28, 2014, and February 28, 2013, freight costs expensed through cost of sales amounted to $17,530, $19,221 and $18,762, respectively and freight billed to customers amounted to $1,167, $1,543 and $990, respectively.

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

Accounts receivable is comprised of the following:

	February 28, 2015	February 28, 2014
Trade accounts receivable and other	$110,447	$155,132
Less:
Allowance for doubtful accounts	6,491	6,889
Allowance for cash discounts	1,190	1,189
	$102,766	$147,054

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

The Company has supply chain financing agreements ("factoring agreements") with certain financial institutions to accelerate receivable collection and better manage cash flow. Under the factoring agreements, the Company has agreed to sell these institutions certain of its accounts receivable balances. For those accounts receivables tendered to the banks and that the banks choose to purchase, the banks have agreed to advance an amount equal to the net accounts receivable balances due, less a discount as set forth in the respective agreements. The factored balances under these agreements are sold without recourse and are accounted for as sales of accounts receivable. The Company's most recent factoring agreement was entered into by Hirschmann during the fourth quarter of Fiscal 2015, which enables the subsidiary to factor up to €17,000 of its accounts receivable balance at a time. Total balances factored under all agreements, net of discounts, for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 were approximately $182,000, $100,000 and $77,000, respectively. Fees incurred in connection with the factoring agreements totaled $866, $258 and $213 for the years ended February 28, 2015, February 28, 2014 and February 28, 2013, respectively.

i)Inventory

The Company values its inventory at the lower of the actual cost to purchase (primarily on a weighted moving-average basis with a portion valued at standard cost, which approximates actual costs on the first-in, first-out basis) and/or the current estimated market value of the inventory. Market value of inventory does not exceed the net realizable value of the inventory and is not less than the net realizable value of such inventory, less an allowance for a normal profit margin. The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily on selling prices, indications from customers based upon current price negotiations and purchase orders.  The Company's industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand. In addition, and as necessary, specific reserves for future known or anticipated events may be established.  The Company recorded inventory write-downs of $2,877, $3,602 and $4,300 for the years ended February 28, 2015, February 28, 2014 and February 28, 2013, respectively.

Inventories by major category are as follows:

	February 28, 2015	February 28, 2014
Raw materials	$47,307	$32,193
Work in process	3,722	4,664
Finished goods	105,620	107,482
Inventory, net	$156,649	$144,339

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

A summary of property, plant and equipment, net, is as follows:

	February 28, 2015	February 28, 2014
Land	$8,761	$6,652
Buildings	37,078	44,378
Property under capital lease	1,557	8,473
Furniture and fixtures	5,066	4,951
Machinery and equipment	31,052	30,512
Construction-in-progress	1,845	1,856
Computer hardware and software	36,550	33,738
Automobiles	1,459	1,236
Leasehold improvements	7,192	10,505
	130,560	142,301
Less accumulated depreciation and amortization	60,777	59,079
	$69,783	$83,222

Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20-30 years
Furniture and fixtures	5-10 years
Machinery and equipment	5-10 years
Computer hardware and software	3-5 years
Automobiles	3 years

Leasehold improvements are depreciated over the shorter of the lease term or estimated useful life of the asset. Assets acquired under capital leases are amortized over the term of the respective lease. Accumulated amortization of assets under capital lease totaled $817 and $4,475 at February 28, 2015 and 2014, respectively. During December 2014, the Company terminated one of its capital leases, which had been leased from a related party (See Note 11).

Depreciation and amortization of property, plant and equipment amounted to $10,187, $10,252 and $10,440 for the years ended February 28, 2015, February 28, 2014 and February 28, 2013, respectively. Included in depreciation and amortization expense is amortization of computer software costs of $1,200, $1,300 and $794 for the years ended February 28, 2015, February 28, 2014 and February 28, 2013, respectively. Also included in depreciation and amortization expense is $455, $439 and $483 of amortization expense related to property under capital leases for the years ended February 28, 2015, February 28, 2014 and February 28, 2013, respectively.

Refer to Note 1(p) for discussion of long-lived asset impairment charges recorded for the year ended February 28, 2015 related to buildings held by the Company's Venezuela subsidiary.

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

ASC 350 requires that goodwill and intangible assets with indefinite useful lives be tested for impairment at least annually or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying amount.  Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives and reviewed for impairment if indicators of impairment exist. To determine the fair value of goodwill and intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. Management has the ability to influence the outcome and ultimate results based on the assumptions and estimates chosen. If a significant change in these assumptions and/or estimates occurs, the Company could experience impairment charges, in addition to those noted below, in future periods.

Goodwill is tested using a two-step process. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is considered impaired if the carrying amount of the reporting unit's goodwill exceeds its estimated fair value. For intangible assets with indefinite lives, primarily trademarks, the Company compared the fair value of each intangible asset with its carrying amount. Intangible assets with indefinite lives are considered impaired if the carrying value exceeds the fair value. The cost of other intangible assets with definite lives is amortized on a straight-line basis over their respective lives.

Voxx's reporting units that carry goodwill are Hirschmann, Invision and Klipsch. The Company has three operating segments based upon its products and internal organizational structure (see Note 13). These operating segments are the Automotive, Premium Audio and Consumer Accessories segments. The Hirschmann and Invision reporting units are located within the Automotive segment and the Klipsch reporting unit is located within the Premium Audio segment. The discount rate (developed using a weighted average cost of capital analysis) used in the goodwill test ranged from 13.3% to 13.7% for the February 28, 2015 testing date. Based on the Company's goodwill impairment assessment, all reporting units with goodwill had estimated fair values as of February 28, 2015 that exceeded their carrying values. The goodwill balances of Hirschmann, Invision and Klipsch at February 28, 2015 are $51,968, $7,373 and $46,533, respectively.

For the year ended February 28, 2014, upon completion of the annual Step 1 assessment, the estimated fair value of the Klipsch reporting unit did not exceed its carrying amount, including goodwill. As a result, the second phase of the goodwill impairment test ("Step 2") was performed specific to Klipsch. Under Step 2, the fair value of all Klipsch's assets and liabilities were estimated, including tangible and intangible assets. The implied fair value of the goodwill as a residual was then compared to the recorded goodwill to determine the amount of impairment. As a result of this analysis, an impairment charge of $32,163 was recorded for goodwill for the fiscal year ended February 28, 2014 in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss) within the Premium Audio segment.

To estimate the fair value of the indefinite-lived intangible assets, we utilized a Relief-from-Royalty Method, applying royalty rates of 0.8% to 7.5% for the relative trademarks and domain name after reviewing comparable market rates, the profitability of the products associated with relative intangible assets, and other qualitative factors. We determined that risk-adjusted discount rates ranging from 13% to 14.4% were appropriate as a result of weighted average cost of capital analyses. As a result of this analysis, it was determined the Company's indefinite lived trademarks were not impaired at February 28, 2015. Impairment losses of $21,715 were recorded related to indefinite lived intangible assets during the year ended February 28, 2014. As a result of the impairment recorded in Fiscal 2014, indicators of impairment existed which required the Company to evaluate the related long-lived assets at the lowest level for which there are separately identifiable cash flows. As a result of this further analysis, no additional impairments of the long-lived assets were recorded other than the abandonment noted below as of February 28, 2014.

The Fiscal 2014 impairment charges were the result of various indicators that occurred during the fourth quarter of the fiscal year. Specifically, certain of our consumer electronic and premium audio product lines experienced significantly lower than expected performance. In addition, indications of near-term shortfalls for certain products within these lines were apparent. Taking these factors into account, along with long-term industry forecasts, the Company had re-evaluated its projections. Further, some of the weighted-average cost of capital rates increased in Fiscal 2014 as a result of higher stock volatility of market participants, as compared to overall market returns. All of these factors led to the Fiscal 2014 impairment charges for goodwill and indefinite lived intangibles.

During the fourth quarter of Fiscal 2014, the Company made a business decision to abandon its Technuity business and restructure the marketing and use of the Company's domain name. These decisions resulted in an impairment of the related definite and indefinite lived intangible assets, as well as the long-lived assets in accordance with ASC360 "Property, Plant and Equipment" ("ASC 360"). As a result, an impairment charge of $3,683 was recorded related to both definite and indefinite lived tradenames, customer relationships and long-lived fixed assets.

Management has determined that the current lives of its long-lived assets are appropriate. Management has determined that there were no other indicators of impairment that would cause the carrying values related to intangible assets with definite lives to exceed their expected future cash flows at February 28, 2015.

Goodwill

The change in the carrying amount of goodwill is as follows:

	February 28, 2015	February 28, 2014	February 28, 2013
Beginning of period	$117,938	$146,680	$86,069
Goodwill acquired	—	—	60,611
Foreign currency differences	(12,064)	3,421	—
Impairment charge	—	(32,163)	—
End of period	$105,874	$117,938	$146,680

Gross carrying amount	$138,037	$150,101	$146,680
Accumulated impairment losses	(32,163)	(32,163)	—
Net carrying amount	$105,874	$117,938	$146,680

	February 28, 2015	February 28, 2014	February 28, 2013
Automotive
Beginning of period	$71,405	$67,984	$7,373
Goodwill acquired	—	—	60,611
Foreign currency differences	(12,064)	3,421	—
End of period	$59,341	$71,405	$67,984

Gross carrying amount	$59,341	$71,405	$67,984
Accumulated impairment charge	—	—	—
Net carrying amount	$59,341	$71,405	$67,984

Premium Audio
Beginning of period	$46,533	$78,696	$78,696
Impairment charge	—	(32,163)	—
End of period	$46,533	$46,533	$78,696

Gross carrying amount	$78,696	$78,696	$78,696
Accumulated impairment charge	(32,163)	(32,163)	—
Net carrying amount	$46,533	$46,533	$78,696

Total goodwill, net	$105,874	$117,938	$146,680

Note: The Company's Consumer Accessories segment did not carry a balance for goodwill at February 28, 2015, February 28, 2014 or February 28, 2013.
Intangible Assets

	February 28, 2015
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (5-20 years)	$62,506	$19,316	$43,190
Trademarks/Tradenames (3-12 years)	415	383	32
Patents (5-13 years)	8,831	3,365	5,466
License (5 years)	1,400	1,400	—
Contract subject to amortization (5 years)	1,556	1,556	—
Total finite-lived intangible assets	$74,708	$26,020	48,688
Indefinite-lived intangible assets
Trademarks			109,767
Total net intangible assets			$158,455

	February 28, 2014
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (5-20 years)	$68,231	$16,381	$51,850
Trademarks/Tradenames (3-12 years)	415	377	38
Patents (5-10 years)	10,357	2,879	7,478
License (5 years)	1,400	1,400	—
Contract subject to amortization (5 years)	1,556	1,474	82
Total finite-lived intangible assets	$81,959	$22,511	59,448
Indefinite-lived intangible assets
Trademarks			114,864
Total net intangible assets			$174,312

The weighted-average remaining amortization period for amortizing intangibles as of February 28, 2015 is approximately 11 years. The Company expenses the renewal costs of patents as incurred. The weighted-average period before the next patent renewal is approximately 8 years.

Amortization expense for intangible assets amounted to $5,378, $5,931 and $5,790 for the years ended February 28, 2015, February 28, 2014 and February 28, 2013, respectively.  At February 28, 2015, the estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding five years is as follows:

Fiscal Year	Amount
2016	$5,584
2017	5,569
2018	5,513
2019	5,347
2020	5,333

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

Other trade allowances are additional sales incentives the Company provides to customers subsequent to the related revenue being recognized. The Company records the provision for these additional sales incentives at the latter of when the sales incentive is offered or when the related revenue is recognized. Such additional sales incentives are based upon a fixed percentage of the selling price to the customer, a fixed amount per unit, or a lump-sum amount.

The accrual balance for sales incentives at February 28, 2015 and February 28, 2014 was $14,097 and $17,401, respectively.  Although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customers and the lack of claims made by customers, could have a significant impact on the sales incentives liability and reported operating results.

For the years ended February 28, 2015, February 28, 2014 and February 28, 2013, reversals of previously established sales incentive liabilities amounted to $1,302, $1,990 and $3,350, respectively. These reversals include unearned and unclaimed sales incentives. Reversals of unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates are reversed into income in the period when the customer did not reach the required minimum purchases of product during the specified time. Unearned sales incentives for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 amounted to $1,294, $1,935 and $2,933, respectively.  Unclaimed sales incentives are sales incentives earned by the customer, but the customer has not claimed payment from the Company within the claim period (period after program has ended). Unclaimed sales incentives for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 amounted to $8, $55 and $417, respectively.

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

A summary of the activity with respect to accrued sales incentives is provided below:

	Year Ended	Year Ended	Year Ended
	February 28, 2015	February 28, 2014	February 28, 2013
Opening balance	$17,401	$16,821	$18,154
Accruals	35,350	37,114	35,636
Payments and credits	(37,352)	(34,544)	(33,619)
Reversals for unearned sales incentives	(1,294)	(1,935)	(2,933)
Reversals for unclaimed sales incentives	(8)	(55)	(417)
Ending balance	$14,097	$17,401	$16,821

The majority of the reversals of previously established sales incentive liabilities pertain to sales recorded in prior periods.

m)Advertising

Excluding co-operative advertising, the Company expensed the cost of advertising, as incurred, of $10,722, $12,097 and $9,499 for the years ended February 28, 2015, February 28, 2014 and February 28, 2013, respectively.

n)Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $20,777, $21,267 and $15,890 for the years ended February 28, 2015, February 28, 2014 and February 28, 2013, respectively, net of customer reimbursement, and are included within Engineering and Technical Support expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company enters into development and long-term supply agreements with certain of its OEM customers. Revenues earned from the development services are recorded based upon the milestone method of revenue recognition provided certain criteria are met. Amounts due from the OEM customers for development services are reflected as a reduction of research and development expense because the performance of contract development services is not central to the Company's operations. For the years ended February 28, 2015, February 28, 2014 and February 28, 2013, the Company recorded $7,269, $6,879 and $3,686, respectively, of development service revenue as a reduction of research and development expense based upon the achievement of a milestone.

o)Product Warranties and Product Repair Costs

The Company generally warranties its products against certain manufacturing and other defects. The Company provides warranties for all of its products ranging from 90 days to the lifetime of the product. Warranty expenses are accrued at the time of sale based on the Company's estimated cost to repair expected product returns for warranty matters. This liability is based primarily on historical experiences of actual warranty claims as well as current information on repair costs and contract terms with certain manufacturers. The warranty liability of $8,317 and $11,033 is recorded in Accrued Expenses in the accompanying Consolidated Balance Sheets as of February 28, 2015 and February 28, 2014, respectively. In addition, the Company records a reserve for product repair costs which is based upon the quantities of defective inventory on hand and an estimate of the cost to repair such defective inventory. The reserve for product repair costs of $1,695 and $1,445 is recorded as a reduction to inventory in the accompanying Consolidated Balance Sheets as of February 28, 2015 and February 28, 2014, respectively. Warranty claims and product repair costs expense for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 were $7,948, $10,048 and $13,009, respectively.

In Fiscal 2013, Subaru of America recalled certain vehicles as a result of potentially faulty remote start devices for which Voxx was the distributor. At February 28, 2015, the Company has a receivable balance of $1,118 from one of the Company's suppliers, who has agreed to replace 100% of these devices.

Changes in the Company's accrued product warranties and product repair costs are as follows:

	Year Ended	Year Ended	Year Ended
	February 28, 2015	February 28, 2014	February 28, 2013
Beginning balance	$12,478	$14,551	$8,795
Liabilities acquired during acquisitions	—	—	1,799
Liabilities accrued for warranties issued during the year and repair cost	7,948	10,048	13,009
Warranty claims settled during the year	(10,414)	(12,121)	(9,052)
Ending balance	$10,012	$12,478	$14,551

p)Foreign Currency

Assets and liabilities of those subsidiaries and former equity investees located outside the United States whose cash flows are primarily in local currencies have been translated at rates of exchange at the end of the period or historical exchange rates, as appropriate in accordance with ASC 830, "Foreign Currency Matters" ("ASC 830"). Revenues and expenses have been translated at the weighted-average rates of exchange in effect during the period.  Gains and losses resulting from translation are recorded in the cumulative foreign currency translation account in Accumulated Other Comprehensive Income (Loss). For the years ended February 28, 2015, February 28, 2014 and February 28, 2013, the Company recorded foreign currency transaction (losses)/gains in the amount of $(6,504), $(1,079) and $445, respectively.

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

In February 2013, the Venezuelan government announced the devaluation of the Bolivar Fuerte, moving the official exchange rate from 4.3 to 6.3 Bolivars per U.S. dollar. The devaluation resulted in a one time net gain of approximately $2,400 in Fiscal 2013, a portion of which was related to the elimination of the country's regulated foreign currency exchange system at the time, SITME, and recognized by the Company within Cost of Sales and Other Income (Expense). Concurrent with this action, the Venezuelan government established a new auction-based exchange rate market program, referred to as Complementary System for the Administration of Foreign Currency (“SICAD”). The amount of transactions that have run through the SICAD and restrictions around participation have limited our access to any foreign exchange rate other than the official rate to pay for imported goods and manage our local monetary asset balances. Although the official exchange rate remained at 6.3 during Fiscal 2014, the government announced in January 2014 that the exchange rate for goods and services deemed non-essential would move to the rate available on the expanded SICAD currency market, which was 11.7 at February 28, 2014 (referred to as SICAD 1). In March 2014, a new exchange control mechanism was opened by the government, referred to as SICAD 2, which was not restricted by auction and was deemed available for all types of transactions. The use of the SICAD 1 rate was dependent upon the availability of auctions, and was not indicative of a free market exchange, as only designated industries could bid into individual auctions and the highest bids were not always recognized by the Venezuelan government. The Company, therefore, used the SICAD 2 rate for its Venezuelan subsidiary for the quarters ended May 31, 2014, August 31, 2014 and November 30, 2014, which was approximately 50 Bolivar Fuerte/$1 at each respective quarter end, with the exception of the Company's investment in Venezuelan government issued sovereign bonds (See Note 1(f)). In February 2015, the Venezuelan government introduced another new currency system, referred to as the Marginal Currency System, or SIMADI rate. This market-based exchange system consists of a mechanism from which both businesses and individuals are allowed to purchase and sell foreign currency at the price set by the market. In conjunction with this introduction, SICAD 2 was annulled and combined with the former SICAD 1, reverting to its original title of SICAD, exclusively applicable to non-essential goods and subject to available auctions. The SICAD rate at February 28, 2015 was 12 Bolivar Fuerte/$1 and the official exchange rate remained at 6.3 Bolivar Fuerte/$1, to be used for preferential goods only. The SIMADI rate at February 28, 2015 was approximately 177 Bolivar Fuerte/$1 and has been used by the Company for its Venezuelan subsidiary at February 28, 2015, except for the government bonds. A net currency exchange loss of $(7,104) was recorded for the year ended February 28, 2015, which includes the remeasurement loss on the Company's Venezuelan bonds of $(7,396), as described in Note 1(f), and is included in Other Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income (Loss).

The Company holds certain long-lived assets in Venezuela, which include a warehouse the subsidiary has used for its automotive operations, which are currently suspended, as well as other rental properties. All of these properties are held for investment purposes as of February 28, 2015. During the fourth quarter of Fiscal 2015, the Company made an assessment of the recoverability of these properties in Venezuela as a result of the country's continued economic deterioration, which includes the introduction of the SIMADI rate in February 2015 and the simultaneous merger of the SICAD 1 and SICAD 2 rates, as discussed above. In testing the recoverability of its investment properties, the Company considered the undiscounted cash flows expected to be received from these properties, the length of time the properties have been held, the volatile market conditions, the Company’s financial condition, and the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value and concluded that the future undiscounted cash flows did not recover the net book value for the long-lived assets. Based on these results, the Company further obtained independent third party appraisals for each of the properties to determine their fair values. The Company has concluded, as a result of all analyses performed, that these properties were impaired as of February 28, 2015 and has recorded an impairment charge of $(9,304), which is included in Other Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income (Loss). The remaining value of the Company's properties held for investment purposes in Venezuela is $3,794 as of February 28, 2015.

Our automotive business in Venezuela and our ability to obtain U.S. dollars are impacted by the continued economic instability, increasing inflation and currency restrictions imposed by the government. The Company continues to monitor this situation closely and will continue to evaluate its local properties. Further devaluations or regulatory actions could further impair the carrying value of these properties.

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

There are no reconciling items which impact the numerator of basic and diluted net income per common share.  A reconciliation between the denominator of basic and diluted net income per common share is as follows:

	Year Ended	Year Ended	Year Ended
	February 28, 2015	February 28, 2014	February 28, 2013
Weighted-average number of common shares outstanding (basic)	24,330,361	24,109,270	23,415,570
Effect of dilutive securities:
Stock options, warrants and restricted stock	—	—	201,531
Weighted-average number of common and potential common shares outstanding (diluted)	24,330,361	24,109,270	23,617,101

Stock options and stock warrants totaling 412,236, 137,899 and 90,735 for the years ended February 28, 2015, February 28, 2014 and February 28, 2013, respectively, were not included in the net income per common share calculation because the exercise price of these options and warrants was greater than the average market price of the Company's common stock during the period.

s)Other Income (Expense)

Other income (expense) is comprised of the following:

	Year Ended	Year Ended	Year Ended
	February 28, 2015	February 28, 2014	February 28, 2013
(Loss) on foreign currency contracts related to Hirschmann acquisition	$—	$—	$(2,670)
Net settlement gains (losses) (see Note 14)	—	4,443	(1,661)
Foreign currency gain (loss) (excluding Venezuela)	599	(1,256)	922
Interest income	376	689	685
Rental income	1,045	1,519	1,120
Miscellaneous	(525)	6,472	(552)
Total other, net	$1,495	$11,867	$(2,156)

Miscellaneous for the year ended February 28, 2014 includes income of $4,370 related to an unanticipated settlement payment that a customer made to Hirschmann subsequent to the expiration of a contract.

t)Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of

Long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with ASC 360 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to their estimated fair market value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Refer to Note 1(p) for the discussion of the impairment of long-lived assets held in Venezuela for the year ended February 28, 2015. Refer to Note 1(k) for the discussion of the ASC360 impairment analysis and results for the year ended February 28, 2014.

u)Accounting for Stock-Based Compensation

The Company has a stock-based compensation plan under which employees and non-employee directors may be granted incentive stock options ("ISO's") and non-qualified stock options ("NQSO's") to purchase shares of Class A common stock. Under the plan, the exercise price of the ISO's will not be less than the market value of the Company's Class A common stock or greater than 110% of the market value of the Company's Class A common stock on the date of grant. The exercise price of the NQSO's may not be less than 50% of the market value of the Company's Class A common stock on the date of grant. The plan permits for options to be exercised at various intervals as determined by the Board of Directors. However, the maximum expiration period is ten years from date of grant. The vesting requirements are determined by the Board of Directors at the time of grant.  Exercised options are issued from authorized Class A common stock.  As of February 28, 2015, approximately 1,437,000 shares were available for future grants under the terms of these plans.

Options are measured at the fair value of the award at the date of grant and are recognized as an expense over the requisite service period. Compensation expense related to stock-based awards with vesting terms are amortized using the straight-line attribution method.

The Company granted 125,000 options in October 2014, which vest on October 16, 2015, expire two years from date of vesting (October 16, 2017), have an exercise price equal to $7.76, $0.25 above the sales price of the Company’s stock on the day prior to the date of grant, have a contractual term of 3.0 years and a grant date fair value of $2.78 per share determined based upon a Black-Scholes valuation model. These options are included in the outstanding options and warrants table below and are not yet exercisable at February 28, 2015.

In addition, the Company issued 15,000 warrants in October 2014 to purchase the Company’s common stock with the same terms as those of the options above as consideration for future legal and professional services. These warrants are included in the outstanding options and warrants table below and are not yet exercisable at February 28, 2015.

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

In addition, the Company issued 17,500 warrants during December of 2012 to purchase the Company's common stock with the same terms as those of the options above as consideration for future legal and professional services. These warrants have all been exercised as of February 28, 2015.

The per share weighted-average fair value of stock options granted during the years ended  February 28, 2015 and February 28, 2013 were $2.78 and $1.99 on the respective dates of grant. There were no stock options granted during the year ended February 28, 2014.

The fair value of stock options and warrants on the date of grant, and the assumptions used to estimate the fair value of the stock options and warrants using the Black-Scholes option valuation model granted during the year was as follows:

	Year Ended	Year Ended
	February 28, 2015	February 28, 2013
Dividend yield	0%	0%
Volatility	56.0%	51.3%
Risk-free interest rate	0.80%	0.32%
Expected life (years)	3.0	2.5

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

The Company recognized stock-based compensation expense (before deferred income tax benefits) for awards granted under the Company’s stock option plans in the following line items in the Consolidated Statement of Operations and Comprehensive Income (Loss):

	Year Ended	Year Ended	Year Ended
	February 28, 2015	February 28, 2014	February 28, 2013
Cost of sales	$9	$10	$5
Selling expense	39	50	25
General and administrative expenses	111	300	149
Engineering and technical support	3	3	3
Stock-based compensation expense before income tax benefits	$162	$363	$182

Net income was impacted by $102 (after tax), $228 (after tax) and $113 (after tax) in stock based compensation expense or $0.00, $0.01 and $0.00 per diluted share for the years ended February 28, 2015, February 28, 2014 and February 28, 2013, respectively.

Information regarding the Company's stock options and warrants are summarized below:

	Number of Shares	Weighted- Average Exercise Price
Outstanding and exercisable at February 29, 2012	1,070,625	$6.72
Granted	273,750	6.79
Exercised	(400,302)	6.49
Forfeited/expired	(26,250)	6.37
Outstanding and exercisable at February 28, 2013	917,823	6.85
Granted	—	—
Exercised	(838,619)	6.85
Forfeited/expired	—	—
Outstanding and exercisable at February 28, 2014	79,204	6.79
Granted	140,000	7.76
Exercised	(15,000)	6.79
Forfeited/expired	—	—
Outstanding at February 28, 2015	204,204	$7.46
Exercisable at February 28, 2015	64,204	$6.79

At February 28, 2015, the Company had unrecognized compensation costs of $227. These costs will be recognized through October 2015.

Summarized information about stock options outstanding as of February 28, 2015 is as follows:

			Stock Options Outstanding
Exercise Price Range			Number of Shares	Weighted- Average Exercise Price of Shares	Weighted- Average Life Remaining in Years
6.79	-	7.76	204,204	$7.46	1.90

The aggregate pre-tax intrinsic value (the difference between the Company’s average closing stock price for the last quarter of Fiscal 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 28, 2015 was $1,899.  This amount changes based on the fair market value of the Company’s stock.  The total intrinsic values of options exercised for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 were $26, $4,671 and $1,845, respectively

A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates prior to the release of the restrictions. Shares under restricted stock grants are not issued to the grantees before they vest. The grantees cannot transfer the rights to receive shares before the restricted shares vest.

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

During Fiscal 2014, the Company established the Supplemental Executive Retirement Plan ("SERP") (refer to Note 10(b)) and concurrently granted 84,588 shares of restricted stock. The restricted stock was granted based on certain performance criteria and vest on the later of three years from the date of participation in the SERP, or the grantee reaching the age of 65 years. There are no market conditions inherent in the award, only an employee performance requirement, and the service requirement that the respective employee continues employment with the Company through the vesting date. The Company will expense the cost of the restricted stock awards on a straight-line basis over the requisite service period of each employee or a maximum of 12.75 years. The fair market value of the restricted stock of $13.62 per share was determined based on the closing price of the Company's common stock on the grant date. In December 2014, the Company granted an additional 118,058 shares of restricted stock to employees participating in the SERP, with a fair market value of $7.77 per share.

The following table presents a summary of the Company's restricted stock activity for the year ended February 28, 2015:

	Number of shares (in thousands)	Weighted Average Grant Date Fair Value
Balance at February 29, 2012	66,667	$7.60
Granted	—	$—
Vested	(33,333)	$7.60
Forfeited	—	$—
Balance at February 28, 2013	33,334	$7.60
Granted	84,588	13.62
Vested	(33,334)	7.60
Forfeited	—	—
Balance at February 28, 2014	84,588	$13.62
Granted	118,058	$7.77
Vested	—	$—
Forfeited	—	$—
Balance at February 28, 2015	202,646	$10.21

During the years ended February 28, 2015, February 28, 2014 and February 28, 2013 the Company recorded $359, $278 and $253, respectively, in stock-based compensation related to restricted stock awards. As of February 28, 2015, unrecognized stock-based compensation expense related to unvested restricted stock awards was $1,685 and will be recognized over the requisite service period of each employee or a maximum of 12.75 years.

v)Accumulated Other Comprehensive Loss

	Foreign Exchange Losses	Unrealized losses on investments, net of tax	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship	Total
Balance at 2/28/14	$235	$(74)	$(1,319)	$(715)	$(1,873)
Other comprehensive income (loss) before reclassifications	(33,170)	(27)	(1,423)	3,638	(30,982)
Reclassified from accumulated other comprehensive loss	—	—	—	(380)	(380)
Net current-period other comprehensive income (loss)	(33,170)	(27)	(1,423)	3,258	(31,362)
Balance at 2/28/15	$(32,935)	$(101)	$(2,742)	$2,543	$(33,235)

During the years ended February 28, 2015 and February 28, 2014, the Company recorded tax related to unrealized losses on investments of $0, pension plan adjustments of $678 and $91, respectively and derivatives designated in a hedging relationship of $1,240 and $195, respectively.

w)New Accounting Pronouncements

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

In February 2015, the FASB issued ASC 2015-02, "Consolidation (Topic 810) - Amendments to the Consolidation Analysis." This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Company does not expect this standard to have a significant impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public companies, this update is effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. Early adoption is permitted. The Company does not expect this standard to have a significant impact on its consolidated financial statements and has not yet concluded whether it will adopt ASU 2015-03 prior to the effective date.

2)           Business Acquisitions

Hirschmann

On March 14, 2012 (the "Closing Date"), Voxx, through its wholly-owned subsidiary VOXX International (Germany) GmbH ("Voxx Germany"), purchased the stock of Car Communication Holding GmbH, a recognized tier-1 supplier of communications and infotainment solutions, primarily to the automotive industry, pursuant to the Sale and Purchase Agreement for €87,571 ($114,397 based upon the rate of exchange as of the close of business on the Closing Date) subject to an adjustment for working capital plus related transaction fees and expenses. The acquisition of Hirschmann further diversifies Voxx's offerings and creates strategic opportunities for the Company to leverage Hirschmann's advanced technologies. The Company believes this will lead to more advanced and creative mobile electronic products and continued growth with car manufacturers worldwide.

On the Closing Date, the Company, certain of its directly and indirectly wholly-owned domestic subsidiaries, and Voxx Germany (collectively, the "Borrowers") entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"), as Agent, and the other lenders party thereto. The Company borrowed approximately $148,000 under the Credit Agreement on the Closing Date and used a portion of the proceeds from such borrowing to fund Voxx Germany's acquisition of Hirschmann. On the Closing Date, the Company also repaid and terminated its existing asset-based loan facility with Wells Fargo Capital Finance, LLC.

In order to hedge the fluctuation in the exchange rate before closing, the Company entered into two forward contracts totaling $63,750, both due in Fiscal 2013. The forward contracts were not designated for hedging, and as such, were marked to market at February 29, 2012 and when they were settled in the first quarter of Fiscal 2013. A foreign currency loss of $2,670 was recorded in Fiscal 2013 when the contracts were settled, reflecting the loss on settlement.

Net sales attributable to Hirschmann in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 were approximately $174,256, $173,612 and $153,310, respectively.

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

Acquisition related costs relating to this acquisition of $1,526 were expensed as incurred during the year ended February 28, 2013 and are included in acquisition-related costs for these respective periods in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Pro-forma Financial Information

The following unaudited pro-forma financial information for the year ended February 28, 2013 represents the results of the Company's operations as if Hirschmann was included for the full year of Fiscal 2013. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods.

Year Ended
February 28, 2013
Net Sales	$843,091
Net income	26,624
Net income per share-diluted	$1.13

The above pro-forma results include certain adjustments for the periods presented to adjust the financial results and give consideration to the assumption that the acquisition of Hirschmann occurred on the first day of Fiscal 2012. These adjustments include costs such as an estimate for amortization and depreciation associated with intangible and fixed assets acquired, additional financing costs as a result of the acquisitions, and the movement of expenses specific to the acquisitions from Fiscal 2013 to Fiscal 2012, respectively. These pro-forma results of operations have been estimated for comparative purposes only and may not reflect the actual results of operations that would have been achieved had the transactions occurred on the dates presented or be indicative of results to be achieved in the future.

3)	Receivables from Vendors

The Company has recorded receivables from vendors in the amount of $3,622 and $2,443 as of February 28, 2015 and February 28, 2014, respectively. Receivables from vendors represent prepayments on product shipments and product reimbursements, as well as a balance due from one of the Company's suppliers related to the replacement of remote start devices for Subaru (refer to Note 1(o)).

4)	Equity Investment

The Company has a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary ("ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the Automotive industry, including RV’s; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles. ASC 810 requires the Company to evaluate non-consolidated entities periodically, and as circumstances change, to determine if an implied controlling interest exists. During Fiscal 2015, the Company evaluated this equity investment and concluded that this is still a variable interest entity and the Company is not the primary beneficiary.  ASA’s fiscal year end is November 30, 2014, however, the results of ASA as of and through February 28, 2015 have been recorded in the consolidated financial statements.

The Company's share of income from ASA for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 was $5,866, $6,070 and $4,880, respectively.   In addition, the Company received cash distributions from ASA totaling $4,846, $2,960 and $2,256 during the years ended February 28, 2015, February 28, 2014 and February 28, 2013, respectively.

Undistributed earnings from equity investments included in retained earnings amounted to $16,322 and $15,302 at February 28, 2015 and February 28, 2014, respectively.

Net sales transactions between the Company and ASA were $2,565, $949 and $396 for the years ended February 28, 2015, February 28, 2014 and February 28, 2013, respectively. Accounts receivable balances from ASA were $229 and $384 as of February 28, 2015 and February 28, 2014, respectively.

5)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	February 28, 2015	February 28, 2014
Commissions	$740	$481
Employee compensation	24,356	31,267
Professional fees and accrued settlements	2,206	2,061
Future warranty	8,317	11,033
Freight and duty	3,291	3,321
Payroll and other taxes	2,406	3,067
Royalties, advertising and other	10,428	13,173
Total accrued expenses and other current liabilities	$51,744	$64,403

In August 2003, the Company entered into a call/put option agreement with certain employees of Voxx Germany, whereby these employees could acquire up to a maximum of 20% of the Company's stated share capital in Voxx Germany at a call price equal to the same proportion of the actual price paid by the Company for Voxx Germany. The agreement was amended in April 2014, fixing the put price at €3,000 and the call price at €0, with the put subject only to downward adjustments for losses incurred by Voxx Germany, beginning in Fiscal 2015. The put options become immediately exercisable upon (i) the sale of Voxx Germany or (ii) the termination of employment or death of the employee. Beginning in Fiscal 2015 and for each fiscal year thereafter, the employees will also receive a dividend equal to 20% of Voxx Germany's net after tax profits. Accordingly, the Company recognizes compensation expense based on 20% of the after tax net profits of Voxx Germany, subject to certain tax treatment adjustments as defined in the agreement, representing the annual dividend. The balance of the call/put option included in Accrued Expenses and Other Current Liabilities on the Consolidated Balance Sheets at February 28, 2015 and February 28, 2014 was $3,765 and $5,156, respectively, and is included within employee compensation in the table above. Compensation expense for these options amounted to $451, $580 and $534 for the years ended February 28, 2015, February 28, 2014 and February 28, 2013, respectively.

Also included in Accrued Expenses and Other Current Liabilities on the Consolidated Balance Sheet at February 28, 2015 is an accrual for restructuring charges of $1,134. These charges represent termination benefits related to a headcount reduction announced by the Company in the fourth quarter of Fiscal 2015. The accrued benefits are included within employee compensation in the table above. There were no restructuring charges accrued at February 28, 2014.

6)	Financing Arrangements

The Company has the following financing arrangements:

	February 28, 2015	February 28, 2014
Domestic bank obligations (a)	$67,700	$87,950
Euro asset-based lending obligation (b)	4,087	3,762
Schwaiger mortgage (c)	1,152	1,706
Klipsch notes (d)	6,921	7,855
Voxx Germany mortgage (e)	5,627	7,909
Hirschmann line of credit (f)	—	—
Total debt	85,487	109,182
Less: current portion of long-term debt	6,032	5,960
Total long-term debt	$79,455	$103,222

a)Domestic Bank Obligations

The Company has a senior secured revolving credit facility (the "Credit Facility") with an aggregate availability of $200,000, consisting of a revolving credit facility of $200,000, with a $30,000 multicurrency revolving credit facility sublimit, a $25,000 sublimit for Letters of Credit and a $10,000 sublimit for Swingline Loans. The Credit Facility is due on January 9, 2019, however, it is subject to acceleration upon the occurrence of an Event of Default (as defined in the Credit Agreement).

Generally, the Company may designate specific borrowings under the Credit Facility as either Alternate Base Rate Loans or LIBOR Rate Loans, except that Swingline Loans may only be designated as Alternate Base Rate Loans. VOXX International (Germany) GmbH may only borrow euros, and only as LIBOR rate loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.00 - 2.00% based upon leverage, as defined in the agreement. Loans designated as Alternate Base Rate loans shall bear interest at a rate equal to the base rate plus an applicable margin ranging from 0.00 - 1.00% based on excess availability in the borrowing base. As of February 28, 2015, the interest rate on the facility was 2.38%.

The Credit Facility requires compliance with financial covenants calculated as of the last day of each fiscal quarter consisting of a Total Leverage Ratio and a Consolidated EBIT to Consolidated Interest Expense Ratio.

The Credit Facility contains covenants that limit the ability of certain entities of the Company to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or exit a substantial portion of their respective businesses; (iv) make any material change in the nature of their business; (v) prepay or otherwise acquire indebtedness; (vi) cause any change of control; (vii) make any restricted payments; (viii) change their fiscal year or method of accounting; (ix) make advances, loans or investments; (x) enter into or permit any transaction with an affiliate of certain entities of the Company; or (xi) use proceeds for certain items. As of February 28, 2015, the Company was in compliance with all debt covenants.

The Obligations under the Credit Facility are secured by valid and perfected first priority security interests in liens on all of the following: (a)(i) 100% of the capital stock or other membership or partnership equity ownership of profit interests of each domestic Credit Party (other than the Company), and (ii) 65% of the voting equity interests and 100% of the non-voting equity interests of all present and future first-tier foreign subsidiaries of any Credit Party (or such greater percentage as would not result in material adverse federal income tax consequences for the Company); (b) all of (i) the tangible and intangible personal property/assets of the Credit Parties and (ii) the fee-owned real property of the Company located in Hauppauge, New York; and (c) all products, profits, rents and proceeds of the foregoing.

As of February 28, 2015, approximately $67,700 was outstanding under the line. Charges incurred on the unused portion of the Credit Facility and its predecessor revolving credit facility during the years ended February 28, 2015, February 28, 2014 and February 28, 2013 totaled $297, $151 and $94, respectively, and are included within Interest and Bank Charges on the Consolidated Statement of Operations and Comprehensive Income (Loss).

The Company incurred debt financing costs totaling approximately $8,200 as a result of entering into and amending the Credit Facility during Fiscal 2013 and Fiscal 2014, which are recorded as deferred financing costs. The Company accounted for the amendments as a modification of debt and added these costs to the remaining financing costs related to the original Credit Facility. These deferred financing costs are included in other assets on the accompanying Consolidated Balance Sheets and are being amortized through Interest and Bank Charges in the Consolidated Statement of Operations and Comprehensive Income (Loss) over the five year term of the Credit Facility. During the years ended February 28, 2015, February 28, 2014 and February 28, 2013, the Company amortized $1,117, $1,377 and $1,210 of these costs, respectively.

b)Euro Asset-Based Lending Obligation

Foreign bank obligations include a financing arrangement totaling 20,000 Euros and consisting of a Euro accounts receivable factoring arrangement (see Note 1(h)) and a Euro Asset-Based Lending ("ABL") (up to 60% of eligible non-factored accounts receivable) credit facility for the Company's subsidiary, Voxx Germany, which expires on October 31, 2016.  The rate of interest is the three month Euribor plus 1.6% (1.99% at February 28, 2015). As of February 28, 2015, the amount of non-factored accounts receivable exceeded the amounts outstanding under this obligation.

c)Schwaiger Mortgage

In January 2012, the Company's Schwaiger subsidiary purchased a building, entering into a mortgage note payable. The mortgage note bears interest at 3.75% and will be fully paid by December 2019.

d)Klipsch Notes

Included in this balance is a mortgage on a facility included in the assets acquired in connection with the Klipsch acquisition on March 1, 2011 and assumed by Voxx. The balance at February 28, 2015 is $421 and will be fully paid by the end of Fiscal 2018.

During Fiscal 2013, the Company purchased the building housing Klipsch's headquarters in Indianapolis, IN. During Fiscal 2014, the Company refinanced the mortgage with Wells Fargo for an amount totaling $7,800. The mortgage is due in May 2023 and the interest rate is equal to the 1-month LIBOR plus 2.25%. The Company entered into an interest rate swap agreement in order to hedge interest rate exposure and pays a fixed rate of 3.92% under the agreement. The balance of the mortgage at February 28, 2015 was $6,500.

e)Voxx Germany Mortgage

Included in this balance is a mortgage on the land and building housing Voxx Germany's headquarters in Pulheim, Germany, which was entered into in January 2013. The mortgage bears interest at 2.85%, payable in twenty-six quarterly installments through June 2019.

f)Hirschmann Line of Credit

In December, 2014, Hirschmann entered into an agreement for a €8,000 working capital line of credit with a financial institution. The line of credit is payable on demand and is mutually cancelable. The rate of interest is the three month Euribor plus 2% (2.39% at February 28, 2015). Hirschmann and Voxx Germany are joint and severally liable for the line of credit balance, which is also guaranteed by VOXX International Corporation. There was no outstanding balance on the line of credit as of February 28, 2015 and February 28, 2014.

The following is a maturity table for debt and bank obligations outstanding at February 28, 2015:

2016	$6,032
2017	1,144
2018	1,144
2019	4,733
2020	72,434
Thereafter	—
Total	$85,487

The weighted-average interest rate on short-term debt was 3.44% and 3.85% for Fiscal 2015 and 2014, respectively. Interest expense for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 was $4,522, $5,210 and $6,302, respectively, of which $1,957 and $3,052 was related to the Credit Facility for the years ended February 28, 2015 and February 28, 2014, respectively.

7)    Income Taxes

The components of income before the provision for income taxes are as follows:

	Year Ended	Year Ended	Year Ended
	February 28, 2015	February 28, 2014	February 28, 2013
Domestic Operations	$(3,278)	$(27,488)	$27,485
Foreign Operations	3,974	833	8,170
	$696	$(26,655)	$35,655

The provision (benefit) for income taxes is comprised of the following:

	Year Ended	Year Ended	Year Ended
	February 28, 2015	February 28, 2014	February 28, 2013
Current provision
Federal	$(5,337)	$5,210	$8,349
State	(428)	446	1,075
Foreign	4,722	2,923	4,327
Total current provision	$(1,043)	$8,579	$13,751
Deferred (benefit) provision
Federal	$2,524	$(5,235)	$1,739
State	765	(778)	42
Foreign	(608)	(2,624)	(2,369)
Total deferred (benefit) provision	$2,681	$(8,637)	$(588)
Total provision (benefit)
Federal	$(2,813)	$(25)	$10,088
State	337	(332)	1,117
Foreign	4,114	299	1,958
Total provision (benefit)	$1,638	$(58)	$13,163

The effective tax rate before income taxes varies from the current statutory U.S. federal income tax rate as follows:

	Year Ended		Year Ended		Year Ended
	February 28, 2015		February 28, 2014		February 28, 2013
Tax provision at Federal statutory rates	$243	35.0%	$(9,329)	35.0%	$12,479	35.0%
State income taxes, net of Federal benefit	891	127.9	126	(0.5)	637	1.8
Change in valuation allowance	4,330	622.0	868	(3.3)	1,034	2.9
Change in tax reserves	(6,076)	(872.8)	(387)	1.5	315	0.9
Worthless stock deduction	—	—	(2,664)	10.0	—	—
Impairment of non-deductible goodwill	—	—	11,257	(42.2)	—	—
US effects of foreign operations	1,503	215.9	(828)	3.1	(1,090)	(3.1)
Permanent differences and other	(1,371)	(196.9)	2,016	(7.6)	388	1.1
Venezuela TICC devaluation	2,486	357.1	—	—	—	—
Change in tax rate	198	28.4	(614)	2.3	(270)	(0.8)
Research & development credits	(272)	(39.1)	(248)	0.9	(330)	(0.9)
Tax credits	(294)	(42.2)	(255)	1.0	—	—
Effective tax rate	$1,638	235.3%	$(58)	0.2%	$13,163	36.9%

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	February 28, 2015	February 28, 2014
Deferred tax assets:
Accounts receivable	$223	$575
Inventory	2,668	2,516
Property, plant and equipment	2,680	286
Accruals and reserves	798	2,296
Deferred compensation	2,480	2,563
Warranty reserves	2,270	3,050
Unrealized gains and losses	2,445	2,944
Foreign and state operating losses	5,202	3,616
Foreign tax credits	1,502	5,439
Other tax credits	1,200	499
Deferred tax assets before valuation allowance	21,468	23,784
Less: valuation allowance	(11,451)	(10,347)
Total deferred tax assets	10,017	13,437
Deferred tax liabilities:
Intangible assets	(40,720)	(42,185)
Prepaid expenses	(1,970)	(1,827)
Deferred financing fees	(274)	(579)
Total deferred tax liabilities	(42,964)	(44,591)
Net deferred tax liability	$(32,947)	$(31,154)

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

During Fiscal 2015, the Company increased its valuation allowance by approximately $1,113 primarily related to an increase related to the Venezuelan impairment and foreign country deferred tax assets that are not realizable on a more-likely-than-not basis. The Company maintains a valuation allowance against deferred tax assets in certain foreign jurisdictions and with respect to its foreign tax credits and various investments which are more likely than not to generate capital losses in the future. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

As of February 28, 2015, the Company has not provided for U.S. federal and foreign withholding taxes of approximately $14,583 on its foreign subsidiaries, cumulative undistributed earnings in Germany as such earnings are indefinitely reinvested overseas. If these future earnings are repatriated to the United States, or if the Company determines that such earnings will be remitted in the foreseeable future, additional tax provisions may be required. Due to the complexities of the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income tax provisions that may be required. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in undistributed earnings is not practicable to determine at this time.

The Company has U.S. federal net operating losses of $13,539, which expire in fiscal 2035 if not utilized. The Company has foreign tax credits of $1,117 which expire in tax year 2025. The Company has various foreign net operating loss carryforwards, state net operating loss carryforwards, and state tax credits that expire in various years and amounts through tax year 2035.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance at February 29, 2012	$2,912
Additions in connection with acquisitions	—
Additions based on tax positions taken in the current and prior years	8,744
Settlements	—
Lapse in statute of limitations	(25)
Recognition of excess tax benefits	(168)
Balance at February 28, 2013	$11,463
Additions based on tax positions taken in the current and prior years	4,210
Additions in connection with acquisitions	—
Settlements	(29)
Lapse in statute of limitations	(77)
Recognition of excess tax benefits	(1,002)
Balance at February 28, 2014	$14,565
Additions based on tax positions taken in the current and prior years	7,538
Settlements	(142)
Decreases based on tax positions taken in prior years	(6,562)
Other	(824)
Balance at February 28, 2015	$14,575

Of the amounts reflected in the table above at February 28, 2015, $9,028, if recognized, would reduce our effective tax rate. The Company records accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss). The balance as of February 28, 2015 and February 28, 2014 was $626 and $791, respectively. We do not expect the unrecognized tax benefits to change significantly in the next 12 months.

The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statutes of limitations.  The earliest years' tax returns filed by the Company that are still subject to examination by the tax authorities in the major jurisdictions are as follows:

Jurisdiction	Tax Year

U.S.	2013
Netherlands	2011
Germany	2010

8)    Other Long-Term Liabilities

Included in other long-term liabilities are the non-current portions of a pension liability for an employer defined pension plan covering certain eligible Hirschmann employees (see Note 10(g)), as well as a retirement incentive accrual for certain Hirschmann employees.

9)	Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,873,790	22,172,968	one	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	ten	Ratably with Class A

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

Stock held in treasury by the Company is accounted for using the cost method which treats stock held in treasury as a reduction to total stockholders' equity and amounted to 2,129,450 and 1,815,272 shares at February 28, 2015 and February 28, 2014, respectively. The cost basis for subsequent sales of treasury shares is determined using an average cost method. On October 21, 2014, the Company announced plans to repurchase up to $4,500 of the Company's Class A Common Stock within six months, as authorized by the Board under existing programs. During the year ended February 28, 2015, the Company repurchased 315,443 shares for an aggregate cost of $2,620. As of February 28, 2015, 1,422,800 shares of the Company's Class A common stock are authorized to be repurchased in the open market. During the years ended February 28, 2014 and February 28, 2013, the Company did not purchase any shares.

10)	Other Stock and Retirement Plans

a)Restricted Stock Plan

The Company has restricted stock plans under which key employees and directors may be awarded restricted stock. Awards under the restricted stock plan may be performance-accelerated shares or performance-restricted shares. (See Note 1(u)).

As of February 28, 2015, approximately 1,437,000 shares of the Company's Class A common stock are reserved for issuance under the Company's Restricted and Stock Option Plans.

b)Supplemental Executive Retirement Plan

During Fiscal 2014, the Company established a Supplemental Executive Retirement Plan ("SERP") to provide additional retirement income to its Chairman and select executive officers. Subject to certain performance criteria, service requirements and age restrictions, employees who participate in the SERP will receive restricted stock awards. The restricted stock awards vest on the later of three years from the date of participation in the SERP, or the grantee reaching the age of 65 years (refer to Note 1(u)).

c)Profit Sharing Plans

The Company has established two non-contributory employee profit sharing plans for the benefit of its eligible employees in the United States and Canada. The plans are administered by trustees appointed by the Company. No contributions were made during the years ended February 28, 2015, February 28, 2014 and February 28, 2013. Contributions required by law to be made for eligible employees in Canada were not material for all periods presented.

d)401(k) Plans

The VOXX International 401(k) plan is for all eligible domestic employees. The Company matches a portion of the participant's contributions after three months of service under a predetermined formula based on the participant's contribution level. Shares of the Company's Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants' contributions. During the years ended February 28, 2015, February 28, 2014 and February 28, 2013, the Company contributed, net of forfeitures, $629, $215 and $157 to the 401(k) Plan.

e)Cash Bonus Profit Sharing Plan

During Fiscal 2009, the Board of Directors authorized a Cash Bonus Profit Sharing Plan that allows the Company to make profit sharing contributions for the benefit of eligible employees, for any fiscal year based on a pre-determined formula on the Company's pre-tax profits. The size of the contribution is dependent upon the performance of the Company. A participant’s share of the contribution is determined pursuant to the participant’s eligible wages for the fiscal year as a percentage of total eligible wages for all participants. During the year ended February 28, 2011, this plan was temporarily suspended and the Company elected to pay back previous temporary salary reductions to all employees, in lieu of contributions to the Profit Sharing Plan. The plan has remained suspended for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 and will be reinstated only after all other suspended benefits of the Company have been restored.

f)Deferred Compensation Plan

Effective December 1, 1999, the Company adopted a Deferred Compensation Plan (the Plan) for Vice Presidents and above. The Plan is intended to provide certain executives with supplemental retirement benefits as well as to permit the deferral of more of their compensation than they are permitted to defer under the Profit Sharing and 401(k) Plans. The Plan provides for a matching contribution equal to 25% of the employee deferrals up to $20. On February 1, 2008, the Company temporarily suspended all matching contributions to contain operating expenses until economic conditions improve. The matching contributions have remained suspended for the years ended February 28, 2015, February 28, 2014 and February 28, 2013. The Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. All compensation deferred under the Plan is held by the Company in an investment trust which is considered an asset of the Company.  The Company has the option of amending or terminating the Plan at any time.

The investments, which amounted to $4,523 and $4,244 at February 28, 2015 and February 28, 2014, respectively, have been classified as long-term marketable securities and are included in investment securities on the accompanying consolidated balance sheets and a corresponding liability is recorded with $250 recorded in accrued expenses and the balance in deferred compensation which is classified as a long-term liability. Unrealized gains and losses on the marketable securities and corresponding deferred compensation liability net to zero in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

g)Defined Benefit Pension Plan

The Company sponsors an employer financed defined benefit pension plan ("the plan") at its Hirschmann subsidiary, which covers eligible regular full-time employees. The plan provides for retirement and disability benefits for participating employees, and are only granted if the participating employee is at least 25 years of age and has completed ten years of service. The retirement age as it pertains to the plan is 65. Benefits available under the plan are generally determined by years of service and the levels of compensation during those years. In October 1994, the benefits under this plan were closed to new participants and pension benefits continue to accrue only for previously existing plan members still employed by Hirschmann. The discount rate used for the valuation of the pension obligation at February 28, 2015 and 2014 was 1.65% and 3.3%, respectively. No contributions were made to the plan during the years ended February 28, 2015, 2014 or 2013, and the plan has no assets. The unfunded balance of the plan at February 28, 2015 and 2014 is equal to the total plan liability of $8,072 and $7,846, respectively.

Following is the reconciliation of the pension benefit obligation for the years ended February 28, 2015 and February 28, 2014.

Pension benefit obligation	Fiscal 2015	Fiscal 2014
Beginning balance	$7,846	$6,911
Interest cost	208	262
Benefits paid	(130)	(143)
Actuarial loss	1,640	318
Effect of foreign exchange	(1,492)	498
Ending balance	$8,072	$7,846

As of February 28, 2015 and February 28, 2014 the following amounts were recognized in the balance sheet and in accumulated other comprehensive income:

Balance Sheet	February 28, 2015	February 28, 2014
As a current liability	$180	$179
As a non-current liability	$7,892	$7,667

Accumulated Other Comprehensive Income	Fiscal 2015	Fiscal 2014
Actuarial loss	$1,640	$318

Pension expense for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 comprised the following:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Interest cost	$208	$262	$284
	$208	$262	$284

Pension expense is recorded within General and Administrative Expenses on the Consolidated Statement of Operations and Comprehensive Income (Loss).

The benefits expected to be paid by the Company to retirees participating in the plan in each of the next five years and thereafter are as follows:

2015	$180
2016	209
2017	209
2018	245
2019	246
Thereafter	6,983
$8,072

11)	Lease Obligations

During 1996, the Company entered into a 30-year capital lease for a building with its principal shareholder and current chairman, which was the headquarters of the discontinued Cellular operation. Payments on the capital lease were based upon the construction costs of the building and the then-current interest rates. The effective interest rate on the capital lease obligation was 8% and the lease expiration date was November 30, 2026.  The Company has most recently been subleasing the building to Reliance Communications LLC for monthly payments of $60 for a term of three years. In December 2014, Myra Properties LLC, an affiliate of Reliance Communications LLC, purchased the building from Voxx's principal shareholder, causing the lease between Voxx and the shareholder to be terminated. As a result of the transaction, the Company realized a gain of $846, net of tax and net of a termination penalty of $573 paid to the shareholder at the termination date. The gain is recorded in Paid in Capital on the accompanying Consolidated Balance Sheet as of February 28, 2015. Total rental income earned from the sublease of this building for the years ended February 28, 2015, February 28, 2014 and February 28, 2013 was $462, $634 and $573, respectively. We also lease another facility from our principal shareholder which expires on November 30, 2016.

The Company leases a facility from its principal shareholder. At February 28, 2015, minimum annual rental payments on this related party operating lease are as follows:

2016	$828
2017	635
Total	$1,463

Total lease payments required under all related party leases for the five-year period ending February 28, 2019 are $1,463.

At February 28, 2015, the Company was obligated under non-cancellable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:

Operating Leases
2016	$7,593
2017	2,892
2018	879
2019	636
2020	193
Thereafter	375
Total minimum lease payments	$12,568

Rental expense for the above-mentioned operating lease agreements and other leases on a month-to-month basis was $5,648, $5,474 and $5,531 for the years ended February 28, 2015, February 28, 2014 and February 28, 2013, respectively.

The Company has three capital leases with a total lease liability of $777 at February 28, 2015. These leases have maturities through Fiscal 2018.

12)	Financial Instruments

a)Off-Balance Sheet Risk

Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit principally to secure certain bank obligations and insurance policies. The Company had $0 open commercial letters of credit at February 28, 2015 and 2014. Standby letters of credit amounted to $827and $717 at February 28, 2015 and 2014.  The terms of these letters of credit are all less than one year. No material loss is anticipated due to nonperformance by the counter parties to these agreements. The fair value of the standby letters of credit is estimated to be the same as the contract values based on the short-term nature of the fee arrangements with the issuing banks.

At February 28, 2015, the Company had unconditional purchase obligations for inventory commitments of $92,647.  These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

b)Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company's customers are located principally in the United States, Canada, Europe and Asia Pacific and consist of, among others, distributors, mass merchandisers, warehouse clubs and independent retailers.  The Company generally grants credit based upon analyses of customers' financial conditions and previously established buying and payment patterns. For certain customers, the Company establishes collateral rights in accounts receivable and inventory and obtains personal guarantees from certain customers based upon management's credit evaluation. Certain customers in Europe and Latin America have credit insurance equaling their credit limits.

At February 28, 2015 and February 28, 2014, one customer accounted for approximately 5% and 18% of accounts receivable, respectively.  No one customer account for more than 10% of net sales during the years ended February 28, 2015, February 28, 2014 or February 28, 2013. The Company's five largest customers represented 31% of net sales during the year ended February 28, 2015, 29% for the year ended February 28, 2014 and 28% for the year ended February 28, 2013.

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
Our Premium Audio segment designs, manufactures, distributes and markets home theater systems, high-end loudspeakers, outdoor speakers, iPod/computer speakers, business music systems, cinema speakers, flat panel speakers, Bluetooth speakers, soundbars, headphones and DLNA (Digital Living Network Alliance) compatible devices.
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

The Company's Chief Executive Officer has been identified as the CODM. The CODM evaluates performance and allocates resources based upon a number of factors, the primary profit measure being income before income taxes of each segment. Certain costs and royalty income are not allocated to the segments and are reported as Corporate/Eliminations. Costs not allocated to the segments include professional fees, public relations costs, acquisition costs and costs associated with executive and corporate management departments including salaries, benefits, depreciation, rent and insurance.

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

Prior period disclosure of net sales by product category has been reclassified to conform to the new operating segment structure which had no impact on our consolidated financial statements. Segment data for each of the Company's segments are presented below:

	Automotive	Premium Audio	Consumer Accessories	Corporate/ Eliminations	Total
Fiscal Year Ended February 28, 2015
Net sales	$396,422	$165,812	$194,104	$1,160	$757,498
Equity in income of equity investees	5,866	—	—	—	5,866
Interest expense and bank charges	6,310	9,079	6,431	(14,969)	6,851
Depreciation and amortization expense	8,646	3,651	1,192	2,076	15,565
Income (loss) before income taxes (a)	2,196	2,979	(3,840)	(639)	696

Fiscal Year Ended February 28, 2014
Net sales	$412,531	$189,208	$206,319	$1,651	$809,709
Equity in income of equity investees	6,070	—	—	—	6,070
Interest expense and bank charges	7,166	8,219	9,988	(17,979)	7,394
Depreciation and amortization expense	8,442	3,611	2,412	1,718	16,183
Income (loss) before income taxes	18,873	(34,337)	(11,652)	461	(26,655)

Fiscal Year Ended February 28, 2013
Net sales	$416,557	$192,987	$224,701	$1,332	$835,577
Equity in income of equity investees	4,880	—	—	—	4,880
Interest expense and bank charges	7,414	7,651	9,753	(16,530)	8,288
Depreciation and amortization expense	8,579	3,548	2,575	1,744	16,446
Income (loss) before income taxes	14,378	16,983	3,486	808	35,655

(a)
Included in the income (loss) before taxes for the year ended February 28, 2015 within the Automotive segment is the $(7,396) remeasurement loss related to the Company's Venezuela government issued sovereign bonds and the impairment charge of $(9,304) related to investment properties in Venezuela.

No one customer accounted for more than 10% of consolidated net sales during the years ended February 28, 2015, 2014 or 2013.

Geographic net sales information in the table below is based on the location of the selling entity. Long-lived assets, primarily fixed assets, are reported below based on the location of the asset.

	North America	Latin America	Germany	Other	Total
Fiscal Year Ended February 28, 2015
Net sales	$500,847	$7,044	$246,173	$3,434	$757,498
Long-lived assets	35,835	3,882	29,952	114	69,783

Fiscal Year Ended February 28, 2014
Net sales	$542,697	$14,140	$249,754	$3,118	$809,709
Long-lived assets	35,440	13,824	33,879	79	83,222

Fiscal Year Ended February 28, 2013
Net sales	$575,481	$27,090	$229,033	$3,973	$835,577
Long-lived assets	32,966	11,938	31,208	96	76,208

14)	Contingencies

The Company is currently, and has in the past, been a party to various routine legal proceedings incident to the ordinary course of business.  If management determines, based on the underlying facts and circumstances, that it is probable a loss will result from a litigation contingency and the amount of the loss can be reasonably estimated, the estimated loss is accrued for.  The Company believes its outstanding litigation matters disclosed below will not have a material adverse effect on the Company's financial statements, individually or in the aggregate; however, due to the uncertain outcome of these matters, the Company disclosed specific matters as outlined below:

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

The Company was a plaintiff in a class action lawsuit against several defendants relating to the alleged price fixing of certain thin film transistor liquid crystal display flat panels and certain products containing these panels purchased between the years 1999 and 2006, and the violation of U.S. antitrust laws. This class action suit was decided in favor of the plaintiffs and in July 2013, the judge in the case ordered the distribution of the settlement funds that had been ordered to be put aside by the defendants. Voxx received a sum of $5,643 during Fiscal 2014, which is recorded in "Other Income (Expense)" in the Consolidated Statement of Operations and Comprehensive Income (Loss).

The Company was party to a breach of license agreement lawsuit brought against it by MPEG LA, LLC ("MPEG"). During Fiscal 2013, the Company reached an agreement with MPEG, recording a charge of $9,475 during the fiscal year within "Other (Expense) Income" in the Consolidated Statement of Operations and Comprehensive Income (Loss). The Company sought indemnification from its suppliers for royalty payments previously paid to them that it maintains they were responsible to remit to MPEG and vigorously pursued its option under its indemnification agreements. The Company successfully negotiated with certain vendors, recording total recoveries of $6,799 as an offset to the settlement expense in "Other (Expense)Income" on the Consolidated Statement of Operations and Comprehensive Income (Loss) during the year ended February 28, 2013. For the years ended February 28, 2015 and February 28, 2014, no additional recoveries have been recorded related to this lawsuit and the Company is not aware of any additional vendors that it may recover funds from related to this matter.

Securities and Derivative Proceedings:

On July 8, 2014, a purported class action suit, styled Brian Ford vs. VOXX International Corporation, et al., was filed against us and two of our present executive officers in the U.S. District Court for the Eastern District of New York. The suit alleges that defendants violated the federal securities laws by making false or misleading statements between May 15, 2013 and May 14, 2014 regarding our earnings guidance for Fiscal 2014 and the anticipated future performance of our business. The plaintiff claims that these statements artificially inflated the price of our stock and that purchasers of our stock during the relevant period were damaged when the stock price later declined. The plaintiff seeks the award of unspecified amount of damages on behalf of the alleged class, counsel fees and costs. We believe we have meritorious legal positions and defenses and will continue to represent our interests vigorously in this matter.  On September 8, 2014, three members of the alleged class moved to be appointed the lead plaintiff in the action.  To date, the Court has not entered an order appointing a lead plaintiff.

15)	Unaudited Quarterly Financial Data

Selected unaudited, quarterly financial data of the Company for the years ended February 28, 2015 and February 28, 2014 appear below:

	Quarters Ended
	Feb 28, 2015	Nov 30, 2014	Aug 31, 2014	May 31, 2014
'2015
Net sales	$169,900	$223,356	$177,343	$186,899
Gross profit	49,456	68,957	52,404	53,053
Net (loss) income (a)	(14,371)	15,622	(2,682)	489

Net (loss) income per common share (basic)	(0.60)	0.64	(0.11)	0.02

Net (loss) income per common share (diluted)	(0.60)	0.64	(0.11)	0.02

	Quarters Ended
	Feb 28, 2014	Nov 30, 2013	Aug 31, 2013	May 31, 2013
2014
Net sales	$187,105	$245,814	$183,818	$192,972
Gross profit	52,896	68,798	54,102	54,452
Net (loss) income (b)	(49,026)	15,424	4,863	2,142

Net (loss) income per common share (basic)	(2.01)	0.63	0.20	0.09

Net (loss) income per common share (diluted)	(2.01)	0.63	0.20	0.09

Net income per common share is computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for the years.

(a) Included in net (loss) income for the quarter ended February 28, 2015 is the impairment charge of $(9,304) related to investment properties in Venezuela.

(b) Included in net (loss) income for the quarter ended February 28, 2014 are impairment charges to goodwill and intangible and other long-lived assets of $32,163 and $25,398, respectively.

SCHEDULE II
VOXX INTERNATIONAL CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended February 28, 2015, February 28, 2014 and February 28, 2013
(In thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Year	Gross Amount Charged to Costs and Expenses	Reversals of Previously Established Accruals	Deductions (a)	Balance at End of Year
Year ended February 28, 2015
Allowance for doubtful accounts	$6,889	$(375)	$—	$23	$6,491
Cash discount allowances	1,189	29,040	—	29,039	1,190
Accrued sales incentives	17,401	35,350	(1,302)	37,352	14,097
Reserve for warranties and product repair costs	12,478	7,948	—	10,414	10,012
	$37,957	$71,963	$(1,302)	$76,828	$31,790
Year ended February 28, 2014
Allowance for doubtful accounts	$7,840	$673	$—	$1,624	$6,889
Cash discount allowances	1,231	28,993	—	29,035	1,189
Accrued sales incentives	16,821	37,114	(1,990)	34,544	17,401
Reserve for warranties and product repair costs	14,551	10,048	—	12,121	12,478
	$40,443	$76,828	$(1,990)	$77,324	$37,957
Year ended February 28, 2013
Allowance for doubtful accounts	$5,737	$4,170	$—	$2,067	$7,840
Cash discount allowances	1,465	26,246	—	26,480	1,231
Accrued sales incentives	18,154	35,636	(3,350)	33,619	16,821
Reserve for warranties and product repair costs (b)	8,795	14,808	—	9,052	14,551
	$34,151	$80,860	$(3,350)	$71,218	$40,443

(a)
For the allowance for doubtful accounts, cash discount allowances, and accrued sales incentives, deductions represent currency effects, chargebacks and payments made or credits issued to customers.  For the reserve for warranties and product repair costs, deductions represent currency effects and payments for labor and parts made to service centers and vendors for the repair of units returned under warranty.

(b)	Column D includes $1,799 of liabilities acquired during our Hirschmann acquisition in Fiscal 2013.

Exhibit Number	Description

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

10.2
Second amendment to the Amended and Restated Credit Agreement and waiver, dated as of May 14, 2013 by and among the Company, the Domestic Borrowers, the Foreign Borrower, the Guarantors, the Lenders party thereto and Wells Fargo Bank, National Association as administrative agent on behalf of the Lenders under the Credit Agreement dated as of March 14, 2012 (incorporated by reference to the Company's 8-K filed on May 16, 2013).

10.3
Third amendment to the Amended and Restated Credit Agreement and waiver, dated as of January 9, 2014 by and among the Company, the Domestic Borrowers, the Foreign Borrower, the Guarantors, the Lenders party thereto and Wells Fargo Bank, National Association as administrative agent on behalf of the Lenders under the Credit Agreement dated as of January 9, 2014 (incorporated by reference to the Company's 8-K filed on January 9, 2014).

21	Subsidiaries of the Registrant (filed herewith).

23	Consent of Grant Thornton LLP (filed herewith).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Consolidated Financial Report of Audiovox Specialized Applications LLC (ASA) as of November 30, 2014 and 2013 and for the Years Ended November 30, 2014, 2013 and 2012 (filed herewith).

99.2	Consent of McGladrey LLP (filed herewith).

99.3	Audit Opinion of McGladrey LLP (filed herewith)

99.4	Consent of Grant Thornton LLP (filed herewith).

101
The following materials from VOXX International Corporation's Annual Report on Form 10-K for the period ended February 28, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets , (ii), the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

(d)  All other schedules are omitted because the required information is shown in the financial statements or notes thereto or because they are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

May 14, 2015	By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick M. Lavelle Patrick M. Lavelle	President; Chief Executive Officer (Principal Executive Officer) and Director	May 14, 2015
/s/ Charles M. Stoehr Charles M. Stoehr	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	May 14, 2015
/s/ John J. Shalam John J. Shalam	Chairman of the Board of Directors	May 14, 2015
/s/ Paul C. Kreuch, Jr. Paul C. Kreuch, Jr.	Director	May 14, 2015
/s/ Stan Glasgow Stan Glasgow	Director	May 14, 2015
/s/ Peter A. Lesser Peter A. Lesser	Director	May 14, 2015
/s/ Ari Shalam Ari Shalam	Director	May 14, 2015
/s/ Fred Klipsch Fred Klipsch	Director	May 14, 2015