Form 10-K/A
period 2015-02-28
VOXX International Corp
filed 2015-07-09
CIK 807707

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III -  (Items 10, 11, 12, 13 and 14) Proxy Statement for Annual Meeting of Stockholders to be filed on or before June 10, 2015.
EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K for the period ended February 28, 2015 (the “Form 10-K”) is to add and/or correct exhibits, as follows:

1) To add an exhibit for the employment agreement of Ludwig Geis, Chief Executive and President of VOXXHirschmann, a named executive officer in the Company's proxy statement filed with the SEC on June 10, 2015.

2) To correct Exhibit 99.1 and 99.2 (the “Exhibits”) to reflect the final issued financial statements of ASA Electronics, LLC and subsidiaries ("ASA") and to correct the consent of McGladrey LLP. Exhibit 99.1 inadvertently contained an incorrect date and opinion references, as well as included certain typographical errors within the financial statement footnotes and a non GAAP supplemental schedule that should not be included with the publicly filed statements.  Exhibit 99.1, attached to this Amendment, corrects these issues. In addition, the consent of McGladrey LLP in Exhibit 99.1 for the Form 10K did not include a Form S-3 file number incorporated by reference. Exhibit 99.2, attached to the Amendment, includes this file number. The remainder of our Form 10-K is not reproduced in this amendment.

This amendment has not been updated to reflect events occurring subsequent to the filing of the Company's Form 10-K, and except as indicated, does not modify or update disclosures made in the original Form 10-K, except as specifically noted above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

July 9, 2015	By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

3