Form 10-Q
period 2015-05-31
VOXX International Corp
filed 2015-07-09
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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
Yes   ☒ No   ☐

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of July 8, 2015
Class A Common Stock	21,937,994	Shares
Class B Common Stock	2,260,954	Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	May 31, 2015	February 28, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$7,055	$8,448
Accounts receivable, net	89,388	102,766
Inventory, net	154,903	156,649
Receivables from vendors	4,906	3,622
Investment securities, current	—	275
Prepaid expenses and other current assets	24,857	26,370
Income tax receivable	1,726	1,862
Deferred income taxes	1,699	1,723
Total current assets	284,534	301,715
Investment securities	11,973	12,413
Equity investments	22,031	21,648
Property, plant and equipment, net	71,865	69,783
Goodwill	104,898	105,874
Intangible assets, net	156,381	158,455
Deferred income taxes	717	717
Other assets	6,526	6,908
Total assets	$658,925	$677,513
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$60,165	$71,403
Accrued expenses and other current liabilities	45,552	51,744
Income taxes payable	3,054	3,067
Accrued sales incentives	13,341	14,097
Deferred income taxes	806	1,060
Current portion of long-term debt	10,457	6,032
Total current liabilities	133,375	147,403
Long-term debt	78,065	79,455
Capital lease obligation	1,739	733
Deferred compensation	4,373	4,650
Other tax liabilities	5,207	5,157
Deferred tax liabilities	34,260	34,327
Other long-term liabilities	9,425	9,648
Total liabilities	266,444	281,373
Commitments and contingencies (see Note 20)
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 18)	—	—
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 24,036,444 and 24,003,240 shares issued, 21,906,994 and 21,873,790 shares outstanding at May 31, 2015 and February 28, 2015, respectively	255	255
Class B Convertible, $.01 par value, 10,000,000 authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	292,895	292,427
Retained earnings	156,915	157,629
Accumulated other comprehensive loss	(36,648)	(33,235)
Treasury stock, at cost, 2,129,450 shares of Class A Common Stock at May 31, 2015 and February 28, 2015	(20,958)	(20,958)
Total stockholders' equity	392,481	396,140
Total liabilities and stockholders' equity	$658,925	$677,513
See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
 (In thousands, except share and per share data)
(unaudited)

	Three Months Ended May 31,
	2015	2014
Net sales	$164,383	$186,899
Cost of sales	116,340	133,846
Gross profit	48,043	53,053
Operating expenses:
Selling	13,038	14,596
General and administrative	27,691	29,615
Engineering and technical support	8,079	9,261
Total operating expenses	48,808	53,472
Operating loss	(765)	(419)
Other income (expense):
Interest and bank charges	(1,567)	(1,608)
Equity in income of equity investees	1,618	1,931
Venezuela currency devaluation, net	(33)	102
Other, net	309	551
Total other income (expense), net	327	976
(Loss) income before income taxes	(438)	557
Income tax expense	276	68
Net (loss) income	$(714)	$489
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,797)	(441)
Derivatives designated for hedging	(664)	640
Pension plan adjustments	52	10
Unrealized holding loss on available-for-sale investment securities arising during the period, net of tax	(4)	—
Other comprehensive (loss) income, net of tax	(3,413)	209
Comprehensive (loss) income	$(4,127)	$698

Net (loss) income per common share (basic)	$(0.03)	$0.02
Net (loss) income per common share (diluted)	$(0.03)	$0.02
Weighted-average common shares outstanding (basic)	24,153,859	24,518,510
Weighted-average common shares outstanding (diluted)	24,153,859	24,544,535

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended May 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(714)	$489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,497	3,933
Amortization of debt discount	279	279
Bad debt expense	97	58
Unrealized (gain) loss on forward contracts	(1,287)	202
Equity in income of equity investees	(1,618)	(1,931)
Distribution of income from equity investees	1,235	1,174
Deferred income tax expense	101	103
Non-cash compensation adjustment	(258)	38
Non-cash stock based compensation expense	230	75
Venezuela currency devaluation on investment securities	23	—
Loss on sale of property, plant and equipment	200	—
Changes in operating assets and liabilities:
Accounts receivable	12,711	24,928
Inventory	855	937
Receivables from vendors	(1,152)	(1,045)
Prepaid expenses and other	3,132	224
Investment securities-trading	433	—
Accounts payable, accrued expenses, accrued sales incentives and other liabilities	(17,485)	868
Income taxes payable	209	(2,587)
Net cash provided by operating activities	488	27,745
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,455)	(3,012)
Proceeds from sale of property, plant and equipment	13	—
Proceeds from sale of intangible asset	50
Increase in notes receivable	(1,250)	—
Sale of short term investments	251	—
Purchase of long-term investments	—	(6,000)
Net cash used in investing activities	(5,391)	(9,012)
Cash flows from financing activities:
Principal payments on capital lease obligation	(81)	(130)
Repayment of bank obligations	(63,049)	(75,034)
Borrowings on bank obligations	66,265	56,652
Proceeds from exercise of stock options	225	—
Repurchase of common stock	—	—
Net cash provided by (used in) financing activities	3,360	(18,512)
Effect of exchange rate changes on cash	150	102
Net (decrease) increase in cash and cash equivalents	(1,393)	323
Cash and cash equivalents at beginning of period	8,448	10,603
Cash and cash equivalents at end of period	$7,055	$10,926

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

(1)    Basis of Presentation

The accompanying unaudited interim consolidated financial statements of VOXX International Corporation and subsidiaries ("Voxx" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented.  The results of operations are not necessarily indicative of the results to be expected for the full fiscal year or any interim period.  These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 28, 2015. Certain amounts in the prior year have been reclassified to conform to the current year presentation.

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

There are no reconciling items which impact the numerator of basic and diluted net income per common share.  A reconciliation between the denominator of basic and diluted net income per common share is as follows:

	Three Months Ended May 31,
	2015	2014
Weighted-average common shares outstanding	24,153,859	24,518,510
Effect of dilutive securities:
Stock options and warrants	—	26,025
Weighted-average common shares and potential common shares outstanding	24,153,859	24,544,535

Restricted stock, stock options and warrants of 406,850 and 84,588 for the three months ended May 31, 2015 and 2014, respectively, were not included in the net income (loss) per diluted share calculation because the exercise price of these restricted stock, stock options and warrants was greater than the average market price of the Company’s common stock during these periods or their inclusion would have been anti-dilutive.

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
Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets measured at fair value on a recurring basis at May 31, 2015:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$7,055	$7,055	$—
Derivatives
Designated for hedging	$2,121	$—	$2,121
Investment securities:
Trading securities	$4,078	$4,078	$—
Available-for-sale securities	9	9	—
Other investments at amortized cost (a)	7,886	—	—
Total investment securities	$11,973	$4,087	$—

The following table presents assets measured at fair value on a recurring basis at February 28, 2015:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$8,448	$8,448	$—
Derivatives
Designated for hedging	$3,111	$—	$3,111
Long-term investment securities:
Trading securities	$4,511	$4,511	$—
Available-for-sale securities	15	15	—
Other investments at amortized cost (a)	8,162	—	—
Total investment securities	$12,688	$4,526	$—

(a)
Included in this balance are investments in three non-controlled corporations accounted for at cost (see Note 4). The fair values of these investments would be based upon Level 3 inputs. At February 28, 2015, this balance also included the Company's held-to-maturity investment in bonds issued by the Venezuelan government, which were recorded at amortized cost taking into consideration the currency devaluation in Venezuela (see Note 4). At May 31, 2015 and February 28, 2015, it is not practicable to estimate the fair values of these bonds and cost method investments.

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
Derivative Instruments
The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases and local operating expenses. The Company also has three interest rate swap agreements, two of which hedge interest rate exposure related to the forecasted outstanding borrowings on a portion of its credit facility ("Credit Facility"), and the third hedges interest rate exposure related to the forecasted outstanding balance of one of its mortgage notes, with monthly payments due through May 2023. The two swap agreements related to the Credit Facility lock the Company's LIBOR rates at 0.515% and 0.518% (exclusive of credit spread) for the respective agreements through the swaps' maturities of February 28, 2017 and April 29, 2016, respectively. The swap agreement related to the Company's mortgage locks the interest rate on the debt at 3.92% (inclusive of credit spread) through the end of the mortgage. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts range from 1 - 9 months and are classified in the balance sheet according to their terms. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either assets or liabilities based on the fair value of the instruments at the end of the period.
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is recognized as incurred through Other Income (Expense) in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) and amounted to $52 for the three months ended May 31, 2015, respectively and $(13) for the three months ended May 31, 2014.
Financial Statement Classification
The Company holds derivative instruments that are designated as hedging instruments. The following table discloses the fair value as of May 31, 2015 and February 28, 2015 of derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	May 31, 2015	February 28, 2015
Designated derivative instruments
Foreign currency contracts	Prepaid expenses and other current assets	$2,238	$3,180
Interest rate swap agreements	Accrued expenses and other current liabilities	(39)	—
	Other long term liabilities	(78)	(69)

Total derivatives		$2,121	$3,111

Cash flow hedges

During Fiscal 2015, as well as during the first quarter of Fiscal 2016, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $32,480 and are designated as cash flow hedges at May 31, 2015. The current outstanding notional value of the Company's three interest rate swaps at May 31, 2015 is $6,305, $26,250 and $25,000. For cash flow hedges, the effective portion of the gain or loss is reported as a component of Other Comprehensive

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Income (Loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three months ended May 31, 2015 and 2014 was as follows:

	Three months ended			Three months ended
	May 31, 2015			May 31, 2014
	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain Reclassified from Accumulated Other Comprehensive Income (a)	Gain for Ineffectiveness in Other Income	Pretax Gain Recognized in Other Comprehensive Income	Pretax (Loss) Reclassified from Accumulated Other Comprehensive Income	(Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$491	$1,287	$52	$475	$(202)	$(13)
Interest rate swaps	$(48)	$—	$—	$154	$—	$—
(a) Gains and losses related to foreign currency contracts are reclassified to cost of sales. Gains and losses related to interest rate swaps are reclassified to interest expense.

The net loss recognized in Other Comprehensive Income for foreign currency contracts is expected to be recognized in cost of sales within the next thirteen months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. As of May 31, 2015, no contracts originally designated for hedge accounting were de-designated or terminated.

(4)    Investment Securities

As of May 31, 2015 and February 28, 2015, the Company had the following investments:

	May 31, 2015			February 28, 2015
	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value
Investment Securities
Marketable Securities
Trading
Deferred Compensation	$4,078	$—	$4,078	$4,511	$—	$4,511
Available-for-sale
Cellstar	—	9	9	—	15	15
Held-to-maturity Investment	—	—	—	275	—	275
Total Marketable Securities	4,078	9	4,087	4,786	15	4,801
Other Long-Term Investments	7,886	—	7,886	7,887	—	7,887
Total Investment Securities	$11,964	$9	$11,973	$12,673	$15	$12,688

Current Investments

Held-to-Maturity Investment

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

At February 28, 2015, current investments included an investment in sovereign bonds issued by the Venezuelan government, which were classified as held-to-maturity and accounted for under the amortized cost method. These bonds matured in March 2015 and the Company received payment of $251 for the outstanding balance of these bonds at their maturity date.
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

A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.  The Company considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other-than-temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company's intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value. No other-than-temporary losses were incurred by the Company during the three months ended May 31, 2015 or 2014.

Other Long-Term Investments

Other long-term investments include investments in three non-controlled corporations accounted for at cost. As of May 31, 2015, the Company's investment in Rx Networks totaled $1,886 and we held 15.3% of the outstanding shares of this company. No additional investment was made in Rx Networks during the three months ended May 31, 2015. During the three months ended May 31, 2014, the Company invested $3,000 each in EyeSee360, Inc. and EyeLock, Inc. The Company's investment in EyeSee 360, Inc. consists of shares of the investee's preferred stock and the investment in EyeLock, Inc. consists of a convertible debt security. The Company holds 6.5% and 4.2% of the outstanding shares, or their convertible equivalent, of these two companies, respectively, as of May 31, 2015. No additional investment was made in EyeSee360, Inc. during the first quarter of Fiscal 2016. The Company loaned an additional $1,250 to EyeLock, Inc. during the three months ended May 31, 2015 in the form of secured short term promissory notes due on June 15, 2015. These short term notes are recorded within prepaid expenses and other current assets on the accompanying Consolidated Balance Sheet. The total balance of the three investments at May 31, 2015 was $7,886.

(5)    Accumulated Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive losses consist of the following:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Foreign Exchange Losses	Unrealized losses on investments, net of tax	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2015	$(32,935)	$(101)	$(2,742)	$2,543	$(33,235)
Other comprehensive (loss) income before reclassifications	(2,797)	(4)	52	253	(2,496)
Reclassified from accumulated other comprehensive income (loss)	—	—	—	(917)	(917)
Net current-period other comprehensive (loss) income	(2,797)	(4)	52	(664)	(3,413)
Balance at May 31, 2015	$(35,732)	$(105)	$(2,690)	$1,879	$(36,648)

During the three months ended May 31, 2015, the Company recorded taxes related to unrealized losses on investments of $0, pension plan adjustments of $0 and derivatives designated in a hedging relationship of $227.

(6)    Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	Three Months Ended May 31,
	2015	2014
Non-cash investing and financing activities:
Capital expenditures funded by long-term obligations	$1,109	$—
Cash paid (received) during the period:
Interest (excluding bank charges)	$992	$1,039
Income taxes (net of refunds)	$112	$1,928

(7)    Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Company’s Form 10-K for the fiscal year ended February 28, 2015.

The Company granted 125,000 options in October 2014, which vest on October 16, 2015, expire two years from date of vesting (October 15, 2017), have an exercise price equal to $7.76, $0.25 above the sales price of the Company’s stock on the day prior to the date of grant, have a contractual term of 3.0 years and a grant date fair value of $2.78 per share determined based upon a Black-Scholes valuation model.

In addition, the Company issued 15,000 warrants in October 2014 to purchase the Company’s common stock with the same terms as those of the options above as consideration for future legal and professional services. These warrants are included in the outstanding options and warrants table below and are not yet exercisable at May 31, 2015.

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

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

In addition, the Company issued 17,500 warrants in December of 2012 to purchase the Company’s common stock with the same terms as those of the options above as consideration for future legal and professional services. All of these warrants have been exercised as of May 31, 2015.

During the three months ended May 31, 2015, the Company recorded $97 in stock-based compensation and professional fees related to stock options and warrants. As of May 31, 2015, the Company had $130 of unrecognized compensation costs and professional fees related to non-vested stock options and warrants.

Information regarding the Company's stock options and warrants is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at February 28, 2015	204,204	$7.46
Granted	—	—
Exercised	33,204	6.79
Forfeited/expired	—	—
Outstanding at May 31, 2015	171,000	$7.58	1.96
Options exercisable at May 31, 2015	31,000	$6.79

A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates prior to the release of the restrictions. In Fiscal 2014, the Company established a Supplemental Executive Retirement Plan (SERP) and granted 84,588 shares of restricted stock under this plan. These shares were granted based on certain performance criteria and vest on the later of three years from the date of participation in the SERP, or the grantee reaching the age of 65 years. During Fiscal 2015, an additional 118,058 shares of restricted stock were granted under the SERP. These shares were also granted based on certain performance criteria and vest on the later of three years from the date of grant or the grantee reaching the age of 65 years. Upon vesting, the shares will be issued to the grantee or settled in cash, at the Company's sole option. The grantee cannot transfer the rights to receive shares before the restricted shares vest. There are no market conditions inherent in the award, only an employee performance requirement, and the service requirement that the respective employee continues employment with the Company through the vesting date. The Company expenses the cost of the restricted stock awards on a straight-line basis over the requisite service period of each employee or a maximum of 12.75 years. For these purposes, the fair market values of the restricted stock, $13.62 and $7.77, respectively, were determined based on the mean of the high and low price of the Company's common stock on the grant dates.

The following table presents a summary of the Company's restricted stock activity for the three months ended May 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at February 28, 2015	202,646	$10.21
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at May 31, 2015	202,646	$10.21

During the three months ended May 31, 2015, the Company recorded $133 in stock-based compensation related to restricted stock awards. As of May 31, 2015, there was $1,552 of unrecognized stock-based compensation expense related to unvested restricted stock awards.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

(8)    Supply Chain Financing

The Company has four supply chain financing agreements ("factoring agreements") that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The factored balances for all four agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three months ended May 31, 2015, net of discounts, were $65,025, compared to $48,000 for the three months ended May 31, 2014, respectively.

(9)    Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amount to $4,972 and $5,389 for the three months ended May 31, 2015 and 2014, respectively, net of customer reimbursement, and are included within Engineering and Technical Support Expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company enters into development and long-term supply agreements with certain of its OEM ("Original Equipment Manufacturer") customers. Revenues earned from the development services are recorded based upon the milestone method of revenue recognition provided certain criteria are met. Amounts due from OEM customers for development services are reflected as a reduction of research and development expense because the performance of contract development services is not central to the Company's operations. For the three months ended May 31, 2015 and 2014, the Company recorded $1,781 and $2,211, respectively, of development service revenue as a reduction of research and development expense based upon the achievement of a milestone.

(10)    Goodwill and Intangible Assets

The change in goodwill by segment is as follows:

Automotive:	Amount
Beginning balance at March 1, 2015	$59,341
Currency translation	(976)
Balance at May 31, 2015	$58,365

Gross carrying amount at May 31, 2015	$58,365
Accumulated impairment charge	—
Net carrying amount at May 31, 2015	$58,365

Premium Audio:
Beginning balance at March 1, 2015	$46,533
Activity during the period	—
Balance at May 31, 2015	$46,533

Gross carrying amount at May 31, 2015	$78,696
Accumulated impairment charge	(32,163)
Net carrying amount at May 31, 2015	$46,533

Total Goodwill, net	$104,898

Note: The Company's Consumer Accessories segment did not carry a goodwill balance at May 31, 2015 or February 28, 2015.

At May 31, 2015, intangible assets consisted of the following:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$62,067	$20,269	$41,798
Trademarks/Tradenames	415	385	30
Patents	8,707	3,524	5,183
License	1,400	1,400	—
Contract	1,556	1,556	—
Total finite-lived intangible assets	$74,145	$27,134	47,011
Indefinite-lived intangible assets
Trademarks			109,370
Total net intangible assets			$156,381

At February 28, 2015, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$62,506	$19,316	$43,190
Trademarks/Tradenames	415	383	32
Patents	8,831	3,365	5,466
License	1,400	1,400	—
Contract	1,556	1,556	—
Total finite-lived intangible assets	$74,708	$26,020	48,688
Indefinite-lived intangible assets
Trademarks			109,767
Total net intangible assets			$158,455

The Company recorded amortization expense of $1,275 and $1,416 for the three months ended May 31, 2015 and 2014, respectively. The estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding years ending May 31, 2020 is as follows:

Fiscal Year	Amount
2017	5,055
2018	5,034
2019	4,936
2020	4,820
2021	4,767

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, a loss is recognized equal to the amount by which the carrying value exceeds the fair value of the long-lived assets. Fair value is determined by primarily using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions. Our estimate of net future cash flows is based on historical experience and assumptions of future trends,

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

which may be different from actual results. There were no impairment triggering events during the three months ended May 31, 2015, therefore, management believes the current carrying value of its intangible assets is not impaired. We periodically review the appropriateness of the estimated useful lives of our long-lived assets.

(11)    Equity Investment

As of May 31, 2015 and February 28, 2015, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA.  Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	May 31, 2015	February 28, 2015
Current assets	$44,817	$43,404
Non-current assets	5,956	5,642
Current liabilities	6,712	5,750
Members' equity	44,061	43,296
	Three Months Ended May 31,
	2015	2014
Net sales	$24,882	$25,476
Gross profit	7,429	7,813
Operating income	3,226	3,459
Net income	3,236	3,862

The Company's share of income from ASA was $1,618 and $1,931 for the three months ended May 31, 2015 and 2014, respectively.

(12)    Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The Company’s annual effective tax rate for Fiscal 2016 excluding discrete items is estimated to be 36.5% (which includes U.S., state and local and foreign taxes) based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries. The Company's projected annual effective tax rate (excluding discrete items) is higher than the statutory rate of 35% primarily related to state and local taxes and income taxed in foreign jurisdictions at varying tax rates.

For the three months ended May 31, 2015, the Company recorded a provision for income taxes of $276, which consisted of U.S., state and local and foreign taxes, including a discrete tax provision of $436. The discrete tax provision relates primarily to the impact of a tax law change in Indiana whereby the Company's Indiana R&D credits are no longer realizable on a more-likely-than-not basis during the quarter ended May 31, 2015. For the three months ended May 31, 2014, the Company recorded a provision for income taxes of $68.

The effective tax rate for the three months ended May 31, 2015 was (62.9)% compared to 12.2% in the comparable prior period.  The effective tax rate for the three months ended May 31, 2015 is different than the statutory rate primarily due to the impact of a tax law change in Indiana whereby the Company's R&D credits are no longer realizable on a more-likely-than-not basis.

(13)    Inventory

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Inventories by major category are as follows:

	May 31, 2015	February 28, 2015
Raw materials	$51,471	$47,307
Work in process	5,721	3,722
Finished goods	97,711	105,620
Inventory, net	$154,903	$156,649

(14)     Financing Arrangements

The Company has the following financing arrangements:

	May 31, 2015	February 28, 2015
Debt
Domestic bank obligations (a)	$66,900	$67,700
Euro asset-based lending obligation (b)	5,051	4,087
Schwaiger mortgage (c)	1,074	1,152
Klipsch notes (d)	6,687	6,921
Voxx Germany mortgage (e)	5,330	5,627
Hirschmann line of credit (f)	3,480	—
Total debt	88,522	85,487
Less: current portion of long-term debt	10,457	6,032
Total long-term debt	$78,065	$79,455

(a)          Domestic Bank Obligations

The Company has a senior secured credit facility (the "Credit Facility") with an aggregate availability of $200,000, consisting of a revolving credit facility of $200,000, with a $30,000 multicurrency revolving credit facility sublimit, a $25,000 sublimit for Letters of Credit and a $10,000 sublimit for Swingline Loans. The Credit Facility is due on January 9, 2019; however, it is subject to acceleration upon the occurrence of an Event of Default (as defined in the Credit Agreement).

Generally, the Company may designate specific borrowings under the Credit Facility as either Alternate Base Rate Loans or LIBOR Rate Loans, except that Swingline Loans may only be designated as Alternate Base Rate Loans. VOXX International (Germany) GmbH may only borrow euros, and only as LIBOR rate loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.00 - 2.00% based upon leverage, as defined in the agreement. Loans designated as Alternate Base Rate loans shall bear interest at a rate equal to the base rate plus an applicable margin ranging from 0.00 - 1.00% based on excess availability in the borrowing base. As of May 31, 2015, the interest rate on the facility was 2.15%.

The Credit Facility requires compliance with non-financial and financial covenants. As of May 31, 2015, the Company was in compliance with all debt covenants.

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

As of May 31, 2015, approximately $66,900 was outstanding under the line. Charges incurred on the unused portion of the Credit Facility during the three months ended May 31, 2015 totaled $88, compared to $68 during the three months ended May 31, 2014, respectively. These charges are included within interest and bank charges on the Consolidated Statement of Operations and Comprehensive Income (Loss).

The Company incurred debt financing costs totaling approximately $8,200 as a result of entering into and amending the Credit Facility during Fiscal 2013 and Fiscal 2014, which are recorded as deferred financing costs. The Company accounted for the amendments as modifications of debt and added these costs to the remaining financing costs related to the original Credit Facility. These deferred financing costs are included in Other assets on the accompanying consolidated balance sheets and are being amortized through Interest and bank charges in the Consolidated Statement of Operations and Comprehensive Income (Loss) over the five year term of the Credit Facility. During both the three months ended May 31, 2015 and May 31, 2014, the Company amortized $279 of these costs.

(b)          Euro Asset-Based Lending Obligation

Foreign bank obligations include a Euro accounts receivable factoring arrangement, which has a credit limit of up to 60% of eligible non-factored accounts receivable and expires on July 31, 2016, and a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000 and expires on October 31, 2016 for the Company's subsidiary, VOXX Germany. The rate of interest for these credit facilities is the three month Euribor plus 1.6% (1.6% at May 31, 2015). As of May 31, 2015, the amounts outstanding under these credit facilities, which are payable on demand, do not exceed their respective credit limits.

(c)          Schwaiger Mortgage

In January 2012, the Company's Schwaiger subsidiary purchased a building, entering into a mortgage note payable. The mortgage note bears interest at 3.75% and will be fully paid by December 2019.

(d)    Klipsch Mortgages

Included in this balance is a mortgage on a facility included in the assets acquired in connection with the Klipsch transaction on March 1, 2011 and assumed by Voxx. The balance at May 31, 2015 is $382 and will be fully paid by the end of Fiscal 2018.

Also included in this balance is a mortgage on the building which houses Klipsch's headquarters in Indianapolis, IN due in May 2023. The interest rate on the mortgage is equal to the 1-month LIBOR plus 2.25%. The Company has an interest rate swap agreement in order to hedge interest rate exposure related to this mortgage and pays a fixed rate of 3.92% under the swap agreement (see Note 3). The balance of the mortgage at May 31, 2015 was $6,305.

(e)    Audiovox Germany Loans

Included in this balance is a mortgage on the land and building housing Audiovox Germany's headquarters in Pulheim, Germany, which was entered into in January 2013. The mortgage bears interest at 2.85%, payable in twenty-six quarterly installments through June 2019.

(f)    Hirschmann Line of Credit

In December 2014, Hirschmann entered into an agreement for a €8,000 working capital line of credit with a financial institution. The line of credit is payable on demand and is mutually cancelable. The rate of interest is the three month Euribor plus 2% (2.0% at May 31, 2015). Hirschmann and Voxx Germany are joint and severally liable for the line of credit balance, which is also guaranteed by VOXX International Corporation.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

(15)     Other Income (Expense)

Other income (expense) is comprised of the following:

	Three Months Ended May 31,
	2015	2014
Foreign currency gain	$376	$128
Interest income	35	83
Rental income	104	300
Miscellaneous	(206)	40
Total other, net	$309	$551

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

In February 2013, the Venezuelan government announced the devaluation of the Bolivar Fuerte, moving the official exchange rate from 4.3 to 6.3 per U.S. dollar. Concurrent with this action, the Venezuelan government established a new auction-based exchange rate market program, referred to as Complementary System for the Administration of Foreign Currency (“SICAD”). The amount of transactions that have run through the SICAD and restrictions around participation limited our access to any foreign exchange rate other than the official rate to pay for imported goods and manage our local monetary asset balances. Although the official exchange rate remained at 6.3 during Fiscal 2014, the government announced in January 2014 that the exchange rate for goods and services deemed non-essential would move to the rate available on the expanded SICAD currency market, which was 11.7 at February 28, 2014 (referred to as SICAD 1). In March 2014, a new exchange control mechanism was opened by the government, referred to as SICAD 2, which was not restricted by auction and was available for all types of transactions. The use of the SICAD 1 rate was dependent upon the availability of auctions, and was not indicative of a free market exchange, as only designated industries could bid into individual auctions and the highest bids were not always recognized by the Venezuelan government. The Company, therefore, used the SICAD 2 rate for its Venezuelan subsidiary for the three months ended May 31, 2014, which was approximately 50 Bolivar Fuerte/$1 at May 31, 2014, with the exception of the Company's investment in Venezuelan government issued sovereign bonds (See Note 4). In February 2015, the Venezuelan government introduced another new currency system, referred to as the Marginal Currency System, or SIMADI rate. This market-based exchange system consists of a mechanism from which both businesses and individuals are allowed to purchase and sell foreign currency at the price set by the market. In conjunction with this introduction, SICAD 2 was annulled and combined with the former SICAD 1, reverting to its original title of SICAD, exclusively applicable to non-essential goods and subject to available auctions. The SIMADI rate at May 31, 2015 was approximately 199 Bolivar Fuerte/$1 and has been used by the Company

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

for its Venezuelan subsidiary at May 31, 2015. A net currency exchange loss of $(33) was recorded for the three months ended May 31, 2015, and is included in Other Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income (Loss).

Our investment in Venezuela mainly consists of $3,919 of rental properties that are currently being held for investment purposes. As of May 31, 2015, the Company made an assessment of the recoverability of its investment properties in Venezuela as a result of the existence of certain indicators of impairment. In testing the recoverability of its investment properties, the Company considered the undiscounted cash flows expected to be received from these properties, the length of time the properties have been held, the volatile market conditions, the Company’s financial condition, and the intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. Based on our assessment, none of our rental properties were impaired as of May 31, 2015.

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

(17)     Lease Obligations

At May 31, 2015, the Company was obligated under non-cancelable operating leases for equipment, as well as warehouse and office facilities for minimum annual rental payments as follows:

Operating Leases
2016	$5,961
2017	2,385
2018	852
2019	617
2020	188
Thereafter	369
Total minimum lease payments	$10,372

The Company has three capital leases with a total lease liability of $1,790 at May 31, 2015. These leases have maturities through Fiscal 2020.

The Company leases a facility from its principal stockholder which expires on November 30, 2016. At May 31, 2015, minimum annual rental payments on this related party operating lease, which are included in the above table, are as follows:

2016	$834
2017	423
Total	$1,257

(18)     Capital Structure

The Company's capital structure is as follows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

		Shares Authorized		Shares Outstanding
Security	Par Value	May 31, 2015	February 28, 2015	May 31, 2015	February 28, 2015	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,906,994	21,873,790	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	2,129,450	2,129,450	N/A	N/A	N/A

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

Segment data for each of the Company's segments are presented below:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Automotive	Premium Audio	Consumer Accessories	Corporate/ Eliminations	Total
Three Months Ended May 31, 2015
Net sales	$89,975	$29,323	$44,740	$345	$164,383
Equity in income of equity investees	1,618	—	—	—	1,618
Interest expense and bank charges	1,489	2,231	1,406	(3,559)	1,567
Depreciation and amortization expense	1,807	867	325	498	3,497
Income (loss) before income taxes	5,371	(2,438)	(2,305)	(1,066)	(438)

Three Months Ended May 31, 2014
Net sales	$102,385	$35,211	$49,130	$173	$186,899
Equity in income of equity investees	1,931	—	—	—	1,931
Interest expense and bank charges	1,471	2,278	2,111	(4,252)	1,608
Depreciation and amortization expense	2,185	883	340	525	3,933
Income (loss) before income taxes	5,551	(1,602)	(3,604)	212	557

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

Securities and Derivative Proceedings:

On July 8, 2014, a purported class action suit, Brian Ford vs. VOXX International Corporation, et al., was filed against us and two of our present executive officers in the U.S. District Court for the Eastern District of New York. The suit alleges that defendants violated the federal securities laws by making false or misleading statements between May 15, 2013 and May 14, 2014 regarding our earnings guidance for Fiscal 2014 and the anticipated future performance of our business. The plaintiff claims that these statements artificially inflated the price of our stock and that purchasers of our stock during the relevant period were damaged when the stock price later declined. The plaintiff seeks the award of unspecified amount of damages on behalf of the alleged class, counsel fees and costs. We believe we have meritorious legal positions and defenses and will continue to represent our interests vigorously in this matter.  On September 8, 2014, three members of the alleged class moved to be appointed the lead plaintiff in the action.  To date, the Court has not entered an order appointing a lead plaintiff.

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

(22)    Subsequent Events

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and ancillary executive offices in Lake Nona, Florida (the “Loan”).  Wells Fargo Bank, N.A. was the purchaser of the bond. U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. The Loan has a ten year term and bears interest at 70% of one month LIBOR plus 1.54%. The Loan is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The financial covenants of the loan are as defined in the Company’s Revolving Credit Agreement with Wells Fargo Bank dated March 14, 2012.

On July 8, 2015, the Company granted 84,233 shares of restricted stock to employees participating in the SERP, which vest on the later of three years from the date of grant or the grantee reaching the age of 65 years. The shares have an exercise price of $8.13, as determined based upon the mean of the high and low price of the Company's stock on the grant date.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three months ended May 31, 2015 compared to the three months ended May 31, 2014. Next, we present adjusted EBITDA and diluted adjusted EBITDA per common share for the three months ended May 31, 2015 compared to the three months ended May 31, 2014 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

Unless specifically indicated otherwise, all amounts presented in our MD&A below are in thousands, except share and per share data.

Business Overview

VOXX International Corporation ("Voxx," "We," "Our," "Us" or the "Company") is a leading international manufacturer and distributor in the Automotive, Premium Audio and Consumer Accessories industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through eighteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., Audiovox Consumer Electronics, Inc. ("ACE"), Audiovox German Holdings GmbH ("Voxx Germany"), Audiovox Venezuela, C.A., Audiovox Canada Limited, Voxx Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Klipsch Holding LLC ("Klipsch"), Car Communication Holding GmbH ("Hirschmann"), Omega Research and Development, LLC ("Omega") and Audiovox Websales LLC. We market our products under the Audiovox® brand name, other brand names and licensed brands, such as 808®, AR for Her, Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Energy®, Heco®, Hirschmann Car Communication®, Incaar™, Invision®, Jamo®, Jensen®, Klipsch®, Mac Audio™, Magnat®, Mirage®, Oehlbach®, Omega®, Prestige®, Pursuit®, RCA®, RCA Accessories, Schwaiger®, and Terk®, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products, 360Fly™ Action Cameras, myris® iris identification products and Singtrix®, the next generation in karaoke.

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

Critical Accounting Policies and Estimates

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently, actual results could differ from those estimates.  Our most critical accounting policies and estimates relate to revenue recognition; sales incentives; accounts receivable reserves; inventory reserves; goodwill and other intangible assets; warranties; stock-based compensation; income taxes; and the fair value measurements of financial assets and liabilities.  A summary of the Company's critical accounting policies is identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the fiscal year ended February 28, 2015. Since February 28, 2015, there have been no changes in our critical accounting policies or changes to the assumptions and estimates related to them.

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations and comprehensive income, which present the results of our operations for the three months ended May 31, 2015 and 2014.

The following tables set forth, for the periods indicated, certain statements of operations data for the three months ended May 31, 2015 and 2014.

Net Sales

	May 31,
	2015	2014	$ Change	% Change
Three Months Ended:
Automotive	$89,975	$102,385	$(12,410)	(12.1)%
Premium Audio	29,323	35,211	(5,888)	(16.7)
Consumer Accessories	44,740	49,130	(4,390)	(8.9)
Corporate	345	173	172	99.4
Total net sales	$164,383	$186,899	$(22,516)	(12.0)%

Automotive sales represented 54.7% of the net sales for the three months ended May 31, 2015 compared to 54.8% in the prior year period. A significant portion of the decrease in sales figures for the Automotive group was due to foreign exchange. The Euro devalued against the U.S. Dollar beginning in the second quarter of Fiscal 2015 and accelerated during the third and fourth quarters of Fiscal 2015 and the first quarter of Fiscal 2016. During these periods, the Euro to U.S. Dollar rate dropped from approximately 1.36 at May 31, 2014 to 1.10 at May 31, 2015, representing an approximate 20% decrease in value, which negatively impacted the translation of our Euro denominated sales when comparing the first quarter of Fiscal 2016 to the first quarter of Fiscal 2015, resulting in a decrease of approximately $10,500 in Automotive segment sales. In addition, the Company experienced a decrease in sales related to its Car Connection program, which began selling devices to retailers during the first quarter of Fiscal 2015 when there were significant load in sales. As an offset to these decreases, the Company saw an increase in its OEM manufacturing line sales due to the launch of new programs with Cadillac and GM, as well as an increase in sales from its existing Bentley and Porsche programs, the relaunch of a previously suspended OEM program due to customer safety issues and an increase in tuner and antenna sales during the three months ended May 31, 2015.

Premium Audio sales represented 17.8% of our net sales for the three months ended May 31, 2015 compared to 18.8% in the respective prior year periods. Sales in Premium Audio decreased 16.7% for the three months ended May 31, 2015, as a result of lower sales of Bluetooth speakers, headphones and soundbars as a result of competition, as well as prior year load in sales of new product that was not repeated in the current year. A portion of the decline is also attributable to the Euro to U.S. Dollar exchange rate, which negatively impacted the translation of our Euro denominated sales when comparing the first quarter of Fiscal 2016 to the first quarter of Fiscal 2015, as noted above, resulting in an approximate decrease of $1,700 in Premium Audio sales. These decreases were partially offset by increases in sales of certain high end separates, as well as commercial installations.

Consumer Accessory sales represented 27.2% of our net sales for the three months ended May 31, 2015 compared to 26.3% in the prior year period. The Consumer Accessories group experienced decreases in sales for the three months ended May 31, 2015 primarily as a result of the prior year sale of all inventory on hand at the Company's Mexican subsidiary in the first quarter of Fiscal 2015 due to the transition of this subsidiary from a distributor model to a representative office. The group has also continued to experience decreases in sales of hook-up and reception products, such as cables and antennas, as well as remotes and headphones due to competition, changes in demand and changes in technology. A portion of the decline is also attributable to the Euro to U.S. Dollar exchange rate, which negatively impacted the translation of our Euro denominated sales when comparing the first quarter of Fiscal 2016 to the first quarter of Fiscal 2015, as noted above, resulting in an approximate decrease of $1,800 in Consumer Accessory sales. These decreases were offset by significant increases in the sale of wireless and Bluetooth speakers, as well as sales of the new Singtrix karaoke product launched in the fourth quarter of Fiscal 2015.

Gross Profit and Gross Margin Percentage

	May 31,
	2015	2014	$ Change	% Change
Three Months Ended:
Automotive	$27,236	$30,983	$(3,747)	(12.1)%
	30.3%	30.3%
Premium Audio	9,401	10,992	(1,591)	(14.5)
	32.1%	31.2%
Consumer Accessories	11,050	11,075	(25)	(0.2)
	24.7%	22.5%
Corporate	356	3	353	11,766.7
	$48,043	$53,053	$(5,010)	(9.4)%
	29.2%	28.4%

Gross margins in the Automotive segment were flat for the three months ended May 31, 2015. The segment experienced improved margins related to mobile security and aftermarket car headrest DVD products, as well as tuners and antennas during the three months ended May 31, 2015. This was offset by lower margins for sales in the Company's OEM manufacturing line related to current programs during the three months ended May 31, 2015, as well as due to a one time duty refund received in the first quarter of Fiscal 2015 that was not repeated in Fiscal 2016.

Gross margins in the Premium Audio segment increased 90 basis points for the three months ended May 31, 2015. The segment experienced increases in margins due primarily to an improvement in the product mix in the European market. This was partially offset by lower sales prices for products such as Bluetooth speakers, headphones and soundbars.

Gross margins in the Consumer Accessories segment increased 220 basis points for the three months ended May 31, 2015 primarily as a result of an increase in sales of higher margin products, such as wireless and Bluetooth speakers and the Singtrix karaoke product for the three months ended May 31, 2015, as well as a decrease in sales of lower margin products such as inventory held at the Company's Mexican subsidiary that was sold in its entirety during the first quarter of Fiscal 2015. This was partially offset by decreased sales of certain higher margin products during the three months ended May 31, 2015, such as remotes, headphones, hookup and reception products.

Operating Expenses and Operating Income

	May 31,
	2015	2014	$ Change	% Change
Three Months Ended:
Operating expenses:
Selling	$13,038	$14,596	$(1,558)	(10.7)%
General and administrative	27,691	29,615	(1,924)	(6.5)
Engineering and technical support	8,079	9,261	(1,182)	(12.8)
Total operating expenses	$48,808	$53,472	$(4,664)	(8.7)%

Operating (loss) income	$(765)	$(419)	$(346)	82.6%

Total operating expenses for the three months ended May 31, 2015 have decreased due to lower salary and related payroll expenses as a result of a Company-wide headcount reduction announced in the fourth quarter of Fiscal 2015, a decrease in occupancy costs due to the closure of one of the Company's offices and the sublet of warehouse space, as well as a decrease in corporate spending and a decrease in advertising expense as a result of the timing of campaigns and promotions. There has also been a significant drop in foreign exchange for Euro translation to the U.S. Dollar for the three months ended May 31, 2015, as compared to the three months ended May 31, 2014, which has significantly impacted the Company's expenses, as well as revenues. The impact of the Euro to U.S. Dollar rate decrease resulted in an approximate $4,000 decrease in operating expenses for the three months ended May 31, 2015, as compared with the prior year period. Offsetting these decreases for the three months ended May 31, 2015 were increases in salary expense at Hirschmann due to the hiring of additional engineers.

Other (Expense) Income

	May 31,
	2015	2014	$ Change	% Change
Three Months Ended:
Interest and bank charges	$(1,567)	$(1,608)	$41	(2.5)%
Equity in income of equity investees	1,618	1,931	(313)	(16.2)
Venezuela currency devaluation, net	(33)	102	(135)	(132.4)
Other, net	309	551	(242)	(43.9)
Total other (expense) income	$327	$976	$(649)	(66.5)%

Interest and bank charges represent expenses for the Company's bank obligations, interest for capital leases and amortization of the debt discount on our credit facility. The decrease in the expense for the three months ended May 31, 2015 as compared to the comparable prior year period is attributable to a slight decrease in the outstanding balance of the Company's Credit Facility.

Equity in income of equity investees represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA"). The decrease in income for the three months ended May 31, 2015 was a result of a change in ASA's product mix.

Venezuela currency devaluation, net, represents the net currency gain or loss recognized due to variances relating to the devaluation of the Bolivar Fuerte. At May 31, 2015, the exchange rate used by the Company's Venezuela subsidiary was the SIMADI rate of 199 Bolivar Fuerte/$1. The exchange rate used at May 31, 2014 was the SICAD 2 rate in effect for that period of 50 Bolivar Fuerte/$1.

Other, net, during the three months ended May 31, 2015, primarily included net foreign currency gains of $376, interest income of $35, and rental income of $104. Other, net, during the three months ended May 31, 2014, primarily included approximately $128 of foreign currency gains, interest income of $83 and rental income of $300.

Income Tax Provision

The effective tax rate for the three months ended May 31, 2015 was (62.9)% compared to 12.2% in the comparable prior period.  The effective tax rate for the three months ended May 31, 2015 is different than the statutory rate primarily due to the impact of a tax law change in Indiana whereby the Company's Indiana R&D credits are no longer realizable on a more-likely-than-not basis.

Net Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with net income and basic and diluted net income per common share.

	Three Months Ended May 31,
	2015	2014
Net (loss) income	$(714)	$489
Net (loss) income per common share:
Basic	$(0.03)	$0.02
Diluted	$(0.03)	$0.02

Net income for the three months ended May 31, 2015 was unfavorably impacted by lower net sales and higher income tax expense during the period as compared to the prior year. This was slightly offset by improved gross margin percentages during the three months ended May 31, 2015. Net income for the three months ended May 31, 2014 was favorably impacted by an effective tax rate of 12.2%. Net income in both three month periods ended May 31, 2015 and May 31, 2014 were positively impacted by the performance of the Company's equity investment.

Adjusted EBITDA

Adjusted EBITDA and diluted adjusted EBITDA per common share are not financial measures recognized by GAAP. Adjusted EBITDA represents net income, computed in accordance with GAAP, before interest and bank charges, taxes, depreciation and amortization, stock-based compensation expense, and certain settlements. Depreciation, amortization and stock-based compensation are non-cash items. Diluted adjusted EBITDA per common share represents the Company's diluted earnings per common share based on adjusted EBITDA.

We present adjusted EBITDA and diluted adjusted EBITDA per common share in this Form 10-Q because we consider them to be useful and appropriate supplemental measures of our performance. Adjusted EBITDA and diluted adjusted EBITDA per common share help us to evaluate our performance without the effects of certain GAAP calculations that may not have a direct cash impact on our current operating performance. In addition, the exclusion of certain costs or gains relating to certain non-recurring events allows for a more meaningful comparison of our results from period-to-period. These non-GAAP measures, as we define them, are not necessarily comparable to similarly entitled measures of other companies and may not be appropriate measures for performance relative to other companies. Adjusted EBITDA should not be assessed in isolation from or construed as a substitute for EBITDA prepared in accordance with GAAP. Adjusted EBITDA and diluted adjusted EBITDA per common share are not intended to represent, and should not be considered to be more meaningful measures than, or alternatives to, measures of operating performance as determined in accordance with GAAP.

Reconciliation of GAAP Net (Loss) Income to Adjusted EBITDA

	Three Months Ended May 31,
	2015	2014
Net (loss) income	$(714)	$489
Adjustments:
Interest expense and bank charges	1,567	1,608
Depreciation and amortization	3,497	3,933
Income tax expense	276	68
EBITDA	4,626	6,098
Stock-based compensation	230	75
Adjusted EBITDA	$4,856	$6,173
Diluted (loss) earnings per common share	$(0.03)	$0.02
Diluted adjusted EBITDA per common share	$0.20	$0.25

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of May 31, 2015, we had working capital of $151,159 which includes cash and short-term investments of $7,055, compared with working capital of $154,312 at February 28, 2015, which included cash and short-term investments of $8,448. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions.

Operating activities provided cash of $488 for the three months ended May 31, 2015 principally due to a decrease in accounts receivable as a result of a decrease in sales, as well as the factoring of certain trade accounts receivable, and a decrease in prepaid expenses and other assets, offset by a decrease in accounts payable, accrued expenses and sales incentives.

•
The Company experienced increased annual accounts receivable turnover of 7.4 during the three months ended May 31, 2015 compared to 6.1 during the three months ended May 31, 2014, which was partially due to the factoring of certain trade accounts receivable.

•	Annual inventory turnover decreased to 2.7 during the three months ended May 31, 2015 as compared to 3.4 during the three months ended May 31, 2014.

Investing activities used cash of $5,391 during the three months ended May 31, 2015, primarily due to capital additions.

Financing activities provided cash of $3,360 during the three months ended May 31, 2015, primarily due to borrowings of bank obligations net of repayments.

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

The Credit Facility contains covenants that limit the ability of certain entities of the Company to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or exit a substantial portion of their respective businesses; (iv) make any material change in the nature of their business; (v) prepay or otherwise acquire indebtedness; (vi) cause any Change of Control; (vii) make any Restricted Payments; (viii) change their fiscal year or method of accounting; (ix) make advances, loans or investments; (x) enter into or permit any transaction with an Affiliate of certain entities of the Company; or (xi) use proceeds for certain items. As of May 31, 2015, the Company was in compliance with all debt covenants.

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

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At May 31, 2015, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period (9)
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$1,790	$51	$—	$1,739	$—
Operating leases (2)	10,372	5,961	3,237	805	369
Total contractual cash obligations	$12,162	$6,012	$3,237	$2,544	$369

Other Commitments
Bank obligations (3)	$75,431	$8,531	$—	$66,900	$—
Stand-by and commercial letters of credit (4)	827	827	—	—	—
Other (5)	13,091	1,926	2,215	8,950	—
Contingent earn-out payments (6)	239	239	—	—	—
Pension obligation (7)	8,500	324	447	481	7,248
Unconditional purchase obligations (8)	99,311	99,311	—	—	—
Total other commitments	197,399	111,158	2,662	76,331	7,248
Total commitments	$209,561	$117,170	$5,899	$78,875	$7,617

1.
Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $51 and $1,739, respectively at May 31, 2015.

2.	We enter into operating leases in the normal course of business.

3.	Represents amounts outstanding under the Company's Credit Facility and the Voxx Germany Euro asset-based lending facility at May 31, 2015.

4.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.

5.
This amount includes amounts due under an assumed mortgage on a facility in connection with our Klipsch acquisition and amounts outstanding under mortgages for facilities purchased at Schwaiger, Voxx Germany and Klipsch.

6.	Represents contingent payments in connection with the Invision acquisition.

7.	Represents the liability for an employer defined benefit pension plan covering certain eligible Hirschmann employees, as well as a retirement incentive accrual for certain Hirschmann employees.

8.
Open purchase obligations represent inventory commitments.  These obligations are not recorded in the consolidated financial statements until commitments are fulfilled given that such obligations are subject to change based on negotiations with manufacturers.

9.
At May 31, 2015, the Company had an uncertain tax position liability of $5,207, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S federal, state and local and foreign tax issues.

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

Acquisitions

There were no acquisitions during the first quarter of Fiscal 2016 or during Fiscal 2015.

Related Party Transactions

The Company leases a facility from its principal stockholder which expires on November 30, 2016.

Total lease payments required under all related party leases for the five-year period ending May 31, 2020 are $1,257.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 21 to our consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Voxx conducts business in various non-U.S. countries, including Germany, Hungary, Canada, Mexico, Denmark, the Netherlands, France and Venezuela and thus is exposed to market risk for changes in foreign currency exchange rates. For the three months ended May 31, 2015, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and net income of approximately $5,868 and $183, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela represented less than 1% of year to date sales. Approximately $107 of assets invested in Venezuela is cash related and are subject to government foreign exchange controls. The Company also maintains $3,919 in real estate property in Venezuela that could be subject to government foreign exchange controls upon their ultimate sale.

In connection with the Credit Facility and the mortgage related to the Klipsch headquarters, we have debt in the amount of $66,900 and $6,305, respectively, at May 31, 2015. Interest on the Credit Facility is charged at LIBOR plus 0.00 - 2.00%. Interest on the Klipsch mortgage is charged at LIBOR plus 2.25%. We have entered into two interest rate swaps for two portions of the Credit Facility, with notional amounts of $26,250 and $25,000 at May 31, 2015 and one interest rate swap for the Klipsch mortgage with a notional amount of $6,305 at May 31, 2015. These swaps protect against LIBOR interest rates rising above 0.515% and 0.518% (exclusive of credit spread) on the two Amended Facility balances, respectively, through April 29, 2016 and February 28, 2017, respectively, and fixes the interest rate on the Klipsch mortgage at 3.92% (inclusive of credit spread) through the mortgage end date of May 2023.

As of May 31, 2015, the fair value of our interest rate swaps recorded in Accrued expenses and other current liabilities and Other liabilities on our Consolidated Balance Sheet was $(117), which represents the amount that would be received upon unwinding the interest rate swap agreements based on market conditions at that time. Changes in the fair value of these interest rate swap agreements are reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated Other Comprehensive Income since the hedge is deemed fully effective.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of May 31, 2015 in order to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial  reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three month period ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 20 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Note 14 of the Form 10-K for the fiscal year ended February 28, 2015 for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended February 28, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of common stock repurchased during the three months ended May 31, 2015.

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

101
The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended May 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets , (ii), the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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