Form 10-Q
period 2015-08-31
VOXX International Corp
filed 2015-10-13
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

 or

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
Yes   ☒ No   ☐

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of October 9, 2015
Class A Common Stock	21,937,994	Shares
Class B Common Stock	2,260,954	Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	August 31, 2015	February 28, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$8,450	$8,448
Accounts receivable, net	80,853	102,766
Inventory, net	162,933	156,649
Receivables from vendors	3,855	3,622
Investment securities, current	—	275
Prepaid expenses and other current assets	21,370	26,370
Income tax receivable	2,169	1,862
Deferred income taxes	1,669	1,723
Total current assets	281,299	301,715
Investment securities	13,299	12,413
Equity investments	21,871	21,648
Property, plant and equipment, net	76,344	69,783
Goodwill	105,898	105,874
Intangible assets, net	149,282	158,455
Deferred income taxes	675	717
Other assets	11,291	6,908
Total assets	$659,959	$677,513
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$57,045	$71,403
Accrued expenses and other current liabilities	46,885	51,744
Income taxes payable	3,558	3,067
Accrued sales incentives	14,011	14,097
Deferred income taxes	487	1,060
Current portion of long-term debt	11,549	6,032
Total current liabilities	133,535	147,403
Long-term debt	84,836	79,455
Capital lease obligation	1,658	733
Deferred compensation	4,254	4,650
Other tax liabilities	5,143	5,157
Deferred tax liabilities	31,359	34,327
Other long-term liabilities	9,886	9,648
Total liabilities	270,671	281,373
Commitments and contingencies (see Note 20)
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 18)	—	—
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 24,067,444 and 24,003,240 shares issued, 21,937,994 and 21,873,790 shares outstanding at August 31, 2015 and February 28, 2015, respectively	256	255
Class B Convertible, $.01 par value, 10,000,000 authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	293,361	292,427
Retained earnings	152,521	157,629
Accumulated other comprehensive loss	(35,914)	(33,235)
Treasury stock, at cost, 2,129,450 shares of Class A Common Stock at August 31, 2015 and February 28, 2015	(20,958)	(20,958)
Total stockholders' equity	389,288	396,140
Total liabilities and stockholders' equity	$659,959	$677,513
See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
 (In thousands, except share and per share data)
(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014
Net sales	$154,174	$177,343	$318,557	$364,242
Cost of sales	109,199	124,939	225,539	258,785
Gross profit	44,975	52,404	93,018	105,457
Operating expenses:
Selling	10,680	13,010	23,718	27,606
General and administrative	26,303	29,088	53,994	58,703
Engineering and technical support	8,652	9,215	16,731	18,476
Intangible asset impairment charges	6,210	—	6,210	—
Total operating expenses	51,845	51,313	100,653	104,785
Operating (loss) income	(6,870)	1,091	(7,635)	672
Other income (expense):
Interest and bank charges	(1,625)	(1,577)	(3,192)	(3,185)
Equity in income of equity investees	1,457	1,455	3,075	3,386
Venezuela currency devaluation, net	(1)	(6,334)	(34)	(6,232)
Other, net	192	723	501	1,274
Total other income (expense), net	23	(5,733)	350	(4,757)
Loss before income taxes	(6,847)	(4,642)	(7,285)	(4,085)
Income tax benefit	(2,453)	(1,960)	(2,177)	(1,892)
Net loss	$(4,394)	$(2,682)	$(5,108)	$(2,193)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,764	(7,000)	(1,033)	(7,441)
Derivatives designated for hedging	(977)	311	(1,641)	951
Pension plan adjustments	(53)	50	(1)	60
Unrealized holding loss on available-for-sale investment securities arising during the period, net of tax	—	2	(4)	2
Other comprehensive income (loss), net of tax	734	(6,637)	(2,679)	(6,428)
Comprehensive loss	$(3,660)	$(9,319)	$(7,787)	$(8,621)

Net loss per common share (basic)	$(0.18)	$(0.11)	$(0.21)	$(0.09)
Net loss per common share (diluted)	$(0.18)	$(0.11)	$(0.21)	$(0.09)
Weighted-average common shares outstanding (basic)	24,193,606	24,433,922	24,173,733	24,433,922
Weighted-average common shares outstanding (diluted)	24,193,606	24,433,922	24,173,733	24,433,922

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended August 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,108)	$(2,193)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,055	8,000
Amortization of debt discount	562	558
Impairment charges	6,210	—
Bad debt expense	534	235
Interest on notes receivable from EyeLock, Inc.	(677)	—
Unrealized (gain) loss on forward contracts	(2,163)	272
Equity in income of equity investees	(3,075)	(3,386)
Distribution of income from equity investees	2,853	2,622
Deferred income tax benefit	(2,940)	(1,090)
Non-cash compensation adjustment	(459)	(952)
Non-cash stock based compensation expense	487	151
Venezuela currency devaluation on investment securities	23	6,702
(Gain) loss on sale of property, plant and equipment	(23)	160
(Gain) loss on sale of intangible asset	(30)	—
Changes in operating assets and liabilities:
Accounts receivable	20,888	34,396
Inventory	(6,250)	(11,560)
Receivables from vendors	39	(1,141)
Prepaid expenses and other	3,447	(4,175)
Investment securities-trading	509	(60)
Accounts payable, accrued expenses, accrued sales incentives and other liabilities	(19,165)	(356)
Income taxes payable	166	(4,357)
Net cash provided by operating activities	2,883	23,826
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,524)	(5,977)
Proceeds from sale of property, plant and equipment	50	—
Proceeds from sale of intangible asset	150	—
Increase in notes receivable	(3,942)	—
Sale of short term investments	251	—
Purchase of long-term investments	—	(6,000)
Net cash used in investing activities	(14,015)	(11,977)
Cash flows from financing activities:
Principal payments on capital lease obligation	(195)	(260)
Repayment of bank obligations	(119,626)	(134,317)
Borrowings on bank obligations	130,443	122,050
Deferred financing costs	(332)	—
Proceeds from exercise of stock options	436	—
Net cash provided by (used in) financing activities	10,726	(12,527)
Effect of exchange rate changes on cash	408	(524)
Net increase (decrease) in cash and cash equivalents	2	(1,202)
Cash and cash equivalents at beginning of period	8,448	10,603
Cash and cash equivalents at end of period	$8,450	$9,401

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

There are no reconciling items which impact the numerator of basic and diluted net income per common share.  A reconciliation between the denominator of basic and diluted net income per common share is as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014
Weighted-average common shares outstanding	24,193,606	24,433,922	24,173,733	24,433,922
Effect of dilutive securities:
Stock options and warrants	—	—	—	—
Weighted-average common shares and potential common shares outstanding	24,193,606	24,433,922	24,173,733	24,433,922

Restricted stock, stock options and warrants of 403,645 and 163,792 for the three months ended August 31, 2015 and 2014, respectively, and 395,690 and 163,792 for the six months ended August 31, 2015 and 2014, respectively, were not included in the net income (loss) per diluted share calculation because the exercise price of these restricted stock, stock options and warrants was greater than the average market price of the Company’s common stock during these periods or their inclusion would have been anti-dilutive.

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
Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets measured at fair value on a recurring basis at August 31, 2015:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$8,450	$8,450	$—
Derivatives
Designated for hedging	$821	$—	$821
Investment securities:
Trading securities	$4,002	$4,002	$—
Available-for-sale securities	12	12	—
Other investments at amortized cost (a)	9,285	—	—
Total investment securities	$13,299	$4,014	$—

The following table presents assets measured at fair value on a recurring basis at February 28, 2015:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$8,448	$8,448	$—
Derivatives
Designated for hedging	$3,111	$—	$3,111
Long-term investment securities:
Trading securities	$4,511	$4,511	$—
Available-for-sale securities	15	15	—
Other investments at amortized cost (a)	8,162	—	—
Total investment securities	$12,688	$4,526	$—

(a)
Included in this balance are investments in three non-controlled corporations accounted for at cost (see Note 4). The fair values of these investments would be based upon Level 3 inputs. At February 28, 2015, this balance also included the Company's held-to-maturity investment in bonds issued by the Venezuelan government, which were recorded at amortized cost (see Note 4). At August 31, 2015 and February 28, 2015, it is not practicable to estimate the fair values of these items.

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
Derivative Instruments
The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases and local operating expenses. The Company also has four interest rate swap agreements, two of which hedge interest rate exposure related to the forecasted outstanding borrowings on a portion of its senior secured credit facility ("the Credit Facility"); a third that hedges interest rate exposure related to the forecasted outstanding balance of one of its mortgage notes, with monthly payments due through May 2023; and a fourth agreement, entered into in July 2015, which hedges interest rate exposure related to the forecasted outstanding balance of its construction loan, with monthly payments due from March 2016 through March 2026. The two swap agreements related to the Credit Facility lock the Company's LIBOR rates at 0.515% and 0.518% (exclusive of credit spread) for the respective agreements through the swaps' maturities of February 28, 2017 and April 29, 2016, respectively. The swap agreement related to the Company's mortgage locks the interest rate on the debt at 3.92% (inclusive of credit spread) through the end of the mortgage. The swap agreement related to the Company's construction loan locks the interest rate on the debt at 3.48% (inclusive of credit spread) through the maturity date of the loan. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts range from 1 - 18 months and are classified in the balance sheet according to their terms. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either assets or liabilities based on the fair value of the instruments at the end of the period.
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is recognized as incurred through Other Income (Expense) in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) and amounted to $(65) and $(13) for the three and six months ended August 31, 2015, respectively, and $49 and $36 for the three and six months ended August 31, 2014, respectively.
Financial Statement Classification
The Company holds derivative instruments that are designated as hedging instruments. The following table discloses the fair value as of August 31, 2015 and February 28, 2015 of derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	August 31, 2015	February 28, 2015
Designated derivative instruments
Foreign currency contracts	Prepaid expenses and other current assets	$1,237	$3,180
Interest rate swap agreements	Accrued expenses and other current liabilities	(26)	—
	Other long term liabilities	(390)	(69)

Total derivatives		$821	$3,111

Cash flow hedges

During Fiscal 2015, as well as during the first six months of Fiscal 2016, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $28,400 and are designated as cash flow hedges at August 31,

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

2015. The current outstanding notional values of the Company's four interest rate swaps at August 31, 2015 are $26,250, $25,000, $6,110 and $3,102. For cash flow hedges, the effective portion of the gain or loss is reported as a component of Other Comprehensive Income (Loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three and six months ended August 31, 2015 and 2014 was as follows:

	Three months ended			Six months ended
	August 31, 2015			August 31, 2015
	Pretax (Loss) Recognized in Other Comprehensive Income	Pretax Gain Reclassified from Accumulated Other Comprehensive Income (a)	(Loss)for Ineffectiveness in Other Income	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain Reclassified from Accumulated Other Comprehensive Income (a)	(Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$(122)	$887	$(65)	$369	$2,174	$(13)
Interest rate swaps	$(299)	$—	$—	$(347)	$—	$—

	Three months ended			Six months ended
	August 31, 2014			August 31, 2014
	Pretax Gain Recognized in Other Comprehensive Income	Pretax (Loss) Reclassified from Accumulated Other Comprehensive Income (a)	Gain for Ineffectiveness in Other Income	Pretax Gain Recognized in Other Comprehensive Income	Pretax (Loss) Reclassified from Accumulated Other Comprehensive Income (a)	Gain for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$356	$(70)	$49	$831	$(272)	$36
Interest rate swaps	$10	$—	$—	$164	$—	$—

(a) Gains and losses related to foreign currency contracts are reclassified to cost of sales. Gains and losses related to interest rate swaps are reclassified to interest expense.

The net loss recognized in Other Comprehensive Income (Loss) for foreign currency contracts is expected to be recognized in cost of sales within the next twenty-two months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. As of August 31, 2015, no contracts originally designated for hedge accounting were de-designated or terminated.

(4)    Investment Securities

As of August 31, 2015 and February 28, 2015, the Company had the following investments:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	August 31, 2015			February 28, 2015
	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value
Investment Securities
Marketable Securities
Trading
Deferred Compensation	$4,002	$—	$4,002	$4,511	$—	$4,511
Available-for-sale
Cellstar	—	12	12	—	15	15
Held-to-maturity Investment	—	—	—	275	—	275
Total Marketable Securities	4,002	12	4,014	4,786	15	4,801
Other Investments	9,285	—	9,285	7,887	—	7,887
Total Investment Securities	$13,287	$12	$13,299	$12,673	$15	$12,688

Current Investments

Held-to-Maturity Investment

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

A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.  The Company considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other-than-temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company's intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value. No other-than-temporary losses were incurred by the Company during the three and six months ended August 31, 2015 or 2014.

Other Long-Term Investments

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Other long-term investments include investments in three non-controlled corporations accounted for at cost. As of August 31, 2015, the Company's investment in Rx Networks totaled $1,832 and we held 15.3% of the outstanding shares of this company. No additional investment was made in Rx Networks during the three and six months ended August 31, 2015. During the six months ended August 31, 2014, the Company invested $3,000 in EyeSee360, Inc., consisting of shares of the investee's preferred stock. During the three months ended August 31, 2015, Voxx increased this investment to $4,453, as a result of acquiring additional preferred stock shares. The Company holds 9.3% of the outstanding shares of EyeSee360, Inc. as of August 31, 2015. During the six months ended August 31, 2014, the Company also invested $3,000 in EyeLock, Inc., consisting of a convertible debt security. The Company held 4.2% of the convertible equivalent of shares of EyeLock Inc. on August 31, 2015. The total balance of the three investments at August 31, 2015 was $9,285.

On September 1, 2015, the Company completed an acquisition of a majority voting interest in substantially all of the assets and certain liabilities of EyeLock, Inc. and EyeLock Corporation (see Note 22). During the six months ended August 31, 2015, prior to the completion of the acquisition, the Company loaned an additional $3,942 to EyeLock, Inc. in the form of secured short term promissory notes bearing interest at 10%. These notes are recorded within other assets on the accompanying Consolidated Balance Sheet.

(5)    Accumulated Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive losses consist of the following:

	Foreign Exchange Losses	Unrealized losses on investments, net of tax	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2015	$(32,935)	$(101)	$(2,742)	$2,543	$(33,235)
Other comprehensive (loss) income before reclassifications	(1,033)	(4)	(1)	(95)	(1,133)
Reclassified from accumulated other comprehensive income (loss)	—	—	—	(1,546)	(1,546)
Net current-period other comprehensive (loss) income	(1,033)	(4)	(1)	(1,641)	(2,679)
Balance at August 31, 2015	$(33,968)	$(105)	$(2,743)	$902	$(35,914)

During the three and six months ended August 31, 2015, the Company recorded taxes related to unrealized losses on investments of $0 in both periods, pension plan adjustments of $0 in both periods and derivatives designated in a hedging relationship of $293 and $520, respectively.

(6)    Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Six Months Ended August 31,
	2015	2014
Non-cash investing and financing activities:
Capital expenditures funded by long-term obligations	$1,109	$—
Non-cash acquisition of long-term investment	$1,453	$—
Cash paid during the period:
Interest (excluding bank charges)	$1,969	$2,106
Income taxes (net of refunds)	$561	$2,264

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

In addition, the Company issued 15,000 warrants in October 2014 to purchase the Company’s common stock with the same terms as those of the options above as consideration for future legal and professional services. These warrants are included in the outstanding options and warrants table below and are not yet exercisable at August 31, 2015.

The Company granted 256,250 options in December of 2012, which vested on July 1, 2013, expired two years from date of vesting (June 30, 2015), had an exercise price equal to $6.79, $0.25 above the sales price of the Company’s stock on the day prior to the date of grant, had a contractual term of 2.5 years and a grant date fair value of $1.99 per share determined based upon a Black-Scholes valuation model. In addition, the Company issued 17,500 warrants in December of 2012 to purchase the Company’s common stock with the same terms as those of the options above as consideration for future legal and professional services. None of these options or warrants expired unexercised.

During the three and six months ended August 31, 2015, the Company recorded $98 and $195 in stock-based compensation and professional fees, respectively, related to stock options and warrants. As of August 31, 2015, the Company had $32 of unrecognized compensation costs and professional fees related to non-vested stock options and warrants.

Information regarding the Company's stock options and warrants is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at February 28, 2015	204,204	$7.46
Granted	—	—
Exercised	64,204	6.79
Forfeited/expired	—	—
Outstanding at August 31, 2015	140,000	$7.76	2.13
Options exercisable at August 31, 2015	—	$—

A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates prior to the release of the restrictions. In Fiscal 2014, the Company established a Supplemental Executive Retirement Plan (SERP) and granted 84,588 shares of restricted stock under this plan. These shares were granted based on certain performance

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

criteria and vest on the later of three years from the date of participation in the SERP, or the grantee reaching the age of 65 years. During Fiscal 2015 and during the second quarter of Fiscal 2016, an additional 118,058 and 79,268 shares of restricted stock were granted under the SERP, respectively. These shares were also granted based on certain performance criteria and vest on the later of three years from the date of grant or the grantee reaching the age of 65 years. Upon vesting, the shares will be issued to the grantee or settled in cash, at the Company's sole option. The grantee cannot transfer the rights to receive shares before the restricted shares vest. There are no market conditions inherent in the award, only an employee performance requirement, and the service requirement that the respective employee continues employment with the Company through the vesting date. The Company expenses the cost of the restricted stock awards on a straight-line basis over the requisite service period of each employee or a maximum of 12.75 years. For these purposes, the fair market values of the restricted stock, $13.62, $7.77 and $8.13, respectively, were determined based on the mean of the high and low price of the Company's common stock on the grant dates.

The following table presents a summary of the Company's restricted stock activity for the six months ended August 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at February 28, 2015	202,646	$10.21
Granted	79,268	8.13
Vested	—	—
Forfeited	—	—
Balance at August 31, 2015	281,914	9.63

During the three and six months ended August 31, 2015, the Company recorded $159 and $292, respectively, in stock-based compensation related to restricted stock awards. As of August 31, 2015, there was $2,038 of unrecognized stock-based compensation expense related to unvested restricted stock awards.

(8)    Supply Chain Financing

The Company has four supply chain financing agreements ("factoring agreements") that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The factored balances for all four agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three and six months ended August 31, 2015, net of discounts, were $62,108 and $127,149, compared to $38,872 and $86,409 for the three and six months ended August 31, 2014, respectively.

(9)    Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amount to $5,939 and $10,897 for the three and six months ended August 31, 2015, respectively, compared to $5,894 and $11,283 for the three and six months ended August 31, 2014, respectively, net of customer reimbursement, and are included within Engineering and Technical Support Expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company enters into development and long-term supply agreements with certain of its OEM ("Original Equipment Manufacturer") customers. Revenues earned from the development services are recorded based upon the milestone method of revenue recognition provided certain criteria are met. Amounts due from OEM customers for development services are reflected as a reduction of research and development expense because the performance of contract development services is not central to the Company's operations. For the three and six months ended August 31, 2015, the Company recorded $1,450 and $3,226, respectively, and for the three and six months ended August 31, 2014, the Company recorded $2,586 and $4,797, respectively, of development service revenue as a reduction of research and development expense based upon the achievement of a milestone.

(10)    Goodwill and Intangible Assets

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The change in goodwill by segment is as follows:

Automotive:	Amount
Beginning balance at March 1, 2015	$59,341
Currency translation	24
Balance at August 31, 2015	$59,365

Gross carrying amount at August 31, 2015	$59,365
Accumulated impairment charge	—
Net carrying amount at August 31, 2015	$59,365

Premium Audio:
Beginning balance at March 1, 2015	$46,533
Activity during the period	—
Balance at August 31, 2015	$46,533

Gross carrying amount at August 31, 2015	$78,696
Accumulated impairment charge	(32,163)
Net carrying amount at August 31, 2015	$46,533

Total Goodwill, net	$105,898

Note: The Company's Consumer Accessories segment did not carry a goodwill balance at August 31, 2015 or February 28, 2015.

At August 31, 2015, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$62,516	$21,492	$41,024
Trademarks/Tradenames	415	386	29
Patents	8,834	3,764	5,070
License	1,400	1,400	—
Contract	1,556	1,556	—
Total finite-lived intangible assets	$74,721	$28,598	46,123
Indefinite-lived intangible assets
Trademarks			103,159
Total net intangible assets			$149,282

At February 28, 2015, intangible assets consisted of the following:

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

The Company recorded amortization expense of $1,280 and $1,406 for the three months ended August 31, 2015 and 2014, respectively, and $2,555 and $2,821 for the six months ended August 31, 2015 and 2014, respectively. The estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding years ending August 31, 2021 is as follows:

Fiscal Year	Amount
2017	$5,054
2018	5,026
2019	4,886
2020	4,820
2021	4,727

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances warrant such a review. During the second quarter of Fiscal 2016, the Company re-evaluated its projections for its Klipsch reporting unit, located in the Premium Audio segment, based on lower than anticipated results due to certain marketing strategies and re-evaluation of its market position for certain product lines. Accordingly, this was considered an indicator of impairment requiring the Company to test the related indefinite-lived tradename for impairment, and perform a step 1 impairment analysis on the goodwill for this reporting unit. Fair value is determined primarily by using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions, and is considered a Level 3 (unobservable) fair value determination in the fair value hierarchy (see Note 3). A five-year period is analyzed using a risk adjusted discount rate. The discount rates (developed using a weighted average cost of capital analysis) used in the goodwill and intangible analyses were 13.1% and 13.8%, respectively. Long-term growth rates ranged from 0.7% to 2.9%. As a result of this analysis, the Company determined that the tradename for this reporting unit was impaired and recorded an impairment charge of $6,210 for the three and six months ended August 31, 2015. Approximately 44.0% ($46,533) of the Company’s goodwill is allocated to the Klipsch reporting unit. Based on the Company’s goodwill assessment, the fair value of the Klipsch reporting unit exceeded its carrying value by approximately $3,600. The Company believes its assumptions are reasonable, however, the fair value of the reporting unit is close to its carrying amount, including goodwill, and is sensitive to changes in assumptions. There can be no assurance that its estimates and assumptions made for purposes of its goodwill impairment testing, at the annual date and the interim testing date, will prove to be accurate predictions of the future. A sustained decline in Klipsch sales, sustained pricing pressures, unfavorable operating margins, lack of new product acceptance by consumers, changes in customer trends and preferred shopping channels, less than anticipated results for the holiday season, an increase in the discount rate, and/or a decrease in our projected long-term growth rates used in the discounted cash flow model could result in a significant goodwill impairment charge.

(11)    Equity Investment

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

As of August 31, 2015 and February 28, 2015, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA.  Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	August 31, 2015	February 28, 2015
Current assets	$44,884	$43,404
Non-current assets	5,930	5,642
Current liabilities	7,072	5,750
Members' equity	43,742	43,296
	Six Months Ended August 31,
	2015	2014
Net sales	$47,232	$49,496
Gross profit	14,301	14,798
Operating income	6,126	6,352
Net income	6,150	6,772

The Company's share of income from ASA was $1,457 and $1,455 for the three months ended August 31, 2015 and 2014, respectively, and $3,075 and $3,386 for the six months ended August 31, 2015 and 2014, respectively.

(12)    Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The Company’s annual effective tax rate for Fiscal 2016 excluding discrete items is estimated to be 35.0% (which includes U.S., state and local and foreign taxes) based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries.

For the three and six months ended August 31, 2015, the Company recorded income tax benefits of $2,453 and $2,177, respectively, which consisted of U.S., state and local and foreign taxes, including a discrete tax benefit of $64 for the three months ended August 31, 2015 and a discrete tax provision of $371 for the six months ended August 31, 2015. The discrete tax benefit for the three months ended August 31, 2015 primarily relates to the reversal of uncertain tax position liabilities, offset by a provision related to the accrual of interest for unrecognized tax benefits. The discrete tax provision for the six months ended August 31, 2015 includes the impact of a tax law change in Indiana whereby the Company's R&D credits are no longer realizable on a more-likely-than-not basis. For the three and six months ended August 31, 2014, the Company recorded income tax benefits of $1,960 and $1,892, respectively.

The effective tax rates for the three and six months ended August 31, 2015 were 35.8% and 29.9%, respectively, compared to 42.2% and 46.3% in the comparable prior periods.  The effective tax rates for the three and six months ended August 31, 2015 are different than the statutory rate primarily due to state and local taxes and income taxed in foreign jurisdictions at varying tax rates, as well as the impact of a tax law change in Indiana whereby the Company's R&D credits are no longer realizable on a more-likely-than-not basis.

(13)    Inventory

Inventories by major category are as follows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	August 31, 2015	February 28, 2015
Raw materials	$54,923	$47,307
Work in process	5,834	3,722
Finished goods	102,176	105,620
Inventory, net	$162,933	$156,649

(14)     Financing Arrangements

The Company has the following financing arrangements:

	August 31, 2015	February 28, 2015
Debt
Domestic credit facility (a)	$71,200	$67,700
Construction loan (b)	3,102	—
Euro asset-based lending obligation (c)	5,617	4,087
Schwaiger mortgage (d)	1,036	1,152
Klipsch notes (e)	6,452	6,921
Voxx Germany mortgage (f)	5,241	5,627
Hirschmann line of credit (g)	3,737	—
Total debt	96,385	85,487
Less: current portion of long-term debt	11,549	6,032
Total long-term debt	$84,836	$79,455

(a)          Domestic Credit Facility

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

Generally, the Company may designate specific borrowings under the Credit Facility as either Alternate Base Rate Loans or LIBOR Rate Loans, except that Swingline Loans may only be designated as Alternate Base Rate Loans. VOXX International (Germany) GmbH may only borrow euros, and only as LIBOR rate loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.00 - 2.00% based upon leverage, as defined in the agreement. Loans designated as Alternate Base Rate loans shall bear interest at a rate equal to the base rate plus an applicable margin ranging from 0.00 - 1.00% based on excess availability in the borrowing base. As of August 31, 2015, the interest rate on the facility was 2.16%.

The Credit Facility requires compliance with non-financial and financial covenants. As of August 31, 2015, the Company was in compliance with all debt covenants.

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

As of August 31, 2015, approximately $71,200 was outstanding under the line. Charges incurred on the unused portion of the Credit Facility during the three and six months ended August 31, 2015 totaled $77 and $165, respectively, compared to $71 and $139, respectively, during the three and six months ended August 31, 2014, respectively. These charges are included within Interest and Bank Charges on the Consolidated Statement of Operations and Comprehensive Income (Loss).

The Company incurred debt financing costs totaling approximately $8,200 as a result of entering into and amending the Credit Facility during Fiscal 2013 and Fiscal 2014, which are recorded as deferred financing costs. The Company accounted for the amendments as modifications of debt and added these costs to the remaining financing costs related to the original Credit Facility. These deferred financing costs are included in Other Assets on the accompanying Consolidated Balance Sheets and are being amortized through Interest and Bank Charges in the Consolidated Statement of Operations and Comprehensive Income (Loss) over the five year term of the Credit Facility. During the three and six months ended August 31, 2015 the Company amortized $279 and $559 of these costs, respectively, compared to $279 and $558 during the three and six months ended August 31, 2014.

(b)    Construction Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida (the “Construction Loan”).  Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority and will make principal and interest payments to Wells Fargo beginning March 1, 2016 through March of 2026. The Construction Loan is considered a revolving loan during construction and will become a permanent mortgage when the building is completed and ready for occupancy. The Company will make interest payments on the outstanding balance of the Construction Loan through February 29, 2016, at which time monthly principal and interest payments will commence and be made through the loan maturity date. The Construction Loan bears interest at 70% of 1-month LIBOR plus 1.54% and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The financial covenants of the Construction Loan are as defined in the Company’s Credit Facility with Wells Fargo dated March 14, 2012. The outstanding balance of the Construction Loan as of August 31, 2015 was $3,102.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Construction Loan, which are recorded as deferred financing costs and included in Other Assets on the accompanying Consolidated Balance Sheet and are being amortized through Interest and Bank Charges in the Consolidated Statement of Operations and Comprehensive Income (Loss) over the ten year term of the Construction Loan. During the three months ended August 31, 2015, the Company amortized $3 of these costs.

On July 20, 2015, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure related to the Construction Loan and will pay a fixed rate of 3.48% under the swap agreement beginning on March 1, 2016 coinciding with the start of principal and interest payments.

(c)          Euro Asset-Based Lending Obligation

Foreign bank obligations include a Euro accounts receivable factoring arrangement, which has a credit limit of up to 60% of eligible non-factored accounts receivable and expires on July 31, 2016, and a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000 and expires on October 31, 2016 for the Company's subsidiary, VOXX Germany. The rate of interest for these credit facilities is the three month Euribor plus 1.6% (1.57% at August 31, 2015). As of August 31, 2015, the amounts outstanding under these credit facilities, which are payable on demand, do not exceed their respective credit limits.

(d)          Schwaiger Mortgage

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

In January 2012, the Company's Schwaiger subsidiary purchased a building, entering into a mortgage note payable. The mortgage note bears interest at 3.75% and will be fully paid by December 2019.

(e)    Klipsch Mortgages

Included in this balance is a mortgage on a facility included in the assets acquired in connection with the Klipsch transaction on March 1, 2011 and assumed by Voxx. The balance at August 31, 2015 is $342 and will be fully paid by the end of Fiscal 2018.

Also included in this balance is a mortgage on the building which houses Klipsch's headquarters in Indianapolis, IN due in May 2023. The interest rate on the mortgage is equal to the 1-month LIBOR plus 2.25%. The Company has an interest rate swap agreement in order to hedge interest rate exposure related to this mortgage and pays a fixed rate of 3.92% under the swap agreement (see Note 3). The balance of the mortgage at August 31, 2015 was $6,110.

(f)    Voxx Germany Mortgage

Included in this balance is a mortgage on the land and building housing Voxx Germany's headquarters in Pulheim, Germany, which was entered into in January 2013. The mortgage bears interest at 2.85%, payable in twenty-six quarterly installments through June 2019.

(g)    Hirschmann Line of Credit

In December 2014, Hirschmann entered into an agreement for a €8,000 working capital line of credit with a financial institution. The line of credit is payable on demand and is mutually cancelable. The rate of interest is the three month Euribor plus 2% (1.97% at August 31, 2015). Hirschmann and Voxx Germany are joint and severally liable for the line of credit balance, which is also guaranteed by VOXX International Corporation.

(15)     Other Income (Expense)

Other income (expense) is comprised of the following:

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014
Foreign currency gain (loss)	$(397)	$237	$(21)	$365
Interest income	708	55	743	138
Rental income	107	291	211	591
Miscellaneous	(226)	140	(432)	180
Total other, net	$192	$723	$501	$1,274

Included in interest income for the three and six months ended August 31, 2015 is income related to notes receivable from EyeLock, Inc. (see Note 4).

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

In February 2013, the Venezuelan government announced the devaluation of the Bolivar Fuerte, moving the official exchange rate from 4.3 to 6.3 per U.S. dollar. Concurrent with this action, the Venezuelan government established a new auction-based exchange rate market program, referred to as Complementary System for the Administration of Foreign Currency (“SICAD”). The amount of transactions that have run through the SICAD and restrictions around participation limited our access to any foreign exchange rate other than the official rate to pay for imported goods and manage our local monetary asset balances. Although the official exchange rate remained at 6.3 during Fiscal 2014, the government announced in January 2014 that the exchange rate for goods and services deemed non-essential would move to the rate available on the expanded SICAD currency market, which was 11.7 at February 28, 2014 (referred to as SICAD 1). In March 2014, a new exchange control mechanism was opened by the government, referred to as SICAD 2, which was not restricted by auction and was available for all types of transactions. The use of the SICAD 1 rate was dependent upon the availability of auctions, and was not indicative of a free market exchange, as only designated industries could bid into individual auctions and the highest bids were not always recognized by the Venezuelan government. The Company, therefore, used the SICAD 2 rate for its Venezuelan subsidiary for the three and six months ended August 31, 2014, which was approximately 50 Bolivar Fuerte/$1 at August 31, 2014, with the exception of the Company's investment in Venezuelan government issued sovereign bonds (See Note 4). In February 2015, the Venezuelan government introduced another new currency system, referred to as the Marginal Currency System, or SIMADI rate. This market-based exchange system consists of a mechanism from which both businesses and individuals are allowed to purchase and sell foreign currency at the price set by the market. In conjunction with this introduction, SICAD 2 was annulled and combined with the former SICAD 1, reverting to its original title of SICAD, exclusively applicable to non-essential goods and subject to available auctions. The SIMADI rate at August 31, 2015 was approximately 200 Bolivar Fuerte/$1 and has been used by the Company for its Venezuelan subsidiary at August 31, 2015. A net currency exchange loss of $(1) and $(34) was recorded for the three and six months ended August 31, 2015, and is included in Other Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income (Loss). For the three and six months ended August 31, 2014, net currency exchange losses of $(6,334) and $(6,232) were recorded, respectively, which included the remeasurement loss on the Company's Venezuelan bonds of $(6,702).

Our investment in Venezuela mainly consists of $3,885 of rental properties that are currently being held for investment purposes. As of August 31, 2015, the Company made an assessment of the recoverability of its investment properties in Venezuela as a result of the existence of certain indicators of impairment. In testing the recoverability of its investment properties, the Company considered the undiscounted cash flows expected to be received from these properties, the length of time the properties have been held, the volatile market conditions, the Company’s financial condition, and the intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. Based on our assessment, none of our rental properties were impaired as of August 31, 2015.

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

(17)     Lease Obligations

At August 31, 2015, the Company was obligated under non-cancelable operating leases for equipment, as well as warehouse and office facilities for minimum annual rental payments as follows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Operating Leases
2016	$4,783
2017	1,917
2018	852
2019	603
2020	186
Thereafter	368
Total minimum lease payments	$8,709

The Company has three capital leases with a total lease liability of $1,709 at August 31, 2015. These leases have maturities through Fiscal 2020.

The Company leases a facility from its principal stockholder which expires on November 30, 2016. At August 31, 2015, minimum annual rental payments on this related party operating lease, which are included in the above table, are as follows:

2016	$840
2017	212
Total	$1,052

(18)     Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	August 31, 2015	February 28, 2015	August 31, 2015	February 28, 2015	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,937,994	21,873,790	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	2,129,450	2,129,450	N/A	N/A	N/A

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
Our Consumer Accessories segment designs and markets remote controls; rechargeable battery packs; wireless and Bluetooth speakers; iris identification products; personal sound amplifiers; and iPod docks/iPod sound, A/V connectivity, portable/home charging, reception, and digital consumer products.
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

Segment data for each of the Company's segments are presented below:

	Automotive	Premium Audio	Consumer Accessories	Corporate/ Eliminations	Total
Three Months Ended August 31, 2015
Net sales	$84,316	$30,215	$39,123	$520	$154,174
Equity in income of equity investees	1,457	—	—	—	1,457
Interest expense and bank charges	1,493	2,258	1,305	(3,431)	1,625
Depreciation and amortization expense	1,867	860	330	501	3,558
Income (loss) before income taxes	3,754	(8,360)	(2,976)	735	(6,847)

Three Months Ended August 31, 2014
Net sales	$92,942	$38,953	$45,235	$213	$177,343
Equity in income of equity investees	1,455	—	—	—	1,455
Interest expense and bank charges	1,498	2,242	1,429	(3,592)	1,577
Depreciation and amortization expense	2,283	914	334	536	4,067
Income (loss) before income taxes	(2,552)	(1,801)	(885)	596	(4,642)

Six Months Ended August 31, 2015
Net sales	$174,291	$59,538	$83,863	$865	$318,557
Equity in income of equity investees	3,075	—	—	—	3,075
Interest expense and bank charges	2,982	4,490	2,711	(6,991)	3,192
Depreciation and amortization expense	3,674	1,727	655	999	7,055
Income (loss) before income taxes	9,126	(10,799)	(5,281)	(331)	(7,285)

Six Months Ended August 31, 2014
Net sales	$195,327	$74,163	$94,366	$386	$364,242
Equity in income of equity investees	3,386	—	—	—	3,386
Interest expense and bank charges	2,969	4,520	3,540	(7,844)	3,185
Depreciation and amortization expense	4,468	1,797	674	1,061	8,000
Income (loss) before income taxes	2,999	(3,403)	(4,489)	808	(4,085)

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

Securities and Derivative Proceedings:

On July 8, 2014, a purported class action suit, Brian Ford v. VOXX  International Corporation et. al., was filed against us and two of our present executive officers in the U.S. District Court for the Eastern District of New York.  On July 16, 2015, the judge approved the designation of the lead plaintiffs and counsel for the plaintiffs.  On September 28, 2015, the plaintiff filed an amended complaint which alleges the same claims as the original complaint (that defendants violated the federal securities laws by making false or misleading statements which artificially inflated the price of our stock and that purchasers of our stock during the relevant period were damaged when the stock price later declined) under Sections 10(a) and 20(a) of the Securities Exchange Act but expands the class period by five months, from January 9, 2013 through May 14, 2014.  According to the allegations contained in the amended complaint, the defendants knew or should have known, by virtue of their roles and positions, that their statements were false and misleading and said defendants were purportedly motivated  because their conduct enabled Company insiders to sell VOXX stock at inflated prices.  We believe that we have meritorious legal positions and defenses and will continue to represent our interests vigorously in this matter. The defendants have until November 25, 2015 to answer, move against or otherwise respond to the amended complaint.

(21)    New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenues from Contracts with Customers (Topic 606)," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements comprehensive information about the nature, amounts, timing and uncertainty of revenue and cash flows arising from a company's contracts with customers. In August, 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period. Retrospective or modified retrospective application of the accounting standard is required. The Company is currently evaluating the impact of the standard on the Company's Consolidated Financial Statements and disclosures.

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

In April 2015, the FASB issued ASU 2015-03, “Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public companies, this update is effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. Early adoption is permitted. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated  with Line-of Credit Arrangements."  This standard states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing these costs when they relate to a line-of-credit arrangement.  The Company does not expect these standards to have a significant impact on its consolidated financial statements and has not yet concluded whether it will adopt the standards prior to the effective date.

In May 2015, the FASB issued ASU 2015-08, “'Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.” ASU 2015-08 amends various SEC paragraphs included in the FASB’s Accounting Standards Codification to reflect the issuance of Staff Accounting Bulletin No. 115 (“SAB 115”). SAB 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletins series and brings existing guidance into conformity with ASU 2014-17, “Business Combinations (Topic 805): Pushdown Accounting,” which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The Company has adopted the amendments in ASU 2015-08, effective immediately, as the amendments in the update are effective upon issuance. The adoption did not have an impact on the Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory.” The new standard amends the guidelines for the measurement of inventory from lower of cost or market to the lower of cost and net realizable value (NRV). NRV is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Under existing standards, inventory is measured at lower of cost or market, which requires the consideration of replacement cost, NRV and NRV less an amount that approximates a normal profit margin. This ASU eliminates the requirement to determine and consider replacement cost or NRV less an approximately normal profit margin for inventory measurement. The new standard is effective prospectively for fiscal years beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact, if any, of adopting this new accounting guidance on our results of operations and financial position.

In September 2015, the FASB issued ASC 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new standard is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the standard on the Company's Consolidated Financial Statements and disclosures.

(22)    Subsequent Events

Effective September 1, 2015, subsequent to the balance sheet date, the Company completed its acquisition of a majority voting interest in substantially all of the assets and certain specified liabilities of Eyelock, Inc. and Eyelock Corporation (collectively the “Seller”), a market leader of iris-based identity authentication solutions, through a newly-formed entity Eyelock LLC.

Eyelock LLC acquired substantially all of the assets and certain specified liabilities of the Seller with cash of $15,500, assignment to the Seller of the indebtedness owed to the Company by the Seller of $4,677 and the issuance of units in Eyelock LLC to the Seller. Additionally, units in Eyelock LLC were issued to certain executives of EyeLock LLC.

In connection with the closing, the Company entered into a Loan Agreement with Eyelock LLC. The terms of the Loan Agreement allow Eyelock LLC to borrow up to $10,000, bearing interest at 10%. The Loan Agreement provides for a maximum monthly borrowing of $1,000, which can be adjusted to $2,000 for working capital purposes related to new

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

business opportunities. Amounts outstanding under the Loan Agreement are due on September 1, 2017. The Loan Agreement includes customary events of default and is collateralized by all of the property of Eyelock LLC. Existing amounts due from the Seller, recorded as Other Assets in the Consolidated Balance Sheet of the Company of $2,942 as of August 31, 2015, have been assumed by EyeLock LLC under this Loan Agreement.

As this acquisition occurred subsequent to August 31, 2015, the Consolidated Balance Sheet, Consolidated Statement of Operations, and Consolidated Statement of Cash Flows presented within this quarterly report do not include the operations of Eyelock LLC, or the fair market value of the assets and liabilities acquired. The opening balances and financial results of Eyelock LLC will be consolidated with the Company beginning with the Company’s third quarter of Fiscal 2016.

Due to the limited time since the acquisition date, the initial accounting for the business combination and the accounting for any transactions that are to be recognized separately from the acquisition are incomplete. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired, noncontrolling interests, the fair value of consideration, and any other transactions that are recognized separately from the acquisition. Any required supplemental pro forma information has not been provided, as it is impracticable at this time. The Company will include such information in future filings.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three and six months ended August 31, 2015 compared to the three and six months ended August 31, 2014. Next, we present adjusted EBITDA and diluted adjusted EBITDA per common share for the three and six months ended August 31, 2015 compared to the three and six months ended August 31, 2014 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

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

Reportable Segments

The Company operates in three segments based upon our products and internal organizational structure. The operating segments consist of the Automotive, Premium Audio and Consumer Accessories segments. The Automotive segment designs, manufactures, distributes and markets rear-seat entertainment devices, satellite radio products, automotive security, remote start systems, digital TV tuners, mobile antennas, mobile multimedia devices, aftermarket/OE-styled radios, car-link smartphone telematics application, collision avoidance systems and location-based services. The Premium Audio segment designs, manufactures, distributes and markets home theater systems, high-end loudspeakers, outdoor speakers, iPod/computer speakers, business music systems, cinema speakers, flat panel speakers, Bluetooth speakers, soundbars, headphones and DLNA (Digital Living Network Alliance) compatible devices. The Consumer Accessories segment designs and markets remote controls; rechargeable battery packs; wireless and Bluetooth speakers; iris identification products; personal sound amplifiers; and iPod docks/iPod sound, A/V connectivity, portable/home charging, reception and digital consumer products. See Note 19 to the Company's Consolidated Financial Statements for segment information.

Products included in these segments are as follows:

Automotive products include:

▪	mobile multi-media video products, including in-dash, overhead and headrest systems,

▪	autosound products including radios, amplifiers and CD changers,

▪	satellite radios including plug and play models and direct connect models,

▪	smart phone telematics applications,

▪	automotive security and remote start systems,

▪	automotive power accessories,

▪	rear observation and collision avoidance systems,

▪	TV tuners and antennas, and

▪	location based services.

Premium Audio products include:

▪	premium loudspeakers,

▪	architectural speakers,

▪	commercial speakers,

▪	outdoor speakers,

▪	flat panel speakers,

▪	wireless speakers,

▪	Bluetooth speakers,

▪	home theater systems,

▪	business music systems,

▪	streaming music systems,

▪	on-ear and in-ear headphones,

▪	soundbars and sound bases, and

▪	DLNA (Digital Living Network Alliance) compatible devices.

Accessories products include:

▪	High-Definition Television ("HDTV") antennas,

▪	Wireless Fidelity ("WiFi") antennas,

▪	High-Definition Multimedia Interface ("HDMI") accessories,

▪	home electronic accessories such as cabling,

▪	other connectivity products,

▪	power cords,

▪	performance enhancing electronics,

▪	TV universal remotes,

▪	flat panel TV mounting systems,

▪	iPod specialized products,

▪	wireless headphones,

▪	wireless speakers,

▪	Bluetooth speakers,

▪	myris® iris identification products,

▪	360Fly™ Action Cameras,

▪	Singtrix® karaoke product,

▪	power supply systems and charging products,

▪	electronic equipment cleaning products,

▪	personal sound amplifiers,

▪	set-top boxes,

▪	home and portable stereos,

▪	digital multi-media products, such as personal video recorders and MP3 products,

▪	clock radios,

▪	digital voice recorders, and

▪	portable DVD players.

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

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations and comprehensive income, which present the results of our operations for the three and six months ended August 31, 2015 and 2014.

The following tables set forth, for the periods indicated, certain statements of operations data for the three and six months ended August 31, 2015 and 2014.

Net Sales

	August 31,
	2015	2014	$ Change	% Change
Three Months Ended:
Automotive	$84,316	$92,942	$(8,626)	(9.3)%
Premium Audio	30,215	38,953	(8,738)	(22.4)
Consumer Accessories	39,123	45,235	(6,112)	(13.5)
Corporate	520	213	307	144.1
Total net sales	$154,174	$177,343	$(23,169)	(13.1)%

Six Months Ended:
Automotive	$174,291	$195,327	$(21,036)	(10.8)%
Premium Audio	59,538	74,163	(14,625)	(19.7)
Consumer Accessories	83,863	94,366	(10,503)	(11.1)
Corporate	865	386	479	124.1
Total net sales	$318,557	$364,242	$(45,685)	(12.5)%

Automotive sales represented 54.7% of the net sales for both the three and six months ended August 31, 2015 compared to 52.4% and 53.6% in the comparable prior year periods. A significant portion of the decrease in sales figures for the Automotive group was due to foreign exchange. The Euro devalued against the U.S. Dollar beginning in the second quarter of Fiscal 2015 and accelerated during the third and fourth quarters of Fiscal 2015 through the first half of Fiscal 2016. During these periods, the Euro to U.S. Dollar rate dropped from approximately 1.36 at May 31, 2014 to 1.11 at August 31, 2015, representing an 18% decrease in value, which negatively impacted the translation of our Euro denominated sales when comparing the three and six months ended August 31, 2015 to the three and six months ended August 31, 2014, and resulting in a decrease of approximately $8,400 and $19,000, respectively, in Automotive segment sales. In addition, the Company experienced a decrease in sales related to its remote start business during the three and six months ended August 31, 2015 due to load in sales realized in the prior year for a program launched with Subaru that has leveled out in the current fiscal year, as well as the completion of remote start programs with two other vehicle manufacturers. The Company has also experienced a decline in sales for its Car Connection program for the three and six months ended August 31, 2015, which began selling devices to retailers during the first half of Fiscal 2015 with significant load in sales, as well as a decrease in satellite radio fulfillment sales, as more cars are now being manufactured with satellite radio. As an offset to these decreases, the Company saw an increase in its OEM manufacturing line sales for both the three and six months ended August 31, 2015 due primarily to the launch of a new program with Cadillac for rear seat entertainment, as well as the relaunch of a previously suspended OEM program due to customer safety issues.

Premium Audio sales represented 19.6% and 18.7% of our net sales for the three and six months ended August 31, 2015 compared to 22.0% and 20.4% in the respective prior year periods and have decreased 22.4% and 19.7% for the three and six months ended August 31, 2015, respectively. A portion of the decline is attributable to the Euro to U.S. Dollar exchange rate, which negatively impacted the translation of our Euro denominated sales when comparing the three and six months ended August 31, 2015 to the three and six months ended August 31, 2014, as noted above, resulting in an approximate decrease of $1,400 and $3,300, respectively, in Premium Audio sales. Sales have also decreased in this segment as a result of lower sales of Bluetooth speakers, headphones and soundbars as a result of competition, as well as prior year load in sales of new product that was not repeated in the current year. These decreases were partially offset by increases in sales of subwoofers, as well as commercial installations for the three and six months ended August 31, 2015.

Consumer Accessory sales represented 25.4% and 26.3% of our net sales for the three and six months ended August 31, 2015 compared to 25.5% and 25.9% in the comparable prior year periods. A portion of the decline in sales is attributable to the Euro to U.S. Dollar exchange rate, which negatively impacted the translation of our Euro denominated sales when comparing the three and six months ended August 31, 2015 to the three and six months ended August 31, 2014, as noted above, resulting in an approximate decrease of $1,500 and $3,400, respectively, in Consumer Accessory sales. The segment also experienced decreases in sales for the three and six months ended August 31, 2015 in hook-up and reception products, such as cables and antennas, as well as remotes and headphones due to competition, changes in demand and changes in technology, and a decline in tablet sales due to the phasing out of these products. In addition, there was a decrease in sales for the six months ended August 31, 2015 as a result of the prior year sale of all inventory on hand at the Company's Mexico subsidiary in the first quarter of Fiscal 2015 due to the transition of this subsidiary from a distributor model to a representative office. These decreases were offset by significant increases in the sale of wireless and Bluetooth speakers, as well as sales of the new Singtrix karaoke product launched in the fourth quarter of Fiscal 2015.

Gross Profit and Gross Margin Percentage

	August 31,
	2015	2014	$ Change	% Change
Three Months Ended:
Automotive	$25,870	$29,407	$(3,537)	(12.0)%
	30.7%	31.6%
Premium Audio	9,852	11,044	(1,192)	(10.8)
	32.6%	28.4%
Consumer Accessories	8,988	11,632	(2,644)	(22.7)
	23.0%	25.7%
Corporate	265	321	(56)	(17.4)
	$44,975	$52,404	$(7,429)	(14.2)%
	29.2%	29.5%
Six Months Ended:
Automotive	$53,105	$60,390	$(7,285)	(12.1)%
	30.5%	30.9%
Premium Audio	19,253	22,036	(2,783)	(12.6)
	32.3%	29.7%
Consumer Accessories	20,039	22,707	(2,668)	(11.7)
	23.9%	24.1%
Corporate	621	324	297	91.7
	$93,018	$105,457	$(12,439)	(11.8)%
	29.2%	29.0%

Gross margins in the Automotive segment decreased 90 and 40 basis points for the three and six months ended August 31, 2015, respectively. The segment experienced higher sales in the Company's OEM manufacturing line related to current programs that have produced slightly lower margins during the three and six months ended August 31, 2015, as well as lower sales in its higher margin remote start business. In addition, the Company received a one time duty refund in the first quarter of Fiscal 2015, which did not repeat in the current year and negatively affected margins for the six months ended August 31, 2015. This was offset by lower sales of lower margin products such as satellite radio fulfillments, which contributed to margin improvements for the three and six months ended August 31, 2015.

Gross margins in the Premium Audio segment increased 420 and 260 basis points for the three and six months ended August 31, 2015, respectively. During the prior year three and six month periods, the Premium Audio group made significant downward prices adjustments to products that were phasing out in order to make way for a new product line. In addition, many of the new product introductions during Fiscal 2015 were accompanied by up front promotional funding and discounts, as well as discounts for demo products, which have not recurred during the three and six months ended August 31, 2015. These Fiscal 2016 margin improvements were partially offset by lower sales prices for products such as Bluetooth speakers, headphones and soundbars for the three and six months ended August 31, 2015.

Gross margins in the Consumer Accessories segment decreased 270 and 20 basis points for the three and six months ended August 31, 2015, respectively. For the six months ended August 31, 2015, the margins were significantly impacted by a duty refund that was received in the second quarter of Fiscal 2015 and did not repeat in the current year. For both the three and six months ended August 31, 2015, margins were negatively impacted by decreased sales of certain higher margin products in both periods, such as remotes, headphones, hookup and reception products. This was partially offset by an increase in sales of higher margin products, such as wireless and Bluetooth speakers and the Singtrix karaoke product, as well as a decrease in sales of lower margin products, such as tablets.

Operating Expenses and Operating Income

	August 31,
	2015	2014	$ Change	% Change
Three Months Ended:
Operating expenses:
Selling	$10,680	$13,010	$(2,330)	(17.9)%
General and administrative	26,303	29,088	(2,785)	(9.6)
Engineering and technical support	8,652	9,215	(563)	(6.1)
Intangible asset impairment charges	6,210	—	6,210	100.0
Total operating expenses	$51,845	$51,313	$532	1.0%

Operating (loss) income	$(6,870)	$1,091	$(7,961)	(729.7)%

Six Months Ended:
Operating expenses:
Selling	$23,718	$27,606	$(3,888)	(14.1)%
General and administrative	53,994	58,703	(4,709)	(8.0)
Engineering and technical support	16,731	18,476	(1,745)	(9.4)
Intangible asset impairment charges	6,210	—	6,210	100.0
Total operating expenses	$100,653	$104,785	$(4,132)	(3.9)%

Operating (loss) income	$(7,635)	$672	$(8,307)	(1,236.2)%

Total operating expenses have increased for the three months ended August 31, 2015 and have decreased for the six months ended August 31, 2015. Increases to operating expenses are primarily due to impairment charges recorded during the three months ended August 31, 2015 related to certain trademarks of the Company. The impairment charges were a result of certain indicators that occurred during the second quarter of Fiscal 2016. Specifically, certain of our premium audio product lines experienced lower than expected performance due to certain marketing strategies and the re-evaluation of marketing positions. Taking these factors into consideration, along with long-term industry forecasts, the Company re-evaluated its projections. Additionally, the hiring of additional engineers at Hirschmann resulted in increases to salary expense for both the three and six months ended August 31, 2015. As an offset to these increases, the Company's operating expenses have been significantly impacted by the drop in foreign exchange for Euro translation to the U.S. Dollar for the three and six months ended August 31, 2015, as compared to the three and six months ended ended August 31, 2014. The impact of the Euro to U.S. Dollar rate decrease resulted in an approximate decrease of $3,800 and $8,500, respectively, in operating expenses for the three and six months ended August 31, 2015, as compared with the corresponding prior year periods. There have also been decreases in operating expenses due to lower salary and related payroll expenses as a result of a Company-wide headcount reduction announced in the fourth quarter of Fiscal 2015, lower occupancy costs due to the closure of one of the Company's offices and the sublet of warehouse space and lower Company spending on items such as offices expenditures, travel and entertainment and other overhead expenses due to conservative cost cutting measures. The Company has also experienced lower advertising expense as a result of the timing of campaigns and promotions, as well as lower depreciation expense due to the decreased value of buildings in Venezuela as a result of Fiscal 2015 impairments and the absence of a building under a capital lease that was terminated in the third quarter of Fiscal 2015.

Other (Expense) Income

	August 31,
	2015	2014	$ Change	% Change
Three Months Ended:
Interest and bank charges	$(1,625)	$(1,577)	$(48)	3.0%
Equity in income of equity investees	1,457	1,455	2	0.1
Venezuela currency devaluation, net	(1)	(6,334)	6,333	(100.0)
Other, net	192	723	(531)	(73.4)
Total other (expense) income	$23	$(5,733)	$5,756	(100.4)%

Six Months Ended:
Interest and bank charges	$(3,192)	$(3,185)	$(7)	0.2%
Equity in income of equity investees	3,075	3,386	(311)	(9.2)
Venezuela currency devaluation, net	(34)	(6,232)	6,198	(99.5)
Other, net	501	1,274	(773)	(60.7)
Total other (expense) income	$350	$(4,757)	$5,107	(107.4)%

Interest and bank charges represent expenses for the Company's bank obligations, interest for capital leases and amortization of the debt discount on our credit facility. The increase in the expense for the three and six months ended August 31, 2015 as compared to the comparable prior year period is attributable to draws on Hirschmann's line of credit, as well as borrowings related to the Company's Construction Loan, neither of which were outstanding in the comparable prior year periods.

Equity in income of equity investees represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA"). The decrease in income for the six months ended August 31, 2015 was a result of a change in ASA's product mix.

Venezuela currency devaluation, net, for the three and six months ended August 31, 2014 included a charge of $6,702 representing the remeasurement loss related to the Company's Venezuelan bonds that were remeasured at August 31, 2014 using a rate of 6.3 Bolivar Fuerte/$1, which did not recur in Fiscal 2016. These bonds matured during the first quarter of Fiscal 2016.

Other, net, during the three and six months ended August 31, 2015, primarily included net foreign currency losses of $(397) and $(21), interest income of $708 and $743, and rental income of $107 and $211, respectively. Other, net, during the three and six months ended August 31, 2014, primarily included foreign currency gains of $237 and $365, interest income of $55 and $138 and rental income of $291 and $591, respectively. The increase in interest income was attributable to interest earned on notes receivable due from EyeLock, Inc.

Income Tax Provision

The effective tax rate for the three and six months ended August 31, 2015 was 35.8% and 29.9% compared to 42.2% and 46.3% in the comparable prior period.  The effective tax rate for the three and six months ended August 31, 2015 is different than the statutory rate primarily due to the reversal of uncertain tax provisions and the impact of a tax law change in Indiana whereby the Company's Indiana R&D credits are no longer realizable on a more-likely-than-not basis.

Net Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with net income and basic and diluted net income per common share.

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014
Net (loss) income	$(4,394)	$(2,682)	$(5,108)	$(2,193)
Net (loss) income per common share:
Basic	$(0.18)	$(0.11)	$(0.21)	$(0.09)
Diluted	$(0.18)	$(0.11)	$(0.21)	$(0.09)

Net income for the three and six months ended August 31, 2015 was unfavorably impacted by lower net sales during these periods as compared to the prior year, as well as impairment charges related to intangible assets. Net income for the three and six months ended August 31, 2014 was unfavorably impacted by a currency devaluation related to its Venezuelan government bonds. Net income for both the three and six months ended August 31, 2015 and the three and six months ended August 31, 2014 were positively impacted by income tax benefits.

Adjusted EBITDA

Adjusted EBITDA and diluted adjusted EBITDA per common share are not financial measures recognized by GAAP. Adjusted EBITDA represents net income, computed in accordance with GAAP, before interest and bank charges, taxes, depreciation and amortization, stock-based compensation expense, impairment charges and certain settlements and remeasurements. Depreciation, amortization, impairment charges, remeasurments and stock-based compensation are non-cash items. Diluted adjusted EBITDA per common share represents the Company's diluted earnings per common share based on adjusted EBITDA.

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

Reconciliation of GAAP Net (Loss) Income to Adjusted EBITDA

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014
Net loss	$(4,394)	$(2,682)	$(5,108)	$(2,193)
Adjustments:
Interest expense and bank charges	1,625	1,577	3,192	3,185
Depreciation and amortization	3,558	4,067	7,055	8,000
Income tax benefit	(2,453)	(1,960)	(2,177)	(1,892)
EBITDA	(1,664)	1,002	2,962	7,100
Stock-based compensation	257	76	487	151
Venezuela bond remeasurement	—	6,702	—	6,702
Intangible asset impairment charges	6,210	—	6,210	—
Net settlements	—	—	—	—
Adjusted EBITDA	$4,803	$7,780	$9,659	$13,953
Diluted (loss) earnings per common share	$(0.18)	$(0.11)	$(0.21)	$(0.09)
Diluted adjusted EBITDA per common share	$0.20	$0.32	$0.40	$0.57

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of August 31, 2015, we had working capital of $147,764 which includes cash and short-term investments of $8,450, compared with working capital of $154,312 at February 28, 2015, which included cash and short-term investments of $8,448. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions.

Operating activities provided cash of $2,883 for the six months ended August 31, 2015 principally due to a decrease in accounts receivable as a result of the factoring of certain trade accounts receivable, and a decrease in prepaid expenses and other assets, offset by a decrease in accounts payable and accrued expenses.

•
The Company experienced increased annual accounts receivable turnover of 7.9 during the six months ended August 31, 2015 compared to 6.5 during the six months ended August 31, 2014, which was partially due to the factoring of certain trade accounts receivable.

•	Annual inventory turnover decreased to 2.5 during the six months ended August 31, 2015 as compared to 3.0 during the six months ended August 31, 2014.

Investing activities used cash of $14,015 during the six months ended August 31, 2015, primarily due to capital additions, as well as short term notes made to EyeLock, Inc.

Financing activities provided cash of $10,726 during the six months ended August 31, 2015, primarily due to borrowings of bank obligations net of repayments.

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

The Credit Facility contains covenants that limit the ability of certain entities of the Company to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or exit a substantial portion of their respective businesses; (iv) make any material change in the nature of their business; (v) prepay or otherwise acquire indebtedness; (vi) cause any Change of Control; (vii) make any Restricted Payments; (viii) change their fiscal year or method of accounting; (ix) make advances, loans or investments; (x) enter into or permit any transaction with an Affiliate of certain entities of the Company; or (xi) use proceeds for certain items. As of August 31, 2015, the Company was in compliance with all debt covenants.

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

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At August 31, 2015, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period (9)
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$1,709	$51	$—	$1,658	$—
Operating leases (2)	8,709	4,783	2,769	789	368
Total contractual cash obligations	$10,418	$4,834	$2,769	$2,447	$368

Other Commitments
Bank obligations (3)	$80,554	$9,354	$—	$71,200	$—
Stand-by and commercial letters of credit (4)	827	827	—	—	—
Other (5)	15,831	2,195	2,218	11,418	—
Contingent earn-out payments (6)	124	124	—	—	—
Pension obligation (7)	9,466	284	445	491	8,246
Unconditional purchase obligations (8)	95,684	95,684	—	—	—
Total other commitments	202,486	108,468	2,663	83,109	8,246
Total commitments	$212,904	$113,302	$5,432	$85,556	$8,614

1.
Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $51 and $1,658, respectively at August 31, 2015.

2.	We enter into operating leases in the normal course of business.

3.	Represents amounts outstanding under the Company's Credit Facility, Hirschmann's line of credit and the Voxx Germany Euro asset-based lending facility at August 31, 2015.

4.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.

5.
This amount includes amounts due under an assumed mortgage on a facility in connection with our Klipsch acquisition and amounts outstanding under loans and mortgages for the construction of our manufacturing facility in Florida and for facilities purchased at Schwaiger, Voxx Germany and Klipsch.

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

9.
At August 31, 2015, the Company had an uncertain tax position liability of $5,143, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S federal, state and local and foreign tax issues.

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

Acquisitions

There were no acquisitions during the first or second quarter of Fiscal 2016 or during Fiscal 2015. See Note 22 for the discussion of the Company's acquisition of a majority voting interest in substantially all assets and certain liabilities of EyeLock, Inc. and EyeLock Corporation subsequent to August 31, 2015.

Related Party Transactions

The Company leases a facility from its principal stockholder which expires on November 30, 2016.

Total lease payments required under all related party leases for the five-year period ending August 31, 2021 are $1,052.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 21 to our consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Voxx conducts business in various non-U.S. countries, including Germany, Hungary, Canada, Mexico, Denmark, the Netherlands, France and Venezuela and thus is exposed to market risk for changes in foreign currency exchange rates. For the three and six months ended August 31, 2015, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $5,400 and $11,300 and net income of approximately $20 and $170, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela represented less than 1% of year to date sales. Approximately $103 of assets invested in Venezuela are cash related and are subject to government foreign exchange controls. The Company also maintains $3,885 in real estate property in Venezuela that could be subject to government foreign exchange controls upon their ultimate sale.

In connection with the Credit Facility, the mortgage related to the Klipsch headquarters and the construction mortgage related to the manufacturing facility in Florida, we have debt outstanding in the amount of $71,200, $6,110 and $3,102, respectively, at August 31, 2015. Interest on the Credit Facility is charged at LIBOR plus 0.00 - 2.00%, interest on the Klipsch mortgage is charged at LIBOR plus 2.25% and interest on the Construction Loan is charged at 70% of 1-month LIBOR plus 1.54%. We have entered into two interest rate swaps for two portions of the Credit Facility, with notional amounts of $26,250 and $25,000 at August 31, 2015, as well as one interest rate swap for the Klipsch mortgage and one interest rate swap for the construction loan with notional amounts of $6,110 and $3,102, respectively, at August 31, 2015. These swaps protect against LIBOR interest rates rising above 0.515% and 0.518% (exclusive of credit spread) on the two Credit Facility balances, respectively, through April 29, 2016 and February 28, 2017, respectively, as well as fixes the interest rates on the Klipsch mortgage at 3.92% (inclusive of credit spread) through the mortgage end date of May 2023 and on the construction loan at 3.48% (inclusive of credit spread) through the mortgage end date of March 2026.

As of August 31, 2015, the total fair value of our interest rate swaps recorded in Accrued Expenses and Other Current Liabilities and Other Liabilities on our Consolidated Balance Sheet was $(416), which represents the amount that would be received upon unwinding the interest rate swap agreements based on market conditions at that time. Changes in the fair value of these interest rate swap agreements are reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated Other Comprehensive Income since the hedge is deemed fully effective.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of August 31, 2015 in order to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial  reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three month period ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of common stock repurchased during the three months ended August 31, 2015.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1	Asset Purchase Agreement among Eyelock, Inc., Eyelock Corporation, VOXX International Corporation and VOXX Security LLC dated as of July 29, 2015 (filed herewith).

2.2
Amendment No. 1 to the Asset Purchase Agreement by and among Eyelock, Inc., Eyelock Corporation, VOXX International Corporation and Eyelock LLC (f/k/a VOXX Security LLC) dated as of September 1, 2015 (filed herewith).

10.1
Fifth amendment to the Amended and Restated Credit Agreement and Consent, dated as of July 17, 2015, by and among VOXX International Corporation, the other Borrowers, the Guarantors, the Lenders ad Wells Fargo Bank, National Association, as administrative agent on behalf of the Lenders (filed herewith).

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

October 13, 2015

By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer