Form 10-Q
period 2015-11-30
VOXX International Corp
filed 2016-01-11
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

 or

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
Yes   ☐ No   ☒

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of January 8, 2016
Class A Common Stock	21,899,370	Shares
Class B Common Stock	2,260,954	Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	November 30, 2015	February 28, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$12,435	$8,448
Accounts receivable, net	101,949	102,766
Inventory, net	153,663	156,649
Receivables from vendors	3,190	3,622
Investment securities, current	—	275
Prepaid expenses and other current assets	18,248	26,370
Income tax receivable	1,655	1,862
Deferred income taxes	1,646	1,723
Total current assets	292,786	301,715
Investment securities	10,541	12,413
Equity investments	22,340	21,648
Property, plant and equipment, net	78,458	69,783
Goodwill	102,967	105,874
Intangible assets, net	189,069	158,455
Deferred income taxes	673	717
Other assets	6,118	6,908
Total assets	$702,952	$677,513
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$71,739	$71,403
Accrued expenses and other current liabilities	51,690	51,744
Income taxes payable	4,006	3,067
Accrued sales incentives	16,330	14,097
Deferred income taxes	560	1,060
Current portion of long-term debt	85,179	6,032
Total current liabilities	229,504	147,403
Long-term debt	17,298	79,455
Capital lease obligation	1,454	733
Deferred compensation	4,404	4,650
Other tax liabilities	5,013	5,157
Deferred tax liabilities	35,339	34,327
Other long-term liabilities	10,827	9,648
Total liabilities	303,839	281,373
Commitments and contingencies (see Note 21)
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 18)	—	—
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 24,067,444 and 24,003,240 shares issued, 21,898,465 and 21,873,790 shares outstanding at November 30, 2015 and February 28, 2015, respectively	256	255

Class B Convertible, $.01 par value, 10,000,000 authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	293,390	292,427
Retained earnings	160,298	157,629
Non-controlling interest	10,111	—
Accumulated other comprehensive loss	(43,779)	(33,235)
Treasury stock, at cost, 2,168,979 and 2,129,450 shares of Class A Common Stock at November 30, 2015 and February 28, 2015, respectively	(21,185)	(20,958)
Total stockholders' equity	399,113	396,140
Total liabilities and stockholders' equity	$702,952	$677,513
See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
 (In thousands, except share and per share data)
(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
Net sales	$192,506	$223,356	$511,063	$587,598
Cost of sales	136,663	154,399	362,202	413,184
Gross profit	55,843	68,957	148,861	174,414
Operating expenses:
Selling	12,464	13,623	36,182	41,229
General and administrative	29,536	29,587	83,530	88,290
Engineering and technical support	9,459	9,103	26,190	27,579
Intangible asset impairment charges	—	—	6,210	—
Acquisition costs	800	—	800	—
Total operating expenses	52,259	52,313	152,912	157,098
Operating income (loss)	3,584	16,644	(4,051)	17,316
Other income (expense):
Interest and bank charges	(1,772)	(1,825)	(4,964)	(5,010)
Equity in income of equity investees	1,927	1,245	5,002	4,631
Venezuela currency devaluation, net	—	—	(34)	(6,232)
Gain on bargain purchase	4,679	—	4,679	—
Other, net	636	142	1,137	1,416
Total other income (expense), net	5,470	(438)	5,820	(5,195)
Income before income taxes	9,054	16,206	1,769	12,121
Income tax expense (benefit)	2,968	584	791	(1,308)
Net income	$6,086	$15,622	$978	$13,429
Less: net loss attributable to non-controlling interest	(1,691)	—	(1,691)	—
Net income attributable to Voxx International Corporation	$7,777	$15,622	$2,669	$13,429
Other comprehensive loss:
Foreign currency translation adjustments	(7,993)	(8,342)	(9,026)	(15,783)
Derivatives designated for hedging	(32)	578	(1,673)	1,529
Pension plan adjustments	155	64	154	124
Unrealized holding loss on available-for-sale investment securities arising during the period, net of tax	5	5	1	7
Other comprehensive loss, net of tax	(7,865)	(7,695)	(10,544)	(14,123)
Comprehensive (loss) income attributable to Voxx International Corporation	$(88)	$7,927	$(7,875)	$(694)

Net income per common share attributable to Voxx International Corporation (basic)	$0.32	$0.64	$0.11	$0.55
Net income per common share attributable to Voxx International Corporation (diluted)	$0.32	$0.64	$0.11	$0.55
Weighted-average common shares outstanding (basic)	24,183,791	24,322,307	24,177,061	24,396,987
Weighted-average common shares outstanding (diluted)	24,219,555	24,340,534	24,211,651	24,418,298

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended November 30,
	2015	2014
Cash flows from operating activities:
Net income	$978	$13,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,356	12,189
Amortization of debt discount	847	838
Impairment charges	6,210	—
Bad debt expense	615	371
Interest on notes receivable from EyeLock, Inc.	(677)	—
(Gain) loss on forward contracts	(3,289)	40
Equity in income of equity investees	(5,002)	(4,631)
Distribution of income from equity investees	4,309	3,912
Deferred income tax benefit	(1,491)	(450)
Non-cash compensation adjustment	350	598
Non-cash stock based compensation expense	686	291
Venezuela currency devaluation on investment securities	23	6,702
(Gain) loss on sale of property, plant and equipment	(202)	255
Gain on sale of intangible asset	(30)	—
Gain on bargain purchase	(4,679)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,491)	979
Inventory	327	(13,654)
Receivables from vendors	827	(1,053)
Prepaid expenses and other	7,580	(1,568)
Investment securities-trading	264	(253)
Accounts payable, accrued expenses, accrued sales incentives and other liabilities	3,806	17,390
Income taxes payable	1,160	(4,988)
Net cash provided by operating activities	22,477	30,397
Cash flows from investing activities:
Purchases of property, plant and equipment	(16,625)	(9,862)
Proceeds from sale of property, plant and equipment	317	55
Proceeds from sale of intangible asset	150	—
Increase in notes receivable	(4,176)	—
Sale of short term investments	251	—
Purchase of long-term investments	—	(6,000)
Purchase of acquired business	(15,504)	—
Proceeds from long-term note	—	227
Net cash used in investing activities	(35,587)	(15,580)
Cash flows from financing activities:
Principal payments on capital lease obligation	(310)	(387)
Repayment of bank obligations	(180,686)	(197,364)
Borrowings on bank obligations	198,325	186,600
Deferred financing costs	(332)	—

Proceeds from exercise of stock options	436	32
Repurchase of common stock	(227)	(2,620)
Net cash provided by (used in) financing activities	17,206	(13,739)
Effect of exchange rate changes on cash	(109)	(625)
Net increase in cash and cash equivalents	3,987	453
Cash and cash equivalents at beginning of period	8,448	10,603
Cash and cash equivalents at end of period	$12,435	$11,056

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

We have determined that we operate in three reportable segments, Automotive, Premium Audio and Consumer Accessories. See Note 21 for the Company's segment reporting disclosures.

(2)    Acquisitions

EyeLock

Effective September 1, 2015 ("the Closing Date"), Voxx completed its acquisition of a majority voting interest in substantially all of the assets and certain specified liabilities of Eyelock, Inc. and Eyelock Corporation (collectively the “Seller”), a market leader of iris-based identity authentication solutions, through a newly-formed entity Eyelock LLC.  Eyelock LLC acquired substantially all of the assets and certain specified liabilities of the Seller for a total purchase consideration of $31,880, which consisted of a cash payment of $15,504, assignment of the fair value of the indebtedness owed to the Company by the Seller of $4,677 and the fair value of the non-controlling interest of $12,900, reduced by $1,200 for amounts owed to the LLC by the selling shareholders. Additionally, units in Eyelock LLC were issued to certain executives of EyeLock LLC. The fair value of these units are recorded as compensation expense over the requisite service period of two years. This acquisition allows the Company to enter into the growing biometrics market.

In connection with the closing, the Company entered into a Loan Agreement with Eyelock LLC. The terms of the Loan Agreement allow Eyelock LLC to borrow up to $10,000, bearing interest at 10%. The Loan Agreement provides for a maximum monthly borrowing of $1,000, which can be adjusted to $2,000 for working capital purposes related to new business opportunities. Amounts outstanding under the Loan Agreement are due on September 1, 2017. The Loan Agreement includes customary events of default and is collateralized by all of the property of Eyelock LLC.

Net sales attributable to EyeLock LLC in the Company's consolidated statements of operations for the three and nine months ended November 30, 2015 were approximately $72.

The following table summarizes the preliminary allocation of the purchase price over the fair values of the assets acquired and liabilities assumed, as of the Closing Date:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

September 1, 2015
Assets acquired:
Accounts receivable	$77
Inventory	304
Property, plant and equipment	259
Intangible assets	43,780
Total assets acquired	$44,420

Liabilities assumed:
Accounts payable and accrued expenses	729
Deferred tax liability	2,756
Bridge loans payable to Voxx	3,176
Other long-term liabilities	1,200
Net assets acquired	36,559
Less: purchase price	31,880
Gain on bargain purchase	$4,679

The acquisition of substantially all of the assets of Eyelock Inc. and Eyelock Corporation resulted in a bargain purchase gain of $4,679, which was recognized in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss). Prior to the recognition of the bargain purchase gain, the Company reassessed the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. The Company believes it was able to acquire those assets of Eyelock LLC for less than their fair value due to the distressed financial position of the company, its inability to secure additional financing to support its ongoing operations, and the lack of potential bidders for the entity prior to the Voxx's acquisition.

The fair values assigned to the intangible assets acquired and their related amortization periods are as follows:

	September 1, 2015	Amortization Period (Years)
Developed technology	$31,290	11.5 years
Tradename	8,435	Indefinite
Customer relationships	3,470	15.5 years
Non-compete agreement	585	5 years
	$43,780

The fair values of the intangible assets acquired are measured using Level 3 inputs and are determined using variations of the income approach such as the discounted cash flows and relief of royalty valuation methods. Significant inputs and assumptions used in determining the fair values of the intangible assets acquired include management’s projections of future revenues, earnings and cash flows from Eyelock LLC, a weighted average cost of capital, customer attrition rates, royalty rates and technological obsolescence rates. A change in these inputs and assumptions may cause a significant impact on the fair values of the intangible assets acquired and the resulting bargain purchase gain.

Acquisition related costs relating to this transaction of $800 were expensed as incurred during three and nine months ended November 30, 2015, and are included in acquisition-related costs for these respective periods in the consolidated statements of operations and comprehensive income.

Pro-forma Financial Information

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The following unaudited pro-forma financial information for the nine months ended November 30, 2015 and November 30, 2014 represents the results of the Company's operations as if EyeLock LLC was included for the full nine months of Fiscal 2016 and 2015. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods.

	Nine Months Ended November 30,
	2015	2014
Net sales:
As reported	$511,063	$587,598
Pro forma	512,178	592,106
Net income:
As reported	$2,669	$13,429
Pro forma	(5,819)	12,926
Basic income per share:
As reported	$0.11	$0.55
Pro forma	(0.24)	0.53
Diluted income per share:
As reported	0.11	0.55
Pro forma	(0.24)	0.53
Average shares - basic	24,177,061	24,396,987
Average shares - diluted	24,211,651	24,418,298

The above pro-forma results include certain adjustments for the periods presented to adjust the financial results and give consideration to the assumption that the acquisition occurred on March 1, 2014. These adjustments include costs such as an estimate for amortization associated with intangible assets acquired, the removal of interest expense, as well as rent and utility expenses on debt and property leases not assumed, as well as the movement of expenses and gains specific to the acquisition from Fiscal 2016 to Fiscal 2015. These pro-forma results of operations have been estimated for comparative purposes only and may not reflect the actual results of operations that would have been achieved had the transaction occurred on the date presented or be indicative of results to be achieved in the future.

Audited financial statements of the business acquired for the period ended December 31, 2014 and unaudited financial statements for the period ended June 30, 2015, as well as the related pro forma financial information, is not yet available but will be filed, when available, with the Securities and Exchange Commission on an amendment to the Company’s Form 8-K dated September 8, 2015.

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

There are no reconciling items which impact the numerator of basic and diluted net income per common share.  A reconciliation between the denominator of basic and diluted net income per common share is as follows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
Weighted-average common shares outstanding	24,183,791	24,322,307	24,177,061	24,396,987
Effect of dilutive securities:
Stock options and warrants	35,764	18,227	34,590	21,311
Weighted-average common shares and potential common shares outstanding	24,219,555	24,340,534	24,211,651	24,418,298

Restricted stock, stock options and warrants of 131,250 and 156,291 for the three months ended November 30, 2015 and 2014, respectively, and 126,808 and 108,489 for the nine months ended November 30, 2015 and 2014, respectively, were not included in the net income (loss) per diluted share calculation because the exercise price of these restricted stock, stock options and warrants was greater than the average market price of the Company’s common stock during these periods or their inclusion would have been anti-dilutive.

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
Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets measured at fair value on a recurring basis at November 30, 2015:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$12,435	$12,435	$—
Derivatives
Designated for hedging	$519	$—	$519
Investment securities:
Trading securities	$4,247	$4,247	$—
Available-for-sale securities	12	12	—
Other investments at amortized cost (a)	6,282	—	—
Total investment securities	$10,541	$4,259	$—

The following table presents assets measured at fair value on a recurring basis at February 28, 2015:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$8,448	$8,448	$—
Derivatives
Designated for hedging	$3,111	$—	$3,111
Investment securities:
Trading securities	$4,511	$4,511	$—
Available-for-sale securities	15	15	—
Other investments at amortized cost (a)	8,162	—	—
Total investment securities	$12,688	$4,526	$—

(a)
Included in this balance are investments in two non-controlled corporations accounted for at cost (see Note 4). The fair values of these investments would be based upon Level 3 inputs. At February 28, 2015, this balance also included an investment in a third non-controlled corporation, as well as the Company's held-to-maturity investment in bonds issued by the Venezuelan government, which were recorded at amortized cost (see Note 5). At November 30, 2015 and February 28, 2015, it is not practicable to estimate the fair values of these items.

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
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is recognized as incurred through Other Income (Expense) in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) and amounted to $166 and $153 for the three and nine months ended November 30, 2015, respectively, and $85 and $121 for the three and nine months ended November 30, 2014, respectively.
Financial Statement Classification
The Company holds derivative instruments that are designated as hedging instruments. The following table discloses the fair value as of November 30, 2015 and February 28, 2015 of derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	November 30, 2015	February 28, 2015
Designated derivative instruments
Foreign currency contracts	Accrued expenses and other current liabilities	$(393)	$—
	Prepaid expenses and other current assets	$1,455	$3,180
Interest rate swap agreements	Accrued expenses and other current liabilities	(12)	—
	Other long term liabilities	(531)	(69)

Total derivatives		$519	$3,111

Cash flow hedges

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

During Fiscal 2015, as well as during the first nine months of Fiscal 2016, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $17,011 and are designated as cash flow hedges at November 30, 2015. The current outstanding notional values of the Company's four interest rate swaps at November 30, 2015 are $18,750, $25,000, $5,915 and $7,658. For cash flow hedges, the effective portion of the gain or loss is reported as a component of Other Comprehensive Income (Loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three and nine months ended November 30, 2015 and 2014 was as follows:

	Three months ended			Nine months ended
	November 30, 2015			November 30, 2015
	Pretax (Loss) Recognized in Other Comprehensive Income	Pretax Gain Reclassified from Accumulated Other Comprehensive Income (a)	(Loss)for Ineffectiveness in Other Income	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain Reclassified from Accumulated Other Comprehensive Income (a)	(Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$989	$747	$166	$1,358	$2,921	$153
Interest rate swaps	$(127)	$—	$—	$(474)	$—	$—

	Three months ended			Nine months ended
	November 30, 2014			November 30, 2014
	Pretax Gain Recognized in Other Comprehensive Income	Pretax (Loss) Reclassified from Accumulated Other Comprehensive Income (a)	Gain for Ineffectiveness in Other Income	Pretax Gain Recognized in Other Comprehensive Income	Pretax (Loss) Reclassified from Accumulated Other Comprehensive Income (a)	Gain for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$1,181	$213	$85	$2,012	$(59)	$121
Interest rate swaps	$(99)	$—	$—	$65	$—	$—

(a) Gains and losses related to foreign currency contracts are reclassified to cost of sales. Gains and losses related to interest rate swaps are reclassified to interest expense.

The net loss recognized in Other Comprehensive Income (Loss) for foreign currency contracts is expected to be recognized in cost of sales within the next eighteen months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. As of November 30, 2015, seven contracts originally designated for hedge accounting, with a notional amount of $5,660, were de-designated, resulting in a gain of $64 recorded in Other Income (Expense) for the three and nine months ended November 30, 2015 in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). As of November 30, 2015, no contracts originally designated for hedge accounting were terminated.

(5)    Investment Securities

As of November 30, 2015 and February 28, 2015, the Company had the following investments:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	November 30, 2015			February 28, 2015
	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value
Investment Securities
Marketable Securities
Trading
Deferred Compensation	$4,247	$—	$4,247	$4,511	$—	$4,511
Available-for-sale
Cellstar	—	12	12	—	15	15
Held-to-maturity Investment	—	—	—	275	—	275
Total Marketable Securities	4,247	12	4,259	4,786	15	4,801
Other Investments	6,282	—	6,282	7,887	—	7,887
Total Investment Securities	$10,529	$12	$10,541	$12,673	$15	$12,688

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

Available-For-Sale Securities

The Company’s available-for-sale marketable securities include a less than 20% equity ownership in CLST Holdings, Inc. (“Cellstar").

Unrealized holding gains and losses, net of the related tax effect (if applicable), on available-for-sale securities are reported as a component of Accumulated Other Comprehensive Income (Loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis and reported in Other Income (Expense).

A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.  The Company considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other-than-temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company's intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value. No other-than-temporary losses were incurred by the Company during the three and nine months ended November 30, 2015 or 2014.

Other Long-Term Investments

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Other long-term investments include investments in two non-controlled corporations accounted for at cost. As of November 30, 2015, the Company's investment in Rx Networks totaled $1,829 and we held 15.3% of the outstanding shares of this company. No additional investment was made in Rx Networks during the three and nine months ended November 30, 2015. During the nine months ended November 30, 2014, the Company invested $3,000 in EyeSee360, Inc., consisting of shares of the investee's preferred stock. During the nine months ended November 30, 2015, Voxx increased this investment to $4,453, as a result of acquiring additional preferred stock shares. The Company holds 9.3% of the outstanding shares of EyeSee360, Inc. as of November 30, 2015. The total balance of the two investments at November 30, 2015 was $6,282.

During the nine months ended November 30, 2014, the Company also invested $3,000 in EyeLock, Inc., consisting of a convertible debt security. On September 1, 2015, the Company completed an acquisition of a majority voting interest in substantially all of the assets and certain liabilities of EyeLock, Inc. and EyeLock Corporation (see Note 2).

(6)    Accumulated Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive losses consist of the following:

	Foreign Exchange Losses	Unrealized losses on investments, net of tax	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2015	$(32,935)	$(101)	$(2,742)	$2,543	$(33,235)
Other comprehensive (loss) income before reclassifications	(9,026)	1	154	404	(8,467)
Reclassified from accumulated other comprehensive income (loss)	—	—	—	(2,077)	(2,077)
Net current-period other comprehensive (loss) income	(9,026)	1	154	(1,673)	(10,544)
Balance at November 30, 2015	$(41,961)	$(100)	$(2,588)	$870	$(43,779)

During the three and nine months ended November 30, 2015, the Company recorded tax expense (benefit) related to unrealized losses on investments of $0 in both periods, pension plan adjustments of $0 in both periods and derivatives designated in a hedging relationship of $(72) and $448, respectively.

(7)    Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	Nine Months Ended November 30,
	2015	2014
Non-cash investing and financing activities:
Capital expenditures funded by long-term obligations	$1,109	$—
Non-cash acquisition of long-term investment	$1,453	$—
Cash paid during the period:
Interest (excluding bank charges)	$3,128	$3,342
Income taxes (net of refunds)	$1,089	$2,906

(8)    Accounting for Stock-Based Compensation

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Company’s Form 10-K for the fiscal year ended February 28, 2015.

The Company granted 125,000 options in October 2014, which vested on October 16, 2015, expire two years from date of vesting (October 15, 2017), have an exercise price equal to $7.76, $0.25 above the sales price of the Company’s stock on the day prior to the date of grant, have a contractual term of 3.0 years and a grant date fair value of $2.78 per share determined based upon a Black-Scholes valuation model.

In addition, the Company issued 15,000 warrants in October 2014 to purchase the Company’s common stock with the same terms as those of the options above as consideration for future legal and professional services. These warrants are included in the outstanding options and warrants table below and are exercisable at November 30, 2015.

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

During the three and nine months ended November 30, 2015, the Company recorded $32 and $227 in stock-based compensation and professional fees, respectively, related to stock options and warrants. There were no unrecognized compensation costs or professional fees as of November 30, 2015 related to stock options and warrants.

Information regarding the Company's stock options and warrants is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at February 28, 2015	204,204	$7.46
Granted	—	—
Exercised	64,204	6.79
Forfeited/expired	8,750	7.76
Outstanding and exercisable at November 30, 2015	131,250	$7.76	2.83

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

The following table presents a summary of the Company's restricted stock activity for the nine months ended November 30, 2015:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at February 28, 2015	202,646	$10.21
Granted	79,268	8.13
Vested	—	—
Forfeited	10,090	10.08
Balance at November 30, 2015	271,824	9.61

During the three and nine months ended November 30, 2015, the Company recorded $167 and $459, respectively, in stock-based compensation related to restricted stock awards. As of November 30, 2015, there was $1,871 of unrecognized stock-based compensation expense related to unvested restricted stock awards.

(9)    Supply Chain Financing

The Company has four supply chain financing agreements ("factoring agreements") that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The factored balances for all four agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three and nine months ended November 30, 2015, net of discounts, were $75,196 and $199,438, compared to $51,117 and $135,613 for the three and nine months ended November 30, 2014, respectively.

(10)    Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amount to $6,412 and $16,990 for the three and nine months ended November 30, 2015, respectively, compared to $4,915 and $16,198 for the three and nine months ended November 30, 2014, respectively, net of customer reimbursement, and are included within Engineering and Technical Support Expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company enters into development and long-term supply agreements with certain of its OEM ("Original Equipment Manufacturer") customers. Revenues earned from the development services are recorded based upon the milestone method of revenue recognition provided certain criteria are met. Amounts due from OEM customers for development services are reflected as a reduction of research and development expense because the performance of contract development services is not central to the Company's operations. For the three and nine months ended November 30, 2015, the Company recorded $3,326 and $6,446, respectively, and for the three and nine months ended November 30, 2014, the Company recorded $2,029 and $6,825, respectively, of development service revenue as a reduction of research and development expense based upon the achievement of a milestone.

(11)    Goodwill and Intangible Assets

The change in goodwill by segment is as follows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Automotive:	Amount
Beginning balance at March 1, 2015	$59,341
Currency translation	(2,907)
Balance at November 30, 2015	$56,434

Gross carrying amount at November 30, 2015	$56,434
Accumulated impairment charge	—
Net carrying amount at November 30, 2015	$56,434

Premium Audio:
Beginning balance at March 1, 2015	$46,533
Activity during the period	—
Balance at November 30, 2015	$46,533

Gross carrying amount at November 30, 2015	$78,696
Accumulated impairment charge	(32,163)
Net carrying amount at November 30, 2015	$46,533

Total Goodwill, net	$102,967

Note: The Company's Consumer Accessories segment did not carry a goodwill balance at November 30, 2015 or February 28, 2015.

At November 30, 2015, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$64,670	$22,184	$42,486
Trademarks/Tradenames	40,140	1,068	39,072
Patents	8,463	3,819	4,644
License	1,400	1,400	—
Contract	2,141	1,586	555
Total finite-lived intangible assets	$116,814	$30,057	86,757
Indefinite-lived intangible assets
Trademarks			102,312
Total net intangible assets			$189,069

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

The Company recorded amortization expense of $2,044 and $1,373 for the three months ended November 30, 2015 and 2014, respectively, and $4,599 and $4,194 for the nine months ended November 30, 2015 and 2014, respectively. The estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding years ending August 31, 2021 is as follows:

Fiscal Year	Amount
2017	$8,113
2018	8,082
2019	7,898
2020	7,882
2021	7,719

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances warrant such a review. During the second quarter of Fiscal 2016, the Company re-evaluated its projections for its Klipsch reporting unit, located in the Premium Audio segment, based on lower than anticipated results due to certain marketing strategies and re-evaluation of its market position for certain product lines. Accordingly, this was considered an indicator of impairment requiring the Company to test the related indefinite-lived tradename for impairment, and perform a step 1 impairment analysis on the goodwill for this reporting unit. Fair value is determined primarily by using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions, and is considered a Level 3 (unobservable) fair value determination in the fair value hierarchy (see Note 3). A five-year period is analyzed using a risk adjusted discount rate. The discount rates (developed using a weighted average cost of capital analysis) used in the goodwill and intangible analyses were 13.1% and 13.8%, respectively. Long-term growth rates ranged from 0.7% to 2.9%. As a result of this analysis, the Company determined that the tradename for this reporting unit was impaired and recorded an impairment charge of $6,210 in the second quarter of Fiscal 2016. Approximately 44.0% ($46,533) of the Company’s goodwill was allocated to the Klipsch reporting unit as of August 31, 2015. Based on the Company’s goodwill assessment, the fair value of the Klipsch reporting unit exceeded its carrying value by approximately $3,600. The Company believes its assumptions are reasonable, however, the fair value of the reporting unit is close to its carrying amount, including goodwill, and is sensitive to changes in assumptions. There can be no assurance that its estimates and assumptions made for purposes of its goodwill impairment testing, at the annual date and the interim testing date, will prove to be accurate predictions of the future. A sustained decline in Klipsch sales, sustained pricing pressures, unfavorable operating margins, lack of new product acceptance by consumers, changes in customer trends and preferred shopping channels, less than anticipated results for the holiday season, an increase in the discount rate, and/or a decrease in our projected long-term growth rates used in the discounted cash flow model could result in a significant goodwill impairment charge. There were no triggering events during the three months ended November 30, 2015, therefore, management believes the current carrying value of its intangible assets is not impaired.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

(12)    Equity Investment

As of November 30, 2015 and February 28, 2015, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA.  Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	November 30, 2015	February 28, 2015
Current assets	$46,074	$43,404
Non-current assets	5,802	5,642
Current liabilities	7,196	5,750
Members' equity	44,680	43,296
	Nine Months Ended November 30,
	2015	2014
Net sales	$69,967	$71,974
Gross profit	21,633	21,187
Operating income	9,983	8,834
Net income	10,004	9,262

The Company's share of income from ASA was $1,927 and $1,245 for the three months ended November 30, 2015 and 2014, respectively, and $5,002 and $4,631 for the nine months ended November 30, 2015 and 2014, respectively.

(13)    Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The Company’s annual effective tax rate for Fiscal 2016 excluding discrete items is estimated to be 24.0% (which includes U.S., state and local and foreign taxes) based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries. The Company's projected annual effective tax rate (excluding discrete items) is lower than the statutory rate of 35% primarily due to income taxed in foreign jurisdictions at varying tax rates, the non-controlling interest related to the EyeLock LLC acquisition and the impact of the bargain purchase gain.

For the three and nine months ended November 30, 2015, the Company recorded income tax provisions of $2,968 and $791, respectively, which consisted of U.S., state and local and foreign taxes, including a discrete tax benefit of $5 for the three months ended November 30, 2015 and a discrete tax provision of $366 for the nine months ended November 30, 2015. The discrete tax benefit for the three months ended November 30, 2015 primarily relates to the reversal of uncertain tax position liabilities, federal and state return to accrual adjustments, offset by a provision related to the accrual of interest for unrecognized tax benefits and the impact of re-measurement of a state deferred tax rate. The discrete tax provision for the nine months ended November 30, 2015 includes the impact of a tax law change in Indiana whereby the Company's R&D credits are no longer realizable on a more-likely-than-not basis. For the three and nine months ended November 30, 2014, the Company recorded an income tax provision of $584 and an income tax benefit of $1,308, respectively.

The effective tax rates for the three and nine months ended November 30, 2015 were 32.8% and 44.7%, respectively, compared to a provision of 3.6% and benefit of 10.8% in the comparable prior periods.  The effective tax rates for the three and nine months ended November 30, 2015 are different than the statutory rate primarily due to income taxed in foreign jurisdictions at varying tax rates, the non-controlling interest for EyeLock LLC, and the impact of the bargain purchase gain.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

(14)    Inventory

Inventories by major category are as follows:

	November 30, 2015	February 28, 2015
Raw materials	$50,090	$47,307
Work in process	5,546	3,722
Finished goods	98,027	105,620
Inventory, net	$153,663	$156,649

(14)     Financing Arrangements

The Company has the following financing arrangements:

	November 30, 2015	February 28, 2015
Debt
Domestic credit facility (a)	$77,400	$67,700
Construction loan (b)	7,658	—
Euro asset-based lending obligation (c)	5,517	4,087
Schwaiger mortgage (d)	922	1,152
Klipsch notes (e)	6,217	6,921
Voxx Germany mortgage (f)	4,763	5,627
Hirschmann line of credit (g)	—	—
Total debt	102,477	85,487
Less: current portion of long-term debt	85,179	6,032
Total long-term debt	$17,298	$79,455

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

Generally, the Company may designate specific borrowings under the Credit Facility as either Alternate Base Rate Loans or LIBOR Rate Loans, except that Swingline Loans may only be designated as Alternate Base Rate Loans. VOXX International (Germany) GmbH may only borrow euros, and only as LIBOR rate loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.00 - 2.00% based upon leverage, as defined in the agreement. Loans designated as Alternate Base Rate loans shall bear interest at a rate equal to the base rate plus an applicable margin ranging from 0.00 - 1.00% based on excess availability in the borrowing base. As of November 30, 2015, the interest rate on the facility was 2.26%.

The Credit Facility requires compliance with non-financial and financial covenants. As of January 11, 2016, the date of the Company's Form 10Q filing, the Leverage Ratio and the Consolidated EBIT to Consolidated Interest Expense Ratio Covenants set forth in the Company's Amended and Restated Credit Agreement with Wells Fargo as Administrative Agent, and the other Lenders party thereto, had not been satisfied.  The Total Leverage Covenant requires a ratio less than or equal to 3.50 to 1.00, and the Company's Leverage Ratio was calculated to be

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

4.14 to 1.00 as of November 30, 2015 .  The Consolidated EBIT to Consolidated Interest Expense Ratio Covenant requires a ratio greater than or equal to 3.00 to 1.00, and the Company’s Consolidated EBIT to Consolidated Interest Expense Ratio was calculated to be 1.80 to 1.00 as of November 30, 2015.  Wells Fargo, the holder of 27.5% of the Company’s outstanding debt under the Amended and Restated Credit Agreement, has advised the Company that it will agree to waive the default subject to final documentation and the agreement of the balance of 51% of the Lenders. The Company anticipates that it will have the Lenders’ waiver shortly. While the Lenders have the right to declare a default and accelerate the debt based on the Company’s technical default, the Company does not believe that the Lenders will do so. While the Company is prohibited from drawing on this facility while the technical default exists, the Company has sufficient cash and other lines of credit from which it can fund its operations for the foreseeable future.

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

As of November 30, 2015, $77,400 was outstanding under the line, and has been classified within the current portion of long-term debt on the Consolidated Balance Sheet as a result of the debt covenant default disclosed above. Charges incurred on the unused portion of the Credit Facility during the three and nine months ended November 30, 2015 totaled $70 and $235, respectively, compared to $73 and $212, respectively, during the three and nine months ended November 30, 2014, respectively. These charges are included within Interest and Bank Charges on the Consolidated Statement of Operations and Comprehensive Income (Loss).

The Company incurred debt financing costs totaling approximately $8,200 as a result of entering into and amending the Credit Facility during Fiscal 2013 and Fiscal 2014, which are recorded as deferred financing costs. The Company accounted for the amendments as modifications of debt and added these costs to the remaining financing costs related to the original Credit Facility. These deferred financing costs are included in Other Assets on the accompanying Consolidated Balance Sheets and are being amortized through Interest and Bank Charges in the Consolidated Statement of Operations and Comprehensive Income (Loss) over the five year term of the Credit Facility. During both the three and nine months ended November 30, 2015 and November 30, 2014, the Company amortized $279 and $838 of these costs, respectively.

(b)    Construction Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida (the “Construction Loan”).  Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority and will make principal and interest payments to Wells Fargo beginning March 1, 2016 through March of 2026. The Construction Loan is considered a revolving loan during construction and will become a permanent mortgage when the building is completed and ready for occupancy. The Company will make interest payments on the outstanding balance of the Construction Loan through February 29, 2016, at which time monthly principal and interest payments will commence and be made through the loan maturity date. The Construction Loan bears interest at 70% of 1-month LIBOR plus 1.54% (1.43% at November 30, 2015) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The financial covenants of the Construction Loan are as defined in the Company’s Credit Facility with Wells Fargo dated March 14, 2012. The outstanding balance of the Construction Loan as of November 30, 2015 was $7,658.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Construction Loan, which are recorded as deferred financing costs and included in Other Assets on the accompanying

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Consolidated Balance Sheet and are being amortized through Interest and Bank Charges in the Consolidated Statement of Operations and Comprehensive Income (Loss) over the ten year term of the Construction Loan. During the three and nine months ended November 30, 2015, the Company amortized $5 and $9 of these costs, respectively.

On July 20, 2015, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure related to the Construction Loan and will pay a fixed rate of 3.48% under the swap agreement beginning on March 1, 2016 coinciding with the start of principal and interest payments (See Note 4).

(c)          Euro Asset-Based Lending Obligation

Foreign bank obligations include a Euro accounts receivable factoring arrangement, which has a credit limit of up to 60% of eligible non-factored accounts receivable and expires on July 31, 2016, and a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000 and expires on October 31, 2016 for the Company's subsidiary, VOXX Germany. The rate of interest for these credit facilities is the three month Euribor plus 1.6% (1.49% at November 30, 2015). As of November 30, 2015, the amounts outstanding under these credit facilities, which are payable on demand, do not exceed their respective credit limits.

(d)          Schwaiger Mortgage

In January 2012, the Company's Schwaiger subsidiary purchased a building, entering into a mortgage note payable. The mortgage note bears interest at 3.75% and will be fully paid by December 2019.

(e)    Klipsch Mortgages

Included in this balance is a mortgage on a facility included in the assets acquired in connection with the Klipsch transaction on March 1, 2011 and assumed by Voxx. The balance at November 30, 2015 is $302 and will be fully paid by the end of Fiscal 2018.

Also included in this balance is a mortgage on the building which houses Klipsch's headquarters in Indianapolis, IN due in May 2023. The interest rate on the mortgage is equal to the 1-month LIBOR plus 2.25%. The Company has an interest rate swap agreement in order to hedge interest rate exposure related to this mortgage and pays a fixed rate of 3.92% under the swap agreement (see Note 4). The balance of the mortgage at November 30, 2015 was $5,915.

(f)    Voxx Germany Mortgage

Included in this balance is a mortgage on the land and building housing Voxx Germany's headquarters in Pulheim, Germany, which was entered into in January 2013. The mortgage bears interest at 2.85%, payable in twenty-six quarterly installments through June 2019.

(g)    Hirschmann Line of Credit

In December 2014, Hirschmann entered into an agreement for a €8,000 working capital line of credit with a financial institution. The line of credit is payable on demand and is mutually cancelable. The rate of interest is the three month Euribor plus 2% (1.89% at November 30, 2015). Hirschmann and Voxx Germany are joint and severally liable for the line of credit balance, which is also guaranteed by VOXX International Corporation.

(16)     Other Income (Expense)

Other income (expense) is comprised of the following:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
Foreign currency gain (loss)	$487	$111	$466	$476
Interest income	38	144	781	282
Rental income	109	305	320	896
Miscellaneous	2	(418)	(430)	(238)
Total other, net	$636	$142	$1,137	$1,416

Included in interest income for the nine months ended November 30, 2015 is income related to notes receivable from EyeLock, Inc. through the acquisition date of September 1, 2015 (see Note 2).

(17)    Foreign Currency

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

In February 2013, the Venezuelan government announced the devaluation of the Bolivar Fuerte, moving the official exchange rate from 4.3 to 6.3 per U.S. dollar. Concurrent with this action, the Venezuelan government established a new auction-based exchange rate market program, referred to as Complementary System for the Administration of Foreign Currency (“SICAD”). The amount of transactions that have run through the SICAD and restrictions around participation limited our access to any foreign exchange rate other than the official rate to pay for imported goods and manage our local monetary asset balances. Although the official exchange rate remained at 6.3 during Fiscal 2014, the government announced in January 2014 that the exchange rate for goods and services deemed non-essential would move to the rate available on the expanded SICAD currency market, which was 11.7 at February 28, 2014 (referred to as SICAD 1). In March 2014, a new exchange control mechanism was opened by the government, referred to as SICAD 2, which was not restricted by auction and was available for all types of transactions. The use of the SICAD 1 rate was dependent upon the availability of auctions, and was not indicative of a free market exchange, as only designated industries could bid into individual auctions and the highest bids were not always recognized by the Venezuelan government. The Company, therefore, used the SICAD 2 rate for its Venezuelan subsidiary for the three and nine months ended November 30, 2014, which was approximately 50 Bolivar Fuerte/$1 at November 30, 2014, with the exception of the Company's investment in Venezuelan government issued sovereign bonds (See Note 5). In February 2015, the Venezuelan government introduced another new currency system, referred to as the Marginal Currency System, or SIMADI rate. This market-based exchange system consists of a mechanism from which both businesses and individuals are allowed to purchase and sell foreign currency at the price set by the market. In conjunction with this introduction, SICAD 2 was annulled and combined with the former SICAD 1, reverting to its original title of SICAD, exclusively applicable to non-essential goods and subject to available auctions. The SIMADI rate at November 30, 2015 was approximately 200 Bolivar Fuerte/$1 and has been used by the Company for its Venezuelan subsidiary at November 30, 2015. A net currency exchange loss of $0 and $(34) was recorded for the three and nine months ended November 30, 2015, and is included in Other Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income (Loss). For the three and nine months ended

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

November 30, 2014, net currency exchange losses of $0 and $(6,232) were recorded, respectively, which included the remeasurement loss on the Company's Venezuelan bonds of $(6,702).

Our investment in Venezuela mainly consists of $3,851 of rental properties that are currently being held for investment purposes. As of November 30, 2015, the Company made an assessment of the recoverability of its investment properties in Venezuela. In reviewing the recoverability of its investment properties, the Company considered the expected cash flows from these properties, the length of time the properties have been held, the volatile market conditions, the Company’s financial condition, and the intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. Based on our assessment, none of our rental properties were impaired as of November 30, 2015.

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

(18)     Lease Obligations

At November 30, 2015, the Company was obligated under non-cancelable operating leases for equipment, as well as warehouse and office facilities for minimum annual rental payments as follows:

Operating Leases
2016	$4,276
2017	3,192
2018	946
2019	638
2020	179
Thereafter	356
Total minimum lease payments	$9,587

The Company has three capital leases with a total lease liability of $1,503 at November 30, 2015. These leases have maturities through Fiscal 2020.

The Company leases a facility from its principal stockholder which expires on November 30, 2016. At November 30, 2015, minimum annual rental payments on this related party operating lease, which are included in the above table, are as follows:

2016	$847
2017	—
Total	$847

(19)     Capital Structure

The Company's capital structure is as follows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

		Shares Authorized		Shares Outstanding
Security	Par Value	November 30, 2015	February 28, 2015	November 30, 2015	February 28, 2015	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,898,465	21,873,790	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	2,168,979	2,129,450	N/A	N/A	N/A

(20)    Variable Interest Entities

A variable interest entity ("VIE") is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. Under ASC 810, an entity that holds a variable interest in a VIE and meets certain requirements would be considered to be the primary beneficiary of the VIE and required to consolidate the VIE in its consolidated financial statements. In order to be considered the primary beneficiary of a VIE, an entity must hold a variable interest in the VIE and have both:

•the power to direct the activities that most significantly impact the economic performance of the VIE; and

•the right to receive benefits from, or the obligation to absorb losses of, the VIE that could be potentially significant to the VIE.

Effective September 1, 2015, Voxx acquired of a majority voting interest in substantially all of the assets and certain specified liabilities of Eyelock, Inc. and Eyelock Corporation, a market leader of iris-based identity authentication solutions, through a newly-formed entity, Eyelock LLC (See Note 2). We have determined that we hold a variable interest in EyeLock LLC as a result of:

•our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and

•a loan agreement with EyeLock LLC, executed in conjunction with the acquisition, in which the subsidiary borrows may funds of up to $10,000 from Voxx for working capital purposes. The loan bears interest at 10% and has a maximum monthly borrowing capacity of $1,000, which can be adjusted to $2,000. The outstanding balance of the loan as of November 30, 2015 was $5,940 .
We concluded that we became the primary beneficiary of EyeLock LLC on September 1, 2015 in conjunction with the acquisition. This was the first date that we had the power to direct the activities EyeLock LLC that most significantly impact the economic performance of the entity, because we acquired a majority interest in substantially all of the assets and certain liabilities of EyeLock Inc. and EyeLock Corporation on this date, as well as obtained a majority voting interest as a result of this transaction. Although we are considered to have control over EyeLock LLC under ASC 810, as a result of our majority ownership interest, the assets of EyeLock LLC can only be used to satisfy the obligations of the subsidiary. As a result of our majority ownership interest in the entity and our primary beneficiary conclusion, we consolidated EyeLock LLC in our consolidated financial statements beginning on September 1, 2015. Prior to September 1, 2015, EyeLock Inc. was not required to be consolidated in our consolidated financial statements, because we concluded that we were not the primary beneficiary of EyeLock Inc. prior to that time.

Assets and Liabilities of EyeLock LLC In accordance with ASC 810, the consolidation of EyeLock LLC was treated as an acquisition of assets and liabilities and, therefore, the assets and liabilities of EyeLock LLC were included in our consolidated financial statements at their fair value as of September 1, 2015. Refer to Note 2 for the fair value of the

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

assets and liabilities of EyeLock LLC on the acquisition date and the discussion of purchase accounting procedures performed.

 The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheet as of November 30, 2015:

November 30, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$21
Accounts receivable, net	149
Inventory, net	304
Prepaid expenses and other current assets	165
Total current assets	639
Property, plant and equipment, net	263
Intangible assets, net	43,015
Total assets	$43,917
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,164
Accrued expenses and other current liabilities	370
Total current liabilities	1,534
Long-term debt	5,940
Other long-term liabilities	1,200
Total liabilities	8,674
Commitments and contingencies
Partners' equity:
Capital	39,578
Retained earnings	(4,335)
Total partners' equity	35,243
Total liabilities and stockholders' equity	$43,917

The assets of EyeLock LLC can only be used to satisfy the obligations of EyeLock LLC.

Revenue and Expenses of EyeLock LLC The following table sets forth the revenue and expenses of EyeLock LLC that were included in our Consolidated Statements of Operations for the three and nine months ended November 30, 2015:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Three Months Ended November 30, 2015	Nine Months Ended November 30, 2015
Net sales	$72	$72
Cost of sales	11	11
Gross profit	61	61
Operating expenses:
Selling	359	359
General and administrative	1,779	1,779
Engineering and technical support	2,142	2,142
Total operating expenses	4,280	4,280
Operating loss	(4,219)	(4,219)
Interest and bank charges	(117)	(117)
Loss before income taxes	(4,336)	(4,336)
Income tax expense	—	—
Net loss	$(4,336)	$(4,336)

(21)    Segment Reporting

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
Our Consumer Accessories segment designs and markets remote controls; rechargeable battery packs; wireless and Bluetooth speakers; EyeLock iris identification and security related products; personal sound amplifiers; and iPod docks/iPod sound, A/V connectivity, portable/home charging, reception, and digital consumer products.
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

Segment data for each of the Company's segments are presented below:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Automotive	Premium Audio	Consumer Accessories	Corporate/ Eliminations	Total
Three Months Ended November 30, 2015
Net sales	$92,575	$44,722	$54,825	$384	$192,506
Equity in income of equity investees	1,927	—	—	—	1,927
Interest expense and bank charges	1,468	2,259	1,495	(3,450)	1,772
Depreciation and amortization expense	1,788	875	1,117	522	4,302
Income (loss) before income taxes	7,175	2,432	(3,862)	3,309	9,054

Three Months Ended November 30, 2014
Net sales	$110,237	$54,353	$58,202	$564	$223,356
Equity in income of equity investees	1,245	—	—	—	1,245
Interest expense and bank charges	1,654	2,372	1,460	(3,661)	1,825
Depreciation and amortization expense	2,394	946	331	518	4,189
Income (loss) before income taxes	8,686	5,985	2,500	(965)	16,206

Nine Months Ended November 30, 2015
Net sales	$266,866	$104,261	$138,687	$1,249	$511,063
Equity in income of equity investees	5,002	—	—	—	5,002
Interest expense and bank charges	4,449	6,749	4,207	(10,441)	4,964
Depreciation and amortization expense	5,462	2,602	1,772	1,520	11,356
Income (loss) before income taxes	16,300	(8,366)	(9,143)	2,978	1,769

Nine Months Ended November 30, 2014
Net sales	$305,564	$128,517	$152,567	$950	$587,598
Equity in income of equity investees	4,631	—	—	—	4,631
Interest expense and bank charges	4,623	6,892	5,000	(11,505)	5,010
Depreciation and amortization expense	6,861	2,743	1,005	1,580	12,189
Income (loss) before income taxes	11,685	2,582	(1,989)	(157)	12,121

(22)    Contingencies

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

Securities and Derivative Proceedings:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

On July 8, 2014, a purported class action suit, Brian Ford v. VOXX International Corporation et. al., was filed against us and two of our present executive officers in the U.S. District Court for the Eastern District of New York.  On July 16, 2015, the judge approved the designation of the lead plaintiffs and counsel for the plaintiffs.  On September 28, 2015, the plaintiff filed an amended complaint which alleges the same claims as the original complaint (that defendants violated the federal securities laws by making false or misleading statements which artificially inflated the price of our stock and that purchasers of our stock during the relevant period were damaged when the stock price later declined) under Sections 10(a) and 20(a) of the Securities Exchange Act but expands the class period by five months, from January 9, 2013 through May 14, 2014.  According to the allegations contained in the amended complaint, the defendants knew or should have known, by virtue of their roles and positions, that their statements were false and misleading and said defendants were purportedly motivated because their conduct enabled Company insiders to sell VOXX stock at inflated prices.  We believe that we have meritorious legal positions and defenses and will continue to represent our interests vigorously in this matter. On November 25, 2015, the Defendants moved to dismiss the Amended Complaint for failure to state a claim. The Plaintiff has 60 days to file its opposition papers to Defendants' motion.

(23)    New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenues from Contracts with Customers (Topic 606)," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements comprehensive information about the nature, amounts, timing and uncertainty of revenue and cash flows arising from a company's contracts with customers. In August, 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period. Retrospective or modified retrospective application of the accounting standard is required. The Company is currently evaluating the impact of the standard on the Company's Consolidated Financial Statements and disclosures.

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810) - Amendments to the Consolidation Analysis." This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The Company does not expect this standard to have a significant impact on its consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes.”  This update simplifies the presentation of deferred income taxes, by requiring that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. This update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is evaluating the potential impact of adoption on its consolidated financial statements.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three and nine months ended November 30, 2015 compared to the three and nine months ended November 30, 2014. Next, we present adjusted EBITDA and diluted adjusted EBITDA per common share for the three and nine months ended November 30, 2015 compared to the three and nine months ended November 30, 2014 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

Unless specifically indicated otherwise, all amounts presented in our MD&A below are in thousands, except share and per share data.

Business Overview

VOXX International Corporation ("Voxx," "We," "Our," "Us" or the "Company") is a leading international manufacturer and distributor in the Automotive, Premium Audio and Consumer Accessories industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through nineteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., Audiovox Consumer Electronics, Inc. ("ACE"), Audiovox German Holdings GmbH ("Voxx Germany"), Audiovox Venezuela, C.A., Audiovox Canada Limited, Voxx Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Klipsch Holding LLC ("Klipsch"), Car Communication Holding GmbH ("Hirschmann"), EyeLock, LLC ("EyeLock"), Omega Research and Development, LLC ("Omega") and Audiovox Websales LLC. We market our products under the Audiovox® brand name, other brand names and licensed brands, such as 808®, AR for Her, Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Energy®, Heco®, Hirschmann Car Communication®, Incaar™, Invision®, Jamo®, Jensen®, Klipsch®, Mac Audio™, Magnat®, Mirage®, Oehlbach®, Omega®, Prestige®, Pursuit®, RCA®, RCA Accessories, Schwaiger®, and Terk®, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products, 360Fly™ Action Cameras, myris® iris identification products and Singtrix®, the next generation in karaoke.

Reportable Segments

The Company operates in three segments based upon our products and internal organizational structure. The operating segments consist of the Automotive, Premium Audio and Consumer Accessories segments. The Automotive segment designs, manufactures, distributes and markets rear-seat entertainment devices, satellite radio products, automotive security, remote start systems, digital TV tuners, mobile antennas, mobile multimedia devices, aftermarket/OE-styled radios, car-link smartphone telematics application, collision avoidance systems and location-based services. The Premium Audio segment designs, manufactures, distributes and markets home theater systems, high-end loudspeakers, outdoor speakers, iPod/computer speakers, business music systems, cinema speakers, flat panel speakers, Bluetooth speakers, soundbars, headphones and DLNA (Digital Living Network Alliance) compatible devices. The Consumer Accessories segment designs and markets remote controls; rechargeable battery packs; wireless and Bluetooth speakers; iris identification products; personal sound amplifiers; and iPod docks/iPod sound, A/V connectivity, portable/home charging, reception and digital consumer products. See Note 21 to the Company's Consolidated Financial Statements for segment information.

Products included in these segments are as follows:

Automotive products include:

▪	mobile multi-media video products, including in-dash, overhead and headrest systems,

▪	autosound products including radios, amplifiers and CD changers,

▪	satellite radios including plug and play models and direct connect models,

▪	smart phone telematics applications,

▪	automotive security and remote start systems,

▪	automotive power accessories,

▪	rear observation and collision avoidance systems,

▪	TV tuners and antennas, and

▪	location based services.

Premium Audio products include:

▪	premium loudspeakers,

▪	architectural speakers,

▪	commercial speakers,

▪	outdoor speakers,

▪	flat panel speakers,

▪	wireless speakers,

▪	Bluetooth speakers,

▪	home theater systems,

▪	business music systems,

▪	streaming music systems,

▪	on-ear and in-ear headphones,

▪	soundbars and sound bases, and

▪	DLNA (Digital Living Network Alliance) compatible devices.

Accessories products include:

▪	High-Definition Television ("HDTV") antennas,

▪	Wireless Fidelity ("WiFi") antennas,

▪	High-Definition Multimedia Interface ("HDMI") accessories,

▪	EyeLock security related products,

▪	home electronic accessories such as cabling,

▪	other connectivity products,

▪	power cords,

▪	performance enhancing electronics,

▪	TV universal remotes,

▪	flat panel TV mounting systems,

▪	iPod specialized products,

▪	wireless headphones,

▪	wireless speakers,

▪	Bluetooth speakers,

▪	360Fly™ Action Cameras,

▪	Singtrix® karaoke product,

▪	power supply systems and charging products,

▪	electronic equipment cleaning products,

▪	personal sound amplifiers,

▪	set-top boxes,

▪	home and portable stereos,

▪	digital multi-media products, such as personal video recorders and MP3 products,

▪	clock radios,

▪	digital voice recorders, and

▪	portable DVD players.

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

Acquisitions

Effective September 1, 2015 ("the Closing Date"), Voxx completed its acquisition of a majority voting interest in substantially all of the assets and certain specified liabilities of Eyelock, Inc. and Eyelock Corporation (collectively the “Seller”), a market leader of iris-based identity authentication solutions, through a newly-formed entity Eyelock LLC.  Eyelock LLC acquired substantially all of the assets and certain specified liabilities of the Seller with cash of $15,504, assignment to the Seller of the indebtedness owed to the Company by the Seller of $4,677 and the issuance of units in Eyelock LLC to the Seller. Additionally, units in Eyelock LLC were issued to certain executives of EyeLock LLC. This acquisition allows the Company to enter into the growing biometrics market.

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

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations and comprehensive income, which present the results of our operations for the three and nine months ended November 30, 2015 and 2014.

The following tables set forth, for the periods indicated, certain statements of operations data for the three and nine months ended November 30, 2015 and 2014.

Net Sales

	November 30,
	2015	2014	$ Change	% Change
Three Months Ended:
Automotive	$92,575	$110,237	$(17,662)	(16.0)%
Premium Audio	44,722	54,353	(9,631)	(17.7)
Consumer Accessories	54,825	58,202	(3,377)	(5.8)
Corporate	384	564	(180)	(31.9)
Total net sales	$192,506	$223,356	$(30,850)	(13.8)%

Nine Months Ended:
Automotive	$266,866	$305,564	$(38,698)	(12.7)%
Premium Audio	104,261	128,517	(24,256)	(18.9)
Consumer Accessories	138,687	152,567	(13,880)	(9.1)
Corporate	1,249	950	299	31.5
Total net sales	$511,063	$587,598	$(76,535)	(13.0)%

Automotive sales represented 48.1% and 52.2% of the net sales for the three and nine months ended November 30, 2015, respectively, compared to 49.4% and 52.0% in the comparable prior year periods. A significant portion of the decrease in sales figures for the Automotive group was due to foreign exchange. The Euro devalued against the U.S. Dollar beginning in the second quarter of Fiscal 2015 and accelerated during the third and fourth quarters of Fiscal 2015 through the third quarter of Fiscal 2016. During these periods, the Euro to U.S. Dollar rate dropped from approximately 1.36 at May 31, 2014 to 1.05 at November 30, 2015, representing a 23% decrease in value, which negatively impacted the translation of our Euro denominated sales when comparing the three and nine months ended November 30, 2015 to the three and nine months ended November 30, 2014, and resulting in a decrease of approximately $6,200 and $25,400, respectively, in Automotive segment sales. In addition, the Company experienced a decrease in sales related to its remote start business during the three and nine months ended November 30, 2015 due to load in sales realized in the prior year for a program launched with Subaru that leveled out in Fiscal 2016, the completion of remote start programs with two other vehicle manufacturers, as well as an unseasonably warm start to the Fall/Winter season, which has negatively impacted the sale of remote start products. The Company has also experienced a decline in sales for its Car Connection program for the three and nine months ended November 30, 2015, which began selling devices to retailers during the first half of Fiscal 2015, with significant load in sales, and a decrease in satellite radio fulfillment and portable DVD player sales, as more cars are now being manufactured with these products and the Company began to phase out its portable DVD product offerings during the prior fiscal year. In addition, during the first quarter of Fiscal 2015, the Company sold all of the its Jensen Mobile product inventory to a third party, consisting of car speakers and amplifiers, in order to license the brand name for a commission, which has resulted in reduced sales of these products for the three and nine months ended November 30, 2015, as compared to the prior year periods. As an offset to these decreases, the Company saw an increase in its OEM manufacturing line sales for both the three and nine months ended November 30, 2015, due primarily to the launch of a new program with Cadillac for rear seat entertainment, as well as the relaunch of a previously suspended OEM program due to customer safety issues.

Premium Audio sales represented 23.2% and 20.4% of our net sales for the three and nine months ended November 30, 2015, respectively, compared to 24.3% and 21.9% in the respective prior year periods. A portion of the decline is attributable to the Euro to U.S. Dollar exchange rate, which negatively impacted the translation of our Euro denominated sales when comparing the three and nine months ended November 30, 2015 to the three and nine months ended November 30, 2014, as noted above, resulting in an approximate decrease of $1,600 and $5,200, respectively, in Premium Audio sales. Sales have also decreased in this segment as a result of lower sales of Bluetooth speakers, headphones and soundbars as a result of competition, the discontinuation of business with certain retailers, in an effort to better manage product pricing, as well as prior year load in sales of new product that was not repeated in the current year. These decreases were partially offset by increases in sales of subwoofers for the nine months ended November 30, 2015.

Consumer Accessory sales represented 28.5% and 27.1% of our net sales for the three and nine months ended November 30, 2015, respectively, compared to 26.1% and 26.0% in the comparable prior year periods. A portion of the decline in sales is attributable to the Euro to U.S. Dollar exchange rate, which negatively impacted the translation of our Euro denominated sales when comparing the three and nine months ended November 30, 2015 to the three and nine months ended November 30, 2014, as noted above, resulting in an approximate decrease of $1,400 and $4,900, respectively, in Consumer Accessory sales. The segment also experienced decreases in sales for the nine months ended November 30, 2015 in reception products, such as antennas, as well as headphones, and decreases for both the three and nine months ended November 30, 2015 in hook-up products, such as cables, as well as remotes, due to competition, changes in demand and changes in technology. There was also a decrease in sales of tablets during the nine months ended November 30, 2015 as compared to the nine months ended November 30, 2014, as a result of the phasing out of this product in Fiscal 2016. In addition, there was a decrease in Consumer Accessory segment sales for the nine months ended November 30, 2015 as a result of the prior year sale of all inventory on hand at the Company's Mexico subsidiary in the first quarter of Fiscal 2015 due to the transition of this subsidiary from a distributor model to a representative office. These decreases were offset by significant increases in sales of wireless and Bluetooth speakers during the three and nine months ended November 30, 2015, as well as sales of the new Singtrix karaoke product launched in the fourth quarter of Fiscal 2015 and the new 360Fly™ Action Camera launched in the third quarter of Fiscal 2016.

Gross Profit and Gross Margin Percentage

	November 30,
	2015	2014	$ Change	% Change
Three Months Ended:
Automotive	$27,022	$34,499	$(7,477)	(21.7)%
	29.2%	31.3%
Premium Audio	15,176	18,317	(3,141)	(17.1)
	33.9%	33.7%
Consumer Accessories	13,228	15,529	(2,301)	(14.8)
	24.1%	26.7%
Corporate	417	612	(195)	(31.9)
	$55,843	$68,957	$(13,114)	(19.0)%
	29.0%	30.9%
Nine Months Ended:
Automotive	$80,127	$94,889	$(14,762)	(15.6)%
	30.0%	31.5%
Premium Audio	34,429	40,352	(5,923)	(14.7)
	33.0%	31.4%
Consumer Accessories	33,267	38,236	(4,969)	(13.0)
	24.0%	25.1%
Corporate	1,038	937	101	10.8
	$148,861	$174,414	$(25,553)	(14.7)%
	29.1%	29.7%

Gross margins in the Automotive segment decreased 210 and 150 basis points for the three and nine months ended November 30, 2015, respectively. The segment experienced lower margins related to its tuner and antenna sales during both the three and nine months ended November 30, 2015, as compared to the prior year periods. In addition, there were lower sales in the Company's high margin remote start business and higher sales in the OEM manufacturing line which produced lower margins during the three and nine months ended November 30, 2015 as compared to the prior year periods. This was offset by lower sales of lower margin products such as satellite radio fulfillments and portable DVD players, which contributed to margin improvements for the three and nine months ended November 30, 2015.

Gross margins in the Premium Audio segment increased 20 and 160 basis points for the three and nine months ended November 30, 2015, respectively. During the prior year three and nine month periods, the Premium Audio group made significant downward prices adjustments to products that were phasing out in order to make way for a new product line. In addition, many of the new product introductions during Fiscal 2015 were accompanied by up front promotional funding and discounts, as well as discounts for demo products, which have not recurred during the three and nine months ended November 30, 2015. These Fiscal 2016 margin improvements were partially offset by lower sales prices for products such as Bluetooth speakers, headphones and soundbars for the three and nine months ended November 30, 2015.

Gross margins in the Consumer Accessories segment decreased 260 and 110 basis points for the three and nine months ended November 30, 2015, respectively. For the nine months ended November 30, 2015, the margins were impacted by a duty refund that was received in the second quarter of Fiscal 2015 and did not repeat in the current year. For both the three and nine months ended November 30, 2015, margins were negatively impacted by decreased sales of certain higher margin products in both periods, including remotes, headphones, hookup and reception products, as well as by the launch of the new 360Fly™ Action Camera, which contributed to an increase in sales for the three and nine months ended November 30, 2015, but produced lower margins for the segment. This was partially offset by an increase in sales of higher margin products, such as wireless and Bluetooth speakers and the Singtrix karaoke product launched in the fourth quarter of Fiscal 2015, as well as a decrease in sales of lower margin products, such as tablets.

Operating Expenses and Operating Income

	November 30,
	2015	2014	$ Change	% Change
Three Months Ended:
Operating expenses:
Selling	$12,464	$13,623	$(1,159)	(8.5)%
General and administrative	29,536	29,587	(51)	(0.2)
Engineering and technical support	9,459	9,103	356	3.9
Acquisition costs	800	—	800	100.0
Total operating expenses	$52,259	$52,313	$(54)	(0.1)%

Operating (loss) income	$3,584	$16,644	$(13,060)	(78.5)%

Nine Months Ended:
Operating expenses:
Selling	$36,182	$41,229	$(5,047)	(12.2)%
General and administrative	83,530	88,290	(4,760)	(5.4)
Engineering and technical support	26,190	27,579	(1,389)	(5.0)
Intangible asset impairment charges	6,210	—	6,210	100.0
Acquisition costs	800	—	800	100.0
Total operating expenses	$152,912	$157,098	$(4,186)	(2.7)%

Operating (loss) income	$(4,051)	$17,316	$(21,367)	(123.4)%

Total operating expenses have decreased for both the three and nine months ended November 30, 2015. The Company's operating expenses have been significantly impacted by the drop in foreign exchange for Euro translation to the U.S. Dollar for the three and nine months ended November 30, 2015, as compared to the three and nine months ended November 30, 2014. The impact of the Euro to U.S. Dollar rate decrease resulted in an approximate decrease of $2,500 and $11,000, respectively, in operating expenses for the three and nine months ended November 30, 2015, as compared with the corresponding prior year periods. There have also been decreases in operating expenses for the three and nine months ended November 30, 2015 due to lower commission expense as a result of lower sales, lower salary and related payroll expense primarily as a result of a Company-wide headcount reduction announced in the fourth quarter of Fiscal 2015, and lower Company spending on items such as office expenditures and travel and entertainment due to conservative cost cutting measures. The Company has also experienced lower overall advertising expense as a result of the timing of campaigns and promotions, as well as lower depreciation expense due to the decreased value of buildings in Venezuela as a result of Fiscal 2015 impairments and the absence of a building under capital lease that was terminated during the third quarter of Fiscal 2015. As an offset to these decreases, the Company has experienced increases to operating expenses primarily due to impairment charges recorded during the nine months ended November 30, 2015 related to certain trademarks of the Company. The impairment charges were a result of certain indicators that occurred during the second quarter of Fiscal 2016. Specifically, certain of our premium audio product lines experienced lower than expected performance due to certain marketing strategies and the re-evaluation of marketing positions. Taking these factors into consideration, along with long-term industry forecasts, the Company re-evaluated its projections. The Company also experienced an increase in professional fees related to certain legal matters being pursued, as well as an increase in salary expense at Hirschmann as a result of the hiring of additional engineers, and severance expense for certain positions eliminated in the current fiscal year. Finally, as a result of the Company's acquisition of a controlling interest in substantially all of the assets and certain liabilities of EyeLock LLC on September 1, 2015, the Company incurred acquisition related costs, as well as additional salary and research and development expenses for the three and nine months ended November 30, 2015 related to the operations of this new subsidiary.

Other (Expense) Income

	November 30,
	2015	2014	$ Change	% Change
Three Months Ended:
Interest and bank charges	$(1,772)	$(1,825)	$53	(2.9)%
Equity in income of equity investees	1,927	1,245	682	54.8
Venezuela currency devaluation, net	—	—	—	100.0
Gain on bargain purchase	4,679	—	4,679	100.0
Other, net	636	142	494	347.9
Total other (expense) income	$5,470	$(438)	$5,908	(1,348.9)%

Nine Months Ended:
Interest and bank charges	$(4,964)	$(5,010)	$46	(0.9)%
Equity in income of equity investees	5,002	4,631	371	8.0
Venezuela currency devaluation, net	(34)	(6,232)	6,198	(99.5)
Gain on bargain purchase	4,679	—	4,679	100.0
Other, net	1,137	1,416	(279)	(19.7)
Total other (expense) income	$5,820	$(5,195)	$11,015	(212.0)%

Interest and bank charges represent expenses for the Company's bank obligations, interest related to capital leases and amortization of the debt discount on our credit facility and construction mortgage.

Equity in income of equity investees represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA"). The increase in income for the three and nine months ended November 30, 2015 was a result of an improvement in ASA's product mix.

Venezuela currency devaluation, net, for the nine months ended November 30, 2014 included a charge of $6,702 representing the remeasurement loss related to the Company's Venezuelan bonds that were remeasured at August 31, 2014 using a rate of 6.3 Bolivar Fuerte/$1, which did not recur in Fiscal 2016. These bonds matured during the first quarter of Fiscal 2016.

Effective September 1, 2015, Voxx completed the acquisition of a majority voting interest in substantially all of the assets and certain specified liabilities of Eyelock, Inc. and Eyelock Corporation (collectively, "the Seller"), through a newly-formed entity Eyelock LLC using cash of $15,504, assignment to the Seller of the indebtedness owed to the Company by the Seller of $4,677 and the issuance of units in Eyelock LLC to the Seller. The excess of the assets and liabilities acquired over the amount paid for Voxx's interest in EyeLock resulted in a bargain purchase gain recognized for the three and nine months ended November 30, 2015.

Other, net, during the three and nine months ended November 30, 2015, primarily included net foreign currency gains of $487 and $466, interest income of $38 and $781, and rental income of $109 and $320, respectively. Other, net, during the three and nine months ended November 30, 2014, primarily included foreign currency gains of $111 and $476, interest income of $144 and $282 and rental income of $305 and $896, respectively. The increase in interest income for the nine months ended November 30, 2015 was attributable to interest earned on notes receivable due from EyeLock, Inc. through the acquisition date of September 1, 2015.

Income Tax Provision

The effective tax rate for the three and nine months ended November 30, 2015 was 32.8% and 44.7% compared to 3.6% and 10.8% in the comparable prior period.  The effective tax rate for the three and nine months ended November 30, 2015 is different than the statutory rate primarily due to income taxed in foreign jurisdictions at varying tax rates, the non-controlling interest for EyeLock LLC, and the impact of the bargain purchase gain.

Net Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with net income and basic and diluted net income per common share.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
Net income	$7,777	$15,622	$2,669	$13,429
Net income per common share:
Basic	$0.32	$0.64	$0.11	$0.55
Diluted	$0.32	$0.64	$0.11	$0.55

Net income for the three and nine months ended November 30, 2015 was favorably impacted by the bargain purchase gain resulting from the acquisition of a controlling interest in EyeLock Inc. and EyeLock Corp., offset by acquisition costs related to the acquisition, as well as lower net sales during these periods as compared to the prior year. Net income for the nine months ended November 30, 2015 was additionally impacted by impairment charges related to intangible assets incurred during the second quarter of Fiscal 2016. Net income for the nine months ended November 30, 2014 was unfavorably impacted by a currency devaluation related to its Venezuelan government bonds.

Adjusted EBITDA

Adjusted EBITDA and diluted adjusted EBITDA per common share are not financial measures recognized by GAAP. Adjusted EBITDA represents net income, computed in accordance with GAAP, before interest and bank charges, taxes, depreciation and amortization, stock-based compensation expense, impairment charges, acquisition costs, remeasurements and bargain purchase gains. Depreciation, amortization, impairment charges, remeasurments and stock-based compensation are non-cash items. Diluted adjusted EBITDA per common share represents the Company's diluted earnings per common share based on adjusted EBITDA.

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

Reconciliation of GAAP Net (Loss) Income to Adjusted EBITDA

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
Net income (loss)	$7,777	$15,622	$2,669	$13,429
Adjustments:
Interest expense and bank charges	1,772	1,825	4,964	5,010
Depreciation and amortization	4,302	4,189	11,356	12,189
Income tax expense (benefit)	2,968	584	791	(1,308)
EBITDA	16,819	22,220	19,780	29,320
Stock-based compensation	199	140	686	291
Venezuela bond remeasurement	—	—	—	6,702
Intangible asset impairment charges	—	—	6,210	—
Gain on bargain purchase	(4,679)	—	(4,679)	—
Acquisition costs	800	—	800	—
Adjusted EBITDA	$13,139	$22,360	$22,797	$36,313
Diluted earnings (loss) per common share	$0.32	$0.64	$0.11	$0.55
Diluted adjusted EBITDA per common share	$0.54	$0.92	$0.94	$1.49

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of November 30, 2015, we had working capital of $63,282 which includes cash and short-term investments of $12,435, compared with working capital of $154,312 at February 28, 2015, which included cash and short-term investments of $8,448. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions.

Operating activities provided cash of $22,477 for the nine months ended November 30, 2015 principally due to a decrease in prepaid expenses and other assets, as well as due to the factoring of certain trade accounts receivable.

•
The Company experienced increased annual accounts receivable turnover of 6.7 during the nine months ended November 30, 2015 compared to 5.6 during the nine months ended November 30, 2014, which was partially due to the factoring of certain trade accounts receivable.

•	Annual inventory turnover decreased to 2.9 during the nine months ended November 30, 2015 as compared to 3.2 during the nine months ended November 30, 2014.

Investing activities used cash of $35,587 during the nine months ended November 30, 2015, due to the acquisition of a controlling interest in EyeLock Inc. and EyeLock Corp. (See Note 2), as well as capital additions.

Financing activities provided cash of $17,206 during the nine months ended November 30, 2015, primarily due to borrowings of bank obligations, net of repayments. Bank borrowings during the nine months ended November 30, 2015 included funds used for the EyeLock acquisition.

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

The Credit Facility contains covenants that limit the ability of certain entities of the Company to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or exit a substantial portion of their respective businesses; (iv) make any material change in the nature of their business; (v) prepay or otherwise acquire indebtedness; (vi) cause any Change of Control; (vii) make any Restricted Payments; (viii) change their fiscal year or method of accounting; (ix) make advances, loans or investments; (x) enter into or permit any transaction with an Affiliate of certain entities of the Company; or (xi) use proceeds for certain items. As of January 11, 2016, the date of the Company's Form 10Q filing, the Leverage Ratio and the Consolidated EBIT to Consolidated Interest Expense Ratio Covenants set forth in the Company's Amended and Restated Credit Agreement with Wells Fargo as Administrative Agent, and the other Lenders party thereto, had not been satisfied.  The Leverage Covenant requires a ratio less than or equal to 3.50 to 1.00, and the Company's Leverage Ratio was calculated to be 4.17 to 1.00 as of November 30, 2015 .  The Consolidated EBIT to Consolidated Interest Expense Ratio Covenant requires a ratio greater than or equal to 3.00 to 1.00, and the Company’s Consolidated EBIT to Consolidated Interest Expense Ratio was calculated to be 1.80 to 1.00 as of November 30, 2015.  Wells Fargo, the holder of 22% of the Company’s outstanding debt under the Amended and Restated Credit Agreement, has advised the Company that it will agree to waive the default subject to final documentation and the agreement of the balance of 51% of the Lenders. The Company anticipates that it will have the Lenders’ waiver shortly. While the Lenders have the right to declare a default and accelerate the debt based on the Company’s technical default, the Company does not believe that the Lenders will do so. While the Company is prohibited from drawing on this facility while the technical default exists, the Company has sufficient cash and other lines of credit from which it can fund its operations for the foreseeable future.

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

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At November 30, 2015, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period (9)
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$1,503	$49	$—	$1,454	$—
Operating leases (2)	9,587	4,276	4,138	817	356
Total contractual cash obligations	$11,090	$4,325	$4,138	$2,271	$356

Other Commitments
Bank obligations (3)	$82,914	$82,914	$—	$—	$—
Stand-by and commercial letters of credit (4)	917	917	—	—	—
Other (5)	19,563	2,265	2,067	15,231	—
Contingent earn-out payments (6)	169	169	—	—	—
Pension obligation (7)	8,905	230	410	463	7,802
Unconditional purchase obligations (8)	90,964	90,964	—	—	—
Total other commitments	203,432	177,459	2,477	15,694	7,802
Total commitments	$214,522	$181,784	$6,615	$17,965	$8,158

1.
Represents total payments (interest and principal) due under a capital lease obligation which has a current (included in other current liabilities) and long term principal balance of $49 and $1,454, respectively at November 30, 2015.

2.	We enter into operating leases in the normal course of business.

3.	Represents amounts outstanding under the Company's Credit Facility, Hirschmann's line of credit and the Voxx Germany Euro asset-based lending facility at November 30, 2015.

4.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.

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

9.
At November 30, 2015, the Company had an uncertain tax position liability of $5,013, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S federal, state and local and foreign tax issues.

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

Total lease payments required under all related party leases for the five-year period ending August 31, 2021 are $847.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 22 to our consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Voxx conducts business in various non-U.S. countries, including Germany, Hungary, Canada, Mexico, Denmark, the Netherlands, France and Venezuela and thus is exposed to market risk for changes in foreign currency exchange rates. For the three and nine months ended November 30, 2015, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $6,600 and $17,900 and net income of approximately $400 and $500, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela represented less than 1% of year to date sales. Approximately $152 of assets invested in Venezuela are cash related and are subject to government foreign exchange controls. The Company also maintains $3,851 in real estate property in Venezuela that could be subject to government foreign exchange controls upon their ultimate sale.

In connection with the Credit Facility, the mortgage related to the Klipsch headquarters and the construction mortgage related to the manufacturing facility in Florida, we have debt outstanding in the amount of $77,400, $5,915 and $7,658, respectively, at November 30, 2015. Interest on the Credit Facility is charged at LIBOR plus 0.00 - 2.00%, interest on the Klipsch mortgage is charged at LIBOR plus 2.25% and interest on the Construction Loan is charged at 70% of 1-month LIBOR plus 1.54%. We have entered into two interest rate swaps for two portions of the Credit Facility, with notional amounts of $18,750 and $25,000 at November 30, 2015, as well as one interest rate swap for the Klipsch mortgage and one interest rate swap for the construction loan with notional amounts of $5,915 and $7,658, respectively, at November 30, 2015. These swaps protect against LIBOR interest rates rising above 0.515% and 0.518% (exclusive of credit spread) on the two Credit Facility balances, respectively, through April 29, 2016 and February 28, 2017, respectively, as well as fixes the interest rates on the Klipsch mortgage at 3.92% (inclusive of credit spread) through the mortgage end date of May 2023 and on the construction loan at 3.48% (inclusive of credit spread) through the mortgage end date of March 2026.

As of November 30, 2015, the total fair value of our interest rate swaps recorded in Accrued Expenses and Other Current Liabilities and Other Liabilities on our Consolidated Balance Sheet was $(543), which represents the amount that would be received upon unwinding the interest rate swap agreements based on market conditions at that time. Changes in the fair value of these interest rate swap agreements are reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated Other Comprehensive Income since the hedge is deemed fully effective.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are ineffective as of November 30, 2015 to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The design and operation of our disclosure controls were deemed to be ineffective solely as a result of the Company’s inability to timely file an amendment to the Form 8-K filed on September 8, 2015 due to the unavailability of audited consolidated financial statements for EyeLock.

There were no material changes in our internal control over financial  reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three month period ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our Board of Directors to repurchase shares of the Company's Class A Common Stock. As of February 28, 2015, the remaining authorized share repurchase balance pursuant to our existing authorized programs was 1,422,800 shares. During the three and nine months ended November 30, 2015, the Company repurchased an additional 39,529 shares for an aggregate cost of $227, as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2015 - 10/31/2015	24,772	$5.84	24,772	1,398,028
11/1/15-11/30/15	14,757	$5.48	14,757	1,383,271
	39,529

(1) No shares were purchased outside of publicly announced plans or programs.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1	Asset Purchase Agreement among Eyelock, Inc., Eyelock Corporation, VOXX International Corporation and VOXX Security LLC dated as of July 29, 2015 (filed herewith).

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

January 11, 2016

By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer