Form 10-K/A
period 2015-02-28
VOXX International Corp
filed 2016-04-27
CIK 807707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 2)

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2015

Commission file number 0-28839

VOXX INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-1964841 (IRS Employer Identification No.)
2351 J. Lawson Boulevard, Orlando, Florida (Address of principal executive offices)	32824 (Zip Code)
(800) 645-7750 (Registrant's telephone number, including area code)
180 Marcus Boulevard Hauppauge, NY 11788 (Former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of Each Exchange on which Registered
Class A Common Stock $.01 par value	The Nasdaq Stock Market LLC
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

DOCUMENTS INCORPORATED BY REFERENCE

Part III -  (Items 10, 11, 12, 13 and 14) Proxy Statement for Annual Meeting of Stockholders to be filed on or before June 10, 2015.

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K for the period ended February 28, 2015 (the “Form 10-K”) is to add Exhibit 99.5 for Grant Thornton LLP's audit report on the consolidated financial statements of ASA Electronics, LLC as of and for the year ended November 30, 2013, dated January 24, 2014. This exhibit was inadvertently omitted from the Form 10-K filed May 13, 2015.  We have also included in this Form 10-K/A Exhibit 99.1, the financial statements of ASA Electronics, LLC as of November 31, 2015 and 2014 and for the year ended November 30, 2014, 2013 and 2012, as well as Exhibit 99.3, the audit opinion of McGladrey LLP, dated February 1, 2013, as previously filed. Exhibits 99.1 and 99.3 have not been amended or altered from their previous filing and are included for reference only. The remainder of our Form 10-K is not reproduced in this amendment.

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

VOXX INTERNATIONAL CORPORATION

April 27, 2016	By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

4