Form 10-K
period 2016-02-29
VOXX International Corp
filed 2016-05-16
CIK 807707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended February 29, 2016

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
☐

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
Yes   ☐ No   ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was $154,239,035 (based upon closing price on the Nasdaq Stock Market on August 31, 2015).

The number of shares outstanding of each of the registrant's classes of common stock, as of May 13, 2016 was:

Class	Outstanding

Class A common stock $.01 par value	21,899,370
Class B common stock $.01 par value	2,260,954

DOCUMENTS INCORPORATED BY REFERENCE

Part III -  (Items 10, 11, 12, 13 and 14) Proxy Statement for Annual Meeting of Stockholders to be filed on or before June 10, 2016.

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

The Company’s current fiscal year began March 1, 2015 and ended February 29, 2016.

PART I

Item 1-Business

VOXX International Corporation ("Voxx," "We," "Our," "Us," or the "Company") is a leading international manufacturer and distributor in the Automotive, Premium Audio and Consumer Accessories industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through eighteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., Audiovox Consumer Electronics, Inc. ("ACE"), Audiovox German Holdings GmbH ("Voxx Germany"), Audiovox Venezuela, C.A., Audiovox Canada Limited, Voxx Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Klipsch Holding LLC ("Klipsch"), Car Communication Holding GmbH ("Hirschmann"), Omega Research and Development, LLC ("Omega") and Audiovox Websales LLC, as well as a majority owned subsidiary, EyeLock LLC ("EyeLock"). We market our products under the Audiovox® brand name and other brand names and licensed brands, such as 808®, AR for Her, Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Energy®, Heco®, Hirschmann Car Communication®, Incaar™, Invision®, Jamo®, Jensen®, Klipsch®, Mac Audio™, Magnat®, Mirage®, myris®, Oehlbach®, Omega®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories, Schwaiger®, Recoton®, Terk® and Voxx/Hirschmann as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products; Singtrix®, the next generation in karaoke and 360 Fly® Action Cameras.

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

During Fiscal 2013, the Company realigned its subsidiaries into three operating segments based upon the Company's products and internal organizational structure. The operating segments consist of the Automotive, Premium Audio and Consumer Accessories segments. The Automotive segment designs, manufactures, distributes and markets rear-seat entertainment devices, satellite radio products, automotive security, remote start systems, digital TV tuners, mobile antennas, mobile multimedia devices, aftermarket/OE-styled radios, car-link smartphone telematics application, collision avoidance systems and location-based services. The Premium Audio segment designs, manufactures, distributes and markets home theater systems, high-end loudspeakers, outdoor speakers, iPod/computer speakers, business music systems, cinema speakers, flat panel speakers, Bluetooth speakers, soundbars, headphones and DLNA (Digital Living Network Alliance) compatible devices. The Consumer Accessories segment designs and markets remote controls; rechargeable battery packs; wireless and Bluetooth speakers; Singtrix karaoke products; 360 Fly® Action Cameras; EyeLock iris identification and security related products; personal sound amplifiers; and A/V connectivity, portable/home charging, reception and digital consumer products. See Note 14 to the Company's Consolidated Financial Statements for segment and geographic area information.

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

Acquisitions

We have acquired and continue to integrate the following acquisitions, discussed below, into our existing business structure:

Effective September 1, 2015 ("the Closing Date"), Voxx completed its acquisition of a majority voting interest in substantially all of the assets and certain specified liabilities of Eyelock, Inc. and Eyelock Corporation (collectively the “Seller”) through a newly-formed entity, Eyelock LLC, for a total purchase consideration of $31,880, which consisted of a cash payment of $15,504, assignment of the fair value of the indebtedness owed to the Company by the Seller of $,676 and the fair value of the non-controlling interest of $12,900, reduced by $1,200 for amounts owed to the LLC by the selling shareholders. EyeLock is a market leader of iris-based identity authentication solutions and this acquisition allows the Company to enter into the growing biometrics market.

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

Refer to Note 2 "Business Acquisitions" of the Notes to Consolidated Financial Statements for additional information regarding the EyeLock acquisition in Fiscal 2016.

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

Continue to maintain diversified, blue chip customer base. Voxx distributes products through a wide range of specialty and mass merchandise channels, and has arrangements with tier-1 auto OEMs. OEM products account for 37% of Fiscal 2016 sales. The top-five customers represented 31% of sales, and no single customer accounted for over 10% of 2016 sales.

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

Combine new, internal manufacturing capabilities with our proven outsourced manufacturing with industry partners. For years, VOXX International employed an outsourced manufacturing strategy that enabled the Company to deliver the latest technological advances without the fixed costs associated with manufacturing. With recent acquisitions, the Company now has added manufacturing capabilities to produce select product lines, such as high-end speakers, rear-seat entertainment systems, digital TV tuners and antennas, and iris identification and security related products. This blend of internal and outsourced manufacturing enables the Company to drive innovation, control product quality and speed time-to-market.

Use innovative technology generation capabilities to enable us to build a robust pipeline of new products. Voxx has invested significantly in R&D, and has increased R&D expenditures from $21,267 in Fiscal 2014 to $23,486 in Fiscal 2016, net of reimbursements. The Company saw increases in Fiscal 2016 due in part to the acquisition of a controlling interest in EyeLock on September 1, 2015. Voxx uses a mix of internal and external R&D, internal and external manufacturing, and has a number of valuable trademarks, copyrights, patents, domain names and other intellectual property. Through Voxx's increased focus on R&D, the Company has built a pipeline of new products across all three segments, principally within the Automotive and Consumer Accessories segments.

Leverage our domestic and international distribution network. We believe that today VOXX International Corporation has the most expansive distribution network. Our distribution network, which includes power retailers, mass merchandisers, distributors, online retailers, professional and commercial installation channels, drug stores, hardware and furniture chains, car dealers and OEM's will allow us to increase our market penetration. We intend to capitalize on new and existing distribution outlets to further grow our business across our three operating segments, both domestically and abroad.

Grow our international presence. We continue to expand our international presence in Europe through our subsidiaries in Germany, as well as operations in Canada, Mexico, Hungary and Hong Kong. We also continue to export from our domestic operations in the United States. Through our acquisitions of Klipsch and Hirschmann, we have expanded our presence throughout Europe, the Asia Pacific region and in select emerging markets. Our strategy remains to diversify our exposure to any particular geography, while expanding our product offerings and distribution touch points across the world.

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

Improve bottom-line performance and generate sustainable shareholder returns. The Company has instituted an aggressive strategy in recent years to shift its product mix to higher-margin product categories, while controlling costs and strategically investing in its infrastructure. These changes have resulted in higher gross profit margins. The Company remains focused on growing its business organically, continuing to enhance its gross profit margins and leveraging its fixed overhead structure to generate sustainable returns for its stockholders.

Maintain disciplined acquisition criteria. Virtually all of our acquisitions over the past decade have been made to strengthen our product offerings, customer reach and growth potential across our operating business segments. Our strategy remains to acquire complimentary businesses, products and/or assets in our Automotive, Premium Audio and Consumer Accessories operating segments. Additionally, acquisitions should have a gross margin structure equal to or higher than our consolidated gross margins, and we will continue to look for acquisitions where we can leverage our corporate overhead and resources. Furthermore, it is important that management remains with Voxx as part of the acquisition, as their domain expertise, knowledge of both the inner workings of their respective companies and the end-markets they serve are paramount to successfully running operations and achieving growth. We also pursue acquisitions that will be accretive for the Company and its shareholders in the first year such acquisitions are made.

Rapidly integrate acquired businesses. One of the more compelling factors as to why acquired businesses choose VOXX International Corporation is that we are perceived as both a financial and strategic partner. We are operators, and companies view their association with us as a positive for the future of their businesses in that we can provide resources and support that others in our sector, or in the Private Equity community, cannot. Our strategy upon acquisition, and in the years that follow, is to leverage our corporate strengths and integrate acquisitions into our operations. We provide accounting, MIS, warehouse and logistics support, as well as a host of value-added services that enable acquired companies to lower their cost basis and improve profitability. Over the past three years in particular, we have consolidated facilities in our German operations and in Indiana, where we brought our RCA® and Klipsch operating groups together. We have also implemented an Enterprise Resource Planning (ERP) upgrade, which has brought many of our acquired businesses onto our corporate systems, and will provide future cost savings and improved efficiencies.

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

Products

The Company currently reports sales data for the following three operating segments:

Automotive products include:

▪	mobile multi-media video products, including in-dash, overhead and headrest systems,

▪	autosound products including radios and amplifiers,

▪	satellite radios including plug and play models and direct connect models,

▪	smart phone telematics applications,

▪	automotive security and remote start systems,

▪	automotive power accessories,

▪	rear observation and collision avoidance systems,

▪	TV tuners and antennas, and

▪	location based services.

Premium Audio products include:

▪	premium loudspeakers,

▪	architectural speakers,

▪	commercial speakers,

▪	outdoor speakers,

▪	flat panel speakers,

▪	wireless speakers,

▪	Bluetooth speakers,

▪	home theater systems,

▪	business music systems,

▪	streaming music systems,

▪	on-ear and in-ear headphones,

▪	soundbars and sound bases, and

▪	DLNA (Digital Living Network Alliance) compatible devices.

Accessories products include:

▪	High-Definition Television ("HDTV") antennas,

▪	Wireless Fidelity ("WiFi") antennas,

▪	High-Definition Multimedia Interface ("HDMI") accessories,

▪	security related products,

▪	home electronic accessories such as cabling,

▪	other connectivity products,

▪	power cords,

▪	performance enhancing electronics,

▪	TV universal remotes,

▪	flat panel TV mounting systems,

▪	iPod specialized products,

▪	wireless headphones,

▪	wireless speakers,

▪	Bluetooth speakers,

▪	action cameras,

▪	power supply systems and charging products,

▪	electronic equipment cleaning products,

▪	personal sound amplifiers,

▪	set-top boxes,

▪	home and portable stereos,

▪	digital multi-media products, such as personal video recorders and MP3 products, and

▪	portable DVD players.

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

Net sales by segment, gross profit and net assets are as follows:

	Fiscal	Fiscal	Fiscal
	2016	2015	2014
Automotive	$351,665	$396,422	$412,531
Premium Audio	140,508	165,812	189,208
Consumer Accessories	187,272	194,104	206,319
Corporate/Eliminations	1,301	1,160	1,651
Total net sales	$680,746	$757,498	$809,709

Gross profit	$195,685	$223,870	$230,248
Gross margin percentage	28.7%	29.6%	28.4%

Total assets	$669,712	$677,513	$747,150

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

License and royalty programs offered to our manufacturers, customers and other electronic suppliers are structured using a fixed amount per unit or a percentage of net sales, depending on the terms of the agreement. Current license and royalty agreements have duration periods which range from 1 to 15 years or continue in perpetuity. Certain agreements may be renewed at termination of the agreement. The Company's license and royalty income is recorded upon sale and amounted to $1,463, $1,610 and $2,072 for the years ended February 29, 2016, February 28, 2015 and February 28, 2014, respectively.

Distribution and Marketing

We sell our products to:

•	power retailers,

•	mass merchants,

•	regional chain stores,

•	specialty and internet retailers,

•	independent 12 volt retailers,

•	distributors,

•	new car dealers,

•	automotive and vehicle manufacturers,

•	automotive, vehicle and transportation equipment manufacturers (OEM's),

•	system integrators,

•	communication network providers,

•	smart grid manufacturers,

•	banks,

•	the U.S. military,

•	cinema operators,

•	sporting goods equipment retailers, and

•	cell phone carriers.

We sell our products under OEM arrangements with domestic and/or international subsidiaries of automobile manufacturers such as Volkswagen, Audi, BMW, DAF Daimler, Scania, Volvo trucks, Peugeot, Ford Motor Company, Chrysler, General Motors Corporation, Toyota, Kia, Mazda, Subaru, Nissan, Porsche and Bentley. These arrangements require a close partnership with the customer as we develop products to meet specific requirements.  OEM products accounted for approximately 37% of net sales for both of the years ended February 29, 2016 and February 28, 2015 and 38% for the year ended February 28, 2014.

Our five largest customers represented 31% of net sales during both of the years ended February 29, 2016 and February 28, 2015 and 29% for the year ended February 28, 2014. No one customer accounted for more than 10% of the Company's sales for the years ended February 29, 2016, 2015 or 2014.

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

Utilizing our company-owned and third party facilities in the United States, South America, Europe and Asia, we work closely with customers and suppliers throughout the product design, testing and development process in an effort to meet the expectations of consumer demand for technologically-advanced and high quality products.  Our Troy, Michigan; Orlando, Florida; Neckartenzlingen, Germany; Nürnberg, Germany; Fulda, Germany; Shanghai, China and Békéscsaba, Hungary facilities are ISO/TS 16949:2009, ISO 14001:2004 and/or ISO 9001:2008 certified, which requires the monitoring of quality standards in all facets of business.

We are committed to providing product warranties for all of our product lines, which generally range from 90 days up to seven years. The Company also provides warranties for certain vehicle security products for the life of the vehicle for the original owner. To support our warranties, we have independent warranty centers in the United States and Europe.  Our customer service group, along with our Company websites, provides product information, answers questions and serves as a technical hotline for installation help for end-users and customers.

Suppliers

We work directly with our suppliers on industrial design, feature sets, product development and testing in order to ensure that our products and component parts meet our design specifications.

We purchase our products and component parts from manufacturers principally located in several Pacific Rim countries, including China, Hong Kong, Indonesia, Malaysia, Thailand, Vietnam, South Korea, Taiwan and Singapore, as well as the United States, Canada, Mexico and Europe. In selecting our manufacturers, we consider quality, price, service, reputation, financial stability, as well as labor practices, disruptions, or shortages. In order to provide coordination and supervision of supplier performance such as price negotiations, delivery and quality control, we maintain buying and inspection offices in China and Hong Kong.  We consider relations with our suppliers to be good and alternative sources of supply are generally available within 120 days.  We have few long-term contracts with our suppliers and we generally purchase our products under short-term purchase orders.  Although we believe that alternative sources of supply are currently available, an unplanned shift to a new supplier could result in product delays and increased cost, which may have a material impact on our operations.

Competition

The electronics industry is highly competitive across all product categories, and we compete with a number of well-established companies that manufacture and sell similar products. Brand name, design, advancement of technology and features as well as price are the major competitive factors within the electronics industry.  Our Automotive products compete against factory-supplied products, including those provided by, among others, Volkswagen, Audi, General Motors, Ford and Chrysler, as well as against major companies in the automotive aftermarket, such as Sony, Panasonic, Kenwood, Directed Electronics, Autopage, Rosen, Myron and Davis, Phillips, Insignia, and Pioneer and other Tier 1 OEM's, such as Laird and Kathrein.  Our Premium Audio products compete against major companies such as Polk, Definitive, Bose, Sonos, Sonance, and Bowers and Wilkins. Our Consumer Accessories product lines compete against major companies such as Sony, Phillips, Emerson Radio, Jasco, Belkin and GoPro.

Financial Information about Foreign and Domestic Operations

The amounts of net sales and long-lived assets, attributable to foreign and domestic operations for all periods presented are set forth in Note 14 of the Notes to Consolidated Financial Statements, included herein.

Equity Investment

We have a 50% non-controlling ownership interest in ASA Electronics, LLC ("ASA") which acts as a distributor of televisions and other automotive sound, security and accessory products to specialized markets for specialized vehicles, such as, but not limited to, RV's; buses; and commercial, heavy duty, agricultural, construction, powersport and marine vehicles.

Employees

As of February 29, 2016, we employed approximately 2,100 people worldwide, of which approximately 370 were covered under collective bargaining agreements.  We consider our relations with employees to be good as of February 29, 2016.

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

We face intense competition from other biometrics solutions providers.

A significant number of established companies have developed or are developing and marketing software and hardware for biometrics products and applications that currently compete with or will compete directly with our iris-based identity authentication solutions. We believe that additional competitors will enter the biometrics market and become significant long-term competitors, and that, as a result, competition will increase. Companies competing with us may introduce solutions that are competitively priced, have increased performance or functionality or incorporate technological advances we have not yet developed or implemented.

We have few long-term sales contracts with our customers that contain guaranteed customer purchase commitments.

Sales of many of our products are made by purchase orders and are terminable at will by either party. We do have long-term sales contracts with certain customers; however, these contracts do not require the customers to guarantee specific levels of product purchases over the term of the contracts. The unexpected loss of all or a significant portion of sales to any one of our large customers could have a material adverse effect on our performance.

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

A commercial market for biometrics technology is still developing. There can be no assurance our iris-based identity authentication technology will be successful or achieve market acceptance.

A component of our strategy to grow revenue includes expansion of our iris-based identity authentication solutions into commercial markets. To date, biometrics technology has received only limited acceptance in such markets. Although the recent appearance of biometric readers on popular consumer products, such as smartphones, has increased interest in biometrics as a means of authenticating and/or identifying individuals, commercial markets for biometrics technology are in the process of developing and evolving. Biometrics-based solutions compete with more traditional security methods including keys, cards, personal identification numbers and security personnel. Acceptance of biometrics as an alternative to such traditional methods depends upon a number of factors including:

•	the cost, performance and reliability of our products and services and the products and services offered by our competitors;

•
the continued growth in demand for biometrics solutions within the government and law enforcement markets as well as the development and growth of demand for biometric solutions in markets outside of government and law enforcement;

•	customers’ perceptions regarding the benefits of biometrics solutions;

•	public perceptions regarding the intrusiveness of these solutions and the manner in which organizations use the biometric information collected;

•	public perceptions regarding the confidentiality of private information;

•	proposed or enacted legislation related to privacy of information;

•	customers’ satisfaction with biometrics solutions; and

•	marketing efforts and publicity regarding biometrics solutions.

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
We enter into development and long-term supply agreements with certain of our OEM customers and may be reimbursed for these development services, which offsets a portion of our research and development expense. This reimbursement is based upon achieving certain milestones in the development agreement. We may not always be able to achieve these milestones or control the time-frame in which the milestones are met. As a result, our research and development expenses may not always be offset by these reimbursements, which may materially affect our operating results. For Fiscal 2016, 2015 and 2014, the Company recorded $8,313, $7,269 and $6,879, respectively, of development service reimbursements as a reduction of research and development expense.
We plan to continue to expand the international marketing and distribution of our products, which will subject us to risks associated with international operations, including exposure to foreign currency fluctuations.

As part of our business strategy, we intend to continue to increase our international sales, although we cannot assure you that we will be able to do so. Approximately 32% of our net sales currently originate in markets outside the U.S. While geographic diversity helps to reduce the Company's exposure to risk in any one country or part of the world, it also means that we are subject to the full range of risks associated with significant international operations, including, but not limited to:

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

We currently have a subsidiary in Venezuela, whose operations are currently suspended due to the economic and political climate in that country. We hold fixed assets at this subsidiary totaling $3,910 and incurred impairment charges related to our long-lived assets in Venezuela of $9,304 during Fiscal 2015. If conditions continue to deteriorate, we may be at risk of additional losses to our capital assets, including further declines in fair value or government confiscation of certain assets.

Concerns regarding the recent European debt crisis, market perceptions concerning the instability of the Euro and the European economy and concerns surrounding the economic slowdown in China could adversely affect our business, results of operations and financing.

Concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the Euro and the suitability of the Euro as a single currency given the diverse economic and political circumstances within individual Eurozone countries. Concerns have also begun to arise regarding the slowing of the Chinese economy. These concerns or market perceptions regarding these and related issues, could adversely affect the value of the Company's Euro-denominated assets and obligations. In addition, concerns over the effect of this financial crisis on financial institutions in Europe, China and globally could have an adverse impact on the economy generally, and more specifically on the consumers' demand for our products.

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

The electronics industry is characterized by a number of key customers. Specifically 31% of our sales were to five customers in both Fiscal 2016 and 2015, and 29% in Fiscal 2014. The loss of one or more of these customers could have a material adverse impact on our business.

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

Our existing debt agreements contain a number of significant covenants, which limit our ability to, among other things, borrow additional money, make capital expenditures, pay dividends, dispose of assets and acquire new businesses. These covenants also require us to maintain a specified fixed charge coverage ratio. If the Company is unable to comply with these covenants, there would be a default under these debt agreements. Changes in economic or business conditions, results of operations or other factors could cause the Company to default under its debt agreements. A default, if not waived by our lenders, could result in acceleration of our debt and possible bankruptcy.

We provide financial support to one of our subsidiaries through an intercompany loan agreement and may need to secure additional financing for our own operations, but we cannot be sure that additional financing will be available.

We have entered into an intercompany loan agreement with one of our subsidiaries, EyeLock LLC, which is expected to continue to require additional funding beyond one year. In funding the loan to EyeLock LLC, we have less cash flow available to support our domestic operations and other activities. If we are unable to generate sufficient cash flows in the future to support our operations and service our debt as a result of funding our subsidiary, we may be required to refinance all or a portion of our existing debt or to obtain additional financing. There can be no assurance that any refinancing will be possible or that any additional financing could be obtained on acceptable terms. The inability to service or refinance our existing debt or to obtain additional financing would have a material adverse effect on our financial position, liquidity, and results of operations.

Our inability to timely file audited historical financial statements of EyeLock Inc. and EyeLock Corporation with the SEC may adversely affect our ability to raise, and the cost of raising, future capital.

As a result of our acquisition of substantially all of the assets and certain liabilities of EyeLock Inc. and EyeLock Corporation on September 1, 2015, we are required to file with the SEC certain audited historical financial statements relating to EyeLock Inc. and EyeLock Corporation. These financial statements were not available to be filed by the date on which they were required to be filed, November 18, 2015. Therefore, we are currently ineligible to use Form S-3, a streamlined registration form, to register securities for at least twelve calendar months. During this period of ineligibility, if we determine it to be necessary or advisable to raise additional capital, we would need to use Form S-1 to register securities with the SEC (if and when we become eligible to use Form S-1, as discussed in further detail below) or we would instead need to issue such securities in private placements. These alternatives generally entail greater total costs to us and more time to complete than the use of Form S-3 and any take-down offering associated with an effective registration statement on Form S-3. As a result, our ability to raise, and the cost of raising, future capital could be adversely affected. Moreover, until we have filed the required audited financial statements of EyeLock Inc. and EyeLock Corporation, we would be unable to use Form S-1 to register securities and would be unable to conduct offerings in private placements under Rule 505 or 506 of Regulation D to any purchasers who are not accredited investors.

We have recorded, or may record in the future, goodwill and other intangible assets as a result of acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income.

Goodwill and other intangible assets recorded on our balance sheet as of February 29, 2016 was $289,371.  We evaluate the recoverability of recorded goodwill and other intangible asset amounts annually, or when evidence of potential impairment exists.  The annual impairment test is based on several factors requiring judgment. Changes in our operating performance, business conditions, or restrictions on our field of use resulted in an impairment of certain intangible assets totaling $9,070 in Fiscal 2016, as well as the impairment of goodwill and certain other intangible assets in Fiscal 2014 totaling $57,561 and could result in additional future impairments, which could be material to our results of operations.

A portion of our workforce is represented by labor unions. Collective bargaining agreements can increase our expenses. Labor disruptions could adversely affect our operations.

As of February 29, 2016, approximately 370 of our full-time employees were covered by collective bargaining agreements. While it is unlikely that disruptions to our operations due to labor related problems would have an adverse effect on our business based on the current number of union employees, as the Company continues to pursue selected business acquisitions, it is possible that the number of employees covered by collective bargaining agreements may increase. We cannot predict whether labor unions may be successful in organizing other portions of our workforce or what additional costs we could incur as a result.

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

The Company has, in the past, incurred other-than-temporary impairments on its investments and continues to monitor its investments in non-controlled corporations for potential future impairments. In addition, there is no guarantee that the fair values recorded for other investments will be sustained in the future.

We depend heavily on existing directors, management and key personnel and our ability to recruit and retain qualified personnel.

Our success depends on the continued efforts of our directors, executives and senior vice presidents, many of whom have worked with VOXX International Corporation for over three decades, as well as our other executive officers and key employees. We generally do not have employment contracts with our executive officers or key employees, except our President and Chief Executive Officer, as well as certain executive officers of Voxx Germany, Klipsch, Hirschmann and EyeLock LLC. The loss or interruption of the continued full-time service of certain of our executive officers and key employees could have a material adverse effect on our business.

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

Item 2-Properties

Our Corporate headquarters is located at 2351 J. Lawson Blvd. in Orlando, Florida.  In addition, as of February 29, 2016, the Company leased a total of 23 operating facilities or offices located in 7 states as well as Germany, China, Canada, Mexico, Hong Kong, and France. The leases have been classified as operating leases.  Within the United States, these facilities are located in Florida, Georgia, New York, Ohio, New Jersey, Arkansas and Michigan. The Company also owns 10 of its operating facilities or offices located in New York, Indiana, Florida, and Arkansas in the United States, as well as in Germany, Venezuela and Hungary. These facilities serve as offices, warehouses and distribution centers. Additionally, we utilize public warehouse facilities located in Virginia, Nevada, Indiana, Florida, Mexico, China, the Netherlands, Germany and Canada.

Item 3-Legal Proceedings

The Company is currently, and has in the past, been a party to various routine legal proceedings incident to the ordinary course of business. If management determines, based on the underlying facts and circumstances, that it is probable a loss will result from a litigation contingency and the amount of the loss can be reasonably estimated, the estimated loss is accrued for. The Company believes its outstanding litigation matters will not have a material adverse effect on the Company's financial statements, individually or in the aggregate; however, due to the uncertain outcome of these matters, the Company disclosed these specific matters below.

The products the Company sells are continually changing as a result of improved technology.  As a result, although the Company and its suppliers attempt to avoid infringing known proprietary rights, the Company may be subject to legal proceedings and claims for alleged infringement by patent, trademark or other intellectual property owners.  Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, or require the Company to either enter into royalty or license agreements which are not advantageous to the Company, or pay material amounts of damages. As of February 29, 2016, the Company has recorded approximately $800 related to the infringement or potential infringement of certain trademarks and patents for which the Company is currently in the process of litigating or negotiating settlement. The Company believes the accrual is a reasonable estimate of the expenditures required to resolve these matters.

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

Securities and Derivative Proceedings:

On July 8, 2014, a purported class action suit, Brian Ford v. VOXX International Corporation et. al., was filed against us and two of our present executive officers in the U.S. District Court for the Eastern District of New York.  On July 16, 2015, the judge approved the designation of the lead plaintiffs and counsel for the plaintiffs.  On September 28, 2015, the plaintiff filed an amended complaint which alleges the same claims as the original complaint (that defendants violated the federal securities laws by making false or misleading statements which artificially inflated the price of our stock and that purchasers of our stock during the relevant period were damaged when the stock price later declined) under Sections 10(a) and 20(a) of the Securities Exchange Act but expands the class period by five months, from January 9, 2013 through May 14, 2014.  According to the allegations contained in the amended complaint, the defendants knew or should have known, by virtue of their roles and positions, that their statements were false and misleading and said defendants were purportedly motivated because their conduct enabled Company insiders to sell VOXX stock at inflated prices.  We believe that we have meritorious legal positions and defenses and will continue to represent our interests vigorously in this matter. On November 25, 2015, the Defendants moved to dismiss the Amended Complaint for failure to state a claim. The motion to dismiss is presently pending before the Court.

Item 4-Removed and Reserved

None

PART II

Item 5-Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Securities

Market Information

The Class A Common Stock of Voxx is traded on the Nasdaq Stock Market under the symbol "VOXX."   The following table sets forth the low and high sale price of our Class A Common Stock, based on the last daily sale in each of the last eight fiscal quarters:

Year ended February 29, 2016	High	Low
First Quarter	$9.65	$7.95
Second Quarter	9.21	7.29
Third Quarter	7.93	5.05
Fourth Quarter	6.16	3.40

Year ended February 28, 2015	High	Low
First Quarter	$14.21	$7.51
Second Quarter	10.07	8.52
Third Quarter	11.08	6.86
Fourth Quarter	9.27	7.56

Dividends

We have not paid or declared any cash dividends on our common stock. We have retained, and currently anticipate that we will continue to retain, all of our earnings for use in developing our business. Future cash dividends, if any, will be paid at the discretion of our Board of Directors and will depend, among other things, upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our Board of Directors may deem relevant giving consideration to any requirements or restrictions under the Company's credit agreement (see Note 7(a) to the Notes to the Consolidated Financial Statements).

Holders

There are 913 holders of record of our Class A Common Stock and 4 holders of Class B Convertible Common Stock.

Issuer Purchases of Equity Securities

In May 1999, we were authorized by the Board of Directors to repurchase up to 1,563,000 shares of Class A Common Stock in the open market under a share repurchase program (the "Program").  In July 2006, the Board of Directors authorized an additional repurchase up to 2,000,000 shares of Class A Common Stock in the open market in connection with the Program.  During the year ended February 29, 2016, we repurchased 39,529 shares for an aggregate cost of $227, as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/2015 - 10/31/2015	24,772	$5.84	24,772	1,398,028
11/1/2015 - 11/30/2015	14,757	$5.48	14,757	1,383,271
	39,529

(1) No shares were purchased outside of publicly announced plans or programs.

As of February 29, 2016, the cumulative total of acquired shares (net of reissuances of 11,645) pursuant to the program was 2,168,074, with a cumulative value of $21,176. The remaining authorized share repurchase balance is 1,383,271 at February 29, 2016.

Performance Graph

The following table compares the annual percentage change in our cumulative total stockholder return on our Class A common stock during a period commencing on February 28, 2011 and ending on February 29, 2016 with the cumulative total return of the Nasdaq Stock Market (US) Index and our SIC Code Index, during such period.
*$100 invested on 2/28/11 in stock or index, including reinvestment of dividends.

Item 6-Selected Consolidated Financial Data

The following selected consolidated financial data for the last five years should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	February 29, 2016 (2)	February 28, 2015	February 28, 2014	February 28, 2013 (1)	February 29, 2012
Consolidated Statement of Operations Data

Net sales	$680,746	$757,498	$809,709	$835,577	$707,062
Operating (loss) income	(11,570)	16,594	(37,375)	41,696	43,874
Net (loss) income attributable to Voxx International Corporation	(2,682)	(942)	(26,597)	22,492	25,649

Net (loss) income per common share:
Basic	$(0.11)	$(0.04)	$(1.10)	$0.96	$1.11
Diluted	$(0.11)	$(0.04)	$(1.10)	$0.95	$1.10

	As of	As of	As of	As of	As of
	February 29,	February 28,	February 28,	February 28,	February 29,
	2016 (2)	2015	2014	2013 (1)	2012
Consolidated Balance Sheet Data

Total assets	$669,712	$677,513	$747,150	$829,272	$632,882
Working capital	132,167	154,312	179,077	200,703	184,282
Long-term obligations (3)	141,934	133,970	170,786	228,197	88,255
Stockholders' equity (4)	395,894	396,140	429,584	444,536	421,797

(1)	2013 amounts reflect the acquisition of Hirschmann.

(2)
2016 amounts reflect the acquisition of a controlling interest in all of the assets and certain liabilities of EyeLock Inc. and EyeLock Corporation (see Note 2 of the notes to consolidated financial statements).

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of the business, including our strategy to give the reader a summary of the goals of our business and the direction in which our business is moving.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the year ended February 29, 2016 compared to the years ended February 28, 2015 and February 28, 2014. Next, we present adjusted EBITDA and diluted adjusted EBITDA per common share for the year ended February 29, 2016 compared to the years ended February 28, 2015 and February 28, 2014 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources."  We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

Business Overview and Strategy

VOXX International Corporation ("Voxx," "We," "Our," "Us," or the "Company") is a leading international distributor, manufacturer and value added service provider in the automotive, premium audio and consumer accessory industries.  We conduct our business through eighteen wholly-owned subsidiaries and one majority owned subsidiary.  Voxx has a broad portfolio of brand names used to market our products as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements.

In recent years, we have focused on our intention to acquire synergistic businesses with the addition of several new subsidiaries.  These subsidiaries helped us to expand our core business and broaden our presence in the accessory and OEM markets.  Our acquisitions of Hirschmann, Klipsch and Invision have provided the opportunity to enter the manufacturing arena, and our acquisition of a controlling interest in EyeLock Inc. and EyeLock Corporation has allowed us to enter the growing and innovative biometrics market.  Our intention is to continue to pursue business opportunities which will allow us to further expand our business model while leveraging overhead and exploring specialized niche markets in the electronics industry.

The Company aligns its subsidiaries in three operating and reporting segments, based upon our products and internal organizational structure. The operating and reporting segments consist of the Automotive, Premium Audio and Consumer Accessories segments. The characteristics of our operations that are relied on in making and reviewing business decisions within these segments include the similarities in our products, the commonality of our customers, suppliers and product developers across multiple brands, our unified marketing and distribution strategy, our centralized inventory management and logistics, and the nature of the financial information used by our Chief Operating Decision Maker ("CODM").  The CODM reviews the financial results of the Company based on the performance of the Automotive, Premium Audio and Consumer Accessories groups.

The Company’s domestic and international business is subject to retail industry conditions and the sales of new and used vehicles. The recent worldwide economic condition had an adverse impact on consumer spending and vehicle sales. If the global macroeconomic environment does not continue to improve or if it deteriorates further, this could have a negative effect on the Company’s revenues and earnings. In an attempt to offset the recent market conditions, the Company continues to explore strategies and alternatives to reduce its operating expenses, such as consolidation of facilities and IT systems, and has been introducing new product to obtain a greater market share. The Company continues to focus on cash flow and anticipates having sufficient resources to operate during Fiscal 2017 and 2018.

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

Acquisitions

We have acquired and integrated several acquisitions, the most recent of which is outlined in the Acquisitions section of Part I and presented in detail in Note 2 to the Notes to the Consolidated Financial Statements.

Net Sales Growth

Net sales over a five-year period have decreased (3.7)% from $707,062 for the year ended February 29, 2012 to $680,746 for the year ended February 29, 2016.  During this period, our sales were impacted by the following items:

•
The discontinuance and reduction of various high volume/low margin product lines such as navigation, GMRS radios, flat-panel TV’s, camcorders, clock radios, digital players, digital voice recorders, and portable DVD players,

•	volatility in core Automotive, Premium Audio and Consumer Accessories sales due to increased competition, lower selling prices and the volatility of the national and global economy,

•	political and economic volatility in Venezuela,

•	Euro devaluation against the U.S. Dollar.

Partially offset by:

•	the introduction of new products and lines such as digital antennas and mobile multi-media devices, mobile iPad and iPod interfaces and Bluetooth and wireless speaker products,

•	acquisition of Hirschmann's mobile communications and infotainment business,

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

The accrual balance for sales incentives at February 29, 2016 and February 28, 2015 was $12,439 and $14,097, respectively.  Although we make our best estimate of sales incentive liabilities, many factors, including significant unanticipated changes in the purchasing volume and the lack of claims from customers could have a significant impact on the liability for sales incentives and reported operating results.

We reverse earned but unclaimed sales incentives based upon the expiration of the claim period of each program.  Unclaimed sales incentives that have no specified claim period are reversed in the quarter following one year from the end of the program.

For the years ended February 29, 2016, February 28, 2015 and February 28, 2014, reversals of previously established sales incentive liabilities amounted to $77, $111 and $867, respectively. These reversals include unearned and unclaimed sales incentives. Unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates are reversed into income in the period when the customer did not reach the required minimum purchases of product during the specified time. Reversals of unearned sales incentives for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 amounted to $77, $103 and $812, respectively. Unclaimed sales incentives are sales incentives earned by the customer but the customer has not claimed payment within the claim period (period after program has ended). Reversals of unclaimed sales incentives for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 amounted to $0, $8 and $55, respectively.

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

The Company has supply chain financing agreements ("factoring agreements") with certain financial institutions for the purpose of accelerating receivable collection and better managing cash flow. Under the factoring agreements, the Company has agreed to sell certain of its accounts receivable balances to these institutions, who have agreed to advance amounts equal to the net accounts receivable balances due, less a discount as set forth in the respective agreements. The factored balances under these agreements are accounted for as sales of accounts receivable, as they are sold without recourse. Cash proceeds from these factoring agreements are reflected as operating activities included in the change in accounts receivable in the Company's Consolidated Statements of Cash Flows. Total balances factored, net of discounts, for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 were approximately $273,000, $182,000 and $100,000, respectively. Fees incurred in connection with the factoring agreements totaled $1,129, $866 and $258 for the years ended February 29, 2016, February 28, 2015 and February 28, 2014, respectively, and are recorded as interest expense by the Company.

Inventories

We value our inventory at the lower of the actual cost to purchase (primarily on a weighted moving average basis, with a portion valued at standard cost, which approximates actual costs on the first in, first out basis) and/or the current estimated market value of the inventory. Market value of inventory does not exceed the net realizable value of the inventory and is not less than the net realizable value of such inventory, less an allowance for a normal profit margin. We regularly review inventory quantities on-hand and record a provision in cost of sales for excess and obsolete inventory based primarily on selling prices, indications from customers based upon current price negotiations, and purchase orders. Our industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand.  In addition, and as necessary, specific reserves for future known or anticipated events may be established. During the years ended February 29, 2016, February 28, 2015 and February 28, 2014, we recorded inventory write-downs of $1,256, $2,877 and $3,602, respectively.

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

Asset Impairments

As of February 29, 2016, intangible assets totaled $185,022 and property, plant and equipment totaled $75,606 (excluding Venezuelan investment properties of $3,816, which are discussed below). Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business, including assets of acquired businesses. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or an impairment recorded based upon a change in the expected use of the asset or performance of the related asset group. At the present time, management intends to continue the development, marketing and selling of products associated with its intangible assets, and there are no known restrictions on the continuation of their use, other than the ruling received in the fourth quarter of Fiscal 2016 (see Note 1(k)).

Certain indefinite lived trademarks were impaired during the second and fourth quarter of Fiscal 2016, resulting in impairment charges of $6,210 and $2,860, respectively. In Fiscal 2014, we recorded impairment charges for intangible assets and long-lived assets of $25,398. No impairment losses were recorded related to indefinite lived intangible assets during Fiscal 2015.

The cost of other intangible assets with definite lives and long-lived assets are amortized on a straight-line basis over their respective lives.  Management has determined that the current lives of these assets are appropriate. Management has determined that there were no other indicators of impairment that would cause the carrying values related to intangible assets with definite lives to exceed their expected future cash flows at February 29, 2016.

Approximately 83.0% percent of our indefinite-lived trademarks ($89,790) are at risk of impairment as of February 29, 2016. As a result of the impairment charges recorded in Fiscal 2016 and Fiscal 2014, the carrying values of certain indefinite-lived trademarks were adjusted to their respective fair values as of February 29, 2016 and February 28, 2014. The Company uses an income approach, based on the relief from royalty method, to value the indefinite-lived trademarks as part of its impairment test. This impairment test involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. The critical assumptions in the discounted cash flow model include revenues, long-term growth rates, royalty rates, and discount rates. Management exercises judgment in developing these assumptions. Certain of these assumptions are based upon industry projections, facts specific to the trademarks and consideration of our long-term view for the trademark and the markets we operate in. If we were to experience sales declines, a significant change in operating margins which may impact estimated royalty rates, an increase in our discount rates, and/or a decrease in our projected long-term growth rates, there would be an increased risk of impairment of these indefinite-lived trademarks.

Voxx’s goodwill totaled $104,349 as of February 29, 2016. Goodwill is tested for impairment as of the last day of each fiscal year at the reporting unit level. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and estimation of the fair value of each reporting unit. Based on the Company's goodwill impairment assessment, all the reporting units with goodwill had estimated fair values as of February 29, 2016 that exceeded their carrying values. As a result of the annual assessment, no impairment charges were recorded related to goodwill during Fiscal 2016 and Fiscal 2015. In Fiscal 2014, an impairment charge of $32,163 was recorded for goodwill within the Premium Audio segment, as a result of the impairment test.

Goodwill allocated to our Klipsch, Hirschmann and Invision reporting units was 44.6% ($46,533), 48.3% ($50,443) and 7.1% ($7,373), respectively. The fair values of the Klipsch, Hirschmann and Invision reporting units are greater than their carrying values by approximately 70% ($15,964), 124% ($15,665) and 35% ($9,857), respectively, as of February 29, 2016. The Company uses a discounted cash flow model to value the reporting unit as part of its impairment test. This impairment test involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. The critical assumptions in the discounted cash flow model are revenues, operating margins, working capital and a discount rate (developed using a weighted average cost of capital analysis). Management exercises judgment in developing these assumptions. Certain of these assumptions are based upon industry projections, facts specific to the reporting unit, market participant assumptions and data, and consideration of our long-term view for the reporting unit and the markets we operate in. If the Klipsch reporting unit were to experience sales declines, sustained pricing pressures, unfavorable operating margins, lack of new product acceptance by consumers, changes in consumer trends and preferred shopping channels, less than anticipated results for the holiday season, an increase to the discount rate, and/or a decrease in our projected long-term growth rates used in the discounted cash flow model, there would be an increased risk of goodwill impairment for the Klipsch reporting unit. If the Hirschmann reporting unit experienced an increase to the discount rate and/or a significant change in contract based projections used in the discounted cash flow model, there would be an increased risk of goodwill impairment for the Hirschmann reporting unit.

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

The Company holds certain long-lived assets in Venezuela, which are held for investment purposes. During the fourth quarter of Fiscal 2015, the Company made an assessment of the recoverability of these properties in Venezuela as a result of the country's continued economic deterioration, which included the introduction of the SIMADI currency rate and simultaneous merger of the SICAD 1 and SICAD 2 rates in February 2015 (refer to Impact of Inflation and Currency Fluctuations for discussion). In testing the recoverability of its investment properties, the Company considered the undiscounted cash flows expected to be received from these properties, the length of time the properties have been held, the volatile market conditions, the Company’s financial condition, and the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value. The undiscounted cash flows included certain accounting estimates and assumptions, including projected rent increases and consideration of further devaluation of the currency. We concluded that the future undiscounted cash flows did not recover the net book value of the long-lived assets. Based on these results, the Company further obtained independent third party appraisals of each of the properties to determine their fair values. The Company concluded, as a result of all analyses performed, that these properties were impaired as of February 28, 2015, and recorded an impairment charge of $(9,304), which is included in Other Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended February 28, 2015. The remaining value of the Company's properties held for investment purposes in Venezuela is $3,816 as of February 29, 2016. The Company continues to monitor the economic conditions and recoverability of these assets as necessary. Any changes in accounting estimates and assumptions could result in further impairment charges from these long-lived assets.

Warranties

We offer warranties of various lengths depending upon the specific product.  Our standard warranties require us to repair or replace defective product returned by both end users and customers during such warranty period at no cost. We record an estimate for warranty related costs, in cost of sales, based upon actual historical return rates and repair costs at the time of sale. The total estimated liability for future warranty expense, which has been included in accrued expenses and other current liabilities, amounted to $9,720 at February 29, 2016 and $10,012 at February 28, 2015. While warranty costs have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that have been experienced in the past. A significant increase in product return rates, or a significant increase in the costs to repair products, could have a material adverse impact on our operating results.

Stock-Based Compensation

We use the Black-Scholes option pricing model to compute the estimated fair value of stock-based awards.  The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates.  The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control.  We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded stock options in our stock and our expectations of volatility for the expected term of stock-based compensation awards. For restricted stock awards, the fair value of the award is the price on the date of grant. As a result, if other assumptions or estimates had been used for options granted in the current and prior periods, the total stock-based compensation expense of $859 that was recorded for the year ended February 29, 2016 could have been materially different.  Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Income Taxes

We account for income taxes in accordance with the guidance issued under Statement ASC 740, "Income Taxes" with consideration for uncertain tax positions.  We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

During Fiscal 2016, the Company recorded an income tax benefit of $(1,735) related to federal, state and foreign taxes. The Company's effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the impact of the bargain purchase gain, the non-controlling interest related to EyeLock and the U.S. effect of foreign operations including tax rate differences in foreign jurisdictions. During Fiscal 2016, the Company recorded a valuation allowance against its U.S. deferred tax assets and maintains a valuation in certain foreign jurisdictions. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

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

Results of Operations

Included in Item 8 of this annual report on Form 10-K are the Consolidated Balance Sheets at February 29, 2016 and February 28, 2015 and the Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for the years ended February 29, 2016, February 28, 2015 and February 28, 2014. In order to provide the reader meaningful comparison, the following analysis provides comparison of the audited year ended February 29, 2016 with the audited years ended February 28, 2015, and February 28, 2014. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Operations and Comprehensive Income (Loss).

Year Ended February 29, 2016 Compared to the Years Ended February 28, 2015 and February 28, 2014

Continuing Operations

The following table sets forth, for the periods indicated, certain Statement of Operations data for the years ended February 29, 2016 ("Fiscal 2016"), February 28, 2015 ("Fiscal 2015") and February 28, 2014 ("Fiscal 2014").

Net Sales

	Fiscal	Fiscal	Fiscal
	2016	2015	2014
Automotive	$351,665	$396,422	$412,531
Premium Audio	140,508	165,812	189,208
Consumer Accessories	187,272	194,104	206,319
Corporate	1,301	1,160	1,651
Total net sales	$680,746	$757,498	$809,709

Fiscal 2016

Automotive sales, which include both OEM and aftermarket automotive electronics, represented 51.7% of the net sales for the year ended February 29, 2016, compared to 52.3% in the prior year. A significant portion of the decrease in sales figures for the Automotive group was due to foreign exchange. The Euro devalued against the U.S. Dollar beginning in the second quarter of Fiscal 2015 and accelerated during the third and fourth quarters of Fiscal 2015 through the end of Fiscal 2016. During these periods, the Euro to U.S. Dollar rate dropped from approximately 1.36 on May 31, 2014 to 1.09 on February 29, 2016, representing a 20% decrease in value, which negatively impacted the translation of our Euro denominated sales when comparing the year ended February 29, 2016 to the year ended February 28, 2015, and resulting in a decrease of approximately $28,200 in Automotive segment sales. In addition, the Company experienced a decrease in sales related to its remote start business during the year ended February 29, 2016 due to load in sales realized in the prior year for a program launched with Subaru that leveled out in Fiscal 2016, the completion of remote start programs with two other vehicle manufacturers, as well as an unseasonably warm start to the Fall/Winter season, which negatively impacted the sale of remote start products. The Company has also experienced a decline in sales for its Car Connection program for the year ended February 29, 2016, which began selling devices to retailers during the first half of Fiscal 2015, with significant load in sales, and a decrease in satellite radio fulfillment and portable DVD player sales, as more cars are now being manufactured with these products and the Company began to phase out its portable DVD product offerings during the prior fiscal year. In addition, during the first quarter of Fiscal 2015, the Company sold all of its Jensen Mobile product inventory to a third party, consisting of car speakers and amplifiers, in order to license the brand name for a commission, which has resulted in reduced sales of these products for the year ended February 29, 2016, as compared to the prior year period. As an offset to these decreases, the Company saw an increase in its OEM manufacturing line sales for the year ended February 29, 2016, due primarily to the launch of a new program with Cadillac for rear seat entertainment, as well as the relaunch of a previously suspended OEM program due to customer safety issues and an increase in tuner and antenna sales.

Premium Audio sales represented 20.6% of net sales for the year ended February 29, 2016 as compared to 21.9% in the prior year.  Sales in Premium Audio decreased 15.3% for the year ended February 29, 2016. A portion of the decline is attributable to the Euro to U.S. Dollar exchange rate, which negatively impacted the translation of our Euro denominated sales when comparing the year ended February 29, 2016 to the year ended February 28, 2015, as noted above, resulting in an approximate decrease of $6,000, respectively, in Premium Audio sales. Sales have also decreased in this segment as a result of lower sales of Bluetooth speakers, headphones and soundbars as a result of competition, the discontinuation of business with certain retailers in an effort to better manage product pricing, as well as prior year load in sales of new product that was not repeated in the current year. These decreases were partially offset by increases in commercial sales, as well as in the sale of subwoofers for the year ended February 29, 2016.

Consumer Accessories represented 27.5% of our net sales for the year ended February 29, 2016, compared to 25.6% in the prior year.  A portion of the decline in sales is attributable to the Euro to U.S. Dollar exchange rate, which negatively impacted the translation of our Euro denominated sales when comparing the year ended February 29, 2016 to the year ended February 28, 2015, as noted above, resulting in an approximate decrease of $5,700 in Consumer Accessory sales. The segment also experienced decreases in sales for the year ended February 29, 2016 in headphones, remote controls, clock radios and hook-up products, such as cables, due to competition, changes in demand and changes in technology. There was also a decrease in sales of tablets during the year ended February 29, 2016 as compared to the year ended February 28, 2015, as a result of the phasing out of this product in Fiscal 2016. In addition, there was a decrease in Consumer Accessory segment sales for the year ended February 29, 2016 as a result of the prior year sale of all inventory on hand at the Company's Mexico subsidiary in the first quarter of Fiscal 2015 due to the transition of this subsidiary from a distributor model to a representative office. These decreases were offset by significant increases in sales of wireless and Bluetooth speakers during the year ended February 29, 2016, as well as sales of the Singtrix karaoke product launched in the fourth quarter of Fiscal 2015 and the new 360Fly® Action Camera launched in the third quarter of Fiscal 2016.

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

Premium Audio sales represented 21.9% of net sales for the year ended February 28, 2015, as compared to 23.4% the prior year. Sales in Premium Audio decreased 12.4% for the year ended February 28, 2015, as a result of lower sales for soundbars, music centers and Bluetooth speakers due to lower selling prices and lower sales of headphones due to competition. There was also a significant drop in foreign exchange for Euro translation to the U.S. dollar during the fiscal year, particularly in the fourth quarter, which negatively impacted the Company. These decreases were offset by increases in sales of certain high end separates, as well as commercial and custom installations.

Consumer Accessories sales represented 25.6% of our net sales for the year ended February 28, 2015, as compared to 25.5% in the prior year. The Consumer Accessories group experienced decreases for the year ended February 28, 2015 as a result of the continued decline in sales of digital voice recorders and clock radios, as well as hook-up, reception and power products, such as cables and surge protectors, as a result of competition, changes in demand and changes in technology. The group has also experienced decreases in sales as a result of the transition of our Mexican subsidiary from a distributor model to a representative office during the first quarter of Fiscal 2015, which positively impacted the first half of the year due to an upfront sale of inventory on hand, but slowed in the second half of the year as a result of a slower than expected transition and lower sales, which are now based on commissions. These decreases were offset by significant increases in the sale of wireless and Bluetooth speakers, improved sales in Europe, as well as the launch of the new Singtrix karaoke product in the fourth quarter of the fiscal year.

Gross Profit and Gross Margin Percentage

	Fiscal	Fiscal	Fiscal
	2016	2015	2014
Automotive	$103,347	$120,543	$117,297
	29.4%	30.4%	28.4%
Premium Audio	46,582	52,873	60,924
	33.2%	31.9%	32.2%
Consumer Accessories	45,490	49,221	50,533
	24.3%	25.4%	24.5%
Corporate	266	1,233	1,494
	$195,685	$223,870	$230,248
	28.7%	29.6%	28.4%

Fiscal 2016

Gross margins in the Automotive segment decreased 100 basis points for the year ended February 29, 2016. The segment experienced lower margins related to its tuner and antenna sales during the year ended February 29, 2016, as compared to the prior year period. In addition, there were lower sales in the segment's high margin remote start business and higher sales in the OEM manufacturing line which generated lower margins during the year ended February 29, 2016, as compared to the prior year. This was offset by lower sales of some of the segment's low margin products such as satellite radio fulfillments, portable DVD players and the Company's Jensen Mobile inventory, all of which contributed to margin improvements for the year ended February 29, 2016.

Gross margins in the Premium Audio segment increased 130 basis points for the year ended February 29, 2016 compared to the prior year. During the year ended February 28, 2015, the Premium Audio group made significant downward price adjustments to products that were phasing out in order to make way for a new product line. In addition, many of the new product introductions during Fiscal 2015 were accompanied by up front promotional funding and discounts, as well as discounts for demo products, which did not recur during the year ended February 29, 2016. These Fiscal 2016 margin improvements were partially offset by lower sales prices for products such as Bluetooth speakers, headphones and soundbars for the year ended February 29, 2016.

Gross margins in the Consumer Accessories segment decreased 110 basis points partially as a result of decreased sales of certain higher margin products during the year, including remote controls, headphones and hookup products, as well as due to the launch of the new 360Fly® Action Camera, which contributed to an increase in Consumer Accessories sales for the year ended February 29, 2016, but generated lower margins for the segment. The margins were also negatively impacted by the absence of a duty refund that was received in the second quarter of Fiscal 2015, but did not repeat in the current year. This was partially offset by an increase in sales of some of the segment's higher margin products, such as wireless and Bluetooth speakers and the Singtrix karaoke product, which launched at the end of Fiscal 2015, as well as a decrease in sales of lower margin products, such as tablets.

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

Operating Expenses and Operating Income/(Loss)

	Fiscal	Fiscal	Fiscal
	2016	2015	2014
Operating Expenses:
Selling	$48,513	$54,136	$55,725
General and administrative	111,382	114,849	118,852
Engineering and technical support	37,490	37,157	34,161
Goodwill Impairment charge	—	—	32,163
Intangible and long-lived asset impairment charges	9,070	—	25,398
Restructuring expense	—	1,134	1,324
Acquisition related costs	800	—	—
Total Operating Expenses	$207,255	$207,276	$267,623

Operating (loss) income	$(11,570)	$16,594	$(37,375)

Fiscal 2016

Operating expenses decreased $21 in Fiscal 2016 as compared to Fiscal 2015. The Company's operating expenses have been significantly impacted by the drop in foreign exchange for Euro translation to the U.S. Dollar for the year ended February 29, 2016, as compared to the year ended February 28, 2015. The impact of the Euro to U.S. Dollar rate decrease resulted in an approximate decrease of $12,400 in operating expenses for the comparative fiscal years. There have also been decreases in operating expenses for the year ended February 29, 2016 due to lower commission expense as a result of lower sales and lower salary and related payroll expense, primarily as a result of a Company-wide headcount reduction announced in Fiscal 2015, which also included a non-recurring restructuring charge in the fourth quarter of Fiscal 2015. Company spending on items such as office expenditures and travel and entertainment were lower for the year-ended February 29, 2016 due to conservative cost cutting measures and there was a reduction in IT expense due to certain services at Hirschmann that were previously outsourced, but have been brought in-house during Fiscal 2016. The Company has also experienced lower overall advertising expense as a result of the timing of campaigns and promotions, as well as lower depreciation expense due to the absence of a building under capital lease that was terminated during the fourth quarter of Fiscal 2015 and the decreased value of buildings in Venezuela as a result of Fiscal 2015 impairments.

As an offset to these decreases, the Company has experienced increases to operating expenses primarily due to impairment charges recorded during Fiscal 2016 related to certain trademarks of the Company. The impairment charges were a result of certain indicators that occurred during the second and fourth quarters of Fiscal 2016. Specifically, during the second quarter of the fiscal year, certain of our premium audio product lines experienced lower than expected performance due to certain marketing strategies and the re-evaluation of marketing positions. Taking these factors into consideration, along with long-term industry forecasts, the Company re-evaluated its projections, recording an impairment charge of $6,210. During the fourth quarter of the fiscal year, the Company received a judgment related to the field of use for one of its trademarks, which restricts the Company's rights to use the tradename for select products, resulting in an impairment charge of $2,860. During the fiscal year, the Company also experienced an increase in professional fees related to certain legal matters being pursued by the Company, an increase in salary expense at Hirschmann as a result of the hiring of additional engineers, as well as severance expense for certain positions eliminated in the current fiscal year. Finally, as a result of the Company's acquisition of a majority voting interest in substantially all of the assets and certain liabilities of EyeLock, Inc. and EyeLock Corporation on September 1, 2015 (see Note 2), the Company incurred acquisition related costs, as well as additional amortization expense related to intangible assets acquired and salary and research and development expenses related to the operations of this new subsidiary for the year ended February 29, 2016.

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

Other Income/(Expense)

	Fiscal	Fiscal	Fiscal
	2016	2015	2014
Interest and bank charges	$(8,075)	$(6,851)	$(7,394)
Equity in income of equity investee	6,538	5,866	6,070
Venezuela currency devaluation, net	(2)	(7,104)	177
Venezuela long-lived asset impairment charges	—	(9,304)	—
Gain on bargain purchase	4,679	—	—
Other, net	632	1,495	11,867
Total other income (expense)	$3,772	$(15,898)	$10,720

Fiscal 2016

Interest and bank charges represent expenses for the Company's bank obligations, interest related to capital leases, and amortization of deferred financing costs. The increase in these expenses for the year ended February 29, 2016, is due primarily to the write-off of approximately $1,300 of deferred financing costs as a result of the amendment of the Company's credit facility in January 2016, which lowered the borrowing base of the loan, as well as the drawing of funds from the Company's construction loan, which was entered into during Fiscal 2016 in order to finance the construction of the Company's new manufacturing facility and executive offices in Lake Nona, FL.

Equity in income of equity investee represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics, LLC ("ASA"). The increase in income for Fiscal 2016 was a result of an improvement in ASA's product mix.

Venezuela currency devaluation, net, for the year ended February 28, 2015 included a total charge of $7,396 representing the remeasurement loss related to the Company's Venezuelan bonds that were remeasured during Fiscal 2015 using a rate of 6.3 Bolivar Fuerte/$1. This came as a result of the Company obtaining new information during the second quarter of Fiscal 2015 that the bond redemption rate would be at the official exchange rate of 6.3 Bolivar Fuerte/$1.

Venezuela long-lived asset impairment charges for the year ended February 28, 2015 represent charges incurred related to properties held for investment purposes at the Company's subsidiary. During the fourth quarter of Fiscal 2015, the Company made an assessment of the recoverability of its properties in Venezuela as a result of the country's continued economic deterioration, which included the introduction of the SIMADI rate in February 2015 and the simultaneous merger of the SICAD 1 and SICAD 2 rates. In testing the recoverability of its investment properties, the Company considered the undiscounted cash flows expected to be received from these properties, as well as other indicators and concluded that the future undiscounted cash flows did not recover the net book value of the long-lived assets. Based on these results, the Company further obtained independent third party appraisals of each of the properties to determine their fair values and concluded, as a result of all analyses performed, that these properties were impaired as of February 28, 2015. There were no additional impairments of these properties recognized during Fiscal 2016.

The gain on bargain purchase recognized in Fiscal 2016 was related to the Company's acquisition of a majority voting equity interest in substantially all of the assets and certain specified liabilities of Eyelock, Inc. and Eyelock Corporation on September 1, 2015 and was a result of the assessment of the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition.

Other, net, for the year ended February 29, 2016 includes net gains on foreign currency of $110 (excluding Venezuela), interest income of $814 and rental income of $450. Other, net, for the year ended February 28, 2015 included net gains on foreign currency of $599 (excluding Venezuela), interest income of $376 and rental income of $1,045. The increase in interest income during Fiscal 2016 relates to income earned on notes receivable from EyeLock. Inc. through the acquisition date of September 1, 2015. Rental income decreased in Fiscal 2016 primarily as a result of the absence of sublease rental income related to a capital lease that was terminated in the fourth quarter of Fiscal 2015.

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
`

Income Tax Provision

The effective tax rate in Fiscal 2016 was an income tax benefit of 22.3% on pre-tax loss from operations of $(7,798) as compared to a provision of 235.3% on a pre-tax income of $696 from continuing operations in the prior year. The effective tax rate in Fiscal 2016 differs from the statutory rate of 35% primarily due to the impact of the bargain purchase gain, the non-controlling interest related to EyeLock and the U.S. effect of foreign operations, including tax rate differences in foreign jurisdictions. During Fiscal 2016, the Company recorded a valuation allowance against its U.S. deferred tax assets and maintains a valuation in certain foreign jurisdictions. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

The effective tax rate of 235.3% in Fiscal 2015 differs from the statutory rate of 35% primarily due to the impact of the impairment of non-deductible goodwill and other non-deductible expenses, partially offset by an income tax benefit related to the worthless stock deduction of a foreign affiliate and the U.S. effect of foreign operations, including tax rate differences in foreign jurisdictions.

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

Net Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with operating income from operations to reported net income and basic and diluted net income per common share:

	Fiscal	Fiscal	Fiscal
	2016	2015	2014
Operating (loss) income	$(11,570)	$16,594	$(37,375)
Other income (expense), net	3,772	(15,898)	10,720
(Loss) income from operations before income taxes	(7,798)	696	(26,655)
Income tax (benefit) expense	(1,735)	1,638	(58)
Net loss	$(6,063)	$(942)	$(26,597)
Less: net loss attributable to non-controlling interest	(3,381)	—	—
Net loss attributable to Voxx International Corporation	$(2,682)	$(942)	$(26,597)

Net loss per common share:
Basic	$(0.11)	$(0.04)	$(1.10)
Diluted	$(0.11)	$(0.04)	$(1.10)

Net loss attributable to Voxx International Corporation for Fiscal 2016 was $(2,682) as compared to net losses of $(942) and $(26,597) in Fiscal 2015 and Fiscal 2014, respectively. Fiscal 2016 net loss was unfavorably impacted by lower net sales for the year ended February 29, 2016 and higher interest and bank charges, as well as acquisition costs and intangible asset impairment charges incurred during the fiscal year. As an offset, the net loss was favorably impacted by a bargain purchase gain recognized on the acquisition of a controlling interest in substantially all of the assets and certain liabilities of EyeLock Inc. and EyeLock Corporation, as well as an income tax benefit for the year ended February 29, 2016.

During Fiscal 2015, net loss was unfavorably impacted by currency devaluation charges affecting the Company's Venezuelan sovereign bonds, long-lived asset impairment charges related to investment properties in Venezuela and restructuring charges incurred during the year ended February 28, 2015. As an offset, the net loss was favorably impacted by lower cost of sales for the year ended February 28, 2015 as compared to the prior fiscal year, which resulted in improved gross margins.

During Fiscal 2014, net loss was unfavorably impacted by impairment charges related to goodwill, amortizing and non-amortizing intangible assets and long-lived assets, as well as restructuring charges and the economic and political conditions in Venezuela. These were offset by the positive performance of the Company's equity investment, as well as payments received related to an unanticipated settlement with a customer and to a favorable class action settlement.

Adjusted EBITDA and Adjusted Diluted Earnings per Common Share

Adjusted EBITDA and diluted adjusted earnings per common share are not financial measures recognized by GAAP. Adjusted EBITDA represents net income (loss), computed in accordance with GAAP, before interest expense and bank charges, taxes, depreciation and amortization, stock-based compensation expense, certain foreign currency remeasurements, relocation and restructuring charges, impairment charges, certain recoveries, settlements, as well as costs and bargain purchase gains relating to our acquisitions. Depreciation, amortization, stock-based compensation, bargain gains and impairment expenses are non-cash items. Diluted adjusted earnings per common share represent the Company's diluted earnings per common share based on adjusted EBITDA.
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

Reconciliation of GAAP Net Income to Adjusted EBITDA and Adjusted Diluted Earnings per Common Share

	Fiscal	Fiscal	Fiscal
	2016	2015	2014
Net loss attributable to VOXX International Corporation	(2,682)	$(942)	(26,597)
Adjustments:
Interest expense and bank charges (1)	7,960	6,851	7,394
Depreciation and amortization (1)	15,228	15,565	16,183
Income tax (benefit) expense	(1,735)	1,638	(58)
EBITDA	18,771	23,112	(3,078)
Stock-based compensation (1)	859	521	641
Venezuela bond remeasurement	—	7,396	—
Impairment of investment properties in Venezuela	—	9,304	—
Circuit City recovery	—	—	(940)
Net legal settlements	—	—	(4,443)
Unanticipated customer settlement payment	—	—	(4,370)
Asia warehouse relocation	—	—	(208)
Restructuring charges	—	1,134	1,324
Goodwill impairment charges	—	—	32,163
Intangible and long-lived asset impairment charges	9,070	—	25,398
Acquisition related costs	800	—	—
Gain on bargain purchase	(4,679)	—	—
Adjusted EBITDA	$24,821	$41,467	$46,487
Diluted (loss) per common share	$(0.11)	$(0.04)	$(1.10)
Diluted adjusted EBITDA per common share	$1.03	$1.70	$1.93

(1) For purposes of calculating Adjusted EBITDA for the Company, interest expense, bank charges, depreciation and amortization expense, as well as stock-based compensation expense added back to net (loss) have been adjusted in order to exclude the minority interest portion of these expenses attributable to EyeLock LLC.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of February 29, 2016, we had working capital of $132,167 which includes cash and cash equivalents of $11,767 compared with working capital of $154,312 at February 28, 2015, which included cash and cash equivalents of $8,448.  The increase in cash is primarily due to borrowings from the Company's Amended Facility, as well as the factoring of accounts receivable balances. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions or pay down our debt.   The following table summarizes our cash flow activity for all periods presented:

	Year Ended	Year Ended	Year Ended
	February 29, 2016	February 28, 2015	February 28, 2014
Cash provided by (used in):
Operating activities	$27,521	$47,428	$66,817
Investing activities	(38,587)	(22,882)	(14,629)
Financing activities	13,695	(24,878)	(60,159)
Effect of exchange rate changes on cash	690	(1,823)	(1,203)
Net increase (decrease) in cash and cash equivalents	$3,319	$(2,155)	$(9,174)

Operating activities provided cash of $27,521 for Fiscal 2016 primarily as a result of decreased customer accounts receivable and inventory due to a decrease in sales, as well as the factoring of certain trade accounts receivable balances during the year ended February 29, 2016 (see Note 1(h) of the Consolidated Financial Statements), partially offset by decreased accounts payable.

Investing activities used cash of $38,587 during Fiscal 2016, primarily due to capital additions and the Company's acquisition of a controlling interest in substantially all of the assets and certain liabilities of Eyelock, Inc. and EyeLock Corporation on September 1, 2015 (see Note 2).

Financing activities provided cash of $13,695 during Fiscal 2016, primarily due to borrowings from our Amended Facility net of repayments, as well as borrowings from the construction loan used to build the Company's new manufacturing facility and executive offices in Lake Nona, Florida.

From March 1, 2015 through January 14, 2016, the Company had a senior secured revolving credit facility ("the Credit Facility") with an aggregate availability of $200,000, consisting of a revolving credit facility of $200,000, with a $30,000 multicurrency revolving credit facility sublimit, a $25,000 sublimit for Letters of Credit and a $10,000 sublimit for Swingline Loans.

On January 15, 2016, the Company amended and restated its Credit Facility (the "Amended Facility"). The Amended Facility reduces the aggregate amount of the senior secured credit facility to $125,000, which consists of a revolving credit facility of $125,000, with a $30,000 multicurrency revolving credit facility sublimit, a $15,625 sublimit for Letters of Credit and a $6,250 sublimit for Swingline Loans. The Amended Facility is due on January 9, 2019; however, it is subject to acceleration upon the occurrence of an Event of Default (as defined in the Credit Agreement).

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

The Amended Facility contains covenants that limit the ability of certain entities of the Company to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or exit a substantial portion of their respective businesses; (iv) make any material change in the nature of their business; (v) prepay or otherwise acquire indebtedness; (vi) cause any change of control; (vii) make any restricted payments; (viii) change their fiscal year or method of accounting; (ix) make advances, loans or investments; (x) enter into or permit any transaction with an affiliate of certain entities of the Company; or (xi) use proceeds for certain items. As of February 29, 2016, the Company was in compliance with all debt covenants.

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

On April 26, 2016, the Company has amended and restated the Amended Facility ("Second Amended Facility"). The Second Amended Facility provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000; a $15,000 sublimit for Letters of Credit; a $15,000 sublimit for Swingline Loans and a Term Loan in the amount of $15,000.

The Term Loan shall be repayable in consecutive quarterly installments of $938 commencing on July 1, 2016 through April 1, 2020. All other amounts outstanding under the Second Amended Facility will mature and become due on April 26, 2021. The Company may prepay any amounts outstanding at any time, subject to payment of certain breakage and redeployment costs relating to LIBOR Rate Loans; provided that the Term Loan shall not be voluntarily prepaid except as set forth in the agreement. The commitments under the Second Amended Facility may be irrevocably reduced at any time, without premium or penalty as set forth in the agreement.

Generally, the Company may designate specific borrowings under the Second Amended Facility as either Base Rate Loans or LIBOR Rate Loans, except that Swingline Loans may only be designated as Base Rate Loans. Loans under the Second Amended Facility designated as LIBOR Rate Loans shall bear interest at a rate equal to the then-applicable LIBOR Rate plus a range of 1.75% - 2.25%. Loans under the Second Amended Facility designated as Base Rate Loans shall bear interest at a rate equal to the applicable margin for Base Rate Loans of 0.75% - 1.25%, as defined in the agreement. Amounts outstanding in respect of the Term Loan shall bear interest at a rate equal to either (as selected by the Company pursuant to the agreement) (a) the then-applicable LIBOR Rate (not to be less than 0.00%) plus 4.25% or (b) the then-applicable Base Rate plus 3.25%.

The Second Amended Facility requires compliance with financial covenants calculated as of the last day of each fiscal quarter consisting of a Fixed Charge Coverage Ratio. The Second Amended Facility also contains covenants that limit the ability of the Loan Parties and certain of their Subsidiaries which are not Loan Parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any Change of Control; (ix) make any Restricted Junior Payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an Affiliate of any Borrower or any of their Subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; (xv) consign or sell any of their inventory on certain terms.

The Obligations under the Loan Documents are secured by a general lien on and security interest in substantially all of the assets of the Borrowers and certain of the Guarantors, including accounts receivable, equipment, real estate, general intangibles and inventory. The Company has guaranteed the obligations of the Borrowers under the Credit Agreement.

We also utilize supply chain financing arrangements ("factoring agreements") as an integral part of our financing for working capital, which accelerates receivable collection and helps to better manage cash flow. Under the factoring agreements, the Company has agreed to sell certain of its accounts receivable balances to these institutions, who have agreed to advance amounts equal to the net accounts receivable balances due, less a discount as set forth in the respective agreements. The factored balances under these agreements are accounted for as sales of accounts receivable, as they are sold without recourse. Cash proceeds from these factoring agreements are reflected as operating activities included in the change in accounts receivable in the Company's Consolidated Statements of Cash Flows. Fees incurred in connection with the factoring agreements are recorded as interest expense by the Company.

Certain contractual cash obligations and other commitments will impact our short and long-term liquidity.  At February 29, 2016, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period (9)
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$1,432	$51	$—	$1,381	$—
Operating leases (2)	10,447	6,200	3,097	783	367
Total contractual cash obligations	$11,879	$6,251	$3,097	$2,164	$367

Other Commitments
Bank obligations (3)	$78,710	$6,410	$—	$72,300	$—
Stand-by letters of credit (4)	917	917	—	—	—
Commercial letters of credit (4)	—	—	—	—	—
Other (5)	20,807	2,416	4,643	5,204	8,544
Contingent earn-out payments and other (6)	174	174	—	—	—
Pension obligation (7)	8,373	235	467	520	7,151
Unconditional purchase obligations (8)	96,641	96,641	—	—	—
Total commercial commitments	$205,622	$106,793	$5,110	$78,024	$15,695
Total Commitments	$217,501	$113,044	$8,207	$80,188	$16,062

(1)
Represents total payments (interest and principal) due under a capital lease obligations which has a current (included in other current liabilities) and long term principal balance of $51 and $1,381, respectively at February 29, 2016.

(2)	We enter into operating leases in the normal course of business.

(3)	Represents amounts outstanding under the Company's Amended Facility, Hirschmann's line of credit and the Voxx Germany Euro asset-based lending facility at February 29, 2016.

(4)
Commercial letters of credit are issued during the ordinary course of business through major domestic banks as requested by certain suppliers.  We also issue standby letters of credit to secure certain insurance requirements.

(5)
The amount includes balances outstanding under a mortgage assumed for a facility in connection with our Klipsch acquisition and balances outstanding under loans and mortgages for the construction of our manufacturing facility in Florida and for facilities purchased at Schwaiger, Voxx Germany and Klipsch.

(6)	Represents profit-sharing payments in connection with the Invision acquisition.

(7)	Represents the liability for an employer defined benefit pension plan covering certain eligible Hirschmann employees, as well as a retirement incentive accrual for certain Hirschmann employees.

(8)
Open purchase obligations represent inventory commitments.  These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

(9)
At February 29, 2016, the Company had unrecognized tax benefits of $15,120, including interest and penalties. Our unrecognized tax provision liability, including interest and penalties, in the consolidated balance sheet is $4,997. A reasonable estimate of the timing related to these liabilities is not possible, therefore, such amounts are not reflected in this contractual obligation and commitments schedule.

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

Impact of Inflation and Currency Fluctuation

To the extent that we expand our operations in Europe, Canada, Latin America and the Pacific Rim, the effects of inflation and currency fluctuations could impact our financial condition and results of operations.  While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations, and U. S. dollar denominated purchases in its foreign subsidiaries. The Company enters forward contracts to hedge certain euro-related transactions. The Company minimizes the risk of nonperformance on the forward contracts by transacting with major financial institutions. During Fiscal 2016, 2015 and 2014, the Company held forward contracts specifically designated for hedging (see Note 1(e) of the Notes to Consolidated Financial Statements). As of February 29, 2016 and February 28, 2015, unrealized gains of $1,220 and $5,118, respectively, were recorded in other comprehensive income associated with these contracts.

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

In February 2013, the Venezuelan government announced the devaluation of the Bolivar Fuerte, moving the official exchange rate from 4.3 to 6.3 per U.S. dollar. Concurrent with this action, the Venezuelan government established a new auction-based exchange rate market program, referred to as Complementary System for the Administration of Foreign Currency (“SICAD”). The amount of transactions that have run through the SICAD and restrictions around participation have limited our access to any foreign exchange rate other than the official rate to pay for imported goods and manage our local monetary asset balances. Although the official exchange rate remained at 6.3 during Fiscal 2014, the government announced in January 2014 that the exchange rate for goods and services deemed non-essential would move to the rate available on the expanded SICAD currency market, which was 11.7 at February 28, 2014 (referred to as SICAD 1). In March 2014, a new exchange control mechanism was opened by the government, referred to as SICAD 2, which was not restricted by auction and was deemed available for all types of transactions. The use of the SICAD 1 rate was dependent upon the availability of auctions, and was not indicative of a free market exchange, as only designated industries could bid into individual auctions and the highest bids were not always recognized by the Venezuelan government. The Company, therefore, used the SICAD 2 rate for its Venezuelan subsidiary for the quarters ended May 31, 2014, August 31, 2014 and November 30, 2014, which was approximately 50 Bolivar Fuerte/$1 at each respective quarter end, with the exception of the Company's investment in Venezuelan government issued sovereign bonds (See Note 1(f)). In February 2015, the Venezuelan government introduced another new currency system, referred to as the Marginal Currency System, or SIMADI rate. This market-based exchange system consists of a mechanism from which both businesses and individuals are allowed to purchase and sell foreign currency at the price set by the market. In conjunction with this introduction, SICAD 2 was annulled and combined with the former SICAD 1, reverting to its original title of SICAD, exclusively applicable to non-essential goods and subject to available auctions. The SIMADI rate at February 28, 2015 was approximately 177 Bolivar Fuerte/$1 and was used by the Company for its Venezuelan subsidiary at February 28, 2015. A net currency exchange loss of $(7,104) was recorded for the year ended February 28, 2015, which included the remeasurement loss on the Company's Venezuelan bonds of $(7,396), as described in Note 1(f), and is included in Other Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended February 28, 2015. The SIMADI rate at February 29, 2016 was approximately 205 Bolivar Fuerte/$1. A net currency exchange loss of $(2) was recorded for the year ended February 29, 2016. On March 9, 2016, Venezuela's Vice President for Economic Area announced a new exchange agreement No. 35 (the “Exchange Agreement No. 35”).  Exchange Agreement No. 35 became effective on March 10, 2016 and will have a dual exchange rate for a controlled rate ("DIPRO") fixed at 10 Bolivar Fuerte/$1 for priority goods and services and a complimentary rate ("DICOM") starting at 206.92 Bolivar Fuerte/$1 for travel and other non-essential goods.  Exchange Agreement No. 35 will be effective for the Company's first quarter of Fiscal 2017 and we believe the Company will use the non-essential rate.

The Company has certain U. S. dollar denominated assets and liabilities in its Venezuelan operations, including our U.S. dollar denominated intercompany debt and has been subject to currency fluctuations associated with the devaluation of the VBF, the most recent devaluation taking place in February 2015. The Company's investment in a TICC bond was valued at the official Venezuelan government exchange rate of 6.3 Bolivar Fuerte/$1 and classified as a held-to-maturity investment at amortized cost at February 28, 2015 (See Note 1(f)). The TICC bond matured in the first quarter of Fiscal 2016 resulting in the receipt of $251 for the outstanding balance of these bonds at their maturity date.

Seasonality

We typically experience seasonality in our operations. We generally sell a substantial amount of our products during September, October and November due to increased promotional and advertising activities during the holiday season.  Our business is also significantly impacted by the holiday season.

Related Party Transactions

During 1996, we entered into a 30-year capital lease for a building with our principal stockholder and chairman, which was the headquarters of the discontinued Cellular operation sold in 2004.  The lease expiration date was November 30, 2026. In Fiscal 2015, Myra Properties LLC purchased the building from Voxx's principal stockholder, causing the lease between Voxx and the stockholder to be terminated. As a result of the transaction, the Company realized a gain of $846, net of tax and net of a termination penalty of $573 paid to the stockholder at the termination date. The gain is recorded in paid in capital on the Consolidated Balance Sheet at February 28, 2015. We also lease another facility from our principal stockholder which expires on November 30, 2016.

Total lease payments required under all related party leases for the five-year period ending February 28, 2021 are $635.

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

Marketable Securities

Marketable securities at February 29, 2016, which are recorded at fair value of $5,753, include an unrealized gain of $18 and have exposure to price fluctuations. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $575 as of February 29, 2016. Actual results may differ.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and investment grade corporate and U.S. government securities. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed. In connection with the Amended Credit Facility, the mortgage related to the Klipsch headquarters and the construction mortgage related to the manufacturing facility in Florida, we have debt outstanding in the amount of $72,300, $5,720 and $9,223, respectively, at February 29, 2016. Interest on the Credit Facility is charged at LIBOR plus 0.00 - 2.00%, interest on the Klipsch mortgage is charged at LIBOR plus 2.25% and interest on the Construction Loan is charged at 70% of 1-month LIBOR plus 1.54%. We have entered into two interest rate swaps for two portions of the Credit Facility, with notional amounts of $15,000 and $25,000 at February 29, 2016, as well as one interest rate swap for the Klipsch mortgage and one interest rate swap for the construction loan with notional amounts of $5,720 and $9,223, respectively, at February 29, 2016. These swaps protect against LIBOR interest rates rising above 0.515% and 0.518% (exclusive of credit spread) on the two Credit Facility balances, respectively, through April 29, 2016 and February 28, 2017, respectively, as well as fixes the interest rates on the Klipsch mortgage at 3.92% (inclusive of credit spread) through the mortgage end date of May 2023 and on the construction loan at 3.48% (inclusive of credit spread) through the mortgage end date of March 2026.

Foreign Exchange Risk

We are subject to risk from changes in foreign exchange rates for our subsidiaries and marketable securities that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in Accumulated Other Comprehensive Income (Loss).  At February 29, 2016, we had translation exposure to various foreign currencies with the most significant being the Euro, Hong Kong Dollar, Mexican Peso, Hungarian Forint and Chinese Yuan. The potential decrease in sales and net income resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates for the year ended February 29, 2016 amounts to approximately $23,800 and $297, respectively.  Actual results may differ.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela represents less than 1% of year to date sales. Approximately $157 of assets invested in Venezuela are cash related and are subject to government foreign exchange controls. The Company also maintains $3,816 in real estate property in Venezuela that could be subject to government foreign exchange controls upon their ultimate sale.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of February 29, 2016, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were deemed to be ineffective, solely as a result of the Company's inability to timely file an amendment to the Form 8-K filed on September 8, 2015 due to the incomplete audit of the consolidated financial statements of EyeLock Inc. and EyeLock Corporation.

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

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") issued an updated version of its Internal Control - Integrated Framework (the "2013 Framework").  Originally issued in 1992 (the "1992 Framework"), the Framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remained available during the transition period which extended to December 15, 2014, after which time COSO considered it superseded by the 2013 Framework.  The Company transitioned to the 2013 Framework in December 2014.

Management evaluated the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the 2013 Framework. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of February 29, 2016. Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of February 29, 2016 based on the criteria established in the 2013 COSO Framework.

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

The effectiveness of the Company’s internal control over financial reporting as of February 29, 2016 has been audited by Grant Thornton LLP, an independent registered public accounting firm who also audited the Company’s Consolidated Financial Statements. Grant Thornton LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
VOXX International Corporation
We have audited the internal control over financial reporting of VOXX International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of February 29, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended February 29, 2016 and our report dated May 16, 2016 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Melville, New York
May 16, 2016

Changes in Internal Controls Over Financial Reporting

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the most recently completed fiscal fourth quarter ended February 29, 2016 covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B - Other Information

Not Applicable

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) of Form 10-K, will be included in our Proxy Statement for the Annual meeting of Stockholders, which will be filed on or before June 10, 2016, and such information is incorporated herein by reference.

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
We have audited the accompanying consolidated balance sheets of VOXX International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of February 29, 2016 and February 28, 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended February 29, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VOXX International Corporation and subsidiaries as of February 29, 2016 and February 28, 2015, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presently fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 29, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 16, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Melville, New York
May 16, 2016

VOXX International Corporation and Subsidiaries
Consolidated Balance Sheets
February 29, 2016 and February 28, 2015
(In thousands, except share data)

	February 29, 2016	February 28, 2015
Assets
Current assets:
Cash and cash equivalents	$11,767	$8,448
Accounts receivable, net	87,055	102,766
Inventory, net	144,028	156,649
Receivables from vendors	2,519	3,622
Investment securities, current	—	275
Prepaid expenses and other current assets	17,256	26,370
Income tax receivable	1,426	1,862
Deferred income taxes	—	1,723
Total current assets	264,051	301,715
Investment securities	10,206	12,413
Equity investments	21,949	21,648
Property, plant and equipment, net	79,422	69,783
Goodwill	104,349	105,874
Intangible assets, net	185,022	158,455
Deferred income taxes	23	717
Other assets	4,690	6,908
Total assets	$669,712	$677,513
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$55,790	$71,403
Accrued expenses and other current liabilities	50,748	51,744
Income taxes payable	4,081	3,067
Accrued sales incentives	12,439	14,097
Deferred income taxes	—	1,060
Current portion of long-term debt	8,826	6,032
Total current liabilities	131,884	147,403
Long-term debt	90,691	79,455
Capital lease obligation	1,381	733
Deferred compensation	4,011	4,650
Other tax liabilities	4,997	5,157
Deferred tax liabilities	30,374	34,327
Other long-term liabilities	10,480	9,648
Total liabilities	273,818	281,373
Commitments and contingencies
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 9)	—	—
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 24,067,444 and 24,003,240 shares issued, 21,899,370 and 21,873,790 shares outstanding at February 29, 2016 and February 28, 2015, respectively	256	255
Class B Convertible, $.01 par value, 10,000,000 authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	294,038	292,427
Retained earnings	154,947	157,629
Non-controlling interest	8,524	—
Accumulated other comprehensive loss	(40,717)	(33,235)
Treasury stock, at cost, 2,168,074 and 2,129,450 shares of Class A Common Stock at February 29, 2016 and February 28, 2015, respectively	(21,176)	(20,958)
Total stockholders' equity	395,894	396,140
Total liabilities and stockholders' equity	$669,712	$677,513

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
Years Ended February 29, 2016, February 28, 2015 and February 28, 2014
(In thousands, except share and per share data)

	Year Ended	Year Ended	Year Ended
	February 29, 2016	February 28, 2015	February 28, 2014
Net sales	$680,746	$757,498	$809,709
Cost of sales	485,061	533,628	579,461
Gross profit	195,685	223,870	230,248

Operating expenses:
Selling	48,513	54,136	55,725
General and administrative	111,382	114,849	118,852
Engineering and technical support	37,490	37,157	34,161
Goodwill impairment charge	—	—	32,163
Intangible and long-lived asset impairment charges	9,070	—	25,398
Restructuring expense	—	1,134	1,324
Acquisition related costs	800	—	—
Total operating expenses	207,255	207,276	267,623

Operating (loss) income	(11,570)	16,594	(37,375)

Other income (expense):
Interest and bank charges	(8,075)	(6,851)	(7,394)
Equity in income of equity investee	6,538	5,866	6,070
Venezuela currency devaluation, net	(2)	(7,104)	177
Impairment of Venezuela investment properties (see Note 1(p))	—	(9,304)	—
Gain on bargain purchase	4,679	—	—
Other, net	632	1,495	11,867
Total other income (expenses), net	3,772	(15,898)	10,720

(Loss) income from operations before income taxes	(7,798)	696	(26,655)
Income tax (benefit) expense	(1,735)	1,638	(58)
Net loss	$(6,063)	$(942)	$(26,597)
Less: net loss attributable to non-controlling interest	(3,381)	—	—
Net loss attributable to Voxx International Corporation	$(2,682)	$(942)	$(26,597)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(5,702)	(33,170)	5,575
Derivatives designated for hedging, net of tax	(2,440)	3,258	(648)
Pension plan adjustments, net of tax	640	(1,423)	(288)
Unrealized holding gain (loss) on available-for-sale investment securities arising during the period, net of tax	20	(27)	(15)
Other comprehensive (loss) income, net of tax	(7,482)	(31,362)	4,624
Comprehensive loss attributable to Voxx International Corporation	$(10,164)	$(32,304)	$(21,973)

Net loss per common share (basic) attributable to Voxx International Corporation	$(0.11)	$(0.04)	$(1.10)

Net loss per common share (diluted) attributable to Voxx International Corporation	$(0.11)	$(0.04)	$(1.10)

Weighted-average common shares outstanding (basic)	24,172,710	24,330,361	24,109,270
Weighted-average common shares outstanding (diluted)	24,172,710	24,330,361	24,109,270

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years Ended February 29, 2016, February 28, 2015 and February 28, 2014
(In thousands, except share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Treasury stock	Total Stock- holders' equity
Balances at February 28, 2013	$254	$283,971	$185,168	$(6,497)	$—	$(18,360)	$444,536
Net loss	—	—	(26,597)	—	—	—	(26,597)
Other comprehensive income, net of tax	—	—	—	4,624	—	—	4,624
Exercise of stock options into 838,619 shares of common stock	23	6,348	—	—	—	—	6,371
Stock-based compensation expense	—	641	—	—	—	—	641
Issuance of 860 shares of treasury stock	—	—	—	—	—	9	9
Balances at February 28, 2014	277	290,960	158,571	(1,873)	—	(18,351)	429,584
Net loss	—	—	(942)	—	—	—	(942)
Other comprehensive loss, net of tax	—	—	—	(31,362)	—	—	(31,362)
Termination of capital lease with principal shareholder, net of tax	—	846	—	—	—	—	846
Exercise of stock options into 15,000 shares of common stock	—	101	—	—	—	—	101
Stock-based compensation expense	—	521	—	—	—	—	521
Repurchase of 315,443 shares of common stock	—	—	—	—	—	(2,620)	(2,620)
Issuance of 1,260 shares of treasury stock	—	(1)	—	—	—	13	12
Balances at February 28, 2015	277	292,427	157,629	(33,235)	—	(20,958)	396,140
Net loss	—	—	(2,682)	—	(3,381)	—	(6,063)
Fair value of non-controlling interest	—	—	—	—	12,900	—	12,900
Receivable from selling shareholders	—	—	—	—	(1,200)	—	(1,200)
Other comprehensive income, net of tax	—	—	—	(7,482)	—	—	(7,482)
Exercise of stock options into 64,204 shares of common stock	1	436	—	—	—	—	437
Stock-based compensation expense	—	1,179	—	—	205	—	1,384
Repurchase of 39,529 shares of common stock	—	—	—	—	—	(227)	(227)
Issuance of 905 shares of treasury stock	—	(4)	—	—	—	9	5
Balances at February 29, 2016	$278	$294,038	$154,947	$(40,717)	$8,524	$(21,176)	$395,894

  See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended February 29, 2016, February 28, 2015 and February 28, 2014
(Amounts in thousands)

	Year Ended	Year Ended	Year Ended
	February 29, 2016	February 28, 2015	February 28, 2014
Cash flows from operating activities:
Net loss	$(6,063)	$(942)	$(26,597)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,838	15,565	16,183
Amortization of deferred financing costs	2,404	1,117	1,377
Impairment charges	9,070	9,304	57,561
Bad debt expense	774	505	687
Interest on notes receivable from EyeLock, Inc.	(677)	—	—
(Gain)/loss on forward contracts	(3,753)	(653)	406
Equity in income of equity investee	(6,538)	(5,866)	(6,070)
Distribution of income from equity investees	6,237	4,846	2,960
Deferred income tax (benefit) expense, net	(4,644)	2,003	(9,162)
(Gain) loss on disposal of property, plant and equipment	(449)	472	(13)
Non-cash compensation adjustment	202	850	574
Non-cash stock based compensation expense	859	521	641
Venezuela currency devaluation on investment securities	23	7,396	—
Gain on sale of intangible asset	(30)	—	—
Gain on bargain purchase	(4,679)	—	—
Tax benefit on stock options exercised	—	—	(1,002)
Changes in operating assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	13,683	36,393	6,503
Inventory	11,285	(22,973)	16,609
Receivables from vendors	1,613	368	7,520
Prepaid expenses and other	8,510	(6,200)	(3,920)
Investment securities-trading	595	(278)	(577)
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	(18,151)	10,463	4,304
Income taxes payable	1,412	(5,463)	(1,167)
Net cash provided by operating activities	27,521	47,428	66,817
Cash flows from investing activities:
Purchases of property, plant and equipment	(19,636)	(17,195)	(14,629)
Proceeds from sale of property, plant and equipment	328	91	—
Proceeds from sale of intangible asset	150	—	—
Purchase of long-term investment	—	(6,000)	—
Decrease in notes receivable (see Note 2)	(4,176)	—	—
Proceeds from sale of short term investment	251	—	—
Purchase of acquired businesses, less cash acquired (see Note 2)	(15,504)	—	—
Proceeds from repayment of long-term note	—	222	—
Net cash used in investing activities	(38,587)	(22,882)	(14,629)
Cash flows from financing activities:
Borrowings from bank obligations	248,797	243,160	115,550
Repayments on bank obligations	(234,429)	(264,333)	(180,622)
Principal payments on capital lease obligation	(425)	(479)	(364)
Payments for capital lease termination	—	(573)	—
Proceeds from exercise of stock options and warrants	436	101	5,730
Deferred financing costs	(457)	(134)	(1,455)
Purchase of treasury stock	(227)	(2,620)	—
Tax expense on stock options exercised	—	—	1,002
Net cash provided by (used in) financing activities	13,695	(24,878)	(60,159)
Effect of exchange rate changes on cash	690	(1,823)	(1,203)
Net increase (decrease) in cash and cash equivalents	3,319	(2,155)	(9,174)
Cash and cash equivalents at beginning of year	8,448	10,603	19,777
Cash and cash equivalents at end of year	$11,767	$8,448	$10,603
Supplemental Cash Flow Information:
Non-cash investing activities:
Capital lease obligations	$1,109	$—	$333
Acquisition of long-term investment	$1,453	$—	$—
Cash paid during the period for:
Interest, excluding bank charges	$4,336	$4,522	$5,210
Income taxes (net of refunds)	$1,673	$2,676	$9,218

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 29, 2016
(Amounts in thousands, except share and per share data)

1)	Description of Business and Summary of Significant Accounting Policies

a)Description of Business

VOXX International Corporation ("Voxx," "We," "Our," "Us" or "the Company") is a leading international manufacturer and distributor in the Automotive, Premium Audio and Consumer Accessories industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through eighteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., Audiovox Consumer Electronics, Inc. ("ACE"), Audiovox German Holdings GmbH ("Voxx Germany"), Audiovox Venezuela, C.A., Audiovox Canada Limited, Audiovox Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Audiovox Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Klipsch Holding LLC ("Klipsch"), Car Communication Holding GmbH ("Hirschmann"), Omega Research and Development, LLC ("Omega") and Audiovox Websales LLC, as well as one majority-owned subsidiary, EyeLock LLC ("EyeLock"). We market our products under the Audiovox® brand name, other brand names and licensed brands, such as 808®, AR for Her®, Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Energy®, Heco®, Hirschmann Car Communication®, Incaar™, Invision®, Jamo®, Jensen®, Klipsch®, Mac Audio™, Magnat®, Mirage®, myris®, Oehlbach®, Omega®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories®, Schwaiger®, Recoton®, Terk® and Voxx/Hirschmann, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products; Singtrix®, the next generation in karaoke; and 360Fly™ Action Cameras.

b)Principles of Consolidation, Reclassifications and Accounting Principles

The consolidated financial statements include the financial statements of VOXX International Corporation and its wholly and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company acquired a controlling interest in all of the assets and certain liabilities of EyeLock Inc. and EyeLock Corporation effective September 1, 2015, through a newly formed entity, EyeLock LLC ("EyeLock"). The consolidated financial statements presented for the year ended February 29, 2016 include the operations of EyeLock beginning September 1, 2015.

The Company follows FASB Accounting Standards Codification 810-10-65-1 to report a non-controlling interest in the consolidated balance sheets within the equity section, separately from the Company’s retained earnings. Non-controlling interest represents the non-controlling interest holder’s proportionate share of the equity of the Company’s majority-owned subsidiary, EyeLock. Non-controlling interest is adjusted for the non-controlling interest holder’s proportionate share of the earnings or losses and other comprehensive income (loss), if any, and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

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

d)Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds with original maturities of three months or less when purchased.  Cash and cash equivalents amounted to $11,767 and $8,448 at February 29, 2016 and February 28, 2015, respectively.  Cash amounts held in foreign bank accounts amounted to $10,425 and $8,072 at February 29, 2016 and February 28, 2015, respectively. The majority of these amounts are in excess of government insurance. The Company places its cash and cash equivalents in institutions and funds of high credit quality. We perform periodic evaluations of these institutions and funds.

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
Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets and liabilities measured at fair value on a recurring basis at February 29, 2016:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$11,767	$11,767	$—
Derivatives
Designated for hedging	$30	$—	$30

Investment securities:
Trading securities	$3,917	$3,917	$—
Available-for-sale securities	18	18	—
Other investments at amortized cost (a)	6,271	—	—
Total investment securities	$10,206	$3,935	$—

The following table presents assets and liabilities measured at fair value on a recurring basis at February 28, 2015:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$8,448	$8,448	$—
Derivatives
Designated for hedging	$3,111	$—	$3,111
Investment securities:
Trading securities	$4,511	$4,511	$—
Available-for-sale securities	15	15	—
Other investments at amortized cost (a)	8,162	—	—
Total investment securities	$12,688	$4,526	$—

(a)
At February 29, 2016 and February 28, 2015, this balance includes investments in two non-controlled corporations accounted for at cost (See Note 1(f)). At February 28, 2015, this balance also included an investment in a third non-controlled corporation, as well as the Company's held-to-maturity investment in bonds issued by the Venezuelan government, which were recorded at amortized cost taking into consideration the currency devaluation in Venezuela (See Note 1(f)). The fair value of these investments would be based upon Level 3 inputs. At February 29, 2016 and February 28, 2015, it is not practicable to estimate the fair values of these items.

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
Derivative Instruments
The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases, local operating expenses, as well as its general economic exposure to foreign currency fluctuations created in the normal course of business. The Company also has four interest rate swap agreements, two of which hedge interest rate exposure related to the forecasted outstanding borrowings on a portion of its credit facility ("Amended Facility") (see Note 6); a third that hedges interest rate exposure related to the forecasted outstanding balance of one of its mortgage notes, with monthly payments due through May 2023; and a fourth agreement, entered into in July 2015, which hedges interest rate exposure related to the forecasted outstanding balance of its construction loan, with monthly payments due from March 2016 through March 2026. The two swap agreements related to the Amended Facility lock the Company's LIBOR rates at 0.515% and 0.518% (exclusive of credit spread) for the respective agreements through the swaps' maturities on February 28, 2017 and April 29, 2016, respectively. The swap agreement related to the Company's mortgage locks the interest rate on the debt at 3.92% (inclusive of credit spread) through the end of the mortgage. The swap agreement related to the Company's construction loan locks the interest rate on the debt at 3.48% (inclusive of credit spread) through the maturity date of the loan. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts range from 1 - 12 months and are classified in the balance sheet according to their terms. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either non-current assets or non-current liabilities based on the fair value of the instruments at the end of the period.
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is recognized as incurred through Other Income (Expense) in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) and amounted to $93, $(85) and $(156) for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 respectively.
Financial Statement Classification
The Company holds derivative instruments that are designated as hedging instruments. The following table discloses the fair value as of February 29, 2016 and February 28, 2015 for derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	February 29, 2016	February 28, 2015
Designated derivative instruments
Foreign currency contracts	Accrued expenses and other current liabilities	$(98)	$—
	Prepaid expenses and other current assets	989	3,180
Interest rate swaps	Other long term liabilities	(862)	(69)
	Prepaid expenses and other current assets	1	—

Total derivatives		$30	$3,111

Cash flow hedges
During Fiscal 2016, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $39,713 at February 29, 2016 and are designated as cash flow hedges. The current outstanding notional values of the Company's four interest rate swaps at February 29, 2016 were $15,000, $25,000, $5,720 and $9,223. For cash flow hedges, the effective portion of the gain or loss is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the twelve months ended February 29, 2016 and February 28, 2015 was as follows:

	February 29, 2016			February 28, 2015
	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$1,220	$3,473	$93	$5,118	$541	$(85)
Interest rate swaps	$(792)	$—	$—	$110	$—	$—

The net loss recognized in other comprehensive income for foreign currency contracts is expected to be recognized in cost of sales within the next eighteen months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. During the year ended February 29, 2016, seven contracts originally designated for hedged accounting were de-designated, resulting in a gain of $64 recorded in Other Income (Expense) for the year ended February 29, 2016 within the Company's Consolidated Statement of Operations and Comprehensive Income (Loss). These contracts have all been settled as of February 29, 2016. As of February 29, 2016, no contracts originally designated for hedge accounting were terminated.
f)Investment Securities

In accordance with the Company's investment policy, all long and short-term investment securities are invested in "investment grade" rated securities. As of February 29, 2016 and February 28, 2015, the Company had the following investments:

	February 29, 2016			February 28, 2015
	Cost Basis	Unrealized holding gain/(loss)	Fair Value	Cost Basis	Unrealized holding gain/(loss)	Fair Value
Investment Securities
Marketable Securities
Trading
Deferred Compensation	$3,917	$—	$3,917	$4,511	$—	$4,511
Available-for-sale
Cellstar	—	18	18	—	15	15
Held-to-maturity Investment	—	—	—	275	—	275
Total Marketable Securities	3,917	18	3,935	4,786	15	4,801
Other Long-Term Investments	6,271	—	6,271	7,887	—	7,887
Total Investment Securities	$10,188	$18	$10,206	$12,673	$15	$12,688

Current Investments

Held-to-Maturity Investment

At February 28, 2015, current investments included an investment in sovereign bonds issued by the Venezuelan government, which was classified as held-to-maturity and accounted for under the amortized cost method. These bonds matured in March 2015 and the Company received payment of $251 for the outstanding balance of these bonds at their maturity date.

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

Available-For-Sale Securities

The Company’s available-for-sale marketable securities include a less than 20% equity ownership in CLST Holdings, Inc. ("Cellstar").

Unrealized holding gains and losses, net of the related tax effect (if applicable), on available-for-sale securities are reported as a component of Accumulated Other Comprehensive Income (Loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis and reported in Other Income (Expense).

A decline in the market value of any held to maturity or available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.  The Company considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other-than-temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company's intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value. No other-than-temporary losses were incurred for the years ended February 29, 2016, February 28, 2015 or February 28, 2014.

Other Long-Term Investments

Other long-term investments include investments in two non-controlled corporations accounted for by the cost method. The Company's investment in Rx Networks totaled $1,819 and $1,887 at February 29, 2016 and February 28, 2015, respectively, and we held 12.5% of the outstanding shares of this company as of February 29, 2016. During Fiscal 2015, the Company received a payment of $250 from Rx Networks as a repayment of funds loaned to the company in Fiscal 2013. No additional investments or loans were made in or to Rx Networks in Fiscal 2016, Fiscal 2015 or Fiscal 2014. During Fiscal 2015, Voxx invested $3,000 in 360fly, Inc. (formerly EyeSee360, Inc.), consisting of shares of the investee's preferred stock. During Fiscal 2016, the Company increased this investment to $4,453, as a result of acquiring additional preferred stock shares. The Company holds 4.6% of the outstanding shares of 360fly, Inc. as of February 29, 2016. The total balance of these two investments at February 29, 2016 was $6,271.

During the Fiscal 2015, the Company also invested $3,000 in EyeLock, Inc., consisting of a convertible debt security. On September 1, 2015, the Company completed an acquisition of a majority voting interest in substantially all of the assets and certain liabilities of EyeLock, Inc. and EyeLock Corporation (see Note 2).

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

The Company includes all costs incurred for shipping and handling as cost of sales and all amounts billed to customers as revenue. During the years ended February 29, 2016, February 28, 2015, and February 28, 2014, freight costs expensed through cost of sales amounted to $15,395, $17,530 and $19,221, respectively and freight billed to customers amounted to $796, $1,167 and $1,543, respectively.

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

Accounts receivable is comprised of the following:

	February 29, 2016	February 28, 2015
Trade accounts receivable and other	$94,912	$110,447
Less:
Allowance for doubtful accounts	6,780	6,491
Allowance for cash discounts	1,077	1,190
	$87,055	$102,766

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

The Company has four supply chain financing agreements ("factoring agreements") with certain financial institutions to accelerate receivable collection and better manage cash flow. Under the factoring agreements, the Company has agreed to sell these institutions certain of its accounts receivable balances. For those accounts receivables tendered to the banks and that the banks choose to purchase, the banks have agreed to advance an amount equal to the net accounts receivable balances due, less a discount as set forth in the respective agreements. The factored balances under these agreements are sold without recourse and are accounted for as sales of accounts receivable. Cash proceeds from these factoring agreements are reflected as operating activities included in the change in accounts receivable in the Company's Consolidated Statements of Cash Flows. Total balances factored under the agreements, net of discounts, for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 were approximately $273,000, $182,000 and $100,000, respectively. Fees incurred in connection with the factoring agreements totaled $1,129, $866 and $258 for the years ended February 29, 2016,

February 28, 2015 and February 28, 2014, respectively, and are recorded as interest expense in the Consolidated Statements of Operations.

i)Inventory

The Company values its inventory at the lower of the actual cost to purchase (primarily on a weighted moving-average basis with a portion valued at standard cost, which approximates actual costs on the first-in, first-out basis) and/or the current estimated market value of the inventory. Market value of inventory does not exceed the net realizable value of the inventory and is not less than the net realizable value of such inventory, less an allowance for a normal profit margin. The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily on selling prices, indications from customers based upon current price negotiations and purchase orders.  The Company's industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand. In addition, and as necessary, specific reserves for future known or anticipated events may be established.  The Company recorded inventory write-downs of $1,256, $2,877 and $3,602 for the years ended February 29, 2016, February 28, 2015 and February 28, 2014, respectively.

Inventories by major category are as follows:

	February 29, 2016	February 28, 2015
Raw materials	$46,941	$47,307
Work in process	4,457	3,722
Finished goods	92,630	105,620
Inventory, net	$144,028	$156,649

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

A summary of property, plant and equipment, net, is as follows:

	February 29, 2016	February 28, 2015
Land	$8,656	$8,761
Buildings	49,008	37,078
Property under capital lease	2,661	1,557
Furniture and fixtures	5,442	5,066
Machinery and equipment	32,861	31,052
Construction-in-progress	1,362	1,845
Computer hardware and software	39,353	36,550
Automobiles	1,398	1,459
Leasehold improvements	6,679	7,192
	147,420	130,560
Less accumulated depreciation and amortization	67,998	60,777
	$79,422	$69,783

Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Buildings	20-30 years
Furniture and fixtures	5-10 years
Machinery and equipment	5-10 years
Computer hardware and software	3-5 years
Automobiles	3 years

Leasehold improvements are depreciated over the shorter of the lease term or estimated useful life of the asset. Assets acquired under capital leases are amortized over the term of the respective lease. Accumulated amortization of assets under capital lease totaled $1,480 and $817 at February 29, 2016 and 2015, respectively. During December 2014, the Company terminated one of its capital leases, which had been leased from a related party (See Note 12).

Depreciation and amortization of property, plant and equipment amounted to $9,200, $10,187 and $10,252 for the years ended February 29, 2016, February 28, 2015 and February 28, 2014, respectively. Included in depreciation and amortization expense is amortization of computer software costs of $1,329, $1,200 and $1,300 for the years ended February 29, 2016, February 28, 2015 and February 28, 2014, respectively. Also included in depreciation and amortization expense is $449, $455 and $439 of amortization expense related to property under capital leases for the years ended February 29, 2016, February 28, 2015 and February 28, 2014, respectively.

Refer to Note 1(p) for discussion of long-lived asset impairment charges recorded for the year ended February 28, 2015 related to buildings held by the Company's Venezuela subsidiary.

k)Goodwill and Intangible Assets

Goodwill and other intangible assets consist of the excess over the fair value of assets acquired (goodwill), and other intangible assets (patents, contracts, trademarks/tradenames, developed technology and customer relationships).  Values assigned to the respective assets are determined in accordance with ASC 805 "Business Combinations" ("ASC 805") and ASC 350 "Intangibles – Goodwill and Other" ("ASC 350").

Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets. Generally, the primary valuation method used to determine the fair value ("FV") of acquired businesses is the Discounted Future Cash Flow Method ("DCF").  A five-year period is analyzed using a risk adjusted discount rate.

The value of potential intangible assets separate from goodwill are independently evaluated and assigned to the respective categories.  The largest categories from recently acquired businesses are Trademarks, Customer Relationships and Developed Technology. The FV’s of trademarks acquired are determined using the Relief from Royalty Method based on projected sales of the trademarked products.  The FV’s of customer relationships and developed technology are determined using the Multi-Period Excess Earnings Method which includes a DCF analysis, adjusted for a required return on tangible and intangible assets. The Company categorizes this fair value determination as Level 3 (unobservable) in the fair value hierarchy, as described in Note 1(e). The guidance in ASC 350, including management’s business intent for its use; ongoing market demand for products relevant to the category and their ability to generate future cash flows; legal, regulatory or contractual provisions on its use or subsequent renewal, as applicable; and the cost to maintain or renew the rights to the assets, are considered in determining the useful life of all intangible assets.  If the Company determines that there are no legal, regulatory, contractual, competitive, economic or other factors which limit the useful life of the asset, an indefinite life will be assigned and evaluated for impairment as indicated below.  Goodwill and other intangible assets that have an indefinite useful life are not amortized.  Intangible assets that have a definite useful life are amortized over their estimated useful life.

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

Voxx's reporting units that carry goodwill are Hirschmann, Invision and Klipsch. The Company has three operating segments based upon its products and internal organizational structure (see Note 14). These operating segments are the Automotive, Premium Audio and Consumer Accessories segments. The Hirschmann and Invision reporting units are located within the Automotive segment and the Klipsch reporting unit is located within the Premium Audio segment.

During the second quarter of Fiscal 2016, the Company re-evaluated its projections for its Klipsch reporting unit, based on lower than anticipated results due to certain marketing strategies and re-evaluation of its market position for certain product lines. Accordingly, this was considered an indicator of impairment requiring the Company to test the related indefinite-lived tradename for impairment, and perform a step 1 impairment analysis on the goodwill for this reporting unit. The discount rates (developed using a weighted average cost of capital analysis) used in this goodwill and intangible analysis were 13.1% and 13.8%, respectively. The long-term growth rate was 2.0%. As a result of this analysis, the Company determined that the tradename for this reporting unit was impaired and recorded an impairment charge of $6,210 in the second quarter of Fiscal 2016.

The Company performed its annual impairment test for goodwill as of February 29, 2016. The discount rates (developed using a weighted average cost of capital analysis) used in the goodwill test ranged from 12.3% to 13.5%. Based on the Company's goodwill impairment assessment, all reporting units with goodwill had estimated fair values as of February 29, 2016 that exceeded their carrying values. The goodwill balances of Hirschmann, Invision and Klipsch at February 29, 2016 are $50,443, $7,373 and $46,533, respectively.

During its annual impairment testing for the year ended February 28, 2014, the Company recorded an impairment charge of $32,163 in its Premium Audio segment associated with the Klipsch reporting unit. No goodwill impairment charges were recorded during the year ended February 28, 2015.

The Company tested its indefinite-lived intangible assets as of February 29, 2016. The respective fair values were estimated using a Relief-from-Royalty Method, applying royalty rates of 1.0% to 7.0% for the trademarks after reviewing comparable market rates, the profitability of the products associated with relative intangible assets, and other qualitative factors. We determined that risk-adjusted discount rates ranging from 11.9% to 42.5% were appropriate as a result of weighted average cost of capital analyses. As a result of this analysis, it was determined that one of the Company's Consumer Accessories trademarks was impaired at February 29, 2016. The Company recorded an impairment charge of $2,860 in the fourth quarter of Fiscal 2016. This impairment charge was the result of a judgment received in the fourth quarter of Fiscal 2016 related to the field of use for this trademark, which restricts the Company's rights to use the tradename for select products. The Company determined that this indicator of impairment required the Company to evaluate the related long-lived assets at the lowest level for which there are separately identifiable cash flows. After further analysis, no additional impairments of long-lived assets were recorded for the year ended February 29, 2016.

The Company recorded impairment losses of $21,715 during the fourth quarter of 2014, as a result of its annual impairment testing of indefinite lived intangible assets. These impairment losses were due to impairment indicators in its Consumer Accessory and Premium Audio product lines and higher weighted-average cost of capital rates for the testing period. In addition, the Company recorded an impairment charge of $3,683 for definite and indefinite lived intangible assets, as well as long-lived assets, due to the business decision to abandon its Technuity business and restructure the marketing and use of the Company's domain name. No impairment charges were recorded related to definite or indefinite-lived intangible assets for the year ended February 28, 2015.

Management has determined that the current lives of its long-lived assets are appropriate. Management has determined that there were no other indicators of impairment that would cause the carrying values related to intangible assets with definite lives to exceed their expected future cash flows at February 29, 2016.

Goodwill

The change in the carrying amount of goodwill is as follows:

	February 29, 2016	February 28, 2015	February 28, 2014
Beginning of period	$105,874	$117,938	$146,680
Foreign currency differences	(1,525)	(12,064)	3,421
Impairment charge	—	—	(32,163)
End of period	$104,349	$105,874	$117,938

Gross carrying amount	$136,512	$138,037	$150,101
Accumulated impairment losses	(32,163)	(32,163)	(32,163)
Net carrying amount	$104,349	$105,874	$117,938

	February 29, 2016	February 28, 2015	February 28, 2014
Automotive
Beginning of period	$59,341	$71,405	$67,984
Foreign currency differences	(1,525)	(12,064)	3,421
End of period	$57,816	$59,341	$71,405

Gross carrying amount	$57,816	$59,341	$71,405
Accumulated impairment charge	—	—	—
Net carrying amount	$57,816	$59,341	$71,405

Premium Audio
Beginning of period	$46,533	$46,533	$78,696
Impairment charge	—	—	(32,163)
End of period	$46,533	$46,533	$46,533

Gross carrying amount	$78,696	$78,696	$78,696
Accumulated impairment charge	(32,163)	(32,163)	(32,163)
Net carrying amount	$46,533	$46,533	$46,533

Total goodwill, net	$104,349	$105,874	$117,938

Note: The Company's Consumer Accessories segment did not carry a balance for goodwill at February 29, 2016, February 28, 2015 or February 28, 2014.
Intangible Assets

	February 29, 2016
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (5-20 years)	$65,290	$23,527	$41,763
Trademarks/Tradenames (3-12 years)	415	389	26
Developed technology (11.5 years)	31,290	1,360	29,930
Patents (5-13 years)	8,638	4,079	4,559
License (5 years)	1,400	1,400	—
Contract subject to amortization (5 years)	2,141	1,615	526
Total finite-lived intangible assets	$109,174	$32,370	76,804
Indefinite-lived intangible assets
Trademarks			108,218
Total net intangible assets			$185,022

	February 28, 2015
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (5-20 years)	$62,506	$19,316	$43,190
Trademarks/Tradenames (3-12 years)	415	383	32
Patents (5-10 years)	8,831	3,365	5,466
License (5 years)	1,400	1,400	—
Contract subject to amortization (5 years)	1,556	1,556	—
Total finite-lived intangible assets	$74,708	$26,020	48,688
Indefinite-lived intangible assets
Trademarks			109,767
Total net intangible assets			$158,455

The weighted-average remaining amortization period for amortizing intangibles as of February 29, 2016 is approximately 10 years. The Company expenses the renewal costs of patents as incurred. The weighted-average period before the next patent renewal is approximately 7 years.

Amortization expense for intangible assets amounted to $6,638, $5,378 and $5,931 for the years ended February 29, 2016, February 28, 2015 and February 28, 2014, respectively.  At February 29, 2016, the estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding five years is as follows:

Fiscal Year	Amount
2017	$8,104
2018	8,048
2019	7,882
2020	7,868
2021	7,663

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

The accrual balance for sales incentives at February 29, 2016 and February 28, 2015 was $12,439 and $14,097, respectively.  Although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customers and the lack of claims made by customers, could have a significant impact on the sales incentives liability and reported operating results.

For the years ended February 29, 2016, February 28, 2015 and February 28, 2014, reversals of previously established sales incentive liabilities amounted to $77, $111 and $867, respectively. These reversals include unearned and unclaimed sales incentives. Reversals of unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates are reversed into income in the period when the customer did not reach the required minimum purchases of product during the specified time. Unearned sales incentives for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 amounted to $77, $103 and $812, respectively.  Unclaimed sales incentives are sales incentives earned by the customer, but the customer has not claimed payment from the Company within the claim period (period after program has ended). Unclaimed sales incentives for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 amounted to $0, $8 and $55, respectively.

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

A summary of the activity with respect to accrued sales incentives is provided below:

	Year Ended	Year Ended	Year Ended
	February 29, 2016	February 28, 2015	February 28, 2014
Opening balance	$14,097	$17,401	$16,821
Accruals	28,428	34,159	35,991
Payments and credits	(30,009)	(37,352)	(34,544)
Reversals for unearned sales incentives	(77)	(103)	(812)
Reversals for unclaimed sales incentives	—	(8)	(55)
Ending balance	$12,439	$14,097	$17,401

The majority of the reversals of previously established sales incentive liabilities pertain to sales recorded in prior periods.

m)Advertising

Excluding co-operative advertising, the Company expensed the cost of advertising, as incurred, of $8,864, $10,722 and $12,097 for the years ended February 29, 2016, February 28, 2015 and February 28, 2014, respectively.

n)Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $23,486, $20,777 and $21,267 for the years ended February 29, 2016, February 28, 2015 and February 28, 2014, respectively, net of customer reimbursement, and are included within Engineering and Technical Support expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company enters into development and long-term supply agreements with certain of its OEM customers. Reimbursements of the development services are recorded based upon the milestone method of revenue recognition provided certain criteria are met. Amounts due from the OEM customers for development services are reflected as a reduction of research and development expense because the performance of contract development services is not central to the Company's operations. For the years ended February 29, 2016, February 28, 2015 and February 28, 2014, the Company recorded $8,313, $7,269 and $6,879, respectively, of development service reimbursements as a reduction of research and development expense based upon the achievement of a milestone.

o)Product Warranties and Product Repair Costs

The Company generally warranties its products against certain manufacturing and other defects. The Company provides warranties for all of its products ranging from 90 days to the lifetime of the product. Warranty expenses are accrued at the time of sale based on the Company's estimated cost to repair expected product returns for warranty matters. This liability is based primarily on historical experiences of actual warranty claims as well as current information on repair costs and contract terms with certain manufacturers. The warranty liability of $8,806 and $8,317 is recorded in Accrued Expenses in the accompanying Consolidated Balance Sheets as of February 29, 2016 and February 28, 2015, respectively. In addition, the Company records a reserve for product repair costs which is based upon the quantities of defective inventory on hand and an estimate of the cost to repair such defective inventory. The reserve for product repair costs of $913 and $1,695 is recorded as a reduction to inventory in the accompanying Consolidated Balance Sheets as of February 29, 2016 and February 28, 2015, respectively. Warranty claims and product repair costs expense for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 were $8,028, $7,948 and $10,048, respectively.

In Fiscal 2013, Subaru of America recalled certain vehicles as a result of potentially faulty remote start devices for which Voxx was the distributor. At February 29, 2016, the Company has a receivable balance of $694 from one of the Company's suppliers, who has agreed to replace 100% of these devices.

Changes in the Company's accrued product warranties and product repair costs are as follows:

	Year Ended	Year Ended	Year Ended
	February 29, 2016	February 28, 2015	February 28, 2014
Beginning balance	$10,012	$12,478	$14,551
Liabilities acquired during acquisitions	100	—	—
Liabilities accrued for warranties issued during the year and repair cost	8,028	7,948	10,048
Warranty claims settled during the year	(8,420)	(10,414)	(12,121)
Ending balance	$9,720	$10,012	$12,478

p)Foreign Currency

Assets and liabilities of those subsidiaries and former equity investees located outside the United States whose cash flows are primarily in local currencies have been translated at rates of exchange at the end of the period or historical exchange rates, as appropriate in accordance with ASC 830, "Foreign Currency Matters" ("ASC 830"). Revenues and expenses have been translated at the weighted-average rates of exchange in effect during the period.  Gains and losses resulting from translation are recorded in the cumulative foreign currency translation account in Accumulated Other Comprehensive Income (Loss). For the years ended February 29, 2016, February 28, 2015 and February 28, 2014, the Company recorded foreign currency transaction gains/(losses) in the amount of $110, $(6,504) and $(1,079), respectively.

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

In February 2013, the Venezuelan government announced the devaluation of the Bolivar Fuerte, moving the official exchange rate from 4.3 to 6.3 Bolivars per U.S. dollar. Concurrent with this action, the Venezuelan government established a new auction-based exchange rate market program, referred to as Complementary System for the Administration of Foreign Currency (“SICAD”). The amount of transactions that have run through the SICAD and restrictions around participation have limited our access to any foreign exchange rate other than the official rate to pay for imported goods and manage our local monetary asset balances. Although the official exchange rate remained at 6.3 during Fiscal 2014, the government announced in January 2014 that the exchange rate for goods and services deemed non-essential would move to the rate available on the expanded SICAD currency market, which was 11.7 at February 28, 2014 (referred to as SICAD 1). In March 2014, a new exchange control mechanism was opened by the government, referred to as SICAD 2, which was not restricted by auction and was deemed available for all types of transactions. The use of the SICAD 1 rate was dependent upon the availability of auctions, and was not indicative of a free market exchange, as only designated industries could bid into individual auctions and the highest bids were not always recognized by the Venezuelan government. The Company, therefore, used the SICAD 2 rate for its Venezuelan subsidiary for the quarters ended May 31, 2014, August 31, 2014 and November 30, 2014, which was approximately 50 Bolivar Fuerte/$1 at each respective quarter end, with the exception of the Company's investment in Venezuelan government issued sovereign bonds (See Note 1(f)). In February 2015, the Venezuelan government introduced another new currency system, referred to as the Marginal Currency System, or SIMADI rate. This market-based exchange system consists of a mechanism from which both businesses and individuals are allowed to purchase and sell foreign currency at the price set by the market. In conjunction with this introduction, SICAD 2 was annulled and combined with the former SICAD 1, reverting to its original title of SICAD, exclusively applicable to non-essential goods and subject to available auctions. The SICAD rate at February 28, 2015 was 12 Bolivar Fuerte/$1 and the official exchange rate remained at 6.3 Bolivar Fuerte/$1, to be used for preferential goods only. The SIMADI rate at February 28, 2015 was approximately 177 Bolivar Fuerte/$1 and was used by the Company for its Venezuelan subsidiary at February 28, 2015, except for the government bonds. A net currency exchange loss of $(7,104) was recorded for the year ended February 28, 2015, which included the remeasurement loss on the Company's Venezuelan bonds of $(7,396), as described in Note 1(f), and is included in Other Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income (Loss). The Company has continued to use the SIMADI rate during Fiscal 2016, as there have been no changes to the foreign exchange structure in Venezuela during the current fiscal year. The SIMADI rate at February 29, 2016 was 205 Bolivar Fuerte/$1 and a new currency exchange loss of $(2) was recorded for the year ended February 29, 2016.

The Company holds certain long-lived assets in Venezuela, which include a warehouse the subsidiary has used for its automotive operations, which are currently suspended, as well as other rental properties. All of these properties are held for investment purposes as of February 29, 2016. During the fourth quarter of Fiscal 2015, the Company made an assessment of the recoverability of these properties in Venezuela as a result of the country's continued economic deterioration, which included the introduction of the SIMADI rate in February 2015 and the simultaneous merger of the SICAD 1 and SICAD 2 rates, as discussed above. In testing the recoverability of its investment properties, the Company considered the undiscounted cash flows expected to be received from these properties, the length of time the properties have been held, the volatile market conditions, the Company’s financial condition, and the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value and concluded that the future undiscounted cash flows did not recover the net book value for the long-lived assets. Based on these results, the Company further obtained independent third party appraisals for each of the properties to determine their fair values. The Company concluded, as a result of all analyses performed, that these properties were impaired as of February 28, 2015 and recorded an impairment charge of $(9,304), which is included in Other Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income (Loss). The value of the Company's properties held for investment purposes in Venezuela was $3,816 and $3,794 as of February 29, 2016 and February 28, 2015, respectively. No additional impairments were recorded in Fiscal 2016.

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

There are no reconciling items which impact the numerator of basic and diluted net income per common share.  A reconciliation between the denominator of basic and diluted net income per common share is as follows:

	Year Ended	Year Ended	Year Ended
	February 29, 2016	February 28, 2015	February 28, 2014
Weighted-average number of common shares outstanding (basic)	24,172,710	24,330,361	24,109,270
Effect of dilutive securities:
Stock options, warrants and restricted stock	—	—	—
Weighted-average number of common and potential common shares outstanding (diluted)	24,172,710	24,330,361	24,109,270

Stock options and stock warrants totaling 383,881, 412,236 and 137,899 for the years ended February 29, 2016, February 28, 2015 and February 28, 2014, respectively, were not included in the net income per common share calculation because the exercise price of these options and warrants was greater than the average market price of the Company's common stock during the period.

s)Other Income (Expense)

Other income (expense) is comprised of the following:

	Year Ended	Year Ended	Year Ended
	February 29, 2016	February 28, 2015	February 28, 2014
Net settlement gains	$—	$—	$4,443
Foreign currency gain (loss) (excluding Venezuela)	110	599	(1,256)
Interest income	814	376	689
Rental income	450	1,045	1,519
Miscellaneous	(742)	(525)	6,472
Total other, net	$632	$1,495	$11,867

Included in interest income for the year ended February 29, 2016 is income related to notes receivable from EyeLock, Inc. through the acquisition date of September 1, 2015 (see Note 2). The decrease in rental income for the year ended February 29, 2016 is primarily due to the absence of sublease income related to a capital lease the Company terminated in the fourth quarter of Fiscal 2015 (see Note 12). Miscellaneous for the year ended February 28, 2014 includes income of $4,370 related to an unanticipated settlement payment that a customer made to Hirschmann subsequent to the expiration of a contract.

t)Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of

Long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with ASC 360 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to their estimated fair market value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Refer to Note 1(p) for the discussion of the impairment of long-lived assets held in Venezuela for the year ended February 28, 2015. Refer to Note 1(k) for the discussion of the ASC 360 impairment analysis and results for the year ended February 28, 2014. There were no impairments of long-lived assets recorded during the year ended February 29, 2016.

u)Accounting for Stock-Based Compensation

The Company has a stock-based compensation plan under which employees and non-employee directors may be granted incentive stock options ("ISO's") and non-qualified stock options ("NQSO's") to purchase shares of Class A common stock. Under the plan, the exercise price of the ISO's granted to a ten percent stockholder cannot be less than 110% of the fair market value of the Company's Class A common stock or greater than 110% of the market value of the Company's Class A common stock on the date of grant. The exercise price of all other Options and SAR awards may not be less than 100% of the fair market value of the Company's Class A common stock on the date of grant. If an Option or SAR is granted pursuant to an assumption of, or substitution for, another option or SAR pursuant to a Corporate Transaction, and in a manner consistent with Section 409A of the Code, the exercise or strike price may be less than 100% of the fair market value on the date of grant. The plan permits for options to be exercised at various intervals as determined by the Board of Directors. However, the maximum expiration period is ten years from date of grant. The vesting requirements are determined by the Board of Directors at the time of grant.  Exercised options are issued from authorized Class A common stock.  As of February 29, 2016, approximately 1,376,000 shares were available for future grants under the terms of these plans.

Options are measured at the fair value of the award at the date of grant and are recognized as an expense over the requisite service period. Compensation expense related to stock-based awards with vesting terms are amortized using the straight-line attribution method.

The Company granted 125,000 options in October 2014, which vested on October 16, 2015, expire two years from date of vesting (October 16, 2017), have an exercise price equal to $7.76, $0.25 above the sales price of the Company’s stock on the day prior to the date of grant, have a contractual term of 3.0 years and a grant date fair value of $2.78 per share determined based upon a Black-Scholes valuation model. These options are included in the outstanding options and warrants table below and are exercisable at February 29, 2016.

In addition, the Company issued 15,000 warrants in October 2014 to purchase the Company’s common stock with the same terms as those of the options above as consideration for future legal and professional services. These warrants are included in the outstanding options and warrants table below and are exercisable at February 29, 2016.

The Company granted 256,250 options during December of 2012, which vested on July 1, 2013, expire two years from date of vesting (June 30, 2015), have an exercise price equal to $6.79, $0.25 above the sales price of the Company's stock on the day prior to the date of grant, have a contractual term of 2.5 years and a grant date fair value of $1.99 per share, determined on a Black-Scholes valuation model (refer to the tables below for assumptions used to determine fair value). All of these options were exercised before their expiration date.

In addition, the Company issued 17,500 warrants during December of 2012 to purchase the Company's common stock with the same terms as those of the options above as consideration for future legal and professional services. These warrants were all exercised before their expiration date.

The per share weighted-average fair value of stock options granted during the year ended  February 28, 2015 was $2.78 on the date of grant. There were no stock options granted during the years ended February 29, 2016 and February 28, 2014.

The fair value of stock options and warrants on the date of grant, and the assumptions used to estimate the fair value of the stock options and warrants using the Black-Scholes option valuation model granted during the year was as follows:

Year Ended
February 28, 2015
Dividend yield	0%
Volatility	56.0%
Risk-free interest rate	0.80%
Expected life (years)	3.0

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

The Company recognized stock-based compensation expense (before deferred income tax benefits) for awards granted under the Company’s stock option plans in the following line items in the Consolidated Statement of Operations and Comprehensive Income (Loss):

	Year Ended	Year Ended	Year Ended
	February 29, 2016	February 28, 2015	February 28, 2014
Cost of sales	$12	$9	$10
Selling expense	55	39	50
General and administrative expenses	143	111	300
Engineering and technical support	16	3	3
Stock-based compensation expense before income tax benefits	$226	$162	$363

Net income was impacted by $142 (after tax), $102 (after tax) and $228 (after tax) in stock based compensation expense or $0.01, $0.00 and $0.01 per diluted share for the years ended February 29, 2016, February 28, 2015 and February 28, 2014, respectively.

Information regarding the Company's stock options and warrants are summarized below:

	Number of Shares	Weighted- Average Exercise Price
Outstanding and exercisable at February 28, 2013	917,823	$6.85
Granted	—	—
Exercised	(838,619)	6.85
Forfeited/expired	—	—
Outstanding and exercisable at February 28, 2014	79,204	6.85
Granted	140,000	7.76
Exercised	(15,000)	6.79
Forfeited/expired	—	—
Outstanding and exercisable at February 28, 2015	204,204	7.46
Granted	—	—
Exercised	(64,204)	6.79
Forfeited/expired	(8,750)	7.76
Outstanding and exercisable at February 29, 2016	131,250	$7.76

The Company had no unrecognized compensation costs at February 29, 2016.

Summarized information about stock options outstanding as of February 29, 2016 is as follows:

			Stock Options Outstanding
Exercise Price Range			Number of Shares	Weighted- Average Exercise Price of Shares	Weighted- Average Life Remaining in Years
7.76	-	7.76	131,250	$7.76	1.83

The aggregate pre-tax intrinsic value (the difference between the Company’s average closing stock price for the last quarter of Fiscal 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 29, 2016 was $0.  This amount changes based on the fair market value of the Company’s stock.  The total intrinsic values of options exercised for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 were $128, $26 and $4,671, respectively

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

During Fiscal 2014, the Company established the Supplemental Executive Retirement Plan ("SERP") (refer to Note 10(b)) and granted 84,588 shares of restricted stock under this plan. The restricted stock was granted based on certain performance criteria and vest on the later of three years from the date of participation in the SERP, or the grantee reaching the age of 65 years. During Fiscal 2015 and Fiscal 2016, an additional 118,058 and 79,268 shares of restricted stock were granted under the SERP, respectively. These shares were also granted based on certain performance criteria and vest on the later of three years from the date of grant or the grantee reaching the age of 65 years. Upon vesting, the shares will be issued to the grantee or settled in cash, at the Company's sole option. The grantee cannot transfer the rights to receive shares before the restricted shares vest. There are no market conditions inherent in the award, only an employee performance requirement, and the service requirement that the respective employee continues employment with the Company through the vesting date. The Company will expense the cost of the restricted stock awards on a straight-line basis over the requisite service period of each employee or a maximum of 12.75 years. For these purposes, the fair market value of the restricted stock, $13.62, $7.77 and $8.13, respectively, were determined based on the mean of the high and low price of the Company's common stock on the grant dates.

The following table presents a summary of the Company's restricted stock activity for the year ended February 29, 2016:

	Number of shares (in thousands)	Weighted Average Grant Date Fair Value
Balance at February 28, 2013	33,334	$7.60
Granted	84,588	$13.62
Vested	(33,334)	$7.60
Forfeited	—	$—
Balance at February 28, 2014	84,588	$13.62
Granted	118,058	7.77
Vested	—	—
Forfeited	—	—
Balance at February 28, 2015	202,646	$10.21
Granted	79,268	$8.13
Vested	—	$—
Forfeited	(10,090)	$10.08
Balance at February 29, 2016	271,824	$9.61

During the years ended February 29, 2016, February 28, 2015 and February 28, 2014 the Company recorded $633, $359 and $278, respectively, in stock-based compensation related to restricted stock awards. As of February 29, 2016, unrecognized stock-based compensation expense related to unvested restricted stock awards was $1,238 and will be recognized over the requisite service period of each employee or a maximum of 12.75 years.

v)Accumulated Other Comprehensive Loss

	Foreign Exchange Losses	Unrealized losses on investments, net of tax	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship	Total
Balance at 2/28/13	$(5,340)	$(59)	$(1,031)	$(67)	$(6,497)
Other comprehensive income (loss) before reclassifications	5,575	(15)	(288)	(319)	4,953
Reclassified from accumulated other comprehensive loss	—	—	—	(329)	(329)
Net current-period other comprehensive income (loss)	5,575	(15)	(288)	(648)	4,624
Balance at 2/28/14	$235	$(74)	$(1,319)	$(715)	$(1,873)
Other comprehensive income (loss) before reclassifications	(33,170)	(27)	(1,423)	3,638	(30,982)
Reclassified from accumulated other comprehensive loss	—	—	—	(380)	(380)
Net current-period other comprehensive income (loss)	(33,170)	(27)	(1,423)	3,258	(31,362)
Balance at 2/28/15	$(32,935)	$(101)	$(2,742)	$2,543	$(33,235)
Other comprehensive income (loss) before reclassifications	(5,702)	20	640	28	(5,014)
Reclassified from accumulated other comprehensive loss	—	—	—	(2,468)	(2,468)
Net current-period other comprehensive income (loss)	(5,702)	20	640	(2,440)	(7,482)
Balance at 2/29/16	$(38,637)	$(81)	$(2,102)	$103	$(40,717)

During the years ended February 29, 2016, February 28, 2015 and February 28, 2014, the Company recorded tax related to unrealized losses on investments of $0, pension plan adjustments of $312, $678 and $91, respectively and derivatives designated in a hedging relationship of $(636), $1,240 and $195, respectively.

Included in foreign exchange gains (losses) for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 was $(3,992), $(10,720) and $(2,310), respectively, resulting from translating the financial statements of the Company's non-U.S. Dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar, as well as approximately $(2,722), $(20,537) and $5,889, respectively, resulting from the remeasurement of an intercompany loan, payable in Euro, which is of a long-term investment nature, from certain subsidiaries whose functional currency is not the U.S. Dollar. Intercompany loans and transactions that are of a long-term investment nature are remeasured and resulting gains and losses shall be reported in the same manner as translation adjustments. Within foreign exchange losses in other comprehensive (loss) income for the years ended February 29, 2016, February 28, 2015 and February 28, 2014, the Company recorded (losses) gains of $(4,177), $(31,173), and $6,999, respectively, related to the Euro; $(788), $(1,026), and $(1,567), respectively, related to the Canadian Dollar; $(692), $(820) and $(350), respectively, for the Mexican Peso, as well as $(45), $(151) and $493, respectively, for various other currencies. These adjustments were caused by the strengthening of the U.S. Dollar against the Euro, Canadian Dollar and the Mexican Peso between 3% and 21% in Fiscal 2016, 13% and 21% in Fiscal 2015, and the weakening of the U.S. Dollar against the Euro, and strengthening of the U.S. Dollar against the Canadian Dollar and Mexican Peso between 4% and 8% in Fiscal 2014.

w)New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenues from Contracts with Customers (Topic 606)," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements comprehensive information about the nature, amounts, timing and uncertainty of revenue and cash flows arising from a company's contracts with customers. In August, 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. Retrospective or modified retrospective application of the accounting standard is required. The Company is currently evaluating the impact of the standard on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." This update provides clarifying guidance regarding the application of ASU 2014-09 when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The amendments in the update clarify the implementation guidance on principal versus agent considerations. The update is effective, along with ASU 2014-09, for annual and interim periods beginning after December 15, 2017. The Company is reviewing its policies and processes to ensure compliance with the requirements in this update with regard to operations.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new standard is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect this standard to have a significant impact on its consolidated financial statements upon adoption.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes.”  This update simplifies the presentation of deferred income taxes, by requiring that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. This update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted, and the guidance can be applied either prospectively or retrospectively.  The Company has adopted this guidance during Fiscal 2016 on a prospective basis in order to simplify balance sheet classification.  Prior period amounts have not been retrospectively adjusted.

In January 2016, the FASB issued ASU 2016-01  "Recognition and Measurement of Financial Assets and Financial Liabilities," which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company is currently evaluating the impact, if any, the adoption of ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In March 2016, the FASB issued ASU 2016-05, "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force)." ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for the Company for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect that the adoption of ASU 2016-05 will have a material impact on its consolidated financial statements.
In March 2016, FASB issued ASU No. 2016-07, "Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting," which eliminates the retroactive adjustments to an investment upon it qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence by the investor. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2016-07 is not expected to have a material effect on the Company's consolidated financial statements.

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company is required to adopt the amendments in the first quarter of 2017, with early adoption permitted. If early adoption is elected, all amendments must be adopted in the same period. The manner of application varies by the various provisions of the guidance, with certain provisions applied on a retrospective or modified retrospective approach, while others are applied prospectively. The Company is currently evaluating the impact of these amendments and the transition alternatives on its consolidated financial statements.

2)           Business Acquisitions

EyeLock

Effective September 1, 2015 ("the Closing Date"), Voxx completed its acquisition of a 54% voting equity interest in substantially all of the assets and certain specified liabilities of Eyelock, Inc. and Eyelock Corporation (collectively the “Seller”), a market leader of iris-based identity authentication solutions, through a newly-formed entity Eyelock LLC.  Eyelock LLC acquired substantially all of the assets and certain specified liabilities of the Seller for a total purchase consideration of $31,880, which consisted of a cash payment of $15,504, assignment of the fair value of the indebtedness owed to the Company by the Seller of $4,676 and the fair value of the non-controlling interest of $12,900, reduced by $1,200 for amounts owed to the LLC by the selling shareholders. Additionally, units in Eyelock LLC were issued to certain executives of EyeLock LLC. The fair value of these units is recorded as compensation expense over the requisite service period of two years. This acquisition allows the Company to enter into the growing biometrics market. The fair value of the non-controlling interest was determined, with the assistance of a third party valuation expert, by grossing up the consideration transferred for the controlling interest by the voting equity interest percentage (adjusted for certain distribution thresholds required until a return of capital is achieved). The Company considered all the rights and preferences of the different classes of security holders and determined that there was no evidence of any disproportionate allocation of cash flow between the controlling and non-controlling interest at the date of acquisition. The adjusted controlling interest percentage in the fair value calculation amounted to 61%. The non-controlling interest of $12,900, valued at 39%, did not contain any further discount for lack of control. The Company believes the bargain gain implied in the transaction would eliminate any further discount for lack of control.

In connection with the closing, the Company entered into a Loan Agreement with Eyelock LLC. The terms of the Loan Agreement allow Eyelock LLC to borrow up to $10,000, bearing interest at 10%, which can be increased by $2,000. The Loan Agreement provides for a maximum monthly borrowing of $1,000 for working capital purposes related to new business opportunities. Amounts outstanding under the Loan Agreement are due on September 1, 2017. The Loan Agreement includes customary events of default and is collateralized by all of the property of Eyelock LLC.

Net sales attributable to EyeLock LLC in the Company's consolidated statements of operations for the year ended February 29, 2016 were approximately $143.

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

The acquisition of substantially all of the assets of Eyelock Inc. and Eyelock Corporation resulted in a bargain purchase gain of $4,679, which was recognized in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended February 29, 2016. Prior to the recognition of the bargain purchase gain, the Company reassessed the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. The Company believes it was able to acquire those assets of Eyelock Inc. and EyeLock Corporation for less than their fair value due to the distressed financial position of the company, its inability to secure additional financing to support its ongoing operations, and the lack of potential bidders for the entity prior to the Voxx's acquisition.

The fair values assigned to the intangible assets acquired and their related amortization periods are as follows:

	September 1, 2015	Amortization Period (Years)
Developed technology	$31,290	11.5 years
Tradename	8,435	Indefinite
Customer relationships	3,470	15.5 years
Non-compete agreement	585	5.0 years
	$43,780

The fair values of the intangible assets acquired are measured using Level 3 inputs and are determined using variations of the income approach such as the discounted cash flows, multi-period excess earnings and relief from royalty valuation methods. Significant inputs and assumptions used in determining the fair values of the intangible assets acquired include management’s projections of future revenues, earnings and cash flows from Eyelock LLC, a weighted average cost of capital and distributor rates, customer attrition rates, royalty rates and technological obsolescence rates. A change in these inputs and assumptions may cause a significant impact on the fair values of the intangible assets acquired and the resulting bargain purchase gain.

Acquisition related costs relating to this transaction of $800 were expensed as incurred during year ended February 29, 2016, and are included in acquisition-related costs on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Pro-forma Financial Information

The following unaudited pro-forma financial information for the years ended February 29, 2016 and February 28, 2015 represents the results of the Company's operations as if EyeLock LLC was included for the years of Fiscal 2016 and Fiscal 2015. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods.

	Year Ended
	February 29, 2016	February 28, 2015
Net sales:
As reported	$680,746	$757,498
Pro forma	681,861	763,317
Net loss:
As reported	$(2,682)	$(942)
Pro forma	(12,098)	(6,073)
Basic loss per share:
As reported	$(0.11)	$(0.04)
Pro forma	(0.50)	(0.25)
Diluted loss per share:
As reported	$(0.11)	$(0.04)
Pro forma	(0.50)	(0.25)
Average shares - basic	24,172,710	24,330,361
Average shares - diluted	24,172,710	24,330,361

The above pro-forma results include certain adjustments for the periods presented to adjust the financial results and give consideration to the assumption that the acquisition occurred on March 1, 2014. These adjustments include costs such as an estimate for amortization associated with intangible assets acquired, the removal of interest expense, as well as rent and utility expenses on debt and property leases not assumed, and the movement of expenses and gains specific to the acquisition from Fiscal 2016 to Fiscal 2015. These pro-forma results of operations have been estimated for comparative purposes only and may not reflect the actual results of operations that would have been achieved had the transaction occurred on the date presented or be indicative of results to be achieved in the future.
Audited financial statements of the business acquired for the year ended December 31, 2014 and unaudited financial statements for the period ended June 30, 2015, as well as the related pro forma financial information, is not yet available but will be filed, when available, with the Securities and Exchange Commission on an amendment to the Company’s Form 8-K dated September 8, 2015.

3)	Variable Interest Entities

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

Effective September 1, 2015, Voxx acquired a majority voting interest in substantially all of the assets and certain specified liabilities of Eyelock, Inc. and Eyelock Corporation, a market leader of iris-based identity authentication solutions, through a newly-formed entity, Eyelock LLC (See Note 2). We have determined that we hold a variable interest in EyeLock LLC as a result of:

•our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and

•a loan agreement with EyeLock LLC, executed in conjunction with the acquisition, in which the subsidiary may borrow funds of up to $10,000 from Voxx for working capital purposes, which can be increased by $2,000. The loan bears interest at 10% and has a maximum monthly borrowing capacity of $1,000, The outstanding balance of the loan as of February 29, 2016 was $9,104.
We concluded that we became the primary beneficiary of EyeLock LLC on September 1, 2015 in conjunction with the acquisition. This was the first date that we had the power to direct the activities of EyeLock LLC that most significantly impact the economic performance of the entity because we acquired a majority interest in substantially all of the assets and certain liabilities of EyeLock Inc. and EyeLock Corporation on this date, as well as obtained a majority voting interest as a result of this transaction. Although we are considered to have control over EyeLock LLC under ASC 810, as a result of our majority ownership interest, the assets of EyeLock LLC can only be used to satisfy the obligations of the subsidiary. As a result of our majority ownership interest in the entity and our primary beneficiary conclusion, we consolidated EyeLock LLC in our consolidated financial statements beginning on September 1, 2015. Prior to September 1, 2015, EyeLock Inc. and EyeLock Corporation were not required to be consolidated in our consolidated financial statements, as we concluded that we were not the primary beneficiary of these entities prior to that time.

Assets and Liabilities of EyeLock LLC In accordance with ASC 810, the consolidation of EyeLock LLC was treated as an acquisition of assets and liabilities and, therefore, the assets and liabilities of EyeLock LLC were included in our consolidated financial statements at their fair value as of September 1, 2015. Refer to Note 2 for the fair value of the assets and liabilities of EyeLock LLC on the acquisition date and the discussion of purchase accounting procedures performed.

 The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheet as of February 29, 2016:

February 29, 2016
Assets
Current assets:
Cash and cash equivalents	$20
Accounts receivable, net	195
Inventory, net	304
Prepaid expenses and other current assets	256
Total current assets	775
Property, plant and equipment, net	302
Intangible assets, net	42,249
Total assets	$43,326
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$746
Accrued expenses and other current liabilities	1,103
Total current liabilities	1,849
Long-term debt	9,104
Other long-term liabilities	1,200
Total liabilities	12,153
Commitments and contingencies
Partners' equity:
Capital	39,841
Retained earnings	(8,668)
Total partners' equity	31,173
Total liabilities and partners' equity	$43,326

The assets of EyeLock LLC can only be used to satisfy the obligations of EyeLock LLC.

Revenue and Expenses of EyeLock LLC The following table sets forth the revenue and expenses of EyeLock LLC that were included in our Consolidated Statements of Operations for the year ended February 29, 2016:

Year ended February 29, 2016
Net sales	$143
Cost of sales	11
Gross profit	132
Operating expenses:
Selling	877
General and administrative	3,239
Engineering and technical support	4,393
Total operating expenses	8,509
Operating loss	(8,377)
Interest and bank charges	(294)
Other, net	3
Loss before income taxes	(8,668)
Income tax expense	—
Net loss	$(8,668)

4)	Receivables from Vendors

The Company has recorded receivables from vendors in the amount of $2,519 and $3,622 as of February 29, 2016 and February 28, 2015, respectively. Receivables from vendors represent prepayments on product shipments and product reimbursements, as well as a balance due from one of the Company's suppliers related to the replacement of remote start devices for Subaru (refer to Note 1(o)).

5)	Equity Investment

The Company has a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary ("ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the Automotive industry, including RV’s; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles. ASC 810 requires the Company to evaluate non-consolidated entities periodically, and as circumstances change, to determine if an implied controlling interest exists. During Fiscal 2016, the Company evaluated this equity investment and concluded that this is still a variable interest entity and the Company is not the primary beneficiary.  ASA’s fiscal year end is November 30, 2015, however, the results of ASA as of and through February 29, 2016 have been recorded in the consolidated financial statements.

The Company's share of income from ASA for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 was $6,538, $5,866 and $6,070, respectively.   In addition, the Company received cash distributions from ASA totaling $6,237, $4,846 and $2,960 during the years ended February 29, 2016, February 28, 2015 and February 28, 2014, respectively.

Undistributed earnings from equity investments included in retained earnings amounted to $16,623 and $16,322 at February 29, 2016 and February 28, 2015, respectively.

Net sales transactions between the Company and ASA were $1,608, $2,565 and $949 for the years ended February 29, 2016, February 28, 2015 and February 28, 2014, respectively. Accounts receivable balances from ASA were $72 and $229 as of February 29, 2016 and February 28, 2015, respectively.

6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	February 29, 2016	February 28, 2015
Commissions	$818	$740
Employee compensation	21,514	24,356
Professional fees and accrued settlements	3,405	2,206
Future warranty	8,806	8,317
Freight and duty	2,935	3,291
Payroll and other taxes	2,071	2,406
Royalties, advertising and other	11,199	10,428
Total accrued expenses and other current liabilities	$50,748	$51,744

In August 2003, the Company entered into a call/put option agreement with certain employees of Voxx Germany, whereby these employees could acquire up to a maximum of 20% of the Company's stated share capital in Voxx Germany at a call price equal to the same proportion of the actual price paid by the Company for Voxx Germany. The agreement was amended in April 2014, fixing the put price at €3,000 and the call price at €0, with the put subject only to downward adjustments for losses incurred by Voxx Germany, beginning in Fiscal 2015. The put options become immediately exercisable upon (i) the sale of Voxx Germany or (ii) the termination of employment or death of the employee. Beginning in Fiscal 2015 and for each fiscal year thereafter, the employees will also receive a dividend equal to 20% of Voxx Germany's net after tax profits. Accordingly, the Company recognizes compensation expense based on 20% of the after tax net profits of Voxx Germany, subject to certain tax treatment adjustments as defined in the agreement, representing the annual dividend. The balance of the call/put option included in Accrued Expenses and Other Current Liabilities on the Consolidated Balance Sheets at February 29, 2016 and February 28, 2015 was $3,614 and $3,765, respectively, and is included within employee compensation in the table above. Compensation expense for these options amounted to $357, $451 and $580 for the years ended February 29, 2016, February 28, 2015 and February 28, 2014, respectively.

Also included in Accrued Expenses and Other Current Liabilities on the Consolidated Balance Sheet at February 28, 2015 was an accrual for restructuring charges of $1,134. These charges represented termination benefits related to a headcount reduction announced by the Company in the fourth quarter of Fiscal 2015. The accrued benefits are included within employee compensation in the table above at February 28, 2015. These benefits were paid in the first quarter of Fiscal 2016. There were no restructuring charges accrued at February 29, 2016.

7)	Financing Arrangements

The Company has the following financing arrangements:

	February 29, 2016	February 28, 2015
Domestic credit facility (a)	$72,300	$67,700
Construction loan (b)	9,223	—
Euro asset-based lending obligation (c)	5,412	4,087
Schwaiger mortgage (d)	892	1,152
Klipsch note (e)	262	421
Woodview Trace mortgage (f)	5,720	6,500
Voxx Germany mortgage (g)	4,710	5,627
Hirschmann line of credit (h)	998	—
Total debt	99,517	85,487
Less: current portion of long-term debt	8,826	6,032
Total long-term debt	$90,691	$79,455

a)Domestic Bank Obligations

From March 1, 2015 through January 14, 2016, the Company had a senior secured revolving credit facility (the "Credit Facility") with an aggregate availability of $200,000, consisting of a revolving credit facility of $200,000, with a $30,000 multicurrency revolving credit facility sublimit, a $25,000 sublimit for Letters of Credit and a $10,000 sublimit for Swingline Loans. On January 15, 2016, the Company amended and restated its credit agreement (the "Amended Facility"). The Amended Facility reduces the aggregate amount of the senior secured credit facility to $125,000, which now consists of a revolving credit facility of $125,000, with a $30,000 multicurrency revolving credit facility sublimit, a $15,625 sublimit for Letters of Credit and a $6,250 sublimit for Swingline Loans. The Credit Facility is due on January 9, 2019; however, it is subject to acceleration upon the occurrence of an Event of Default (as defined in the Credit Agreement).

Generally, the Company may designate specific borrowings under the Credit Facility as either Alternate Base Rate Loans or LIBOR Rate Loans, except that Swingline Loans may only be designated as Alternate Base Rate Loans. VOXX International (Germany) GmbH may only borrow euros, and only as LIBOR rate loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.00 - 2.00% based upon leverage, as defined in the agreement. Loans designated as Alternate Base Rate loans shall bear interest at a rate equal to the base rate plus an applicable margin ranging from 0.00 - 1.00% based on excess availability in the borrowing base. As of February 29, 2016, the interest rate on the facility was 2.64%.

The Credit Facility requires compliance with financial covenants calculated as of the last day of each fiscal quarter consisting of a Total Leverage Ratio and a Consolidated EBIT to Consolidated Interest Expense Ratio.

The Credit Facility contains covenants that limit the ability of certain entities of the Company to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or exit a substantial portion of their respective businesses; (iv) make any material change in the nature of their business; (v) prepay or otherwise acquire indebtedness; (vi) cause any change of control; (vii) make any restricted payments; (viii) change their fiscal year or method of accounting; (ix) make advances, loans or investments; (x) enter into or permit any transaction with an affiliate of certain entities of the Company; or (xi) use proceeds for certain items. As of February 29, 2016, the Company was in compliance with all debt covenants.

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

As of February 29, 2016, $72,300 was outstanding under the line. Charges incurred on the unused portion of the Credit Facility and its predecessor revolving credit facility during the years ended February 29, 2016, February 28, 2015 and February 28, 2014 totaled $321, $297 and $151, respectively, and are included within Interest and Bank Charges on the Consolidated Statement of Operations and Comprehensive Income (Loss).

The Company incurred debt financing costs totaling approximately $8,200 as a result of entering into and amending the Credit Facility during Fiscal 2013 and Fiscal 2014, which were recorded as deferred financing costs. The Company accounted for these amendments as modifications of debt and added these costs to the remaining financing costs related to the original credit facility. The Fiscal 2016 amendment to the Credit Facility was also accounted for as a modification of debt; however, as the Company reduced the borrowing base of the Amended Facility, unamortized deferred financing costs of $1,309 were written off and charged to Interest and Bank Charges in the Consolidated Statement of Operations and Comprehensive Income (Loss). In conjunction with the Fiscal 2016 amendment of the Credit Facility, additional financing costs of $125 were incurred and have been added to the remaining unamortized deferred financing costs related the previous credit facilities. These deferred financing costs are included in other assets on the accompanying Consolidated Balance Sheets and are being amortized through Interest and Bank Charges in the Consolidated Statement of Operations and

Comprehensive Income (Loss) over the remaining term of the Amended Facility, which expires on January 9, 2019. During the years ended February 29, 2016, February 28, 2015 and February 28, 2014, the Company amortized $1,074, $1,117 and $1,377 of these costs, respectively.

On April 26, 2016, the Company has amended and restated the Amended Facility ("Second Amended Facility"). The Second Amended Facility provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000; a $15,000 sublimit for Letters of Credit; a $15,000 sublimit for Swingline Loans and a Term Loan in the amount of $15,000.

The Term Loan shall be repayable in consecutive quarterly installments of $938 commencing on July 1, 2016 through April 1, 2020. All other amounts outstanding under the Second Amended Facility will mature and become due on April 26, 2021. The Company may prepay any amounts outstanding at any time, subject to payment of certain breakage and redeployment costs relating to LIBOR Rate Loans; provided that the Term Loan shall not be voluntarily prepaid except as set forth in the agreement. The commitments under the Second Amended Facility may be irrevocably reduced at any time, without premium or penalty as set forth in the agreement.

Generally, the Company may designate specific borrowings under the Second Amended Facility as either Base Rate Loans or LIBOR Rate Loans, except that Swingline Loans may only be designated as Base Rate Loans. Loans under the Second Amended Facility designated as LIBOR Rate Loans shall bear interest at a rate equal to the then-applicable LIBOR Rate plus a range of 1.75% - 2.25%. Loans under the Second Amended Facility designated as Base Rate Loans shall bear interest at a rate equal to the applicable margin for Base Rate Loans of 0.75% - 1.25%, as defined in the agreement. Amounts outstanding in respect of the Term Loan shall bear interest at a rate equal to either (as selected by the Company pursuant to the agreement) (a) the then-applicable LIBOR Rate (not to be less than 0.00%) plus 4.25% or (b) the then-applicable Base Rate plus 3.25%.

The Second Amended Facility requires compliance with financial covenants calculated as of the last day of each fiscal quarter consisting of a Fixed Charge Coverage Ratio. The Second Amended Facility also contains covenants that limit the ability of the Loan Parties and certain of their Subsidiaries which are not Loan Parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any Change of Control; (ix) make any Restricted Junior Payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an Affiliate of any Borrower or any of their Subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; (xv) consign or sell any of their inventory on certain terms.

The Obligations under the Loan Documents are secured by a general lien on and security interest in substantially all of the assets of the Borrowers and certain of the Guarantors, including accounts receivable, equipment, real estate, general intangibles and inventory. The Company has guaranteed the obligations of the Borrowers under the Credit Agreement.

b)Construction Mortgage

On July 1, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida (the “Construction Loan”).  Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority and will make principal and interest payments to Wells Fargo beginning March 1, 2016 through March of 2026. The Construction Loan was considered a revolving loan during construction and became a permanent mortgage when the building was completed and ready for occupancy in January 2016. The Company made interest payments on the outstanding balance of the Construction Loan through February 29, 2016, at which time monthly principal and interest payments commenced and will continue to be made through the loan maturity date. The Construction Loan bears interest at 70% of 1-month LIBOR plus 1.54% (1.35% at February 29, 2016) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The financial covenants of the Construction Loan are as defined in the Company’s Credit Facility with Wells Fargo dated March 14, 2012.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Construction Loan, which are recorded as deferred financing costs and included in Other Assets on the accompanying Consolidated Balance Sheet and are being amortized through Interest and Bank Charges in the Consolidated Statement of Operations and Comprehensive Income (Loss) over the ten year term of the Construction Loan. During the year ended February 29, 2016, the Company amortized $21 of these costs.

On July 20, 2015, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure related to the Construction Loan and will pay a fixed rate of 3.48% under the swap agreement beginning on March 1, 2016 coinciding with the start of principal and interest payments (See Note 1 e)).

c)Euro Asset-Based Lending Obligation

Foreign bank obligations include a financing arrangement totaling 20,000 Euros and consisting of a Euro accounts receivable factoring arrangement (see Note 1(h)) and a Euro Asset-Based Lending ("ABL") (up to 60% of eligible non-factored accounts receivable) credit facility for the Company's subsidiary, Voxx Germany, which expires on October 31, 2016.  The rate of interest is the three month Euribor plus 1.6% (1.4% at February 29, 2016). As of February 29, 2016, the amount of non-factored accounts receivable exceeded the amounts outstanding under this obligation.

d)Schwaiger Mortgage

In January 2012, the Company's Schwaiger subsidiary purchased a building, entering into a mortgage note payable. The mortgage note bears interest at 3.75% and will be fully paid by December 2019.

e)Klipsch Notes

This balance represents a mortgage on a facility included in the assets acquired in connection with the Klipsch acquisition on March 1, 2011 and assumed by Voxx. The balance at February 29, 2016 is $262 and will be fully paid by the end of Fiscal 2018.

f)Woodview Trace Mortgage

During Fiscal 2013, the Company purchased the building housing Klipsch's headquarters in Indianapolis, IN and in Fiscal 2014, the Company refinanced the mortgage with Wells Fargo for an amount totaling $7,800. The mortgage is due in May 2023 and the interest rate is equal to the 1-month LIBOR plus 2.25%. The Company entered into an interest rate swap agreement in order to hedge interest rate exposure and pays a fixed rate of 3.92% under the agreement. On April 26, 2016, in conjunction with the amendment and restatement of the Company's Amended Facility ("Second Amended Facility"), the outstanding balance of this mortgage was paid in full.

g)Voxx Germany Mortgage

Included in this balance is a mortgage on the land and building housing Voxx Germany's headquarters in Pulheim, Germany, which was entered into in January 2013. The mortgage bears interest at 2.85%, payable in twenty-six quarterly installments through June 2019.

h)Hirschmann Line of Credit

In December, 2014, Hirschmann entered into an agreement for a €8,000 working capital line of credit with a financial institution. The line of credit is payable on demand and is mutually cancelable. The rate of interest is the three month Euribor plus 2% (1.80% at February 29, 2016). Hirschmann and Voxx Germany are joint and severally liable for the line of credit balance, which is also guaranteed by VOXX International Corporation.

The following is a maturity table for debt and bank obligations outstanding at February 29, 2016:

2017	$8,826
2018	2,322
2019	2,322
2020	74,902
2021	2,602
Thereafter	8,543
Total	$99,517

The weighted-average interest rate on short-term debt was 3.44% for both Fiscal 2016 and 2015. Interest expense for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 was $4,336, $4,522 and $5,210, respectively, of which $2,126 and $1,957 was related to the Credit Facility for the years ended February 29, 2016 and February 28, 2015, respectively.

8)    Income Taxes

The components of income before the provision for income taxes are as follows:

	Year Ended	Year Ended	Year Ended
	February 29, 2016	February 28, 2015	February 28, 2014
Domestic Operations	$(11,499)	$(3,278)	$(27,488)
Foreign Operations	3,701	3,974	833
	$(7,798)	$696	$(26,655)

The (benefit) provision for income taxes is comprised of the following:

	Year Ended	Year Ended	Year Ended
	February 29, 2016	February 28, 2015	February 28, 2014
Current provision (benefit)
Federal	$(415)	$(5,337)	$5,210
State	10	(428)	446
Foreign	3,530	4,722	2,923
Total current provision (benefit)	$3,125	$(1,043)	$8,579
Deferred (benefit) provision
Federal	$(5,540)	$2,524	$(5,235)
State	1,395	765	(778)
Foreign	(715)	(608)	(2,624)
Total deferred (benefit) provision	$(4,860)	$2,681	$(8,637)
Total (benefit) provision
Federal	$(5,955)	$(2,813)	$(25)
State	1,405	337	(332)
Foreign	2,815	4,114	299
Total (benefit) provision	$(1,735)	$1,638	$(58)

The effective tax rate before income taxes varies from the current statutory U.S. federal income tax rate as follows:

	Year Ended		Year Ended		Year Ended
	February 29, 2016		February 28, 2015		February 28, 2014
Tax provision at Federal statutory rates	$(2,729)	35.0%	$243	35.0%	$(9,329)	35.0%
State income taxes, net of Federal benefit	1,100	(14.0)	891	127.9	126	(0.5)
Change in valuation allowance	1,344	(17.2)	4,330	622.0	868	(3.3)
Change in tax reserves	101	(1.3)	(6,076)	(872.8)	(387)	1.5
Non-controlling interest	1,183	(15.2)	—	—	—	—
Bargain purchase gain	(1,638)	21	—	—	—	—
Worthless stock deduction	—	—	—	—	(2,664)	10.0
Impairment of non-deductible goodwill	—	—	—	—	11,257	(42.2)
US effects of foreign operations	(309)	3.9	1,503	215.9	(828)	3.1
Permanent differences and other	(442)	5.7	(1,371)	(196.9)	2,016	(7.6)
Venezuela TICC devaluation	—	—	2,486	357.1	—	—
Change in tax rate	172	(2.2)	198	28.4	(614)	2.3
Research & development credits	(453)	5.8	(272)	(39.1)	(248)	0.9
Tax credits	(64)	0.8	(294)	(42.2)	(255)	1.0
Effective tax rate	$(1,735)	22.3%	$1,638	235.3%	$(58)	0.2%

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	February 29, 2016	February 28, 2015
Deferred tax assets:
Accounts receivable	$388	$223
Inventory	3,711	2,668
Property, plant and equipment	—	2,680
Accruals and reserves	3,849	798
Deferred compensation	1,424	2,480
Warranty reserves	2,373	2,270
Unrealized gains and losses	614	1,750
Partnership investments	—	695
Foreign and state operating losses	6,440	5,202
Foreign tax credits	2,712	1,502
Other tax credits	2,393	1,200
Deferred tax assets before valuation allowance	23,904	21,468
Less: valuation allowance	(12,341)	(11,451)
Total deferred tax assets	11,563	10,017
Deferred tax liabilities:
Property, plant and equipment	(1)	—
Intangible assets	(38,543)	(40,720)
Partnership investments	(1,678)	—
Prepaid expenses	(1,465)	(1,970)
Deferred financing fees	(227)	(274)
Total deferred tax liabilities	(41,914)	(42,964)
Net deferred tax liability	$(30,351)	$(32,947)

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

During Fiscal 2016, the Company concluded it could no longer realize its U.S. deferred tax asset on a more-likely-than-not basis. The Company recorded a valuation allowance against its U.S. deferred tax assets and maintains a valuation in certain foreign jurisdictions. The Company's valuation allowance increased by $890 during the year ended February 29, 2016, or which $1,344 was recorded within the provision for income taxes in the accompanying Consolidated Statement of Operations. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

As of February 29, 2016, the Company has not provided for U.S. federal and foreign withholding taxes of approximately $15,526 on its foreign subsidiaries, cumulative undistributed earnings in Germany as such earnings are indefinitely reinvested overseas. If these future earnings are repatriated to the United States, or if the Company determines that such earnings will be remitted in the foreseeable future, additional tax provisions may be required. Due to the complexities of the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income tax provisions that may be required. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in undistributed earnings is not practicable to determine at this time.

The Company has U.S. federal net operating losses of $21,443, which expire in Fiscal 2036 if not utilized. The Company has foreign tax credits of $2,328 which expire in tax year 2025 and 2026. The Company has various foreign net operating loss carryforwards, state net operating loss carryforwards, and state tax credits that expire in various years and amounts through tax year 2036.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance at February 28, 2013	$11,463
Additions based on tax positions taken in the current and prior years	4,210
Settlements	(29)
Lapse in statute of limitations	(77)
Recognition of excess tax benefits	(1,002)
Balance at February 28, 2014	$14,565
Additions based on tax positions taken in the current and prior years	7,538
Settlements	(142)
Decreases based on tax positions taken in the prior years	(6,562)
Other	(824)
Balance at February 28, 2015	$14,575
Additions based on tax positions taken in the current and prior years	1,366
Settlements	—
Decreases based on tax positions taken in prior years	(915)
Other	(554)
Balance at February 29, 2016	$14,472

Of the amounts reflected in the table above at February 29, 2016, $8,940, if recognized, would reduce our effective tax rate. The Company records accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss). For the years ended February 29, 2016, February 28, 2015 and February 28, 2014, interest and penalties on unrecognized tax benefits were $23, $(166) and $39, respectively. The balance as of February 29, 2016 and February 28, 2015 was $648 and $626, respectively. We do not expect the unrecognized tax benefits to change significantly in the next 12 months.

The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statutes of limitations.  The earliest years' tax returns filed by the Company that are still subject to examination by the tax authorities in the major jurisdictions are as follows:

Jurisdiction	Tax Year

U.S.	2013
Netherlands	2012
Germany	2010

9)    Other Long-Term Liabilities

Included in other long-term liabilities are the non-current portions of a pension liability for an employer defined pension plan covering certain eligible Hirschmann employees (see Note 11(f)), as well as a retirement incentive accrual for certain Hirschmann employees.

10)	Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,899,370	21,873,790	one	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	ten	Ratably with Class A

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

Stock held in treasury by the Company is accounted for using the cost method which treats stock held in treasury as a reduction to total stockholders' equity and amounted to 2,168,074 and 2,129,450 shares at February 29, 2016 and February 28, 2015, respectively. The cost basis for subsequent sales of treasury shares is determined using an average cost method. During the years ended February 29, 2016 and February 28, 2015, the Company repurchased 39,529 and 315,443 shares, respectively, for an aggregate cost of $227 and $2,620, respectively. As of February 29, 2016, 1,383,271 shares of the Company's Class A common stock are authorized to be repurchased in the open market. During the year ended February 28, 2014, the Company did not purchase any shares.

11)	Other Stock and Retirement Plans

a)Restricted Stock Plan and Supplemental Executive Retirement Plan

The Company has restricted stock plans under which key employees and directors may be awarded restricted stock. Awards under the restricted stock plan may be performance-accelerated shares or performance-restricted shares. (See Note 1(u)).

As of February 29, 2016, approximately 1,376,000 shares of the Company's Class A common stock are reserved for issuance under the Company's Restricted and Stock Option Plans.

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

b)Profit Sharing Plans

The Company has established two non-contributory employee profit sharing plans for the benefit of its eligible employees in the United States and Canada. The plans are administered by trustees appointed by the Company. No contributions were made during the years ended February 29, 2016, February 28, 2015 and February 28, 2014. Contributions required by law to be made for eligible employees in Canada were not material for all periods presented.

c)401(k) Plans

The VOXX International 401(k) plan is for all eligible domestic employees. The Company matches a portion of the participant's contributions after three months of service under a predetermined formula based on the participant's contribution level. Shares of the Company's Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants' contributions. During the years ended February 29, 2016, February 28, 2015 and February 28, 2014, the Company contributed, net of forfeitures, $623, $629 and $215 to the 401(k) Plan.

d)Cash Bonus Profit Sharing Plan

During Fiscal 2009, the Board of Directors authorized a Cash Bonus Profit Sharing Plan that allows the Company to make profit sharing contributions for the benefit of eligible employees, for any fiscal year based on a pre-determined formula on the Company's pre-tax profits. The size of the contribution is dependent upon the performance of the Company. A participant’s share of the contribution is determined pursuant to the participant’s eligible wages for the fiscal year as a percentage of total eligible wages for all participants. There were no contributions made to the plan for the years ended February 29, 2016, February 28, 2015 and February 28, 2014.

e)Deferred Compensation Plan

Effective December 1, 1999, the Company adopted a Deferred Compensation Plan (the Plan) for Vice Presidents and above. The Plan is intended to provide certain executives with supplemental retirement benefits as well as to permit the deferral of more of their compensation than they are permitted to defer under the Profit Sharing and 401(k) Plans. The Plan provides for a matching contribution equal to 25% of the employee deferrals up to $20. On February 1, 2008, the Company temporarily suspended all matching contributions to contain operating expenses until economic conditions improve. The matching contributions have remained suspended for the years ended February 29, 2016, February 28, 2015 and February 28, 2014. The Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. All compensation deferred under the Plan is held by the Company in an investment trust which is considered an asset of the Company.  The Company has the option of amending or terminating the Plan at any time.

The investments, which amounted to $3,666 and $4,523 at February 29, 2016 and February 28, 2015, respectively, have been classified as long-term marketable securities and are included in investment securities on the accompanying consolidated balance sheets and a corresponding liability is recorded with $250 recorded in accrued expenses and the balance in deferred compensation which is classified as a long-term liability. Unrealized gains and losses on the marketable securities and corresponding deferred compensation liability net to zero in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

f)Defined Benefit Pension Plan

The Company sponsors an employer financed defined benefit pension plan ("the plan") at its Hirschmann subsidiary, which covers eligible regular full-time employees. The plan provides for retirement and disability benefits for participating employees, which are only granted if the participating employee is at least 25 years of age and has completed ten years of service. The retirement age as it pertains to the plan is 65. Benefits available under the plan are generally determined by years of service and the levels of compensation during those years. In October 1994, the benefits under this plan were closed to new participants and pension benefits continue to accrue only for previously existing plan members still employed by Hirschmann. The discount rate used for the valuation of the pension obligation at February 29, 2016 and February 28, 2015 was 2.00% and 1.65%, respectively. No contributions were made to the plan during the years ended February 29, 2016, February 28, 2015 or February 28, 2014, and the plan has no assets. The unfunded balance of the plan at February 29, 2016 and February 28, 2015 is equal to the total plan liability of $7,379 and $8,072, respectively.

Following is the reconciliation of the pension benefit obligation for the years ended February 29, 2016 and February 28, 2015.

Pension benefit obligation	Fiscal 2016	Fiscal 2015
Beginning balance	$8,072	$7,846
Interest cost	129	208
Benefits paid	(159)	(130)
Actuarial (gain) loss	(426)	1,640
Effect of foreign exchange	(237)	(1,492)
Ending balance	$7,379	$8,072

As of February 29, 2016 and February 28, 2015 the following amounts were recognized in the balance sheet and in accumulated other comprehensive income:

Balance Sheet	February 29, 2016	February 28, 2015
As a current liability	$193	$180
As a non-current liability	$7,186	$7,892

Accumulated Other Comprehensive Income	Fiscal 2016	Fiscal 2015
Actuarial (gain) loss	$(426)	$1,640

Pension expense for the years ended February 29, 2016, February 28, 2015 and February 28, 2014 comprised the following:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Interest cost	$129	$208	$262
	$129	$208	$262

Pension expense is recorded within General and Administrative Expenses on the Consolidated Statement of Operations and Comprehensive Income (Loss).

The benefits expected to be paid by the Company to retirees participating in the plan in each of the next five years and thereafter are as follows:

2016	$193
2017	220
2018	220
2019	260
2020	260
Thereafter	6,226
$7,379

12)	Lease Obligations

During 1996, the Company entered into a 30-year capital lease for a building with its principal shareholder and current chairman, which was the headquarters of the discontinued Cellular operation and had an expiration date of November 30, 2026. In December 2014, the building was purchased from Voxx's principal shareholder by an unrelated third party, causing the lease between Voxx and the shareholder to be terminated. As a result of the transaction, the Company realized a gain of $846, net of tax and net of a termination penalty of $573 paid to the shareholder at the termination date. The gain is recorded in Paid in Capital on the accompanying Consolidated Balance Sheet as of February 28, 2015. Total rental income earned from the sublease of this building for the years ended February 28, 2015 and February 28, 2014 was $462 and $634, respectively. We also lease another facility from our principal shareholder which expires on November 30, 2016 and is accounted for as an operating lease.

The Company leases a facility from its principal shareholder. At February 29, 2016, minimum annual rental payments on this related party operating lease are as follows:

2017	$635
2018	—
Total	$635

Total lease payments required under all related party leases for the five-year period ending February 28, 2019 are $635.

At February 29, 2016, the Company was obligated under non-cancellable capital and operating leases for equipment and warehouse facilities for minimum annual rental payments as follows:

Operating Leases
2017	$6,200
2018	2,319
2019	778
2020	598
2021	185
Thereafter	367
Total minimum lease payments	$10,447

Rental expense for the above-mentioned operating lease agreements and other leases on a month-to-month basis was $5,143, $5,648 and $5,474 for the years ended February 29, 2016, February 28, 2015 and February 28, 2014, respectively.

The Company has three capital leases with a total lease liability of $1,432 at February 29, 2016. These leases have maturities through Fiscal 2021.

13)	Financial Instruments

a)Off-Balance Sheet Risk

Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit principally to secure certain bank obligations and insurance policies. The Company had $0 open commercial letters of credit at February 29, 2016 and February 28, 2015. Standby letters of credit amounted to $917and $827 at February 29, 2016 and February 28, 2015.  The terms of these letters of credit are all less than one year. No material loss is anticipated due to nonperformance by the counter parties to these agreements. The fair value of the standby letters of credit is estimated to be the same as the contract values based on the short-term nature of the fee arrangements with the issuing banks.

At February 29, 2016, the Company had unconditional purchase obligations for inventory commitments of $96,641.  These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

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

At both February 29, 2016 and February 28, 2015, one customer accounted for approximately 5% of accounts receivable.  No one customer account for more than 10% of net sales during the years ended February 29, 2016, February 28, 2015 or February 28, 2014. The Company's five largest customers represented 31% of net sales during both of the years ended February 29, 2016 and February 28, 2015 and 29% for the year ended February 28, 2014.

A portion of the Company's customer base may be susceptible to downturns in the retail economy, particularly in the consumer electronics industry. Additionally, customers specializing in certain automotive sound, security and accessory products may be impacted by fluctuations in automotive sales.

14)	Financial and Product Information About Foreign and Domestic Operations

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
Our Consumer Accessories segment designs and markets remote controls; rechargeable battery packs; wireless and Bluetooth speakers; Singtrix karaoke products; 360 Fly® Action Cameras; EyeLock iris identification and security related products; personal sound amplifiers and A/V connectivity, portable/home charging, reception and digital consumer products.
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

Segment data for each of the Company's segments are presented below:

	Automotive	Premium Audio	Consumer Accessories	Corporate/ Eliminations	Total
Fiscal Year Ended February 29, 2016
Net sales	$351,665	$140,508	$187,272	$1,301	$680,746
Equity in income of equity investees	6,538	—	—	—	6,538
Interest expense and bank charges	5,811	8,979	5,766	(12,481)	8,075
Depreciation and amortization expense	7,327	3,477	2,904	2,130	15,838
Income (loss) before income taxes (a)	17,729	(9,219)	(17,044)	736	(7,798)

Fiscal Year Ended February 28, 2015
Net sales	$396,422	$165,812	$194,104	$1,160	$757,498
Equity in income of equity investees	5,866	—	—	—	5,866
Interest expense and bank charges	6,310	9,079	6,431	(14,969)	6,851
Depreciation and amortization expense	8,646	3,651	1,192	2,076	15,565
Income (loss) before income taxes (b)	2,196	2,979	(3,840)	(639)	696

Fiscal Year Ended February 28, 2014
Net sales	$412,531	$189,208	$206,319	$1,651	$809,709
Equity in income of equity investees	6,070	—	—	—	6,070
Interest expense and bank charges	7,166	8,219	9,988	(17,979)	7,394
Depreciation and amortization expense	8,442	3,611	2,412	1,718	16,183
Income (loss) before income taxes (c)	18,873	(34,337)	(11,652)	461	(26,655)

(a)
Included in the income (loss) before taxes for the year ended February 29, 2016 within the Consumer Accessories segment is the $4,679 gain on bargain purchase recognized in conjunction with the EyeLock transaction, as well as an impairment loss on intangible assets totaling $2,860. Included in the income (loss) before taxes for the year ended February 29, 2016 within the Premium Audio segment is an impairment loss on intangible assets totaling $6,210

(b)
Included in the income (loss) before taxes for the year ended February 28, 2015 within the Automotive segment is the $(7,396) remeasurement loss related to the Company's Venezuela government issued sovereign bonds and the impairment charge of $(9,304) related to investment properties in Venezuela.

(c)	Included in the income (loss) before taxes for the year ended February 28, 2014 within the Premium Audio segment is an impairment loss on goodwill totaling $32,163.

No one customer accounted for more than 10% of consolidated net sales during the years ended February 29, 2016, February 28, 2015 or February 28, 2014.

Geographic net sales information in the table below is based on the location of the selling entity. Long-lived assets, primarily fixed assets, are reported below based on the location of the asset.

	United States	Germany	Other	Total
Fiscal Year Ended February 29, 2016
Net sales	$461,606	$211,701	$7,439	$680,746
Long-lived assets	47,092	28,341	3,989	79,422

Fiscal Year Ended February 28, 2015
Net sales	$500,847	$246,173	$10,478	$757,498
Long-lived assets	35,835	29,952	3,996	69,783

Fiscal Year Ended February 28, 2014
Net sales	$542,697	$249,754	$17,258	$809,709
Long-lived assets	35,440	33,879	13,903	83,222

15)	Contingencies

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

The products the Company sells are continually changing as a result of improved technology.  As a result, although the Company and its suppliers attempt to avoid infringing known proprietary rights, the Company may be subject to legal proceedings and claims for alleged infringement by patent, trademark or other intellectual property owners.  Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, or require the Company to either enter into royalty or license agreements which are not advantageous to the Company, or pay material amounts of damages. As of February 29, 2016, the Company has recorded approximately $800 related to the infringement or potential infringement of certain trademarks and patents for which the Company is currently in the process of litigating or negotiating settlement. The Company believes the accrual is a reasonable estimate of the expenditures required to resolve these matters.

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

On November 25, 2015, the Defendants moved to dismiss the Amended Complaint for failure to state a claim. The motion to dismiss is presently pending before the Court.

16)	Unaudited Quarterly Financial Data

Selected unaudited, quarterly financial data of the Company for the years ended February 29, 2016 and February 28, 2015 appear below:

	Quarters Ended
	Feb 29, 2016	Nov 30, 2015	Aug 31, 2015	May 31, 2015
2016
Net sales	$169,683	$192,506	$154,174	$164,383
Gross profit	46,824	55,843	44,975	48,043
Net (loss) income attributable to Voxx International Corporation (a)	(5,351)	7,777	(4,394)	(714)

Net (loss) income per common share (basic)	(0.22)	0.32	(0.18)	(0.03)

Net (loss) income per common share (diluted)	(0.22)	0.32	(0.18)	(0.03)

	Quarters Ended
	Feb 28, 2015	Nov 30, 2014	Aug 31, 2014	May 31, 2014
2015
Net sales	$169,900	$223,356	$177,343	$186,899
Gross profit	49,456	68,957	52,404	53,053
Net (loss) income attributable to Voxx International Corporation (b)	(14,371)	15,622	(2,682)	489

Net (loss) income per common share (basic)	(0.60)	0.64	(0.11)	0.02

Net (loss) income per common share (diluted)	(0.60)	0.64	(0.11)	0.02

Net income per common share is computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for the years.

(a) Included in net (loss) income for the quarter ended August 31, 2015 are impairment charges of $6,210 related to intangible assets. Included in net (loss) income for the quarter ended November 30, 2015 is the gain on bargain purchase of $4,679 related to the EyeLock transaction. Included in net (loss) income for the quarter ended February 29, 2016 are impairment charges of $2,860 related to intangible assets.

(b) Included in net (loss) income for the quarter ended February 28, 2015 is the impairment charge of $(9,304) related to investment properties in Venezuela.

17)	Subsequent Events

Refer to Note 7 for discussion of the amendment and restatement of the Company's Amended Facility on April 26, 2016.

Venezuela Currency

On March 9, 2016, Venezuela's Vice President for Economic Area announced a new exchange agreement No. 35 (the “Exchange Agreement No. 35”).  Exchange Agreement No. 35 became effective on March 10, 2016 and will have a dual exchange rate for a controlled rate ("DIPRO") fixed at 10 Bolivar Fuerte/$1 for priority goods and services and a complimentary rate ("DICOM") starting at 206.92 Bolivar Fuerte/$1 for travel and other non-essential goods.  Exchange Agreement No. 35 will be effective for the Company's first quarter of Fiscal 2017 and we believe the Company will use the non-essential rate.

SCHEDULE II
VOXX INTERNATIONAL CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended February 29, 2016, February 28, 2015 and February 28, 2014
(In thousands)

Column A	Column B	Column C	Column D (b)		Column E
Description	Balance at Beginning of Year	Gross Amount Charged to Costs and Expenses	Reversals of Previously Established Accruals	Deductions (a)	Balance at End of Year
Year ended February 29, 2016
Allowance for doubtful accounts	$6,491	$1,044	$—	$755	$6,780
Cash discount allowances	1,190	24,630	—	24,743	1,077
Accrued sales incentives	14,097	28,428	(77)	30,009	12,439
Reserve for warranties and product repair costs	10,012	8,028	—	8,320	9,720
	$31,790	$62,130	$(77)	$63,827	$30,016
Year ended February 28, 2015
Allowance for doubtful accounts	$6,889	$(375)	$—	$23	$6,491
Cash discount allowances	1,189	29,040	—	29,039	1,190
Accrued sales incentives	17,401	34,159	(111)	37,352	14,097
Reserve for warranties and product repair costs	12,478	7,948	—	10,414	10,012
	$37,957	$70,772	$(111)	$76,828	$31,790
Year ended February 28, 2014
Allowance for doubtful accounts	$7,840	$673	$—	$1,624	$6,889
Cash discount allowances	1,231	28,993	—	29,035	1,189
Accrued sales incentives	16,821	35,991	(867)	34,544	17,401
Reserve for warranties and product repair costs	14,551	10,048	—	12,121	12,478
	$40,443	$75,705	$(867)	$77,324	$37,957

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

(b)	Column D includes $100 of liabilities acquired during our EyeLock acquisition.

Exhibit Number	Description

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

10.1
Second Amended and Restated Credit Agreement by and among Voxx Accessories Corp., Voxx Electronics Corp., Code Systems Inc., Invision Automotive Systems Inc. and Klipsch Group Inc., as Borrowers, the Company, as Parent, the Lenders that are signatories, as the Lenders and Wells Fargo Bank, National Association, as Administrative Agent dated as of April 26, 2016

10.2
Security Agreement, dated as of April 26, 2016, by and among VOXX International Corporation and certain of its wholly owned subsidiaries as Obligors and Wells Fargo Bank, National Association as Administrative Agent.

21	Subsidiaries of the Registrant (filed herewith).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Consolidated Financial Report of Audiovox Specialized Applications LLC (ASA) as of November 30, 2015 and 2014 and for the Years Ended November 30, 2015, 2014 and 2013 (filed herewith).

99.2	Audit Opinion of Grant Thornton LLP for Audiovox Specialized Applications LLC (ASA) as of and for the year ended November 30, 2014 (filed herewith).

99.3	Audit Opinion of Grant Thornton LLP for Audiovox Specialized Applications LLC (ASA) as of and for the year ended November 30, 2013 (filed herewith).

101
The following materials from VOXX International Corporation's Annual Report on Form 10-K for the period ended February 29, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets , (ii), the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

(d)  All other schedules are omitted because the required information is shown in the financial statements or notes thereto or because they are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

May 16, 2016	By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick M. Lavelle Patrick M. Lavelle	President; Chief Executive Officer (Principal Executive Officer) and Director	May 16, 2016
/s/ Charles M. Stoehr Charles M. Stoehr	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	May 16, 2016
/s/ John J. Shalam John J. Shalam	Chairman of the Board of Directors	May 16, 2016
/s/ Paul C. Kreuch, Jr. Paul C. Kreuch, Jr.	Director	May 16, 2016
/s/ Denise Gibson Denise Gibson	Director	May 16, 2016
/s/ Peter A. Lesser Peter A. Lesser	Director	May 16, 2016
/s/ Ari Shalam Ari Shalam	Director	May 16, 2016
/s/ Fred Klipsch Fred Klipsch	Director	May 16, 2016