Form 10-K/A
period 2016-02-29
VOXX International Corp
filed 2016-06-20
CIK 807707

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III -  (Items 10, 11, 12, 13 and 14) Proxy Statement for Annual Meeting of Stockholders to be filed on or before June 10, 2016.

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K for the period ended February 29, 2016 (the “Form 10-K”) is to add Exhibits 23, representing the consent of Grant Thornton LLP, as well as Exhibits 99.4 and 99.5, representing the consents of Grant Thornton LLP and RSM, respectively, related to the Consolidated Financial Reports of ASA Specialized Applications, LLC. The consents were not issued as of the Company's Form 10-K filing date of May 16, 2016 because of the Company's inability to timely file the amended Form 8-K related to its acquisition of a 54% voting equity interest in all of the intellectual property, substantially all other assets, as well as the assumption of certain specified liabilities of EyeLock, Inc. and its subsidiary EyeLock Corporation on September 1, 2015. The amended 8-K was filed on June 10, 2016.

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

VOXX INTERNATIONAL CORPORATION

June 20, 2016	By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer