Form 10-Q
period 2016-05-31
VOXX International Corp
filed 2016-07-11
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-28839

VOXX International Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-1964841 (IRS Employer Identification No.)
2351 J Lawson Blvd., Orlando, Florida (Address of principal executive offices)	32824 (Zip Code)
(800) 654-7750 (Registrant's telephone number, including area code)
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
Yes   ☒ No   ☐

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of July 8, 2016
Class A Common Stock	21,899,370	Shares
Class B Common Stock	2,260,954	Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	May 31, 2016	February 29, 2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$8,558	$11,767
Accounts receivable, net	78,894	87,055
Inventory, net	150,638	144,028
Receivables from vendors	1,894	2,519
Prepaid expenses and other current assets	16,437	17,256
Income tax receivable	1,605	1,426
Total current assets	258,026	264,051
Investment securities	10,054	10,206
Equity investments	22,221	21,949
Property, plant and equipment, net	79,932	79,422
Goodwill	105,729	104,349
Intangible assets, net	184,020	185,022
Deferred income taxes	23	23
Other assets	2,197	2,168
Total assets	$662,202	$667,190
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$57,848	$55,790
Accrued expenses and other current liabilities	43,446	50,748
Income taxes payable	1,807	4,081
Accrued sales incentives	12,630	12,439
Current portion of long-term debt	10,989	8,826
Total current liabilities	126,720	131,884
Long-term debt, net of debt issuance costs	91,923	88,169
Capital lease obligation	1,301	1,381
Deferred compensation	4,034	4,011
Other tax liabilities	5,092	4,997
Deferred tax liabilities	28,839	30,374
Other long-term liabilities	10,441	10,480
Total liabilities	268,350	271,296
Commitments and contingencies (see Note 22)
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 19)	—	—
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 24,067,444 shares issued and 21,899,370 shares outstanding at both May 31, 2016 and February 29, 2016	256	256
Class B Convertible, $.01 par value, 10,000,000 authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	294,373	294,038
Retained earnings	150,639	154,947
Non-controlling interest	6,813	8,524
Accumulated other comprehensive loss	(37,075)	(40,717)
Treasury stock, at cost, 2,168,074 shares of Class A Common Stock at both May 31, 2016 and February 29, 2016	(21,176)	(21,176)
Total stockholders' equity	393,852	395,894
Total liabilities and stockholders' equity	$662,202	$667,190
See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
 (In thousands, except share and per share data)
(unaudited)

	Three Months Ended May 31,
	2016	2015
Net sales	$155,456	$164,383
Cost of sales	109,355	116,340
Gross profit	46,101	48,043
Operating expenses:
Selling	12,664	13,038
General and administrative	27,071	27,691
Engineering and technical support	13,479	8,079
Total operating expenses	53,214	48,808
Operating loss	(7,113)	(765)
Other (expense) income:
Interest and bank charges	(1,695)	(1,567)
Equity in income of equity investees	1,808	1,618
Other, net	(512)	276
Total other (expense) income, net	(399)	327
Loss before income taxes	(7,512)	(438)
Income tax (benefit) expense	(1,392)	276
Net loss	(6,120)	(714)
Less: net loss attributable to non-controlling interest	(1,812)	—
Net loss attributable to Voxx International Corporation	$(4,308)	$(714)
Other comprehensive income (loss):
Foreign currency translation adjustments	4,196	(2,797)
Derivatives designated for hedging	(491)	(664)
Pension plan adjustments	(58)	52
Unrealized holding loss on available-for-sale investment securities, net of tax	(5)	(4)
Other comprehensive income (loss), net of tax	3,642	(3,413)
Comprehensive loss attributable to Voxx International Corporation	$(666)	$(4,127)

Net loss per common share attributable to Voxx International Corporation (basic)	$(0.18)	$(0.03)
Net loss per common share attributable to Voxx International Corporation (diluted)	$(0.18)	$(0.03)
Weighted-average common shares outstanding (basic)	24,160,324	24,153,859
Weighted-average common shares outstanding (diluted)	24,160,324	24,153,859

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended May 31,
	2016	2015
Cash flows from operating activities:
Net loss	(6,120)	$(714)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,549	3,497
Amortization of debt discount	204	279
Bad debt expense	98	97
Bank charges on refinanced debt	13	—
Gain on forward contracts	(324)	(1,287)
Loss on interest rate swap unwind	114	—
Equity in income of equity investees	(1,808)	(1,618)
Distribution of income from equity investees	1,536	1,235
Deferred income tax (benefit) expense	(1,379)	101
Non-cash compensation adjustment	288	(258)
Non-cash stock based compensation expense	175	230
Venezuela currency devaluation on investment securities	—	23
(Gain) loss on sale of property, plant and equipment	(5)	200
Changes in operating assets and liabilities:
Accounts receivable	8,715	12,711
Inventory	(5,153)	855
Receivables from vendors	741	(1,152)
Prepaid expenses and other	254	3,132
Investment securities-trading	177	433
Accounts payable, accrued expenses, accrued sales incentives and other liabilities	(6,163)	(17,485)
Income taxes payable	(2,456)	209
Net cash (used in) provided by operating activities	(6,544)	488
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,297)	(4,455)
Proceeds from sale of property, plant and equipment	5	13
Proceeds from sale of intangible asset	—	50
Increase in notes receivable	—	(1,250)
Sale of short term investments	—	251
Net cash used in investing activities	(2,292)	(5,391)
Cash flows from financing activities:
Principal payments on capital lease obligation	(119)	(81)
Repayment of bank obligations	(39,368)	(63,049)
Borrowings on bank obligations	44,390	66,265
Proceeds from exercise of stock options	—	225
Net cash provided by financing activities	4,903	3,360
Effect of exchange rate changes on cash	724	150
Net decrease in cash and cash equivalents	(3,209)	(1,393)
Cash and cash equivalents at beginning of period	11,767	8,448
Cash and cash equivalents at end of period	$8,558	$7,055

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

(1)    Basis of Presentation

The accompanying unaudited interim consolidated financial statements of VOXX International Corporation and Subsidiaries ("Voxx" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented.  The results of operations are not necessarily indicative of the results to be expected for the full fiscal year or any interim period.  These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 29, 2016. Certain amounts in the prior year have been reclassified to conform to the current year presentation.

We operate in three reportable segments, Automotive, Premium Audio and Consumer Accessories. See Note 21 for the Company's segment reporting disclosures.

(2)    Acquisitions

EyeLock

Effective September 1, 2015 ("the Closing Date"), Voxx completed its acquisition of a 54% voting equity interest in substantially all of the assets and certain specified liabilities of Eyelock, Inc. and Eyelock Corporation (collectively the “Seller”), a market leader of iris-based identity authentication solutions, through a newly-formed entity, Eyelock LLC.  Eyelock LLC acquired substantially all of the assets and certain specified liabilities of the Seller for a total purchase consideration of $31,880, which consisted of a cash payment of $15,504, assignment of the fair value of the indebtedness owed to the Company by the Seller of $4,676 and the fair value of the non-controlling interest of $12,900, reduced by $1,200 for amounts owed to the LLC by the selling shareholders. Additionally, units in Eyelock LLC were issued to certain executives of EyeLock LLC. The fair value of these units is recorded as compensation expense over the requisite service period of two years. This acquisition allows the Company to enter into the growing biometrics market. The fair value of the non-controlling interest was determined, with the assistance of a third party valuation expert, by grossing up the consideration transferred for the controlling interest by the voting equity interest percentage (adjusted for certain distribution thresholds required until a return of capital is achieved). The Company considered all the rights and preferences of the different classes of security holders and determined that there was no evidence of any disproportionate allocation of cash flow between the controlling and non-controlling interest at the date of acquisition. The adjusted controlling interest percentage in the fair value calculation amounted to 61%. The non-controlling interest of $12,900, valued at 39%, did not contain any further discount for lack of control. The Company believes the bargain gain implied in the transaction would eliminate any further discount for lack of control.

In connection with the closing, the Company entered into a Loan Agreement with Eyelock LLC. The terms of the Loan Agreement allow Eyelock LLC to borrow funds, bearing interest at 10%, which can be used for working capital purposes related to new business opportunities. Amounts outstanding under the Loan Agreement are due on September 1, 2017. The Loan Agreement includes customary events of default and is collateralized by all of the property of Eyelock LLC.

Net sales attributable to EyeLock LLC in the Company's consolidated statements of operations for the three months ended May 31, 2016 were approximately $47.

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

The acquisition of substantially all of the assets and certain specified liabilities of Eyelock, Inc. and Eyelock Corporation resulted in a bargain purchase gain of $4,679, which was recognized in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss) during the third quarter of Fiscal 2016. Prior to the recognition of the bargain purchase gain, the Company reassessed the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. The Company believes it was able to acquire those assets of Eyelock LLC for less than their fair value due to the distressed financial position of the company, its inability to secure additional financing to support its ongoing operations, and the lack of potential bidders for the entity prior to Voxx's acquisition.

The fair values assigned to the intangible assets acquired and their related amortization periods are as follows:

	September 1, 2015	Amortization Period (Years)
Developed technology	$31,290	11.5 years
Tradename	8,435	Indefinite
Customer relationships	3,470	15.5 years
Non-compete agreement	585	5 years
	$43,780

The fair values of the intangible assets acquired were measured using Level 3 inputs and were determined using variations of the income approach, such as the discounted cash flows and relief of royalty valuation methods. Significant inputs and assumptions used in determining the fair values of the intangible assets acquired included management’s projections of future revenues, earnings and cash flows from Eyelock LLC, a weighted average cost of capital and distributor rates, customer attrition rates, royalty rates and technological obsolescence rates. A change in these inputs and assumptions may cause a significant impact on the fair values of the intangible assets acquired and the resulting bargain purchase gain.

Acquisition related costs relating to this transaction of $800 were expensed as incurred during year ended February 29, 2016.

The results of EyeLock LLC's operation have been included in the Company's consolidated financial statements since the date of acquisition.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Pro-forma Financial Information

The following unaudited pro-forma financial information for the three months ended May 31, 2015 represents the results of the Company's operations as if EyeLock LLC was included for the full three months of the first quarter of Fiscal 2016. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during the period.

Three Months Ended May 31,
2015
Net sales:
As reported	$164,383
Pro forma	165,388
Net loss attributable to Voxx International Corporation:
As reported	$(714)
Pro forma	(3,322)
Basic income per share:
As reported	$(0.03)
Pro forma	(0.14)
Diluted income per share:
As reported	$(0.03)
Pro forma	(0.14)
Average shares - basic	24,153,859
Average shares - diluted	24,153,859

The above pro-forma results include certain adjustments for the periods presented to adjust the financial results and give consideration to the assumption that the acquisition occurred on March 1, 2014. These adjustments include costs such as an estimate for amortization associated with intangible assets acquired, the adjustment of interest expense, as well as rent and utility expenses on debt and property leases not assumed. These pro-forma results of operations have been estimated for comparative purposes only and may not reflect the actual results of operations that would have been achieved had the transaction occurred on the date presented or be indicative of results to be achieved in the future.

(3)    Net Income (Loss) Per Common Share

Basic net income (loss) per common share is based upon the weighted-average common shares outstanding during the period.  Diluted net income (loss) per common share reflects the potential dilution that would occur if common stock equivalent securities or other contracts to issue common stock were exercised or converted into common stock.

There are no reconciling items which impact the numerator of basic and diluted net income (loss) per common share.  A reconciliation between the denominator of basic and diluted net income(loss) per common share is as follows:

	Three Months Ended May 31,
	2016	2015
Weighted-average common shares outstanding	24,160,324	24,153,859
Effect of dilutive securities:
Stock options and warrants	—	—
Weighted-average common shares and potential common shares outstanding	24,160,324	24,153,859

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Restricted stock, stock options and warrants of 413,164 and 406,850 for the three months ended May 31, 2016 and 2015, respectively, were not included in the net income (loss) per diluted share calculation because the exercise price of these restricted stock, stock options and warrants was greater than the average market price of the Company’s common stock during these periods or their inclusion would have been anti-dilutive.

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
Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets measured at fair value on a recurring basis at May 31, 2016:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$8,558	$8,558	$—
Derivatives
Designated for hedging	$(536)	$—	$(536)
Investment securities:
Trading securities	$3,739	$3,739	$—
Available-for-sale securities	15	15	—
Other investments at amortized cost (a)	6,300	—	—
Total investment securities	$10,054	$3,754	$—

The following table presents assets measured at fair value on a recurring basis at February 29, 2016:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$11,767	$11,767	$—
Derivatives
Designated for hedging	$30	$—	$30
Investment securities:
Trading securities	$3,917	$3,917	$—
Available-for-sale securities	18	18	—
Other investments at amortized cost (a)	6,271	—	—
Total investment securities	$10,206	$3,935	$—

(a)
Included in this balance are investments in two non-controlled corporations accounted for at cost (see Note 5). The fair values of these investments would be based upon Level 3 inputs. At May 31, 2016 and February 29, 2016, it is not practicable to estimate the fair values of these items.

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
Derivative Instruments
The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases, local operating expenses, as well as its general economic exposure to foreign currency fluctuations created in the normal course of business. The Company also has two interest rate swap agreements as of May 31, 2016, one of which hedges interest rate exposure related to the forecasted outstanding borrowings on a portion of its senior secured credit facility ("the Amended Credit Facility"), and a second that hedges interest rate exposure related to the forecasted outstanding balance of its construction mortgage, with monthly payments due through March 2026. A third interest rate swap agreement that also hedged interest rate exposure related the Amended Credit Facility, expired in April 2016 with a fair value of $0 on the date of expiration, and a fourth agreement, which hedged interest rate exposure related to the forecasted outstanding balance of one of its mortgage notes, was unwound in April 2016 when that mortgage was paid in full (see Note 14). The fair value of this interest rate swap agreement on the date it was unwound was $(114), which was charged to interest expense in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). The remaining swap agreement related to the Amended Credit Facility locks the Company's LIBOR rate at 0.515% (exclusive of credit spread) through the swap's maturity date of February 28, 2017. The swap agreement related to the Company's construction loan locks the interest rate on the debt at 3.48% (inclusive of credit spread) through the maturity date of the loan. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts range from 1 - 9 months and are classified in the balance sheet according to their terms. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either assets or liabilities based on the fair value of the instruments at the end of the period.
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is recognized as incurred through Other Income (Expense) in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) and amounted to $(50) for the three months ended May 31, 2016, respectively, and $52 for the three months ended May 31, 2015, respectively.
Financial Statement Classification
The Company holds derivative instruments that are designated as hedging instruments. The following table discloses the fair value as of May 31, 2016 and February 29, 2016 of derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	May 31, 2016	February 29, 2016
Designated derivative instruments
Foreign currency contracts	Accrued expenses and other current liabilities	$(159)	$(98)
	Prepaid expenses and other current assets	190	989
Interest rate swap agreements	Other long term liabilities	(572)	(862)
	Prepaid expenses and other current assets	5	1

Total derivatives		$(536)	$30

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Cash flow hedges

During Fiscal 2016, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $30,333 and are designated as cash flow hedges at May 31, 2016. The current outstanding notional values of the Company's two interest rate swaps at May 31, 2016 are $15,000 and $9,488. For cash flow hedges, the effective portion of the gain or loss is reported as a component of Other Comprehensive Income (Loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three months ended May 31, 2016 and 2015 was as follows:

	Three months ended			Three months ended
	May 31, 2016			May 31, 2015
	Pretax Gain(Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (a)	Gain (Loss)for Ineffectiveness in Other Income	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain Reclassified from Accumulated Other Comprehensive Income (a)	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$(818)	$324	$(50)	$491	$1,287	$52
Interest rate swaps	$180	$(114)	$—	$(48)	$—	$—
(a) Gains and losses related to foreign currency contracts are reclassified to cost of sales. Gains and losses related to interest rate swaps are reclassified to interest expense.

The net loss recognized in Other Comprehensive Income (Loss) for foreign currency contracts is expected to be recognized in cost of sales within the next twenty-one months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. As of May 31, 2016, no foreign currency contracts originally designated for hedge accounting were de-designated or terminated.

(5)    Investment Securities

As of May 31, 2016 and February 29, 2016, the Company had the following investments:

	May 31, 2016			February 29, 2016
	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value
Investment Securities
Marketable Securities
Trading
Deferred Compensation	$3,739	$—	$3,739	$3,917	$—	$3,917
Available-for-sale
Cellstar	—	15	15	—	18	18
Held-to-maturity Investment	—	—	—	—	—	—
Total Marketable Securities	3,739	15	3,754	3,917	18	3,935
Other Investments	6,300	—	6,300	6,271	—	6,271
Total Investment Securities	$10,039	$15	$10,054	$10,188	$18	$10,206

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

A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.  The Company considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other-than-temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company's intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value. No other-than-temporary losses were incurred by the Company during the three months ended May 31, 2016 or 2015.

Other Long-Term Investments

Other long-term investments include investments in two non-controlled corporations accounted for by the cost method. As of May 31, 2016, the Company's investments in Rx Networks and 360fly, Inc. (formerly EyeSee360, Inc.) totaled $1,847 and $4,453, respectively, or a total investment balance of $6,300. We held 12.5% and 4.7% of the outstanding shares of Rx Networks and 360fly, Inc., respectively, at May 31, 2016. No additional investment was made in either of these companies during the three months ended May 31, 2016.

(6)    Accumulated Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive losses consist of the following:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Foreign Exchange Gains (Losses)	Unrealized gains (losses) on investments, net of tax	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 29, 2016	$(38,637)	$(81)	$(2,102)	$103	$(40,717)
Other comprehensive income (loss) before reclassifications	4,196	(5)	(58)	(382)	3,751
Reclassified from accumulated other comprehensive income (loss)	—	—	—	(109)	(109)
Net current-period other comprehensive income (loss)	4,196	(5)	(58)	(491)	3,642
Balance at May 31, 2016	$(34,441)	$(86)	$(2,160)	$(388)	$(37,075)

During the three months ended May 31, 2016, the Company recorded tax (benefit) expense related to unrealized losses on investments of $0, pension plan adjustments of $0 and derivatives designated in a hedging relationship of $(329).

Included in foreign exchange gains for the three months ended May 31, 2016 was $1,416, resulting from translating the financial statements of the Company’s non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar, as well as approximately, $2,408 resulting from the remeasurement of an intercompany loan, payable in Euros, which is of a long-term investment nature. Remaining gains or losses pertain to the remeasurement of intercompany transactions of a long-term investment nature, with certain subsidiaries whose functional currency is not the U.S. dollar. Intercompany loans and transactions that are of a long-term investment nature are remeasured and resulting gains and losses shall be reported in the same manner as translation adjustments. Within foreign exchange gains in Other Comprehensive Income (Loss) for the three months ended May 31, 2016, the Company recorded gains of $3,680 related to the Euro, $499 for the Canadian dollar and $17 for various other currencies. These adjustments were caused by the weakening of the U.S. dollar against the Euro and Canadian dollar by approximately 3% for the three months ended May 31, 2016.

(7)    Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	Three Months Ended May 31,
	2016	2015
Non-cash investing and financing activities:
Capital expenditures funded by long-term obligations	$—	$1,109
Mortgage settlement funded by long-term obligations	5,590	—
Interest expense funded by long-term obligations	225	—
Deferred financing costs funded by long-term obligations	1,753	—
Cash paid during the period:
Interest (excluding bank charges)	$488	$592
Income taxes (net of refunds)	$2,288	$112

(8)    Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Company’s Form 10-K for the fiscal year ended February 29, 2016.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The Company granted 125,000 options in October 2014, which vested on October 16, 2015, expire two years from date of vesting (October 15, 2017), have an exercise price equal to $7.76, $0.25 above the sales price of the Company’s stock on the day prior to the date of grant, have a contractual term of 3.0 years and a grant date fair value of $2.78 per share determined based upon a Black-Scholes valuation model. These options are included in the outstanding options and warrants table below and are exercisable at May 31, 2016.

In addition, the Company issued 15,000 warrants in October 2014 to purchase the Company’s common stock with the same terms as those of the options above as consideration for future legal and professional services. These warrants are included in the outstanding options and warrants table below and are exercisable at May 31, 2016.

During the three months ended May 31, 2016, there were no stock-based compensation costs or professional fees recorded by the Company and there were no unrecognized compensation costs or professional fees as of May 31, 2016 related to stock options and warrants.

Information regarding the Company's stock options and warrants is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at February 29, 2016	131,250	$7.76
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Outstanding and exercisable at May 31, 2016	131,250	$7.76	1.38

A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates prior to the release of the restrictions. In Fiscal 2014, the Company established a Supplemental Executive Retirement Plan (SERP) and granted 84,588 shares of restricted stock under this plan. During Fiscal 2015 and Fiscal 2016, an additional 118,058 and 79,268 shares of restricted stock were granted under the SERP, respectively. These shares were granted based on certain performance criteria and vest on the later of three years from the date of grant (or three years from the date of participation in the SERP with respect to the Fiscal 2014 grants), or the grantee reaching the age of 65 years. The shares will also vest upon termination of the grantee's employment by the Company without cause, provided that the grantee, at the time of termination, has been employed by the Company for at least 10 years. Upon vesting, the shares will be issued to the grantee or settled in cash, at the Company's sole option. The grantee cannot transfer the rights to receive shares before the restricted shares vest. There are no market conditions inherent in the award, only an employee performance requirement, and the service requirement that the respective employee continues employment with the Company through the vesting date. The Company expenses the cost of the restricted stock awards on a straight-line basis over the requisite service period of each employee or a maximum of 12.75 years. For these purposes, the fair market values of the restricted stock, $13.62, $7.77 and $8.13, respectively, were determined based on the mean of the high and low price of the Company's common stock on the grant dates.

The following table presents a summary of the Company's restricted stock activity for the three months ended May 31, 2016:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at February 29, 2016	271,824	$9.61
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at May 31, 2016	271,824	$9.61

During the three months ended May 31, 2016, the Company recorded $175 in stock-based compensation related to restricted stock awards. As of May 31, 2016, there was $1,063 of unrecognized stock-based compensation expense related to unvested restricted stock awards.

(9)    Supply Chain Financing

The Company has four supply chain financing agreements ("factoring agreements") that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The factored balances for all four agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three months ended May 31, 2016, net of discounts, were $59,044, compared to $65,025 for the three months ended May 31, 2015, respectively.

(10)    Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $10,256 for the three months ended May 31, 2016 compared to $4,972 for the three months ended May 31, 2015 net of customer reimbursement, and are included within Engineering and Technical Support Expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company enters into development and long-term supply agreements with certain of its OEM ("Original Equipment Manufacturer") customers. Reimbursements of the development services are recorded based upon the milestone method of revenue recognition provided certain criteria are met. Amounts due from OEM customers for development services are reflected as a reduction of research and development expense because the performance of contract development services is not central to the Company's operations. For the three months ended May 31, 2016 and 2015, the Company recorded $460 and $1,781, respectively, of development service reimbursements as a reduction of research and development expense based upon the achievement of a milestone.

(11)    Goodwill and Intangible Assets

The change in goodwill by segment is as follows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Automotive:	Amount
Beginning balance at March 1, 2016	$57,816
Currency translation	1,380
Balance at May 31, 2016	$59,196

Gross carrying amount at May 31, 2016	$59,196
Accumulated impairment charge	—
Net carrying amount at May 31, 2016	$59,196

Premium Audio:
Beginning balance at March 1, 2016	$46,533
Activity during the period	—
Balance at May 31, 2016	$46,533

Gross carrying amount at May 31, 2016	$78,696
Accumulated impairment charge	(32,163)
Net carrying amount at May 31, 2016	$46,533

Total Goodwill, net	$105,729

Note: The Company's Consumer Accessories segment did not carry a goodwill balance at May 31, 2016 or February 29, 2016.

At May 31, 2016, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$65,910	$24,888	$41,022
Trademarks/Tradenames	415	390	25
Developed technology	31,290	2,041	29,249
Patents	8,812	4,348	4,464
License	1,400	1,400	—
Contract	2,141	1,644	497
Total finite-lived intangible assets	$109,968	$34,711	75,257
Indefinite-lived intangible assets
Trademarks			108,763
Total net intangible assets			$184,020

At February 29, 2016, intangible assets consisted of the following:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$65,290	$23,527	$41,763
Trademarks/Tradenames	415	389	26
Developed technology	31,290	1,360	29,930
Patents	8,638	4,079	4,559
License	1,400	1,400	—
Contract	2,141	1,615	526
Total finite-lived intangible assets	$109,174	$32,370	76,804
Indefinite-lived intangible assets
Trademarks			108,218
Total net intangible assets			$185,022

The Company recorded amortization expense of $2,051 and $1,275 for the three months ended May 31, 2016 and 2015, respectively. The estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding years ending May 31, 2021 is as follows:

Fiscal Year	Amount
2018	$8,131
2019	8,033
2020	7,917
2021	7,863
2022	7,669

(12)    Equity Investment

As of May 31, 2016 and February 29, 2016, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA.  Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	May 31, 2016	February 29, 2016
Current assets	$45,481	$44,097
Non-current assets	5,585	5,658
Current liabilities	6,624	5,857
Members' equity	44,442	43,898
	Three Months Ended May 31,
	2016	2015
Net sales	$24,975	$24,882
Gross profit	7,897	7,429
Operating income	3,607	3,226
Net income	3,616	3,236

The Company's share of income from ASA was $1,808 and $1,618 for the three months ended May 31, 2016 and 2015, respectively.

(13)    Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date provision for income taxes with the effective tax rate that the Company expects to achieve for the full year. The Company’s annual effective tax rate for Fiscal 2017 excluding discrete items is estimated to be 19.9% (which includes U.S., state and local and foreign taxes) based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries. The Company's projected annual effective tax rate (excluding discrete items) is lower than the statutory rate of 35% primarily due to income taxed in foreign jurisdictions at lower tax rates, the non-controlling interest related to EyeLock LLC, expected realization of certain deferred tax assets based on forecasted income and an income tax provision resulting from the increase in deferred tax liabilities related to indefinite-lived intangible assets.

For the three months ended May 31, 2016, the Company recorded an income tax benefit of $1,392, which consisted of U.S., state and local and foreign taxes, including a discrete tax provision of $102 for the three months ended May 31, 2016. The discrete tax provision for the three months ended May 31, 2016 relates to the accrual of interest for unrecognized tax benefits. For the three months ended May 31, 2015, the Company recorded an income tax provision of $276.

The effective tax rate for the three months ended May 31, 2016 was a benefit of (18.5)%, compared to a provision of 62.9% in the comparable prior period.  At May 31, 2016, the Company had an uncertain tax position liability of $5,092, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S federal, state and local and foreign tax issues.

(14)    Inventory

Inventories by major category are as follows:

	May 31, 2016	February 29, 2016
Raw materials	$49,357	$46,941
Work in process	5,668	4,457
Finished goods	95,613	92,630
Inventory, net	$150,638	$144,028

(15)     Financing Arrangements

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The Company has the following financing arrangements:

	May 31, 2016	February 29, 2016
Debt
Domestic credit facility (a)	$86,193	$72,300
Construction loan (b)	9,488	9,223
Euro asset-based lending obligation (c)	4,575	5,412
Schwaiger mortgage (d)	858	892
Klipsch note (e)	221	262
Woodview Trace mortgage (f)	—	5,720
Voxx Germany mortgage (g)	4,647	4,710
Hirschmann line of credit (h)	1,001	998
Total debt	106,983	99,517
Less: current portion of long-term debt	10,989	8,826
Long-term debt before debt issuance costs	95,994	90,691
Less: debt issuance costs	4,071	2,522
Total long-term debt	$91,923	$88,169

(a)          Domestic Credit Facility

From March 1, 2016 through April 25, 2016, the Company had a senior secured credit facility (the "Credit Facility") with an aggregate availability of $125,000, consisting of a revolving credit facility of $125,000, with a $30,000 multicurrency revolving credit facility sublimit, a $15,625 sublimit for Letters of Credit and a $6,250 sublimit for Swingline Loans. This Credit Facility was due on January 9, 2019; however, it was subject to acceleration upon the occurrence of an Event of Default (as defined in the Credit Agreement).

On April 26, 2016, the Company amended and restated the Credit Facility ("Amended Credit Facility"). The Amended Credit Facility provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000; a $15,000 sublimit for Letters of Credit; a $15,000 sublimit for Swingline Loans and a Term Loan in the amount of $15,000.

The Term Loan shall be repayable in consecutive quarterly installments of $938 commencing on July 1, 2016 through April 1, 2020. All other amounts outstanding under the Amended Credit Facility will mature and become due on April 26, 2021. The Company may prepay any amounts outstanding at any time, subject to payment of certain breakage and redeployment costs relating to LIBOR Rate Loans; provided that the Term Loan shall not be voluntarily prepaid except as set forth in the agreement. The commitments under the Amended Credit Facility may be irrevocably reduced at any time, without premium or penalty as set forth in the agreement.

Generally, the Company may designate specific borrowings under the Amended Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that Swingline Loans may only be designated as Base Rate Loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.75 - 2.25%. Loans designated as Base Rate loans shall bear interest at a rate equal to the applicable margin for Base Rate Loans of 0.75 - 1.25% as defined in the agreement. Amounts outstanding in respect of the Term Loan shall bear interest at a rate equal to either (as selected by the Company pursuant to the agreement) (a) the then-applicable LIBOR Rate (not to be less than 0.00%) plus 4.25% or (b) the then-applicable Base Rate plus 3.25%. As of May 31, 2016, the weighted average interest rate on the facility was 2.98%.

The Amended Credit Facility requires compliance with a financial covenant calculated as of the last day of each fiscal quarter consisting of a Fixed Charge Coverage Ratio. The Amended Credit Facility also contains covenants that limit the ability of the Loan Parties and certain of their Subsidiaries which are not Loan Parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any Change of Control; (ix) make any Restricted Junior Payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an Affiliate of any Borrower or any of their Subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; (xv) consign or sell any of their inventory on certain terms.

The Obligations under the Loan Documents are secured by a general lien on and security interest in substantially all of the assets of the Borrowers and certain of the Guarantors, including accounts receivable, equipment, real estate, general intangibles and inventory. The Company has guaranteed the obligations of the Borrowers under the Credit Agreement.

As of May 31, 2016, $71,193 was outstanding under the revolving credit facility and $15,000 was outstanding under the term loan. Charges incurred on the unused portion of the Amended Credit Facility during the three months ended May 31, 2016 totaled $49, compared to $88 during the three months ended May 31, 2015. These charges are included within Interest and Bank Charges on the Consolidated Statement of Operations and Comprehensive Income (Loss).

The Company has accounted for the latest amendment as a modification of debt and has added the costs incurred to amend the agreement, totaling $1,753, to the remaining financing costs related to the previous credit facility. These deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance, and are amortized through Interest and bank charges in the Consolidated Statements of Operations and Comprehensive Income (Loss) over the five year term of the Amended Credit Facility. During the three months ended May 31, 2016 and May 31, 2015, the Company amortized $196 and $279 of these costs, respectively. The net unamortized balance of these debt issuance costs as of May 31, 2016 was $3,768.

(b)    Construction Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida.  Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Construction Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. The Construction Mortgage bears interest at 70% of 1-month LIBOR plus 1.54% (1.30% at May 31, 2016) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The financial covenants of the Construction Mortgage are as defined in the Company’s Amended Credit Facility with Wells Fargo dated April 26, 2016.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Construction Loan, which are recorded as deferred financing costs and included in Long-term Debt as a contra-liability balance on the accompanying Consolidated Balance Sheet and are being amortized through Interest and Bank Charges in the Consolidated Statement of Operations and Comprehensive Income (Loss) over the ten year term of the Construction Loan. During the three months ended May 31, 2016, the Company amortized $8 of these costs.

On July 20, 2015, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure related to the Construction Loan and pays a fixed rate of 3.48% under the swap agreement (See Note 4).

(c)          Euro Asset-Based Lending Obligation

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Foreign bank obligations include a Euro accounts receivable factoring arrangement, which has a credit limit of up to 60% of eligible non-factored accounts receivable (see Note 9), and a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000 and expires on October 31, 2016 for the Company's subsidiary, VOXX Germany. The rate of interest for these credit facilities is the three month Euribor plus 1.6% (1.34% at May 31, 2016). As of May 31, 2016, the amounts outstanding under these credit facilities, which are payable on demand, do not exceed their respective credit limits.

(d)          Schwaiger Mortgage

In January 2012, the Company's Schwaiger subsidiary purchased a building, entering into a mortgage note payable. The mortgage note bears interest at 3.75% and will be fully paid by December 2019.

(e)    Klipsch Notes

This balance represents a mortgage on a facility included in the assets acquired in connection with the Klipsch acquisition on March 1, 2011 and assumed by Voxx. The balance of this note will be fully paid by the end of Fiscal 2018.

(f)    Woodview Trace Mortgage

During Fiscal 2013, the Company purchased the building housing Klipsch's headquarters in Indianapolis, IN. The interest rate on the mortgage was equal to the 1-month LIBOR plus 2.25% and the Company had an interest rate swap agreement in order to hedge interest rate exposure related to this mortgage, paying a fixed rate of 3.92% under the agreement. In April 2016, the Company repaid this mortgage in conjunction with the amendment of the Company's credit facility (see Note 15(a)) and unwound the interest rate swap (see Note 4).

(g)    Voxx Germany Mortgage

This balance represents a mortgage on the land and building housing Voxx Germany's headquarters in Pulheim, Germany, which was entered into in January 2013. The mortgage bears interest at 2.85%, payable in twenty-six quarterly installments through June 2019.

(h)    Hirschmann Line of Credit

In December 2014, Hirschmann entered into an agreement for a €8,000 working capital line of credit with a financial institution. The line of credit is payable on demand and is mutually cancelable. The rate of interest is the three month Euribor plus 2% (1.74% at May 31, 2016). Hirschmann and Voxx Germany are joint and severally liable for the line of credit balance, which is also guaranteed by VOXX International Corporation.

(16)     Other (Expense) Income

Other (expense) income is comprised of the following:

	Three Months Ended May 31,
	2016	2015
Foreign currency (loss) gain	$(706)	$343
Interest income	25	35
Rental income	173	104
Miscellaneous	(4)	(206)
Total other, net	$(512)	$276

(17)    Foreign Currency

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

From February 2013 through February 2016, the official exchange rate of the Venezuelan Bolivar Fuerte was 6.3 per U.S. dollar; however, since January 2014, the Venezuelan government has created multiple alternative exchange rates designated to be used for the purchase of goods and services deemed non-essential. In February 2015, the Venezuelan government introduced a new currency system, referred to as the Marginal Currency System, or SIMADI rate. This market-based exchange system consisted of a mechanism from which both businesses and individuals were allowed to purchase and sell foreign currency at the price set by the market. The SIMADI rate was used by the Company at May 31, 2015 and was approximately 199 Bolivar Fuerte/$1. In February 2016, the Venezuelan government announced further changes to its foreign currency exchange mechanisms, including a 59% devaluation of the official government exchange rate (re-named DIPRO) from 6.3 bolivars to 10.0 bolivars to the U.S. dollar.  Additionally, the SIMADI exchange rate was replaced by the DICOM exchange rate, a new floating exchange rate for non-essential imports. The Venezuelan government has reported that the DICOM exchange rate will be allowed to float to meet market needs. The Company has evaluated all of the facts and circumstances surrounding its Venezuelan operations and determined that as of May 31, 2016, the DICOM (formerly SIMADI) rate continues to be the appropriate rate to use for remeasuring its Venezuelan subsidiary’s financial statements. As of May 31, 2016, the published DIPRO and DICOM rates offered were 10.0 and 531.0 bolivars to the U.S. dollar, respectively. Net currency exchange losses of $8 and $1 were recorded for the three months ended May 31, 2016 and May 31, 2015, respectively, representing currency devaluation, and are included in Other Income (Expense) on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Our investment in Venezuela mainly consists of $3,782 of properties that are currently being held for investment purposes. During Fiscal 2015, the Company impaired these properties based on an assessment of their recoverability. In reviewing the recoverability of its investment properties, the Company considered the expected cash flows from these properties, the length of time the properties have been held, the volatile market conditions, the Company’s financial condition, and the intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. No additional impairments were recorded during the three months ended May 31, 2016.

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

(18)     Lease Obligations

At May 31, 2016, the Company was obligated under non-cancelable operating leases for equipment, as well as warehouse and office facilities for minimum annual rental payments as follows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Operating Leases
2017	$4,669
2018	2,321
2019	792
2020	223
2021	193
Thereafter	374
Total minimum lease payments	$8,572

The Company has three capital leases with a total lease liability of $1,353 at May 31, 2016. These leases have maturities through Fiscal 2021.

The Company leases a facility from its principal stockholder which expires on November 30, 2016. At May 31, 2016, minimum annual rental payments on this related party operating lease, which are included in the above table, are as follows:

2017	$423
Total	$423

(19)     Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	May 31, 2016	February 29, 2016	May 31, 2016	February 29, 2016	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,899,370	21,899,370	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	2,168,074	2,168,074	N/A	N/A	N/A

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

Effective September 1, 2015, Voxx acquired a majority voting interest in substantially all of the assets and certain specified liabilities of Eyelock, Inc. and Eyelock Corporation, a market leader of iris-based identity authentication solutions, through a newly-formed entity, Eyelock LLC (See Note 2). We have determined that we hold a variable interest in EyeLock LLC as a result of:

•our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and

•a loan agreement with EyeLock LLC, executed in conjunction with the acquisition, in which the subsidiary may borrow funds from Voxx for working capital purposes. The loan bears interest at 10% and the outstanding balance as of May 31, 2016 was $13,268.
We concluded that we became the primary beneficiary of EyeLock LLC on September 1, 2015 in conjunction with the acquisition. This was the first date on which we had the power to direct the activities EyeLock LLC that most significantly impact the economic performance of the entity because we acquired a majority interest in substantially all of the assets and certain liabilities of EyeLock, Inc. and EyeLock Corporation on this date, as well as obtained a majority voting interest as a result of this transaction. Although we are considered to have control over EyeLock LLC under ASC 810, due to our majority ownership interest, the assets of EyeLock LLC can only be used to satisfy the obligations of EyeLock LLC. As a result of our majority ownership interest in the entity and our primary beneficiary conclusion, we consolidated EyeLock LLC within our consolidated financial statements beginning on September 1, 2015. Prior to September 1, 2015, EyeLock, Inc. and EyeLock Corporation were not required to be consolidated within our consolidated financial statements because we concluded that we were not the primary beneficiary of the entities prior to that time.

Assets and Liabilities of EyeLock LLC
In accordance with ASC 810, the consolidation of EyeLock LLC was treated as an acquisition of assets and liabilities and, therefore, the assets and liabilities of EyeLock LLC were included in our consolidated financial statements at their fair value beginning on September 1, 2015. Refer to Note 2 for the fair value of the assets and liabilities of EyeLock LLC on the acquisition date and the discussion of purchase accounting considerations.

 The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheet as of May 31, 2016:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	May 31, 2016	February 29, 2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$29	$20
Accounts receivable, net	239	195
Inventory, net	304	304
Prepaid expenses and other current assets	187	256
Total current assets	759	775
Property, plant and equipment, net	289	302
Intangible assets, net	41,484	42,249
Other assets	133	—
Total assets	$42,665	$43,326
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$349	$746
Accrued expenses and other current liabilities	1,062	1,103
Total current liabilities	1,411	1,849
Long-term debt	13,268	9,104
Other long-term liabilities	1,200	1,200
Total liabilities	15,879	12,153
Commitments and contingencies
Partners' equity:
Capital	40,103	39,841
Retained earnings	(13,317)	(8,668)
Total partners' equity	26,786	31,173
Total liabilities and stockholders' equity	$42,665	$43,326

Revenue and Expenses of EyeLock LLC
The following table sets forth the revenues and expenses of EyeLock LLC that were included in our Consolidated Statements of Operations for the three months ended May 31, 2016:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

3 Months Ended
May 31, 2016
Net sales	$47
Cost of sales	9
Gross profit	38
Operating expenses:
Selling	670
General and administrative	1,686
Engineering and technical support	2,056
Total operating expenses	4,412
Operating loss	(4,374)
Interest and bank charges	(275)
Loss before income taxes	(4,649)
Income tax expense	—
Net loss	$(4,649)

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
Our Consumer Accessories segment designs and markets remote controls; rechargeable battery packs; wireless and Bluetooth speakers; karaoke products; action cameras; iris identification and security related products; personal sound amplifiers; and A/V connectivity, portable/home charging, reception, and digital consumer products.
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

Segment data for each of the Company's segments are presented below:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Automotive	Premium Audio	Consumer Accessories	Corporate/ Eliminations	Total
Three Months Ended May 31, 2016
Net sales	$81,406	$32,134	$41,685	$231	$155,456
Equity in income of equity investees	1,808	—	—	—	1,808
Interest expense and bank charges	953	1,193	1,021	(1,472)	1,695
Depreciation and amortization expense	1,861	865	1,155	668	4,549
Income (loss) before income taxes	1,466	(523)	(5,549)	(2,906)	(7,512)

Three Months Ended May 31, 2015
Net sales	$89,975	$29,323	$44,740	$345	$164,383
Equity in income of equity investees	1,618	—	—	—	1,618
Interest expense and bank charges	1,176	1,255	744	(1,608)	1,567
Depreciation and amortization expense	1,807	867	325	498	3,497
Income (loss) before income taxes	5,371	(2,438)	(2,305)	(1,066)	(438)

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

Securities and Derivative Proceedings:

On July 8, 2014, a purported class action suit, Brian Ford v. VOXX International Corporation et. al., was filed against us and two of our present executive officers (the "Defendants") in the U.S. District Court for the Eastern District of New York.  On July 16, 2015, the judge approved the designation of the lead plaintiffs and counsel for the plaintiffs.  On September 28, 2015, the plaintiff filed an amended complaint which alleges the same claims as the original complaint (that defendants violated the federal securities laws by making false or misleading statements which artificially inflated the price of our stock and that purchasers of our stock during the relevant period were damaged when the stock price later declined) under Sections 10(a) and 20(a) of the Securities Exchange Act but expands the class period by five months, from January 9, 2013 through May 14, 2014.  According to the allegations contained in the amended complaint, the defendants knew or should have known, by virtue of their roles and positions, that their statements were false and misleading and said defendants were purportedly motivated because their conduct enabled Company insiders to sell VOXX stock at inflated prices.  We believe that we have meritorious legal positions and defenses and will continue to represent our interests vigorously in this matter. On November 25, 2015, the Defendants moved to dismiss the Amended Complaint for failure to state a claim. The motion to dismiss is presently pending before the Court.

(23)    New Accounting Pronouncements

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenues from Contracts with Customers (Topic 606)," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements comprehensive information about the nature, amounts, timing and uncertainty of revenue and cash flows arising from a company's contracts with customers. In August, 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period. Retrospective or modified retrospective application of the accounting standard is required. The Company is currently evaluating the impact of the standard on the Company's Consolidated Financial Statements and disclosures.

In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)." This update provides clarifying guidance regarding the application of ASU 2014-09 when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing," which clarifies the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-11, "Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 Emerging Issues Task Force Meeting (“EITF”)," which rescinds SEC paragraphs pursuant to SEC staff announcements. These rescissions include changes to topics pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients," which provides clarifying guidance in certain narrow areas and adds some practical expedients. The effective dates for these ASU’s are the same as the effective date for ASU No. 2014-09, for annual and interim periods beginning after December 15, 2017. The Company is reviewing its policies and processes to ensure compliance with the requirements in this update with regard to its operations.

In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810) - Amendments to the Consolidation Analysis." This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. The Company has adopted this standard in the first quarter of Fiscal 2017, which has had no significant impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public companies, this update is effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements."  This standard states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing these costs when they relate to a line-of-credit arrangement.  The Company adopted these standards in the first quarter of Fiscal 2017. The amounts of debt issuance costs that were reclassified as reductions of Long-term debt as of May 31, 2016 and February 29, 2016 totaled $4,071 and $2,522, respectively.

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

In September 2015, the FASB issued ASC 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The new standard is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, and has been adopted in the first quarter of Fiscal 2017. The Company has realized no significant impact on its Consolidated Financial Statements and disclosures as a result of this adoption.

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
In March 2016, the FASB issued ASU No. 2016-07, "Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting," which eliminates the retroactive adjustments to an investment upon it qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence by the investor. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2016-07 is not expected to have a material effect on the Company's consolidated financial statements.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted the amendments in the first quarter of 2017 without significant impact to the Company's consolidated financial statements.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three months ended May 31, 2016 compared to the three months ended May 31, 2015. Next, we present adjusted EBITDA and diluted adjusted EBITDA per common share for the three months ended May 31, 2016 compared to the three months ended May 31, 2015 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

Unless specifically indicated otherwise, all amounts presented in our MD&A below are in thousands, except share and per share data.

Business Overview

VOXX International Corporation ("Voxx," "We," "Our," "Us" or the "Company") is a leading international manufacturer and distributor in the Automotive, Premium Audio and Consumer Accessories industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through eighteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., Audiovox Consumer Electronics, Inc. ("ACE"), Audiovox German Holdings GmbH ("Voxx Germany"), Audiovox Venezuela, C.A., Audiovox Canada Limited, Voxx Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Klipsch Holding LLC ("Klipsch"), Car Communication Holding GmbH ("Hirschmann"), Omega Research and Development, LLC ("Omega") and Audiovox Websales LLC, as well as a majority owned subsidiary, EyeLock LLC ("EyeLock"). We market our products under the Audiovox® brand name, other brand names and licensed brands, such as 808®, AR for Her, Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Energy®, Heco®, Hirschmann Car Communication®, Incaar™, Invision®, Jamo®, Jensen®, Klipsch®, Mac Audio™, Magnat®, Mirage®, myris®, Oehlbach®, Omega®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories, Schwaiger®, Recoton®, Terk® and VoxxHirschmann, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products, 360Fly® Action Cameras and Singtrix®, the next generation in karaoke.

Reportable Segments

The Company operates in three segments based upon our products and internal organizational structure. The operating segments consist of the Automotive, Premium Audio and Consumer Accessories segments. The Automotive segment designs, manufactures, distributes and markets rear-seat entertainment devices, satellite radio products, automotive security, remote start systems, digital TV tuners, mobile antennas, mobile multimedia devices, aftermarket/OE-styled radios, car-link smartphone telematics application, collision avoidance systems and location-based services. The Premium Audio segment designs, manufactures, distributes and markets home theater systems, high-end loudspeakers, outdoor speakers, iPod/computer speakers, business music systems, cinema speakers, flat panel speakers, Bluetooth speakers, soundbars, headphones and DLNA (Digital Living Network Alliance) compatible devices. The Consumer Accessories segment designs and markets remote controls; rechargeable battery packs; wireless and Bluetooth speakers; karaoke products; action cameras, iris identification and security related products; personal sound amplifiers; and A/V connectivity, portable/home charging, reception and digital consumer products. See Note 21 to the Company's Consolidated Financial Statements for segment information.

Products included in these segments are as follows:

Automotive products include:

▪	mobile multi-media video products, including in-dash, overhead and headrest systems,

▪	autosound products including radios and amplifiers,

▪	satellite radios including plug and play models and direct connect models,

▪	smart phone telematics applications,

▪	automotive security and remote start systems,

▪	automotive power accessories,

▪	rear observation and collision avoidance systems,

▪	TV tuners and antennas, and

▪	location based services.

Premium Audio products include:

▪	premium loudspeakers,

▪	architectural speakers,

▪	commercial speakers,

▪	outdoor speakers,

▪	flat panel speakers,

▪	wireless speakers,

▪	Bluetooth speakers,

▪	home theater systems,

▪	business music systems,

▪	streaming music systems,

▪	on-ear and in-ear headphones,

▪	soundbars and sound bases, and

▪	DLNA (Digital Living Network Alliance) compatible devices.

Accessories products include:

▪	High-Definition Television ("HDTV") antennas,

▪	Wireless Fidelity ("WiFi") antennas,

▪	High-Definition Multimedia Interface ("HDMI") accessories,

▪	security related products,

▪	home electronic accessories such as cabling,

▪	other connectivity products,

▪	power cords,

▪	performance enhancing electronics,

▪	TV universal remotes,

▪	flat panel TV mounting systems,

▪	iPod specialized products,

▪	wireless headphones,

▪	wireless speakers,

▪	Bluetooth speakers,

▪	action cameras,

▪	karaoke products,

▪	power supply systems and charging products,

▪	electronic equipment cleaning products,

▪	personal sound amplifiers,

▪	set-top boxes,

▪	home and portable stereos,

▪	digital multi-media products, such as personal video recorders and MP3 products, and

▪	portable DVD players.

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

Critical Accounting Policies and Estimates

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently, actual results could differ from those estimates.  Our most critical accounting policies and estimates relate to revenue recognition; sales incentives; accounts receivable reserves; inventory reserves; goodwill and other intangible assets; warranties; stock-based compensation; income taxes; and the fair value measurements of financial assets and liabilities.  A summary of the Company's critical accounting policies is identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the fiscal year ended February 29, 2016. Since February 29, 2016, there have been no changes in our critical accounting policies or changes to the assumptions and estimates related to them.

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations and comprehensive income (loss), which present the results of our operations for the three months ended May 31, 2016 and 2015.

The following tables set forth, for the periods indicated, certain statements of operations data for the three months ended May 31, 2016 and 2015.

Net Sales

	May 31,
	2016	2015	$ Change	% Change
Three Months Ended:
Automotive	$81,406	$89,975	$(8,569)	(9.5)%
Premium Audio	32,134	29,323	2,811	9.6
Consumer Accessories	41,685	44,740	(3,055)	(6.8)
Corporate	231	345	(114)	(33.0)
Total net sales	$155,456	$164,383	$(8,927)	(5.4)%

Automotive sales represented 52.4% of the net sales for the three months ended May 31, 2016, compared to 54.7% in the comparable prior year period. The Company experienced a decrease in automotive sales due to several factors, including the sale of all Jensen Mobile product inventory to a third party during the second quarter of the prior year, consisting of car speakers and amplifiers, in order to license the brand name for a commission, which has resulted in reduced sales of these products for the three months ended May 31, 2016 of approximately $3,000. Additionally, the Company saw a decrease in its remote start business due to a warmer Fiscal 2016 Winter season, which resulted in several customers carrying excess inventory into the Company's Fiscal 2017 first quarter, as well as due to the fact that more vehicles are being built equipped with remote start capabilities, both of which have negatively impacted the sale of remote start products for the three months ended May 31, 2016. Further, sales of satellite radios during the three months ended May 31, 2016 decreased as a result of the timing of promotions, and the Company experienced delays of certain OEM programs due to such events as the recent Japanese earthquake, which caused temporary manufacturer shutdowns, as well as certain other manufacturer driven equipment delays and the completion and winding down of other OEM programs during the first quarter of Fiscal 2017. As an offset to these decreases, the Company saw an increase in tuner and antenna sales at Hirschmann primarily due to the start of a new OEM program during the first quarter of Fiscal 2017. A portion of the offsetting increase in sales figures for the Automotive group was also due to foreign exchange. The Euro strengthened against the U.S. Dollar during the three months ended May 31, 2016 as compared to the three months ended May 31, 2015, which positively impacted the translation of our Euro denominated sales when comparing these periods, and resulted in an increase of approximately $1,300 in Automotive segment sales.

Premium Audio sales represented 20.7% of our net sales for the three months ended May 31, 2016, compared to 17.8% in the respective prior year period. Sales have increased in this segment primarily as a result of the introduction of new products, including HD wireless speakers that were fully launched during the three months ended May 31, 2016 and soundbars containing wireless subwoofers, which were launched during the third quarter of Fiscal 2016. Additionally, headphone sales have increased as a result of promotions offered during the three months ended May 31, 2016 that were not provided in the prior year. A portion of the increase is also attributable to the Euro to U.S. Dollar exchange rate, which positively impacted the translation of our Euro denominated sales when comparing the three months ended May 31, 2016 to the three months ended May 31, 2015, as noted above, resulting in an approximate increase of $200 in Premium Audio sales. These increases were partially offset by decreases in European sales during the three months ended May 31, 2016 as a result of a slower market overseas, as well as a decline in sales of certain products that launched in the prior year with strong initial sales that subsequently leveled off during the three months ended May 31, 2016.

Consumer Accessory sales represented 26.8% of our net sales for the three months ended May 31, 2016, compared to 27.2% in the comparable prior year period.  The segment experienced decreases in sales of wireless speakers for the three months ended May 31, 2016 as compared to the three months ended May 31, 2015. While the sales of wireless speakers in this segment are still strong, the Company had higher sales in the prior year first quarter due to load in shipments of certain new wireless speaker products in order to fill its customers' inventory pipelines, which were not repeated in the current year. There were additional declines in wireless speaker sales as a result of promotions that were offered in the prior year but not repeated in Fiscal 2017, as well as the timing of one large customer shipment that was made in the prior year during the three months ended May 31, 2015, but was shipped earlier this year and included in the fourth quarter of Fiscal 2016. There was also a decrease in sales of hook-up products, remotes, clock radios, docking stations and power products, such as cables and surge protectors, due to competition, changes in demand and changes in technology. In addition, there was a decrease in sales of the Singtrix karaoke product during the three months ended May 31, 2016, which is expected to correct itself during the remainder of the fiscal year, due to the renegotiation of the Company's distribution agreement for the sale of this product during the first quarter. These decreases were offset by an increase in sales of certain reception products, such as antennas, as a result of packaging and labeling improvements, as well as sales of the new 360Fly® Action Camera during the three months ended May 31, 2016, which was launched in the third quarter of Fiscal 2016, and an increase in international sales for the quarter. A portion of the offsetting increase in sales was also attributable to the Euro to U.S. Dollar exchange rate, which positively impacted the translation of our Euro denominated sales when comparing the three months ended May 31, 2016 to the three months ended May 31, 2015, as noted above, resulting in an approximate increase of $200 in Consumer Accessory sales.

Gross Profit and Gross Margin Percentage

	May 31,
	2016	2015	$ Change	% Change
Three Months Ended:
Automotive	$24,415	$27,236	$(2,821)	(10.4)%
	30.0%	30.3%
Premium Audio	11,133	9,401	1,732	18.4
	34.6%	32.1%
Consumer Accessories	10,292	11,050	(758)	(6.9)
	24.7%	24.7%
Corporate	261	356	(95)	(26.7)
	$46,101	$48,043	$(1,942)	(4.0)%
	29.7%	29.2%

Gross margins in the Automotive segment decreased 30 basis points for the three months ended May 31, 2016, as compared to the prior year. The segment experienced decreased sales of higher margin products during the quarter, such as within the OEM manufacturing line, as well as its remote starts, and realized slightly lower margins related to its tuner and antenna sales during the three months ended May 31, 2016, as compared to the prior year period, despite higher sales of these products. This was offset by decreased sales of lower margin products such as satellite radio fulfillments and the Company's Jensen products, whose inventory was sold in the prior year, which contributed to overall margin improvements for the three months ended May 31, 2016.

Gross margins in the Premium Audio segment increased 250 basis points for the three months ended May 31, 2016 as compared to the three months ended May 31, 2015. Product mix was the main driver of the improvements in the first quarter of Fiscal 2017, as the Company had an increase in sales of higher margin products, such as headphones, soundbars, and premium loudspeakers, as well as improved sales in its higher margin Asian market. Margins also improved due to the timing of product promotions, as the Company has expanded its planning calendar to better align promotions and product launches. These margin improvements for the three months ended May 31, 2016 were partially offset by lower sales of the Company's high margin commercial speakers, as well as sales of sales of some of the Company's lower margin wireless speakers.

Gross margins in the Consumer Accessories segment were unchanged for the three months ended May 31, 2016, as compared to the prior year. For the three months ended May 31, 2016, margins were negatively impacted by decreased sales of certain higher margin products, including remotes, hookup products, and wireless speakers, as well as by the launch of the new 360Fly® Action Camera, which contributed to an increase in sales for the three months ended May 31, 2016, but produced lower margins for the segment. This was partially offset by an increase in sales of higher margin products, such as reception products.

Operating Expenses and Operating Income

	May 31,
	2016	2015	$ Change	% Change
Three Months Ended:
Operating expenses:
Selling	$12,664	$13,038	$(374)	(2.9)%
General and administrative	27,071	27,691	(620)	(2.2)
Engineering and technical support	13,479	8,079	5,400	66.8
Total operating expenses	$53,214	$48,808	$4,406	9.0%

Operating loss	$(7,113)	$(765)	$(6,348)	829.8%

Total operating expenses have increased for the three months ended May 31, 2016 as compared with the three months ended May 31, 2015. The primary driver of this was an increase in research and development expenses, which is mainly related to the Company's acquisition of a majority voting interest in substantially all of the assets and certain liabilities of EyeLock Inc. and EyeLock Corporation on September 1, 2015. This new subsidiary has incurred substantial research and development expenses related to its iris-based authentication solutions since its acquisition. Additionally, the Company's Hirschmann and Klipsch subsidiaries both increased their research and development spending during the three months ended May 31, 2016 in comparison to the prior year and Hirschmann received fewer reimbursements of development services during the first quarter, which are recorded as a reduction of research and development expense, and thus further resulted in overall higher net research and development expenses for the three months ended May 31, 2016. The Company also incurred increases in depreciation and amortization expenses during the three months ended May 31, 2016 as a result of intangible assets acquired in conjunction with the EyeLock acquisition and the addition of the Company's new manufacturing facility and executive offices in Lake Nona, FL, which was completed during the fourth quarter of Fiscal 2016, as well as salary and benefit expenses related to EyeLock. Further, the Company's operating expenses experienced some impact from the increase in foreign exchange for Euro translation to the U.S. Dollar for the three months ended May 31, 2016, as compared to the three months ended May 31, 2015. The Euro to U.S. Dollar rate increase resulted in an approximate increase of $600 in operating expenses for the three months ended May 31, 2016, as compared with the corresponding prior year period. As an offset to these operating expense increases, the Company has experienced decreases in salary, payroll and benefits expenses for the three months ended May 31, 2016 as a result of headcount reductions made by the Company during Fiscal 2016, as well as lower advertising expense due to both decreased spending and the timing of campaigns and promotions.

Other (Expense) Income

	May 31,
	2016	2015	$ Change	% Change
Three Months Ended:
Interest and bank charges	$(1,695)	$(1,567)	$(128)	8.2%
Equity in income of equity investees	1,808	1,618	190	11.7
Other, net	(512)	276	(788)	(285.5)
Total other (expense) income	$(399)	$327	$(726)	(222.0)%

Interest and bank charges represent expenses for the Company's bank obligations, interest related to capital leases and amortization of debt issuance costs. The increase in these expenses for the three months ended May 31, 2016 is primarily due to interest expense related to the Company's outstanding construction mortgage, which was entered into during the second quarter of Fiscal 2016 in order to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, FL. This mortgage was not outstanding during the three months ended May 31, 2015.

Equity in income of equity investees represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA"). The increase in income for the three months ended May 31, 2016 was a result of an improvement in ASA's product mix.

Other, net, during the three months ended May 31, 2016, primarily included net foreign currency losses of $(706), interest income of $25, and rental income of $173. Other, net, during the three months ended May 31, 2015, primarily included foreign currency gains of $343, interest income of $35 and rental income of $104.

Income Tax Provision

The effective tax rate for the three months ended May 31, 2016 was a benefit of (18.5)% compared to a provision of 62.9% in the comparable prior period.  The effective tax rate for the three months ended May 31, 2016 is different than the statutory rate primarily due to income taxed in foreign jurisdictions at lower tax rates, the non-controlling interest related to EyeLock LLC, expected realization of certain deferred tax assets based on forecasted income, and an income tax provision resulting from the increase in deferred tax liabilities related to indefinite-lived intangibles.

Net Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with net income and basic and diluted net income per common share.

	Three Months Ended May 31,
	2016	2015
Net loss attributable to Voxx International Corporation	$(4,308)	$(714)
Net loss per common share:
Basic	$(0.18)	$(0.03)
Diluted	$(0.18)	$(0.03)

Net loss for the three months ended May 31, 2016 was unfavorably impacted by the net loss incurred by EyeLock LLC, as well as lower net sales during the period as compared to the prior year. Net loss for the three months ended May 31, 2015 was unfavorably impacted primarily by the effect of the Euro on net sales. Net loss for both the three months ended May 31, 2016 and May 31, 2015 was favorably impacted by the performance of the Company's equity investment.

Adjusted EBITDA

Adjusted EBITDA and diluted adjusted EBITDA per common share are not financial measures recognized by GAAP. Adjusted EBITDA represents net income, computed in accordance with GAAP, before interest and bank charges, taxes, depreciation and amortization and stock-based compensation expense. Depreciation, amortization and stock-based compensation are non-cash items. Diluted adjusted EBITDA per common share represents the Company's diluted earnings per common share based on adjusted EBITDA.

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

Reconciliation of GAAP Net Loss to Adjusted EBITDA

	Three Months Ended May 31,
	2016	2015
Net loss attributable to Voxx International Corporation	$(4,308)	$(714)
Adjustments:
Interest expense and bank charges (1)	1,588	1,567
Depreciation and amortization (1)	4,243	3,497
Income tax (benefit) expense	(1,392)	276
EBITDA	131	4,626
Stock-based compensation	175	230
Adjusted EBITDA	$306	$4,856
Diluted loss per common share	$(0.18)	$(0.03)
Diluted adjusted EBITDA per common share	$0.01	$0.20

(1) For purposes of calculating Adjusted EBITDA for the Company, interest expense and bank charges, as well as depreciation and amortization added back to Net Loss have been adjusted in order to exclude the non-controlling interest portion of these expenses attributable to EyeLock LLC.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of May 31, 2016, we had working capital of $131,306 which includes cash and short-term investments of $8,558, compared with working capital of $132,167 at February 29, 2016, which included cash and short-term investments of $11,767. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions or to pay down our debt.

Operating activities used cash of $6,544 for the three months ended May 31, 2016 principally due to increases in the Company's inventory balance and decreases in accrued expenses and income taxes payable, which was offset by decreases in accounts receivable as a result of collections and factoring of certain trade accounts receivable balances.

•	The Company experienced increased annual accounts receivable turnover of 7.9 during the three months ended May 31, 2016 compared to 7.4 during the three months ended May 31, 2015.

•	Annual inventory turnover decreased slightly to 2.6 during the three months ended May 31, 2016 as compared to 2.7 during the three months ended May 31, 2015.

Investing activities used cash of $2,292 during the three months ended May 31, 2016, as a result of capital additions during the quarter.

Financing activities provided cash of $4,903 during the three months ended May 31, 2016, primarily due to borrowings of bank obligations, net of repayments.

From March 1, 2016 through April 25, 2016, the Company had a senior secured credit facility (the "Credit Facility") with an aggregate availability of $125,000, consisting of a revolving credit facility of $125,000, with a $30,000 multicurrency revolving credit facility sublimit, a $15,625 sublimit for Letters of Credit and a $6,250 sublimit for Swingline Loans. This Credit Facility was due on January 9, 2019; however, it was subject to acceleration upon the occurrence of an Event of Default (as defined in the Credit Agreement).

On April 26, 2016, the Company amended and restated the Credit Facility ("Amended Credit Facility"). The Amended Credit Facility provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000; a $15,000 sublimit for Letters of Credit; a $15,000 sublimit for Swingline Loans and a Term Loan in the amount of $15,000. The Term Loan shall be repayable in consecutive quarterly installments of $938 commencing on July 1, 2016 through April 1, 2020. All other amounts outstanding under the Amended Credit Facility will mature and become due on April 26, 2021.

Generally, the Company may designate specific borrowings under the Amended Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that Swingline Loans may only be designated as Base Rate Loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.75 - 2.25%. Loans designated as Base Rate loans shall bear interest at a rate equal to the applicable margin for Base Rate Loans of 0.75 - 1.25% as defined in the agreement. Amounts outstanding in respect of the Term Loan shall bear interest at a rate equal to either (as selected by the Company pursuant to the agreement) (a) the then-applicable LIBOR Rate (not to be less than 0.00%) plus 4.25% or (b) the then-applicable Base Rate plus 3.25%.

The Amended Credit Facility requires compliance with a financial covenant calculated as of the last day of each fiscal quarter consisting of a Fixed Charge Coverage Ratio. The Amended Credit Facility also contains covenants that limit the ability of the Loan Parties and certain of their Subsidiaries which are not Loan Parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any Change of Control; (ix) make any Restricted Junior Payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an Affiliate of any Borrower or any of their Subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; (xv) consign or sell any of their inventory on certain terms.

The Obligations under the Loan Documents are secured by a general lien on and security interest in substantially all of the assets of the Borrowers and certain of the Guarantors, including accounts receivable, equipment, real estate, general intangibles and inventory. The Company has guaranteed the obligations of the Borrowers under the Credit Agreement.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At May 31, 2016, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period (9)
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$1,353	$52	$—	$1,301	$—
Operating leases (2)	8,572	4,669	3,113	416	374
Total contractual cash obligations	$9,925	$4,721	$3,113	$1,717	$374

Other Commitments
Bank obligations (3)	$91,769	$9,326	$—	$82,443	$—
Stand-by and commercial letters of credit (4)	996	996	—	—	—
Other (5)	15,214	1,663	3,100	3,461	6,990
Profit sharing payments (6)	150	150	—	—	—
Pension obligation (7)	8,623	258	491	534	7,340
Unconditional purchase obligations (8)	110,884	110,884	—	—	—
Total other commitments	227,636	123,277	3,591	86,438	14,330
Total commitments	$237,561	$127,998	$6,704	$88,155	$14,704

1.
Represents total payments (interest and principal) due under capital lease obligations which have a total current (included in other current liabilities) and long term principal balance of $52 and $1,301, respectively at May 31, 2016.

2.	We enter into operating leases in the normal course of business.

3.	Represents amounts outstanding under the Company's Amended Credit Facility, Hirschmann's line of credit and the Voxx Germany Euro asset-based lending facility at May 31, 2016.

4.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.

5.
This amount includes amounts due under an assumed mortgage on a facility in connection with the acquisition of Klipsch, as well as amounts outstanding under loans and mortgages for the construction of our manufacturing facility in Florida and for facilities purchased at Schwaiger and Voxx Germany.

6.	Represents profit-sharing payments in connection with the Invision acquisition.

7.	Represents the liability for an employer defined benefit pension plan covering certain eligible Hirschmann employees, as well as a retirement incentive accrual for certain Hirschmann employees.

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

Total lease payments required under all related party leases for the five-year period ending May 31, 2022 are $423.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 23 to our consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

Voxx conducts business in various non-U.S. countries, including Germany, Hungary, Canada, Mexico, China, Denmark, the Netherlands, and France and thus is exposed to market risk for changes in foreign currency exchange rates. A cumulative foreign currency translation loss of $(34,441) related to the Company’s foreign subsidiaries is included in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheet at May 31, 2016. The aggregate foreign currency transaction exchange rate (losses) gains included in determining income before income taxes were $(706) and $343 for the three months ended May 31, 2016 and 2015, respectively. For the three months ended May 31, 2016, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $6,200 and net income of approximately $50. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela represented less than 1% of year to date sales. Approximately $61 of assets invested in Venezuela are cash related and are subject to government foreign exchange controls. The Company also maintains $3,782 in real estate property in Venezuela that could be subject to government foreign exchange controls upon their ultimate sale.

The Company enters into forward foreign currency contracts which are utilized to hedge a portion of its foreign currency inventory purchases, local operating expenses, as well as its general economic exposure to foreign currency fluctuations created in the normal course of business. As of May 31, 2016, the total net fair value of our forward foreign currency contracts recorded in Accrued expenses and other liabilities and Prepaid expenses and other current assets on our Consolidated Balance Sheet was $31. Total gains recognized related to forward foreign currency contracts settled during the three months ended May 31, 2016 and 2015 were $324 and $1,287, respectively.

Interest

In connection with the Amended Credit Facility and the construction mortgage related to the manufacturing facility in Florida, we have debt outstanding in the amount of $86,193 and $9,488, respectively, at May 31, 2016. Interest on the Amended Credit Facility is charged at a range of LIBOR plus 0.75 - 2.25% and interest on the Construction Loan is charged at 70% of 1-month LIBOR plus 1.54%. We have one interest rate swap for a portion of the Amended Credit Facility with a notional amount of $15,000 at May 31, 2016, as well as one interest rate swap for the construction mortgage with a notional amount of $9,488 at May 31, 2016. These swaps protect against LIBOR interest rates rising above 0.515% (exclusive of credit spread) on the hedged Amended Credit Facility balance through February 28, 2017, as well as fixes the interest rate on the construction mortgage at 3.48% (inclusive of credit spread) through the mortgage end date of March 2026.

As of May 31, 2016, the total net fair value of our interest rate swaps recorded in Other liabilities and Prepaid expenses and other current assets on our Consolidated Balance Sheet was $(567), which represents the amount that would be received/(paid) upon unwinding the interest rate swap agreements based on market conditions on that date. Changes in the fair value of these interest rate swap agreements are reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated Other Comprehensive Income since the hedges are deemed fully effective. During the three months ended May 31, 2016, the Company unwound one of its interest rate swaps, resulting in a charge to interest expense of $(114), representing the fair value of the interest rate swap on the date of the unwind.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are ineffective as of May 31, 2016 to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The design and operation of our disclosure controls were deemed to be ineffective solely as a result of the Company’s inability to timely file an amendment to the Form 8-K filed on September 8, 2015 due to the unavailability of audited consolidated financial statements for EyeLock Inc. and EyeLock Corporation. The amendment to the Form 8-K, which includes the audited consolidated financial statements of EyeLock Inc. and EyeLock Corporation, was filed on June 10, 2016.

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three month period ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 22 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Note 15 of the Form 10-K for the fiscal year ended February 29, 2016 for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended February 29, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of common stock repurchased during the three months ended May 31, 2016.

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

101
The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended May 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets , (ii), the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

July 11, 2016

By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer