Form 10-Q
period 2016-08-31
VOXX International Corp
filed 2016-10-11
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

 or

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
Yes   ☒ No   ☐

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of October 7, 2016
Class A Common Stock	21,899,370	Shares
Class B Common Stock	2,260,954	Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	August 31, 2016	February 29, 2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$4,851	$11,767
Accounts receivable, net	81,092	87,055
Inventory, net	160,833	144,028
Receivables from vendors	1,800	2,519
Prepaid expenses and other current assets	17,993	17,256
Income tax receivable	4,501	1,426
Total current assets	271,070	264,051
Investment securities	10,314	10,206
Equity investments	21,958	21,949
Property, plant and equipment, net	80,054	79,422
Goodwill	105,591	104,349
Intangible assets, net	181,858	185,022
Deferred income taxes	23	23
Other assets	2,106	2,168
Total assets	$672,974	$667,190
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$71,268	$55,790
Accrued expenses and other current liabilities	38,453	50,748
Income taxes payable	1,742	4,081
Accrued sales incentives	12,864	12,439
Current portion of long-term debt	10,840	8,826
Total current liabilities	135,167	131,884
Long-term debt, net of debt issuance costs	92,936	88,169
Capital lease obligation	1,178	1,381
Deferred compensation	4,237	4,011
Other tax liabilities	5,142	4,997
Deferred income tax liabilities	28,819	30,374
Other long-term liabilities	10,586	10,480
Total liabilities	278,065	271,296
Commitments and contingencies (see Note 22)
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 19)	—	—
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 24,067,444 shares issued and 21,899,370 shares outstanding at both August 31, 2016 and February 29, 2016	256	256
Class B Convertible, $.01 par value, 10,000,000 authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	294,721	294,038
Retained earnings	153,659	154,947
Non-controlling interest	5,200	8,524
Accumulated other comprehensive loss	(37,773)	(40,717)
Treasury stock, at cost, 2,168,074 shares of Class A Common Stock at both August 31, 2016 and February 29, 2016	(21,176)	(21,176)
Total stockholders' equity	394,909	395,894
Total liabilities and stockholders' equity	$672,974	$667,190
See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
 (In thousands, except share and per share data)
(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
Net sales	$159,262	$154,174	$314,718	$318,557
Cost of sales	112,769	109,199	222,124	225,539
Gross profit	46,493	44,975	92,594	93,018
Operating expenses:
Selling	11,115	10,680	23,779	23,718
General and administrative	24,903	26,303	51,974	53,994
Engineering and technical support	11,291	8,652	24,770	16,731
Intangible asset impairment charges	—	6,210	—	6,210
Total operating expenses	47,309	51,845	100,523	100,653
Operating loss	(816)	(6,870)	(7,929)	(7,635)
Other (expense) income:
Interest and bank charges	(1,870)	(1,625)	(3,565)	(3,192)
Equity in income of equity investees	1,545	1,457	3,353	3,075
Other, net	184	191	(328)	467
Total other (expense) income, net	(141)	23	(540)	350
Loss before income taxes	(957)	(6,847)	(8,469)	(7,285)
Income tax benefit	(2,261)	(2,453)	(3,653)	(2,177)
Net income (loss)	1,304	(4,394)	(4,816)	(5,108)
Less: net loss attributable to non-controlling interest	(1,716)	—	(3,528)	—
Net income (loss) attributable to Voxx International Corporation	$3,020	$(4,394)	$(1,288)	$(5,108)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(680)	1,764	3,516	(1,033)
Derivatives designated for hedging	(21)	(977)	(512)	(1,641)
Pension plan adjustments	6	(53)	(52)	(1)
Unrealized holding loss on available-for-sale investment securities, net of tax	(3)	—	(8)	(4)
Other comprehensive (loss) income, net of tax	(698)	734	2,944	(2,679)
Comprehensive income (loss) attributable to Voxx International Corporation	$2,322	$(3,660)	$1,656	$(7,787)

Net income (loss) per common share attributable to Voxx International Corporation (basic)	$0.12	$(0.18)	$(0.05)	$(0.21)
Net income (loss) per common share attributable to Voxx International Corporation (diluted)	$0.12	$(0.18)	$(0.05)	$(0.21)
Weighted-average common shares outstanding (basic)	24,160,324	24,193,606	24,160,324	24,173,733
Weighted-average common shares outstanding (diluted)	24,242,447	24,193,606	24,160,324	24,173,733

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended August 31,
	2016	2015
Cash flows from operating activities:
Net loss	(4,816)	(5,108)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,104	7,055
Amortization of debt discount	410	562
Impairment charges	—	6,210
Bad debt expense	20	534
Bank charges on refinanced debt	76	—
Non-cash interest on borrowings	1,053	—
Interest on notes receivable from EyeLock, Inc.	—	(677)
Gain on forward contracts	(424)	(2,163)
Loss on interest rate swap unwind	114	—
Equity in income of equity investees	(3,353)	(3,075)
Distribution of income from equity investees	3,344	2,853
Deferred income tax benefit	(1,421)	(2,940)
Non-cash compensation adjustment	727	(459)
Stock based compensation expense	363	487
Venezuela currency devaluation on investment securities	—	23
Gain on sale of property, plant and equipment	(5)	(23)
Gain on sale of intangible asset	—	(30)
Changes in operating assets and liabilities:
Accounts receivable	6,497	20,888
Inventory	(15,517)	(6,250)
Receivables from vendors	943	39
Prepaid expenses and other	(1,172)	3,447
Investment securities-trading	(91)	509
Accounts payable, accrued expenses, accrued sales incentives and other liabilities	2,478	(19,165)
Income taxes payable	(5,347)	166
Net cash (used in) provided by operating activities	(7,017)	2,883
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,098)	(10,524)
Proceeds from sale of property, plant and equipment	9	50
Proceeds from sale of intangible asset	—	150
Increase in notes receivable	—	(3,942)
Sale of short term investments	—	251
Net cash used in investing activities	(5,089)	(14,015)
Cash flows from financing activities:
Principal payments on capital lease obligation	(237)	(195)
Repayment of bank obligations	(27,946)	(119,626)
Borrowings on bank obligations	32,767	130,443
Deferred financing costs	—	(332)
Proceeds from exercise of stock options	—	436

Net cash provided by financing activities	4,584	10,726
Effect of exchange rate changes on cash	606	408
Net (decrease) increase in cash and cash equivalents	(6,916)	2
Cash and cash equivalents at beginning of period	11,767	8,448
Cash and cash equivalents at end of period	$4,851	$8,450

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

In connection with the closing, the Company entered into a loan agreement with Eyelock LLC. The terms of the loan agreement allowed Eyelock LLC to borrow up to $12,000. In August 2016, the Company issued a convertible promissory note to EyeLock LLC, allowing the entity to borrow up to $6,000 in additional funds. The promissory note is convertible at the sole option of Voxx into shares of EyeLock LLC. Both the loan agreement and convertible promissory note bear interest at 10% and can be used for working capital purposes related to new business opportunities. Amounts outstanding under both agreements are due on September 1, 2017, include customary events of default and are collateralized by all of the property of Eyelock LLC.

Net sales attributable to EyeLock LLC in the Company's consolidated statements of operations for the three and six months ended August 31, 2016 were approximately $64 and $111, respectively.

The following table summarizes the allocation of the purchase price over the fair values of the assets acquired and liabilities assumed, as of the Closing Date:

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

Pro-forma Financial Information

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The following unaudited pro-forma financial information for the three and six months ended August 31, 2015 represents the results of the Company's operations as if EyeLock LLC was included in these periods of Fiscal 2016. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the companies constituted a single entity during the period.

	Three Months Ended August 31,	Six Months Ended August 31,
	2015	2015
Net sales:
As reported	$154,174	$318,557
Pro forma	154,284	319,672
Net loss attributable to Voxx International Corporation:
As reported	$(4,394)	$(5,108)
Pro forma	(6,865)	(10,212)
Basic income per share:
As reported	$(0.18)	$(0.21)
Pro forma	(0.28)	(0.42)
Diluted income per share:
As reported	$(0.18)	$(0.21)
Pro forma	(0.28)	(0.42)
Average shares - basic	24,193,606	24,173,733
Average shares - diluted	24,193,606	24,173,733

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

There are no reconciling items which impact the numerator of basic and diluted net income (loss) per common share.  A reconciliation between the denominator of basic and diluted net income (loss) per common share is as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
Weighted-average common shares outstanding	24,160,324	24,193,606	24,160,324	24,173,733
Effect of dilutive securities:
Stock options, warrants and restricted stock	82,123	—	—	—
Weighted-average common shares and potential common shares outstanding	24,242,447	24,193,606	24,160,324	24,173,733

Restricted stock, stock options and warrants of 328,576 and 403,645 for the three months ended August 31, 2016 and 2015, respectively, and 460,869 and 395,690 for the six months ended August 31, 2016 and 2015, respectively, were not included in the net income (loss) per diluted share calculation because the exercise price of these restricted stock, stock

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

options and warrants was greater than the average market price of the Company’s common stock during these periods or their inclusion would have been anti-dilutive.

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
Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets measured at fair value on a recurring basis at August 31, 2016:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$4,851	$4,851	$—
Derivatives
Designated for hedging	$(523)	$—	$(523)
Investment securities:
Trading securities	$4,007	$4,007	$—
Available-for-sale securities	12	12	—
Other investments at amortized cost (a)	6,295	—	—
Total investment securities	$10,314	$4,019	$—

The following table presents assets measured at fair value on a recurring basis at February 29, 2016:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$11,767	$11,767	$—
Derivatives
Designated for hedging	$30	$—	$30
Investment securities:
Trading securities	$3,917	$3,917	$—
Available-for-sale securities	18	18	—
Other investments at amortized cost (a)	6,271	—	—
Total investment securities	$10,206	$3,935	$—

(a)
Included in this balance are investments in two non-controlled corporations accounted for at cost (see Note 5). The fair values of these investments would be based upon Level 3 inputs. At August 31, 2016 and February 29, 2016, it is not practicable to estimate the fair values of these items.

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
Derivative Instruments
The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases, local operating expenses, as well as its general economic exposure to foreign currency fluctuations created in the normal course of business. The Company also has two interest rate swap agreements as of August 31, 2016, one of which hedges interest rate exposure related to the forecasted outstanding borrowings on a portion of its senior secured credit facility ("the Amended Credit Facility"), and a second that hedges interest rate exposure related to the forecasted outstanding balance of its Florida Mortgage, with monthly payments due through March 2026. A third interest rate swap agreement that also hedged interest rate exposure related the Amended Credit Facility, expired in April 2016 with a fair value of $0 on the date of expiration, and a fourth agreement, which hedged interest rate exposure related to the forecasted outstanding balance of one of its mortgage notes, was unwound in April 2016 when that mortgage was paid in full (see Note 15). The fair value of this interest rate swap agreement on the date it was unwound was $(114), which was charged to interest expense in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) during the six months ended August 31, 2016. The remaining swap agreement related to the Amended Credit Facility locks the Company's LIBOR rate at 0.515% (exclusive of credit spread) through the swap's maturity date of February 28, 2017. The swap agreement related to the Company's Florida Mortgage locks the interest rate on the debt at 3.48% (inclusive of credit spread) through the maturity date of the loan. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts range from 1 - 6 months and are classified in the balance sheet according to their terms. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either assets or liabilities based on the fair value of the instruments at the end of the period.
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is recognized as incurred through Other Income (Expense) in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) and amounted to $37 and $(13) for the three and six months ended August 31, 2016, respectively, and $(65) for $(13) the three and six months ended August 31, 2015, respectively.
Financial Statement Classification
The Company holds derivative instruments that are designated as hedging instruments. The following table discloses the fair value as of August 31, 2016 and February 29, 2016 of derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	August 31, 2016	February 29, 2016
Designated derivative instruments
Foreign currency contracts	Accrued expenses and other current liabilities	$(120)	$(98)
	Prepaid expenses and other current assets	271	989
Interest rate swap agreements	Other long term liabilities	(678)	(862)
	Prepaid expenses and other current assets	4	1

Total derivatives		$(523)	$30

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Cash flow hedges

During Fiscal 2016, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $20,609 and are designated as cash flow hedges at August 31, 2016. The current outstanding notional values of the Company's two interest rate swaps at August 31, 2016 are $7,500 and $9,350. For cash flow hedges, the effective portion of the gain or loss is reported as a component of Other Comprehensive Income (Loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three and six months ended August 31, 2016 and 2015 was as follows:

	Three months ended			Six months ended
	August 31, 2016			August 31, 2016
	Pretax Gain(Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (a)	Gain (Loss)for Ineffectiveness in Other Income	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (a)	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$222	$98	$37	$(596)	$422	$(13)
Interest rate swaps	$(107)	$—	$—	$73	$(114)	$—

	Three months ended			Six months ended
	August 31, 2015			August 31, 2015
	Pretax Gain(Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (a)	Gain (Loss)for Ineffectiveness in Other Income	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (a)	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$(122)	$887	$(65)	$369	$2,174	$(13)
Interest rate swaps	$(299)	$—	$—	$(347)	$—	$—
(a) Gains and losses related to foreign currency contracts are reclassified to cost of sales. Gains and losses related to interest rate swaps are reclassified to interest expense.

The net income (loss) recognized in Other Comprehensive Income (Loss) for foreign currency contracts is expected to be recognized in cost of sales within the next eighteen months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. As of August 31, 2016, no foreign currency contracts originally designated for hedge accounting were de-designated or terminated.

(5)    Investment Securities

As of August 31, 2016 and February 29, 2016, the Company had the following investments:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	August 31, 2016			February 29, 2016
	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value
Investment Securities
Marketable Securities
Trading
Deferred Compensation	$4,007	$—	$4,007	$3,917	$—	$3,917
Available-for-sale
Cellstar	—	12	12	—	18	18
Total Marketable Securities	4,007	12	4,019	3,917	18	3,935
Other Investments	6,295	—	6,295	6,271	—	6,271
Total Investment Securities	$10,302	$12	$10,314	$10,188	$18	$10,206

Long-Term Investments

Trading Securities

The Company’s trading securities consist of mutual funds, which are held in connection with the Company’s deferred compensation plan. Unrealized holding gains and losses on trading securities are offset by changes in the corresponding deferred compensation liability.

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

A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.  The Company considers numerous factors, on a case-by-case basis, in evaluating whether the decline in market value of an available-for-sale security below cost is other-than-temporary. Such factors include, but are not limited to, (i) the length of time and the extent to which the market value has been less than cost; (ii) the financial condition and the near-term prospects of the issuer of the investment; and (iii) whether the Company's intent to retain the investment for the period of time is sufficient to allow for any anticipated recovery in market value. No other-than-temporary losses were incurred by the Company during the three and six months ended August 31, 2016 or 2015.

Other Long-Term Investments

Other long-term investments include investments in two non-controlled corporations accounted for by the cost method. As of August 31, 2016, the Company's investments in Rx Networks and 360fly, Inc. (formerly EyeSee360, Inc.) totaled $1,842 and $4,453, respectively, or a total investment balance of $6,295. We held 13.8% and 4.7% of the outstanding shares of Rx Networks and 360fly, Inc., respectively, at August 31, 2016. No additional investment was made in either of these companies during the three and six months ended August 31, 2016.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

(6)    Accumulated Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive losses consist of the following:

	Foreign Exchange Gains (Losses)	Unrealized gains (losses) on investments, net of tax	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 29, 2016	$(38,637)	$(81)	$(2,102)	$103	$(40,717)
Other comprehensive income (loss) before reclassifications	3,516	(8)	(52)	(334)	3,122
Reclassified from accumulated other comprehensive income (loss)	—	—	—	(178)	(178)
Net current-period other comprehensive income (loss)	3,516	(8)	(52)	(512)	2,944
Balance at August 31, 2016	$(35,121)	$(89)	$(2,154)	$(409)	$(37,773)

During the three and six months ended August 31, 2016, the Company recorded tax (benefit) expense related to unrealized losses on investments of $0 in both periods, pension plan adjustments of $0 in both periods, and derivatives designated in a hedging relationship of $38 and $(291), respectively.

Included in foreign exchange gains for the six months ended August 31, 2016 was $949, resulting from translating the financial statements of the Company’s non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar, as well as approximately $2,166 resulting from the remeasurement of an intercompany loan, payable in Euros, which is of a long-term investment nature. Remaining gains or losses pertain to the remeasurement of intercompany transactions of a long-term investment nature, with certain subsidiaries whose functional currency is not the U.S. dollar. Intercompany loans and transactions that are of a long-term investment nature are remeasured and resulting gains and losses shall be reported in the same manner as translation adjustments. Within foreign exchange gains in Other Comprehensive Income (Loss) for the six months ended August 31, 2016, the Company recorded gains of $3,271 related to the Euro, $270 for the Canadian dollar and a loss of $25 related to various other currencies. These adjustments were caused by the weakening of the U.S. dollar against the Euro and Canadian dollar by approximately 3% for the six months ended August 31, 2016.

(7)    Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	Six Months Ended August 31,
	2016	2015
Non-cash investing and financing activities:
Capital expenditures funded by long-term obligations	$—	$1,109
Mortgage settlement funded by long-term obligations	5,590	—
Deferred financing costs funded by long-term obligations	1,769	—
Non-cash acquisition of long-term investment	—	1,453
Cash paid during the period:
Interest (excluding bank charges)	$1,320	$1,131
Income taxes (net of refunds)	$3,086	$561

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

(8)    Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Company’s Form 10-K for the fiscal year ended February 29, 2016.

The Company granted 125,000 options in October 2014, which vested on October 16, 2015, expire two years from date of vesting (October 15, 2017), have an exercise price equal to $7.76, $0.25 above the sales price of the Company’s stock on the day prior to the date of grant, have a contractual term of 3.0 years and a grant date fair value of $2.78 per share determined based upon a Black-Scholes valuation model. These options are included in the outstanding options and warrants table below and are exercisable at August 31, 2016.

In addition, the Company issued 15,000 warrants in October 2014 to purchase the Company’s common stock with the same terms as those of the options above as consideration for future legal and professional services. These warrants are included in the outstanding options and warrants table below and are exercisable at August 31, 2016.

During the three and six months ended August 31, 2016, there were no stock-based compensation costs or professional fees recorded by the Company and there were no unrecognized compensation costs or professional fees as of August 31, 2016 related to stock options and warrants.

Information regarding the Company's stock options and warrants is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at February 29, 2016	131,250	$7.76
Granted	—	—
Exercised	—	—
Forfeited/expired	10,000	7.76
Outstanding and exercisable at August 31, 2016	121,250	$7.76	1.13

A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates prior to the release of the restrictions. In Fiscal 2014, the Company established a Supplemental Executive Retirement Plan (SERP) and granted 84,588 shares of restricted stock under this plan. During Fiscal 2015, Fiscal 2016 and Fiscal 2017, an additional 118,058, 79,268 and 165,619 shares of restricted stock were granted under the SERP, respectively. These shares were granted based on certain performance criteria and vest on the later of three years from the date of grant (or three years from the date of participation in the SERP with respect to the Fiscal 2014 grants), or the grantee reaching the age of 65 years. The shares will also vest upon termination of the grantee's employment by the Company without cause, provided that the grantee, at the time of termination, has been employed by the Company for at least 10 years. Upon vesting, the shares will be issued to the grantee or settled in cash, at the Company's sole option. The grantee cannot transfer the rights to receive shares before the restricted shares vest. There are no market conditions inherent in the award, only an employee performance requirement, and the service requirement that the respective employee continues employment with the Company through the vesting date. The Company expenses the cost of the restricted stock awards on a straight-line basis over the requisite service period of each employee or a maximum of 12.75 years. For these purposes, the fair market values of the restricted stock, $13.62, $7.77, $8.13 and $2.69, respectively, were determined based on the mean of the high and low price of the Company's common stock on the grant dates.

The following table presents a summary of the Company's restricted stock activity for the six months ended August 31, 2016:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at February 29, 2016	271,824	$9.61
Granted	165,619	2.69
Vested	—	—
Forfeited	—	—
Balance at August 31, 2016	437,443	$6.99

During the three and six months ended August 31, 2016, the Company recorded $188 and $363 in stock-based compensation related to restricted stock awards. As of August 31, 2016, there was $1,732 of unrecognized stock-based compensation expense related to unvested restricted stock awards.

(9)    Supply Chain Financing

The Company has four supply chain financing agreements ("factoring agreements") that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The factored balances for all four agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three and six months ended August 31, 2016, net of discounts, were $62,811 and $121,436, respectively, compared to $62,108 and $127,149 for the three and six months ended August 31, 2015, respectively.

(10)    Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $8,673 and $18,870 for the three and six months ended August 31, 2016, respectively, compared to $5,939 and $10,897 for the three and six months ended August 31, 2015, respectively, net of customer reimbursement, and are included within Engineering and Technical Support Expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company enters into development and long-term supply agreements with certain of its OEM ("Original Equipment Manufacturer") customers. Reimbursements of the development services are recorded based upon the milestone method of revenue recognition provided certain criteria are met. Amounts due from OEM customers for development services are reflected as a reduction of research and development expense because the performance of contract development services is not central to the Company's operations. For the three and six months ended August 31, 2016, the Company recorded $1,074 and $1,530, respectively, of development service reimbursements as a reduction of research and development expense based upon the achievement of a milestone, as compared to $1,450 and $3,226, respectively, for the three and six months ended August 31, 2015.

(11)    Goodwill and Intangible Assets

The change in goodwill by segment is as follows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Automotive:	Amount
Beginning balance at March 1, 2016	$57,816
Currency translation	1,242
Balance at August 31, 2016	$59,058

Gross carrying amount at August 31, 2016	$59,058
Accumulated impairment charge	—
Net carrying amount at August 31, 2016	$59,058

Premium Audio:
Beginning balance at March 1, 2016	$46,533
Activity during the period	—
Balance at August 31, 2016	$46,533

Gross carrying amount at August 31, 2016	$78,696
Accumulated impairment charge	(32,163)
Net carrying amount at August 31, 2016	$46,533

Total Goodwill, net	$105,591

Note: The Company's Consumer Accessories segment did not carry a goodwill balance at August 31, 2016 or February 29, 2016.

At August 31, 2016, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$65,848	$26,003	$39,845
Trademarks/Tradenames	415	392	23
Developed technology	31,290	2,721	28,569
Patents	8,795	4,537	4,258
License	1,400	1,400	—
Contract	2,141	1,673	468
Total finite-lived intangible assets	$109,889	$36,726	73,163
Indefinite-lived intangible assets
Trademarks			108,695
Total net intangible assets			$181,858

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

The Company recorded amortization expense of $2,047 and $4,098 for the three and six months ended August 31, 2016, respectively, and $1,280 and $2,555 for the three and six months ended August 31, 2015, respectively. The estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding years ending August 31, 2021 is as follows:

Fiscal Year	Amount
2018	$8,123
2019	7,983
2020	7,877
2021	7,863
2022	7,640

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances warrant such a review. During the second quarter of Fiscal 2016, the Company re-evaluated its projections for its Klipsch reporting unit, located in the Premium Audio segment, based on lower than anticipated results due to certain marketing strategies and re-evaluation of its market position for certain product lines. Accordingly, this was considered an indicator of impairment requiring the Company to test the related indefinite-lived tradename for impairment, and perform a step 1 impairment analysis on the goodwill for this reporting unit. Fair value is determined primarily by using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions, and is considered a Level 3 (unobservable) fair value determination in the fair value hierarchy (see Note 4). A five-year period is analyzed using a risk adjusted discount rate. The discount rates (developed using a weighted average cost of capital analysis) used in the goodwill and intangible analyses were 13.1% and 13.8%, respectively. Long-term growth rates ranged from 0.7% to 2.9%. As a result of this analysis, the Company determined that the tradename for this reporting unit was impaired and recorded an impairment charge of $6,210 for the three and six months ended August 31, 2015. In addition, the Company determined that the goodwill of the reporting unit was not impaired as of August 31, 2015. There were no triggering events during the three and six months ended August 31, 2016, therefore, management believes the carrying values of its intangible assets is not impaired.

(12)    Equity Investment

As of August 31, 2016 and February 29, 2016, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The following presents summary financial information for ASA.  Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	August 31, 2016	February 29, 2016
Current assets	$45,264	$44,097
Non-current assets	5,765	5,658
Current liabilities	7,113	5,857
Members' equity	43,916	43,898
	Six Months Ended August 31,
	2016	2015
Net sales	$47,864	$47,232
Gross profit	15,093	14,301
Operating income	6,686	6,126
Net income	6,706	6,150

The Company's share of income from ASA was $1,545 and $3,353 for the three and six months ended August 31, 2016, respectively and $1,457 and $3,075 for the three and six months ended August 31, 2015, respectively.

(13)    Income Taxes

For the three and six months ended August 31, 2016, the Company recorded an income tax benefit of $2,261 and $3,653, respectively, which includes a discrete tax provision of $64 and $166, respectively. The calculation of the overall tax benefit primarily consists of foreign taxes and an income tax provision resulting from the increase in deferred tax liabilities related to indefinite-lived intangible assets. The discrete tax provision for the three and six months ended August 31, 2016 relates to the accrual of interest for unrecognized tax benefits. For the three and six months ended August 31, 2015, the Company recorded an income tax benefit of $2,453 and $2,177, respectively.

The effective tax rate for the three and six months ended August 31, 2016 was a benefit of 236.3% and 43.1%, respectively, compared to a benefit of 35.8% and 29.9%, respectively, in the comparable prior periods. The effective tax rate for the three and six months ended August 31, 2016 is higher than the U.S. statutory rate of 35% primarily due to an income tax provision resulting from the increase in deferred tax liabilities related to indefinite-lived intangible assets.

At August 31, 2016, the Company had an uncertain tax position liability of $5,142, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S. federal, state and local and foreign tax issues.

(14)    Inventory

Inventories by major category are as follows:

	August 31, 2016	February 29, 2016
Raw materials	$50,629	$46,941
Work in process	3,399	4,457
Finished goods	106,805	92,630
Inventory, net	$160,833	$144,028

(15)     Financing Arrangements

The Company has the following financing arrangements:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	August 31, 2016	February 29, 2016
Debt
Domestic credit facility (a)	$87,469	$72,300
Florida mortgage (b)	9,350	9,223
Euro asset-based lending obligation (c)	4,429	5,412
Schwaiger mortgage (d)	801	892
Klipsch note (e)	182	262
Woodview Trace mortgage (f)	—	5,720
Voxx Germany mortgage (g)	4,437	4,710
Hirschmann line of credit (h)	1,000	998
Total debt	107,668	99,517
Less: current portion of long-term debt	10,840	8,826
Long-term debt before debt issuance costs	96,828	90,691
Debt issuance costs	3,892	2,522
Total long-term debt	$92,936	$88,169

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

Generally, the Company may designate specific borrowings under the Amended Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that Swingline Loans may only be designated as Base Rate Loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.75 - 2.25%. Loans designated as Base Rate loans shall bear interest at a rate equal to the applicable margin for Base Rate Loans of 0.75 - 1.25% as defined in the agreement. Amounts outstanding in respect of the Term Loan shall bear interest at a rate equal to either (as selected by the Company pursuant to the agreement) (a) the then-applicable LIBOR Rate (not to be less than 0.00%) plus 4.25% or (b) the then-applicable Base Rate plus 3.25%. As of August 31, 2016, the weighted average interest rate on the facility was 2.92%.

The Amended Credit Facility requires compliance with a financial covenant calculated as of the last day of each fiscal quarter consisting of a Fixed Charge Coverage Ratio. The Amended Credit Facility also contains covenants that limit the ability of the Loan Parties and certain of their Subsidiaries which are not Loan Parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any Change of Control; (ix) make any Restricted Junior Payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an Affiliate of any Borrower or any of their Subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Amended Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of August 31, 2016, the Company was in compliance with this cash dominion covenant.

The Obligations under the Loan Documents are secured by a general lien on and security interest in substantially all of the assets of the Borrowers and certain of the Guarantors, including accounts receivable, equipment, real estate, general intangibles and inventory. The Company has guaranteed the obligations of the Borrowers under the Credit Agreement.

As of August 31, 2016, $73,407 was outstanding under the revolving credit facility and $14,062 was outstanding under the term loan. Charges incurred on the unused portion of the Amended Credit Facility during the three and six months ended August 31, 2016 totaled $73 and $122, respectively, compared to $77 and $165 during the three and six months ended August 31, 2015, respectively. These charges are included within Interest and Bank Charges on the Consolidated Statement of Operations and Comprehensive Income (Loss).

The Company has accounted for the latest amendment as a modification of debt and has added the costs incurred to amend the agreement, totaling $1,769, to the remaining financing costs related to the previous credit facility. These deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance, and are amortized through Interest and Bank Charges in the Consolidated Statements of Operations and Comprehensive Income (Loss) over the five year term of the Amended Credit Facility. During the three and six months ended August 31, 2016, the Company amortized $198 and $394 of these costs, respectively, compared to $279 and $559 for the three and six months ended August 31, 2015, respectively. The net unamortized balance of these debt issuance costs as of August 31, 2016 was $3,597.

(b)    Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida.  Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. The Florida Mortgage bears interest at 70% of 1-month LIBOR plus 1.54% (1.91% at August 31, 2016) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The financial covenants of the Florida Mortgage are as defined in the Company’s Amended Credit Facility with Wells Fargo dated April 26, 2016.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, which are recorded as deferred financing costs and included in Long-term Debt as a contra-liability balance on the accompanying Consolidated Balance Sheet and are being amortized through Interest and Bank Charges in the Consolidated Statement of Operations and Comprehensive Income (Loss) over the ten year term of the Florida Mortgage. During the three and six months ended August 31, 2016, the Company amortized $8 and $16 of these costs, respectively, as compared to $3 for the three months ended August 31, 2015.

On July 20, 2015, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure related to the Florida Mortgage and pays a fixed rate of 3.48% under the swap agreement (See Note 4).

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

(c)          Euro Asset-Based Lending Obligation

Foreign bank obligations include a Euro accounts receivable factoring arrangement, which has a credit limit of up to 60% of eligible non-factored accounts receivable (see Note 9), and a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000 and expires on July 31, 2017 for the Company's subsidiary, VOXX Germany. The rate of interest for these credit facilities is the three month Euribor plus 1.6% (1.30% at August 31, 2016). As of August 31, 2016, the amounts outstanding under these credit facilities, which are payable on demand, do not exceed their respective credit limits.

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

(h)    Hirschmann Line of Credit

In December 2014, Hirschmann entered into an agreement for a €8,000 working capital line of credit with a financial institution. The line of credit is payable on demand and is mutually cancelable. The rate of interest is the three month Euribor plus 2% (1.70% at August 31, 2016). Hirschmann and Voxx Germany are joint and severally liable for the line of credit balance, which is also guaranteed by VOXX International Corporation.

(16)     Other (Expense) Income

Other (expense) income is comprised of the following:

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
Foreign currency (loss) gain	$(67)	$(398)	$(773)	$(55)
Interest income	77	708	102	743
Rental income	176	107	349	211
Miscellaneous	(2)	(226)	(6)	(432)
Total other, net	$184	$191	$(328)	$467

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Included in interest income for the three and six months ended August 31, 2015 is income related to notes receivable from EyeLock, Inc. that were outstanding prior to the acquisition on September 1, 2015 of substantially all of the assets and certain liabilities of this entity.

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

From February 2013 through February 2016, the official exchange rate of the Venezuelan Bolivar Fuerte was 6.3 per U.S. dollar; however, since January 2014, the Venezuelan government has created multiple alternative exchange rates designated to be used for the purchase of goods and services deemed non-essential. In February 2015, the Venezuelan government introduced a new currency system, referred to as the Marginal Currency System, or SIMADI rate. This market-based exchange system consisted of a mechanism from which both businesses and individuals were allowed to purchase and sell foreign currency at the price set by the market. The SIMADI rate was used by the Company at August 31, 2015 and was approximately 200 Bolivar Fuerte/$1. In February 2016, the Venezuelan government announced further changes to its foreign currency exchange mechanisms, including a 59% devaluation of the official government exchange rate (re-named DIPRO) from 6.3 bolivars to 10.0 bolivars to the U.S. dollar.  Additionally, the SIMADI exchange rate was replaced by the DICOM exchange rate, a new floating exchange rate for non-essential imports. The Venezuelan government has reported that the DICOM exchange rate will be allowed to float to meet market needs. The Company has evaluated all of the facts and circumstances surrounding its Venezuelan operations and determined that as of August 31, 2016, the DICOM (formerly SIMADI) rate continues to be the appropriate rate to use for remeasuring its Venezuelan subsidiary’s financial statements. As of August 31, 2016, the published DIPRO and DICOM rates offered were 10.0 and 645 bolivars to the U.S. dollar, respectively. Net currency exchange losses of $0 and $8 were recorded for the three and six months ended August 31, 2016, respectively, representing currency devaluation, which are included in Other Income (Expense) on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Our investment in Venezuela mainly consists of $3,748 of properties that are currently being held for investment purposes. During Fiscal 2015, the Company impaired these properties based on an assessment of their recoverability. In reviewing the recoverability of its investment properties, the Company considered the expected cash flows from these properties, the length of time the properties have been held, the volatile market conditions, the Company’s financial condition, and the intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. No additional impairments were recorded during the three and six months ended August 31, 2016.

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

(18)     Lease Obligations

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

At August 31, 2016, the Company was obligated under non-cancelable operating leases for equipment, as well as warehouse and office facilities for minimum annual rental payments as follows:

Operating Leases
2017	$3,144
2018	2,294
2019	782
2020	224
2021	190
Thereafter	370
Total minimum lease payments	$7,004

The Company has three capital leases with a total lease liability of $1,231 at August 31, 2016. These leases have maturities through Fiscal 2021.

The Company previously leased a facility from its principal stockholder. During the three months ended August 31, 2016, the facility was sold to an unrelated third party.

(19)     Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	August 31, 2016	February 29, 2016	August 31, 2016	February 29, 2016	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,899,370	21,899,370	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	2,168,074	2,168,074	N/A	N/A	N/A

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
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Effective September 1, 2015, Voxx acquired a majority voting interest in substantially all of the assets and certain specified liabilities of Eyelock, Inc. and Eyelock Corporation, a market leader of iris-based identity authentication solutions, through a newly-formed entity, Eyelock LLC (See Note 2). We have determined that we hold a variable interest in EyeLock LLC as a result of:

•our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and

•a loan agreement with EyeLock LLC, executed in conjunction with the acquisition, as well as a convertible promissory note executed in August 2016, in which the subsidiary may borrow funds from Voxx for working capital purposes (see Note 2). Both loans bear interest at 10% and the total outstanding balance of these loans as of August 31, 2016 was $16,033.
We concluded that we became the primary beneficiary of EyeLock LLC on September 1, 2015 in conjunction with the acquisition. This was the first date on which we had the power to direct the activities that most significantly impact the economic performance of the entity because we acquired a majority interest in substantially all of the assets and certain liabilities of EyeLock, Inc. and EyeLock Corporation on this date, as well as obtained a majority voting interest as a result of this transaction. Although we are considered to have control over EyeLock LLC under ASC 810, due to our majority ownership interest, the assets of EyeLock LLC can only be used to satisfy the obligations of EyeLock LLC. As a result of our majority ownership interest in the entity and our primary beneficiary conclusion, we consolidated EyeLock LLC within our consolidated financial statements beginning on September 1, 2015. Prior to September 1, 2015, EyeLock, Inc. and EyeLock Corporation were not required to be consolidated within our consolidated financial statements because we concluded that we were not the primary beneficiary of the entities prior to that time.

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

 The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheet as of August 31, 2016:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	August 31, 2016	February 29, 2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$16	$20
Accounts receivable, net	240	195
Inventory, net	306	304
Prepaid expenses and other current assets	180	256
Total current assets	742	775
Property, plant and equipment, net	307	302
Intangible assets, net	40,718	42,249
Other assets	124	—
Total assets	$41,891	$43,326
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$460	$746
Accrued expenses and other current liabilities	1,547	1,103
Total current liabilities	2,007	1,849
Long-term debt	16,033	9,104
Other long-term liabilities	1,200	1,200
Total liabilities	19,240	12,153
Commitments and contingencies
Partners' equity:
Capital	40,366	39,841
Retained earnings	(17,715)	(8,668)
Total partners' equity	22,651	31,173
Total liabilities and stockholders' equity	$41,891	$43,326

Revenue and Expenses of EyeLock LLC
The following table sets forth the revenues and expenses of EyeLock LLC that were included in our Consolidated Statements of Operations for the three and six months ended August 31, 2016:

	Three Months Ended August 31,	Six Months Ended August 31,
Net sales	$64	$111
Cost of sales	21	30
Gross profit	43	81
Operating expenses:
Selling	416	1,086
General and administrative	1,611	3,297
Engineering and technical support	2,038	4,094
Total operating expenses	4,065	8,477
Operating loss	(4,022)	(8,396)
Interest and bank charges	(376)	(651)
Loss before income taxes	(4,398)	(9,047)
Income tax expense	—	—
Net loss	$(4,398)	$(9,047)

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

Our Automotive segment designs, manufactures, distributes and markets rear-seat entertainment devices, satellite radio products, automotive security, remote start systems, digital TV tuners, mobile antennas, mobile multimedia devices, aftermarket/OE-styled radios, car link-smartphone telematics applications, collision avoidance systems and location-based services.
Our Premium Audio segment designs, manufactures, distributes and markets home theater systems, high-end loudspeakers, outdoor speakers, iPod/computer speakers, business music systems, cinema speakers, flat panel speakers, Bluetooth speakers, soundbars, headphones and DLNA (Digital Living Network Alliance) compatible devices.
Our Consumer Accessories segment designs and markets remote controls; rechargeable battery packs; wireless and Bluetooth speakers; karaoke products; action cameras; iris identification and security related products; personal sound amplifiers; infant/nursery products; and A/V connectivity, portable/home charging, reception, and digital consumer products.
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

Segment data for each of the Company's segments are presented below:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Automotive	Premium Audio	Consumer Accessories	Corporate/ Eliminations	Total
Three Months Ended August 31, 2016
Net sales	$79,885	$34,902	$44,271	$204	$159,262
Equity in income of equity investees	1,545	—	—	—	1,545
Interest expense and bank charges	892	1,294	1,151	(1,467)	1,870
Depreciation and amortization expense	1,846	865	1,167	675	4,553
Income (loss) before income taxes	4,493	1,494	(4,811)	(2,133)	(957)

Three Months Ended August 31, 2015
Net sales	$84,316	$30,215	$39,123	$520	$154,174
Equity in income of equity investees	1,457	—	—	—	1,457
Interest expense and bank charges	1,493	2,258	1,305	(3,431)	1,625
Depreciation and amortization expense	1,867	860	330	501	3,558
Income (loss) before income taxes	3,883	(8,087)	(2,976)	333	(6,847)

Six Months Ended August 31, 2016
Net sales	$161,291	$67,035	$85,957	$435	$314,718
Equity in income of equity investees	3,353	—	—	—	3,353
Interest expense and bank charges	1,845	2,488	2,172	(2,940)	3,565
Depreciation and amortization expense	3,708	1,731	2,322	1,343	9,104
Income (loss) before income taxes	5,959	971	(10,360)	(5,039)	(8,469)

Six Months Ended August 31, 2015
Net sales	$174,291	$59,538	$83,863	$865	$318,557
Equity in income of equity investees	3,075	—	—	—	3,075
Interest expense and bank charges	2,982	4,490	2,711	(6,991)	3,192
Depreciation and amortization expense	3,674	1,727	655	999	7,055
Income (loss) before income taxes	9,254	(10,525)	(5,281)	(733)	(7,285)

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

Securities and Derivative Proceedings:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

On July 8, 2014, a purported class action suit, Brian Ford v. VOXX International Corporation et. al., was filed against us and two of our present executive officers (collectively, the "Defendants") in the U.S. District Court for the Eastern District of New York.  On July 16, 2015, the judge approved the designation of the lead plaintiffs and counsel for the plaintiffs.  On September 28, 2015, the plaintiff filed an amended complaint which alleges the same claims as the original complaint (that the Defendants violated the federal securities laws by making false or misleading statements which artificially inflated the price of our stock and that purchasers of our stock during the relevant period were damaged when the stock price later declined) under Sections 10(a) and 20(a) of the Securities Exchange Act but expands the class period by five months, from January 9, 2013 through May 14, 2014.  According to the allegations contained in the amended complaint, the defendants knew or should have known, by virtue of their roles and positions, that their statements were false and misleading and the Defendants were purportedly motivated because their conduct enabled Company insiders to sell VOXX stock at inflated prices. On November 25, 2015, the Defendants moved to dismiss the Amended Complaint for failure to state a claim. On July 22, 2016, the judge granted the Defendants' motion to dismiss the Amended Complaint. The plaintiffs did not file a Second Amendment Complaint by the Court-ordered deadline of October 4, 2016.

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

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments," which addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three and six months ended August 31, 2016 compared to the three and six months ended August 31, 2015. Next, we present adjusted EBITDA and diluted adjusted EBITDA per common share for the three and six months ended August 31, 2016 compared to the three and six months ended August 31, 2015 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

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

Reportable Segments

The Company operates in three segments based upon our products and internal organizational structure. The operating segments consist of the Automotive, Premium Audio and Consumer Accessories segments. The Automotive segment designs, manufactures, distributes and markets rear-seat entertainment devices, satellite radio products, automotive security, remote start systems, digital TV tuners, mobile antennas, mobile multimedia devices, aftermarket/OE-styled radios, car-link smartphone telematics application, collision avoidance systems and location-based services. The Premium Audio segment designs, manufactures, distributes and markets home theater systems, high-end loudspeakers, outdoor speakers, iPod/computer speakers, business music systems, cinema speakers, flat panel speakers, Bluetooth speakers, soundbars, headphones and DLNA (Digital Living Network Alliance) compatible devices. The Consumer Accessories segment designs and markets remote controls; rechargeable battery packs; wireless and Bluetooth speakers; karaoke products; action cameras, iris identification and security related products; personal sound amplifiers; infant/nursery products; and A/V connectivity, portable/home charging, reception and digital consumer products. See Note 21 to the Company's Consolidated Financial Statements for segment information.

Products included in these segments are as follows:

Automotive products include:

▪	mobile multi-media video products, including in-dash, overhead and headrest systems,

▪	autosound products including radios and amplifiers,

▪	satellite radios including plug and play models and direct connect models,

▪	smart phone telematics applications,

▪	automotive security and remote start systems,

▪	automotive power accessories,

▪	rear observation and collision avoidance systems,

▪	TV tuners and antennas, and

▪	location based services.

Premium Audio products include:

▪	premium loudspeakers,

▪	architectural speakers,

▪	commercial speakers,

▪	outdoor speakers,

▪	flat panel speakers,

▪	wireless speakers,

▪	Bluetooth speakers,

▪	home theater systems,

▪	business music systems,

▪	streaming music systems,

▪	on-ear and in-ear headphones,

▪	soundbars and sound bases, and

▪	DLNA (Digital Living Network Alliance) compatible devices.

Accessories products include:

▪	High-Definition Television ("HDTV") antennas,

▪	Wireless Fidelity ("WiFi") antennas,

▪	High-Definition Multimedia Interface ("HDMI") accessories,

▪	security related products,

▪	home electronic accessories such as cabling,

▪	other connectivity products,

▪	power cords,

▪	performance enhancing electronics,

▪	TV universal remotes,

▪	flat panel TV mounting systems,

▪	iPod specialized products,

▪	wireless headphones,

▪	wireless speakers,

▪	Bluetooth speakers,

▪	action cameras,

▪	karaoke products,

▪	infant/nursery products,

▪	power supply systems and charging products,

▪	electronic equipment cleaning products,

▪	personal sound amplifiers,

▪	set-top boxes,

▪	home and portable stereos,

▪	digital multi-media products, such as personal video recorders and MP3 products, and

▪	portable DVD players.

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

Acquisitions

Effective September 1, 2015 ("the Closing Date"), Voxx completed its acquisition of a 54% voting equity interest in substantially all of the assets and certain specified liabilities of Eyelock, Inc. and Eyelock Corporation (collectively the “Seller”) through a newly-formed entity, Eyelock LLC, for a total purchase consideration of $31,880, which consisted of a cash payment of $15,504, assignment of the fair value of the indebtedness owed to the Company by the Seller of $4,676 and the fair value of the non-controlling interest of $12,900, reduced by $1,200 for amounts owed to the LLC by the selling shareholders. EyeLock is a market leader of iris-based identity authentication solutions and this acquisition allows the Company to enter into the growing biometrics market. Details of the tangible and intangible assets acquired are outlined in Note 2 of this report.

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

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations and comprehensive income (loss), which present the results of our operations for the three and six months ended August 31, 2016 and 2015.

The following tables set forth, for the periods indicated, certain statements of operations data for the three and six months ended August 31, 2016 and 2015.

Net Sales

	August 31,
	2016	2015	$ Change	% Change
Three Months Ended:
Automotive	$79,885	$84,316	$(4,431)	(5.3)%
Premium Audio	34,902	30,215	4,687	15.5
Consumer Accessories	44,271	39,123	5,148	13.2
Corporate	204	520	(316)	(60.8)
Total net sales	$159,262	$154,174	$5,088	3.3%

Six Months Ended:
Automotive	$161,291	$174,291	$(13,000)	(7.5)%
Premium Audio	67,035	59,538	7,497	12.6
Consumer Accessories	85,957	83,863	2,094	2.5
Corporate	435	865	(430)	(49.7)
Total net sales	$314,718	$318,557	$(3,839)	(1.2)%

Automotive sales represented 50.2% and 51.2% of the net sales for the three and six months ended August 31, 2016, respectively compared to 54.7% in both of the comparable prior year periods. The Company experienced a decrease in automotive sales due to several factors, including the sale of all Jensen Mobile product inventory, consisting of car speakers and amplifiers, to a third party during the second quarter of the prior year in order to license the brand name for a commission. This has resulted in reduced sales of these products for the three and six months ended August 31, 2016 of approximately $3,000 and $6,300, respectively. There were also decreases in aftermarket overhead and headrest DVD player sales as a result of price reductions and competition within these product lines. Additionally, the Company saw a decrease in its remote start business due to a warmer Fiscal 2016 Winter season, which resulted in several customers carrying excess inventory into the Company's Fiscal 2017 year, as well as due to the fact that more vehicles are being built equipped with remote start capabilities, both of which have negatively impacted the sale of remote start products for the three and six months ended August 31, 2016. Sales of satellite radios during the six months ended August 31, 2016 also decreased as a result of more vehicles being built equipped with these products. Finally, the Company experienced decreases in OEM sales during the three and six months ended August 31, 2016 due to the completion and winding down of certain OEM programs during the first half of Fiscal 2017, as well as due to competition and slower growth in China. As an offset to these decreases, the Company has had increased tuner and antenna sales internationally during both the three and six months ended August 31, 2016 primarily due to the start of a new program during the first quarter of Fiscal 2017.

Premium Audio sales represented 21.9% and 21.3% of our net sales for the three and six months ended August 31, 2016, respectively, compared to 19.6% and 18.7% in the respective prior year periods. Sales have increased in this segment primarily as a result of the introduction of several new products, including various lines of HD wireless and Bluetooth speakers ranging in size from small bike light size speakers up to desktop and bookshelf size speakers. These wireless and Bluetooth speakers were launched between the fourth quarter of Fiscal 2016 and the first quarter of Fiscal 2017 and have been experiencing strong sales for the segment during the three and six months ended August 31, 2016. The Company also saw increases in sales of its newest soundbars, which contain wireless subwoofers and launched during the third quarter of Fiscal 2016, as well as in the sales of several of its existing lines of home entertainment speakers due to successful marketing and promotional activity. Additionally, headphone sales have increased as a result of promotions offered during the three and six months ended August 31, 2016 that were not provided in the prior year. These increases were partially offset by decreases in European sales during the three and six months ended August 31, 2016 as a result of a slower market overseas, as well as a slight decline in sales of commercial speakers as a result of the timing of vendor contracts.

Consumer Accessory sales represented 27.8% and 27.3% of our net sales for the three and six months ended August 31, 2016, respectively, compared to 25.4% and 26.3% in the comparable prior year periods.  The segment experienced increases in sales during the three and six months ended August 31, 2016 related to new products, such as the 360Fly® Action Camera, which was launched in the third quarter of Fiscal 2016, as well as the Company's Project Nursery baby monitors, which launched in the second quarter of Fiscal 2017. There was also an increase in international sales, primarily due to the roll out of an upgrade to the digital broadcasting platform in Europe, which will require new equipment, as well as an increase in sales of certain reception products, such as antennas, as a result of packaging and labeling improvements. Offsetting these increases, the segment had decreased sales of wireless speakers for the three and six months ended August 31, 2016 as compared to the three and six months ended August 31, 2015. While the sales of wireless speakers in this segment are still strong, the Company had higher sales in the prior year due to load in shipments of certain new wireless speaker products in order to fill its customers' inventory pipelines, which were not repeated in the current year. There were additional declines in wireless speaker sales as a result of promotions that were offered in the prior year but not repeated in Fiscal 2017. There was also a decrease during the three and six months ended August 31, 2016 in sales of hook-up products, remotes, clock radios, docking stations and power products, such as cables and surge protectors, due to competition, changes in demand and changes in technology. In addition, there was a decrease in sales of the Singtrix karaoke product during both the three and six months ended August 31, 2016 primarily as a result of promotional activity in the prior fiscal year that did not repeat in Fiscal 2017.

Gross Profit and Gross Margin Percentage

	August 31,
	2016	2015	$ Change	% Change
Three Months Ended:
Automotive	$25,013	$25,870	$(857)	(3.3)%
	31.3%	30.7%
Premium Audio	11,488	9,852	1,636	16.6
	32.9%	32.6%
Consumer Accessories	9,823	8,988	835	9.3
	22.2%	23.0%
Corporate	169	265	(96)	(36.2)
	$46,493	$44,975	$1,518	3.4%
	29.2%	29.2%
Six Months Ended:
Automotive	$49,427	$53,105	$(3,678)	(6.9)%
	30.6%	30.5%
Premium Audio	22,622	19,253	3,369	17.5
	33.8%	32.3%
Consumer Accessories	20,115	20,039	76	0.4
	23.4%	23.9%
Corporate	430	621	(191)	(30.8)
	$92,594	$93,018	$(424)	(0.5)%
	29.4%	29.2%

Gross margins in the Automotive segment increased 60 and 10 basis points, respectively, for the three and six months ended August 31, 2016, as compared to the prior year. The segment experienced an increase in sales of its high margin tuner and antenna products as a result of a new program that started during the first quarter of the fiscal year, as well as decreased sales of lower margin products such as satellite radio fulfillments and the Company's Jensen products, whose inventory was sold in the prior year, contributing to overall margin improvements for the segment. This was offset by decreased sales of higher margin products during the three and six months ended August 31, 2016, such as within the OEM manufacturing line, as well as remote start products and aftermarket overhead and headrest DVD products.

Gross margins in the Premium Audio segment increased 30 and 150 basis points, respectively, for the three and six months ended August 31, 2016 as compared to the three and six months ended August 31, 2015. Product mix was the main driver of the improvements during the first two quarters of Fiscal 2017, as the Company had an increase in sales of higher margin products, such as home entertainment speakers, soundbars, and premium loudspeakers, as well as higher margins achieved in the Asian market as compared to the prior year periods. Margins also improved due to the timing of product promotions, as the Company has expanded its planning calendar to better align promotions and product launches. These margin improvements for the three and six months ended August 31, 2016 were partially offset by heavy promotions and price adjustments on headphones and certain Bluetooth speakers that are being phased out to make way for newer products, as well as sales of some of the Company's lower margin wireless speakers.

Gross margins in the Consumer Accessories segment decreased 80 and 50 basis points, respectively, for the three and six months ended August 31, 2016, as compared to the prior year. For the three and six months ended August 31, 2016, margins were negatively impacted by decreased sales of certain higher margin products, including remotes, wireless speakers, hookup and power products, as well as by the launch of the new 360Fly® Action Camera, which contributed to a substantial increase in sales for the three and six months ended August 31, 2016, but produced lower margins for the segment. This was partially offset by an increase in sales of higher margin products, such as reception products and the Company's new line of baby monitors, as well as an improvement in the international product mix.

Operating Expenses and Operating Income

	August 31,
	2016	2015	$ Change	% Change
Three Months Ended:
Operating expenses:
Selling	$11,115	$10,680	$435	4.1%
General and administrative	24,903	26,303	(1,400)	(5.3)
Engineering and technical support	11,291	8,652	2,639	30.5
Intangible asset impairment charges	—	6,210	(6,210)	(100.0)
Total operating expenses	$47,309	$51,845	$(4,536)	(8.7)%

Operating loss	$(816)	$(6,870)	$6,054	(88.1)%

Six Months Ended:
Operating expenses:
Selling	$23,779	$23,718	$61	0.3%
General and administrative	51,974	53,994	(2,020)	(3.7)
Engineering and technical support	24,770	16,731	8,039	48.0
Intangible asset impairment charges	—	6,210	(6,210)	(100.0)
Total operating expenses	$100,523	$100,653	$(130)	(0.1)%

Operating loss	$(7,929)	$(7,635)	$(294)	3.9%

Total operating expenses have decreased for the three and six months ended August 31, 2016 as compared with the three and six months ended August 31, 2015. The Company has experienced decreases in salary, payroll and benefits expenses in both the three and six months ended August 31, 2016 as a result of headcount reductions made by the Company during Fiscal 2016, as well as decreased professional fees as a result of fewer legal matters during the periods in comparison to the prior year. Additionally, during the second quarter of Fiscal 2016, the Company incurred intangible asset impairment charges of $6,210 related to certain trademarks of the Company, which did not recur during the current fiscal year to date. Specifically, certain of the Company's premium audio product lines experienced lower than expected performance during the second quarter of Fiscal 2016 due to certain marketing strategies and the re-evaluation of marketing positions. As an offset to these operating expense decreases, there have been significant increases in research and development expenses during both the three and six months ended August 31, 2016, which is primarily related to the Company's acquisition of a majority voting interest in substantially all of the assets and certain liabilities of EyeLock Inc. and EyeLock Corporation on September 1, 2015. This new subsidiary has incurred significant research and development expenses related to its iris-based authentication solutions since its acquisition. Additionally, the Company's Hirschmann, Klipsch and Invision subsidiaries all increased their research and development spending during the three and six months ended August 31, 2016 in comparison to the prior year and Hirschmann received fewer reimbursements of development services, which are recorded as a reduction of research and development expense, and thus further resulted in overall higher net research and development expenses for the periods. The Company also incurred increases in depreciation and amortization expenses during the three and six months ended August 31, 2016 as a result of intangible assets acquired in conjunction with the EyeLock acquisition, and the addition of the Company's new manufacturing facility and executive offices in Lake Nona, FL, which was completed during the fourth quarter of Fiscal 2016, as well as increases in salary and benefit expenses related to EyeLock.

Other (Expense) Income

	August 31,
	2016	2015	$ Change	% Change
Three Months Ended:
Interest and bank charges	$(1,870)	$(1,625)	$(245)	15.1%
Equity in income of equity investees	1,545	1,457	88	6.0
Other, net	184	191	(7)	(3.7)
Total other (expense) income	$(141)	$23	$(164)	(713.0)%

Six Months Ended:
Interest and bank charges	$(3,565)	$(3,192)	$(373)	11.7%
Equity in income of equity investees	3,353	3,075	278	9.0
Other, net	(328)	467	(795)	(170.2)
Total other (expense) income	$(540)	$350	$(890)	(254.3)%

Interest and bank charges represent expenses for the Company's bank obligations, interest related to capital leases and amortization of debt issuance costs. The increase in these expenses for the three and six months ended August 31, 2016 is primarily due to interest expense related to the Company's outstanding Florida mortgage, which was entered into during the second quarter of Fiscal 2016 in order to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, FL. This mortgage was entered into in July 2015 and was not outstanding during most of the three and six months ended August 31, 2015.

Equity in income of equity investees represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA"). The increase in income for the three and six months ended August 31, 2016 was a result of an improvement in ASA's product mix.

Other, net, during the three months ended August 31, 2016, primarily included net foreign currency losses of $(67), interest income of $77, and rental income of $176. Other, net, during the three months ended August 31, 2015, primarily included foreign currency losses of $(398), interest income of $708 and rental income of $107. Other, net, during the six months ended August 31, 2016, primarily included net foreign currency losses of $(773), interest income of $102, and rental income of $349. Other, net, during the six months ended August 31, 2015, primarily included foreign currency losses of $(55), interest income of $743 and rental income of $211. Included in interest income for the three and six months ended August 31, 2015 is income related to notes receivable from EyeLock, Inc. that were outstanding prior to the transaction on September 1, 2015 to acquire substantially all of the assets and certain liabilities of EyeLock Inc. and EyeLock Corp.

Income Tax Provision

The effective tax rate for the three and six months ended August 31, 2016 was a benefit of 236.3% and 43.1%, respectively, compared to a benefit of 35.8% and 29.9%, respectively, in the comparable prior periods.  The effective tax rate for the three and six months ended August 31, 2016 is higher than the statutory rate of 35% primarily due to an income tax provision resulting from the increase in deferred tax liabilities related to indefinite-lived intangibles.

Net Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with net income and basic and diluted net income per common share.

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
Net income (loss) attributable to Voxx International Corporation	$3,020	$(4,394)	$(1,288)	$(5,108)
Net income (loss) per common share:
Basic	$0.12	$(0.18)	$(0.05)	$(0.21)
Diluted	$0.12	$(0.18)	$(0.05)	$(0.21)

Net income (loss) for both the three and six months ended August 31, 2016 was favorably impacted by income tax benefits, as well as the performance of the Company's equity investment. Net income for the three months ended August 31, 2016 was also favorably impacted by higher net sales as compared to the prior year. As an offset, the net income (loss) for both the three and six months ended August 31, 2016 was unfavorably impacted by net losses incurred by EyeLock LLC. The net loss for both the three and six months ended August 31, 2015 were unfavorably impacted by impairment charges related to intangible assets.

Adjusted EBITDA

Adjusted EBITDA and diluted adjusted EBITDA per common share are not financial measures recognized by GAAP. Adjusted EBITDA represents net income, computed in accordance with GAAP, before interest and bank charges, taxes, depreciation and amortization, stock-based compensation expense and impairment charges. Depreciation, amortization and stock-based compensation are non-cash items. Diluted adjusted EBITDA per common share represents the Company's diluted earnings per common share based on adjusted EBITDA.

We present adjusted EBITDA and diluted adjusted EBITDA per common share in this Form 10-Q because we consider them to be useful and appropriate supplemental measures of our performance. Adjusted EBITDA and diluted adjusted EBITDA per common share help us to evaluate our performance without the effects of certain GAAP calculations that may not have a direct cash impact on our current operating performance. In addition, the exclusion of certain costs or gains relating to certain non-recurring events allows for a more meaningful comparison of our results from period-to-period. These non-GAAP measures, as we define them, are not necessarily comparable to similarly entitled measures of other companies and may not be appropriate measures for performance relative to other companies. Adjusted EBITDA should not be assessed in isolation from or construed as a substitute for EBITDA. EBITDA, Adjusted EBITDA and diluted adjusted EBITDA per common share are not intended to represent, and should not be considered to be more meaningful measures than, or alternatives to, measures of operating performance as determined in accordance with GAAP.

Reconciliation of GAAP Net Income (Loss) to Adjusted EBITDA

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
Net income (loss) attributable to Voxx International Corporation	$3,020	$(4,394)	$(1,288)	$(5,108)
Adjustments:
Interest expense and bank charges (1)	1,722	1,625	3,310	3,192
Depreciation and amortization (1)	4,247	3,558	8,490	7,055
Income tax benefit	(2,261)	(2,453)	(3,653)	(2,177)
EBITDA	6,728	(1,664)	6,859	2,962
Stock-based compensation	188	257	363	487
Intangible asset impairment charges	—	6,210	—	6,210
Adjusted EBITDA	$6,916	$4,803	$7,222	$9,659
Diluted income (loss) per common share	$0.12	$(0.18)	$(0.05)	$(0.21)
Diluted adjusted EBITDA per common share	$0.29	$0.20	$0.30	$0.40

(1) For purposes of calculating Adjusted EBITDA for the Company, interest expense and bank charges, as well as depreciation and amortization added back to Net Income (Loss) have been adjusted in order to exclude the non-controlling interest portion of these expenses attributable to EyeLock LLC.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of August 31, 2016, we had working capital of $135,903 which includes cash and cash equivalents of $4,851, compared with working capital of $132,167 at February 29, 2016, which included cash and cash equivalents of $11,767. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions or to pay down our debt.

Operating activities used cash of $7,017 for the six months ended August 31, 2016 principally due to increases in the Company's inventory balance, which was offset by decreases in accounts receivable as a result of collections and factoring of certain trade accounts receivable balances, as well as an increase in accounts payable.

•	The Company experienced a slight decrease in annual accounts receivable turnover of 7.8 during the six months ended August 31, 2016 compared to 7.9 during the six months ended August 31, 2015.

•	Annual inventory turnover remained constant at 2.5 during both the six months ended August 31, 2016 and August 31, 2015.

Investing activities used cash of $5,089 during the six months ended August 31, 2016, as a result of capital additions during the quarter.

Financing activities provided cash of $4,584 during the six months ended August 31, 2016, primarily due to borrowings of bank obligations, net of repayments.

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

The Amended Credit Facility requires compliance with a financial covenant calculated as of the last day of each fiscal quarter consisting of a Fixed Charge Coverage Ratio. The Amended Credit Facility also contains covenants that limit the ability of the Loan Parties and certain of their Subsidiaries which are not Loan Parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any Change of Control; (ix) make any Restricted Junior Payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an Affiliate of any Borrower or any of their Subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Amended Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash.

The Obligations under the Loan Documents are secured by a general lien on and security interest in substantially all of the assets of the Borrowers and certain of the Guarantors, including accounts receivable, equipment, real estate, general intangibles and inventory. The Company has guaranteed the obligations of the Borrowers under the Credit Agreement.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At August 31, 2016, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period (9)
		Less than	2-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$1,231	$53	$928	$250	$—
Operating leases (2)	7,004	3,144	3,076	414	370
Total contractual cash obligations	$8,235	$3,197	$4,004	$664	$370

Other Commitments
Bank obligations (3)	$92,898	$9,179	$7,500	$76,219	$—
Stand-by and commercial letters of credit (4)	1,056	1,056	—	—	—
Other (5)	14,770	1,661	5,258	1,000	6,851
Profit sharing payments (6)	43	43	—	—	—
Pension obligation (7)	8,664	212	570	533	7,349
Unconditional purchase obligations (8)	113,957	113,957	—	—	—
Total other commitments	231,388	126,108	13,328	77,752	14,200
Total commitments	$239,623	$129,305	$17,332	$78,416	$14,570

1.
Represents total principal payments due under capital lease obligations which have a total current (included in other current liabilities) and long term principal balance of $53 and $1,178, respectively at August 31, 2016.

2.	We enter into operating leases in the normal course of business.

3.	Represents amounts outstanding under the Company's Amended Credit Facility, Hirschmann's line of credit and the Voxx Germany Euro asset-based lending facility at August 31, 2016.

4.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.

5.
This amount includes amounts due under an assumed mortgage on a facility in connection with the acquisition of Klipsch, as well as amounts outstanding under loans and mortgages for our manufacturing facility in Florida and for facilities purchased at Schwaiger and Voxx Germany.

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

Related Party Transactions

The Company previously leased a facility from its principal stockholder. The facility was sold to an unrelated third party during the three months ended August 31, 2016.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 23 to our consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

Voxx conducts business in various non-U.S. countries, including Germany, Hungary, Canada, Mexico, China, Denmark, the Netherlands, and France and thus is exposed to market risk for changes in foreign currency exchange rates. A cumulative foreign currency translation loss of $(35,121) related to the Company’s foreign subsidiaries is included in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet at August 31, 2016. The aggregate foreign currency transaction exchange rate (losses) gains included in determining income before income taxes were $(67) and $(773) for the three and six months ended August 31, 2016, respectively, compared to $(398) and $(55) for the three and six months ended August 31, 2015, respectively. For the three and six months ended August 31, 2016, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $6,100 and $12,300, respectively, and net income of approximately $100 and $150, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela represented less than 1% of year to date sales. Approximately $75 of assets invested in Venezuela are cash related and are subject to government foreign exchange controls. The Company also maintains $3,748 in real estate property in Venezuela that could be subject to government foreign exchange controls upon their ultimate sale.

The Company enters into forward foreign currency contracts which are utilized to hedge a portion of its foreign currency inventory purchases, local operating expenses, as well as its general economic exposure to foreign currency fluctuations created in the normal course of business. As of August 31, 2016, the total net fair value of our forward foreign currency contracts recorded in Accrued expenses and other liabilities and Prepaid expenses and other current assets on our Consolidated Balance Sheet was $151. Total gains recognized related to forward foreign currency contracts settled during the three and six months ended August 31, 2016 were $98 and $422, respectively, compared to $887 and $2,174 during the three and six months ended August 31, 2015.

Interest

In connection with the Amended Credit Facility and the Florida Mortgage, we have debt outstanding in the amount of $87,469 and $9,350, respectively, at August 31, 2016. Interest on the Amended Credit Facility is charged at a range of LIBOR plus 0.75 - 2.25% and interest on the Florida Mortgage is charged at 70% of 1-month LIBOR plus 1.54%. We have one interest rate swap for a portion of the Amended Credit Facility with a notional amount of $7,500 at August 31, 2016, as well as one interest rate swap for the Florida Mortgage with a notional amount of $9,350 at August 31, 2016. These swaps protect against LIBOR interest rates rising above 0.515% (exclusive of credit spread) on the hedged Amended Credit Facility balance through February 28, 2017, as well as fixes the interest rate on the Florida Mortgage at 3.48% (inclusive of credit spread) through the mortgage end date of March 2026.

As of August 31, 2016, the total net fair value of our interest rate swaps recorded in Other liabilities and Prepaid expenses and other current assets on our Consolidated Balance Sheet was $(674), which represents the amount that would be received/(paid) upon unwinding the interest rate swap agreements based on market conditions on that date. Changes in the fair value of these interest rate swap agreements are reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated Other Comprehensive Income (Loss) since the hedges are deemed fully effective. During the six months ended August 31, 2016, the Company unwound one of its interest rate swaps, resulting in a charge to interest expense of $(114), representing the fair value of the interest rate swap on the date of the unwind.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of August 31, 2016 to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three month period ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of common stock repurchased during the three and six months ended August 31, 2016.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1
Amendment No. 1 to the Second Amended and Restated Credit Agreement, dated as of August 10, 2016, by and among Voxx Accessories Corp., Voxx Electronics Corp., Code Systems Inc., Invision Automotive Systems Inc. and Klipsch Group Inc., as Borrowers, the Company, as Parent, the Lenders that are signatories, as the Lenders and Wells Fargo Bank, National Association, as Administrative Agent (filed Herewith).

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

101
The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended August 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets , (ii), the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

October 11, 2016

By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer