Form 10-Q
period 2016-11-30
VOXX International Corp
filed 2017-01-09
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

 or

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
Yes   ☒ No   ☐

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of January 6, 2017
Class A Common Stock	21,899,370	Shares
Class B Common Stock	2,260,954	Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	November 30, 2016	February 29, 2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$5,672	$11,767
Accounts receivable, net	110,408	87,055
Inventory, net	158,636	144,028
Receivables from vendors	2,914	2,519
Prepaid expenses and other current assets	19,681	17,256
Income tax receivable	1,365	1,426
Total current assets	298,676	264,051
Investment securities	10,417	10,206
Equity investments	22,343	21,949
Property, plant and equipment, net	79,664	79,422
Goodwill	103,265	104,349
Intangible assets, net	178,300	185,022
Deferred income taxes	23	23
Other assets	1,818	2,168
Total assets	$694,506	$667,190
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$71,778	$55,790
Accrued expenses and other current liabilities	44,785	50,748
Income taxes payable	39	4,081
Accrued sales incentives	17,243	12,439
Current portion of long-term debt	11,820	8,826
Total current liabilities	145,665	131,884
Long-term debt, net of debt issuance costs	105,267	88,169
Capital lease obligation	704	1,381
Deferred compensation	4,276	4,011
Other tax liabilities	5,043	4,997
Deferred income tax liabilities	30,107	30,374
Other long-term liabilities	9,988	10,480
Total liabilities	301,050	271,296
Commitments and contingencies (see Note 22)
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 19)	—	—
Common stock:
Class A, $.01 par value, 60,000,000 shares authorized, 24,067,444 shares issued and 21,899,370 shares outstanding at both November 30, 2016 and February 29, 2016	256	256
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	295,087	294,038
Retained earnings	159,459	154,947
Non-controlling interest	3,413	8,524
Accumulated other comprehensive loss	(43,605)	(40,717)
Treasury stock, at cost, 2,168,074 shares of Class A Common Stock at both November 30, 2016 and February 29, 2016	(21,176)	(21,176)
Total stockholders' equity	393,456	395,894
Total liabilities and stockholders' equity	$694,506	$667,190
See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
 (In thousands, except share and per share data)
(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015
Net sales	$198,937	$192,506	$513,655	$511,063
Cost of sales	140,724	136,663	362,848	362,202
Gross profit	58,213	55,843	150,807	148,861
Operating expenses:
Selling	12,421	12,464	36,200	36,182
General and administrative	27,240	29,536	79,214	83,530
Engineering and technical support	11,243	9,459	36,013	26,190
Intangible asset impairment charges	—	—	—	6,210
Acquisition costs	—	800	—	800
Total operating expenses	50,904	52,259	151,427	152,912
Operating income (loss)	7,309	3,584	(620)	(4,051)
Other income (expense):
Interest and bank charges	(1,995)	(1,772)	(5,560)	(4,964)
Equity in income of equity investees	1,931	1,927	5,284	5,002
Gain on bargain purchase	—	4,679	—	4,679
Other, net	100	636	(228)	1,103
Total other income (expense), net	36	5,470	(504)	5,820
Income (loss) before income taxes	7,345	9,054	(1,124)	1,769
Income tax expense (benefit)	3,435	2,968	(218)	791
Net income (loss)	3,910	6,086	(906)	978
Less: net loss attributable to non-controlling interest	(1,890)	(1,691)	(5,418)	(1,691)
Net income attributable to Voxx International Corporation	$5,800	$7,777	$4,512	$2,669
Other comprehensive (loss) income:
Foreign currency translation adjustments	(6,684)	(7,993)	(3,168)	(9,026)
Derivatives designated for hedging	752	(32)	240	(1,673)
Pension plan adjustments	96	155	44	154
Unrealized holding gain (loss) on available-for-sale investment securities, net of tax	4	5	(4)	1
Other comprehensive loss, net of tax	(5,832)	(7,865)	(2,888)	(10,544)
Comprehensive (loss) income attributable to Voxx International Corporation	$(32)	$(88)	$1,624	$(7,875)

Net income per common share attributable to Voxx International Corporation (basic)	$0.24	$0.32	$0.19	$0.11
Net income per common share attributable to Voxx International Corporation (diluted)	$0.24	$0.32	$0.19	$0.11
Weighted-average common shares outstanding (basic)	24,160,324	24,183,791	24,160,324	24,177,061
Weighted-average common shares outstanding (diluted)	24,287,431	24,219,555	24,237,357	24,211,651

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended November 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(906)	$978
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	13,637	11,356
Amortization of debt discount	614	847
Impairment charges	—	6,210
Bad debt expense	191	615
Non-cash bank charges	187	—
Non-cash interest on borrowings	1,817	—
Interest on notes receivable from EyeLock, Inc.	—	(677)
Gain on forward contracts	(590)	(3,289)
Loss on interest rate swap unwind	114	—
Equity in income of equity investees	(5,284)	(5,002)
Distribution of income from equity investees	4,889	4,309
Deferred income tax benefit	(108)	(1,491)
Non-cash compensation adjustment	1,261	350
Stock based compensation expense	568	686
Venezuela currency devaluation on investment securities	—	23
Gain on sale of property, plant and equipment	(12)	(202)
Gain on sale of intangible asset	—	(30)
Gain on bargain purchase	—	(4,679)
Changes in operating assets and liabilities:
Accounts receivable	(24,299)	(1,491)
Inventory	(15,897)	327
Receivables from vendors	(67)	827
Prepaid expenses and other	(2,139)	7,580
Investment securities-trading	(210)	264
Accounts payable, accrued expenses, accrued sales incentives and other liabilities	15,006	3,806
Income taxes payable	(3,904)	1,160
Net cash (used in) provided by operating activities	(15,132)	22,477
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,622)	(16,625)
Proceeds from sale of property, plant and equipment	15	317
Proceeds from sale of intangible asset	—	150
Increase in notes receivable	—	(4,176)
Sale of short term investments	—	251
Purchase of business	—	(15,504)
Net cash used in investing activities	(8,607)	(35,587)
Cash flows from financing activities:
Principal payments on capital lease obligation	(356)	(310)
Repayment of bank obligations	(30,763)	(180,686)
Borrowings on bank obligations	48,353	198,325

Deferred financing costs	—	(332)
Proceeds from exercise of stock options	—	436
Repurchase of common stock	—	(227)
Net cash provided by financing activities	17,234	17,206
Effect of exchange rate changes on cash	410	(109)
Net (decrease) increase in cash and cash equivalents	(6,095)	3,987
Cash and cash equivalents at beginning of period	11,767	8,448
Cash and cash equivalents at end of period	$5,672	$12,435

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

In connection with the closing, the Company entered into a loan agreement with Eyelock LLC. The terms of the loan agreement allowed Eyelock LLC to borrow up to $12,000 at an interest rate of 10%. During the second and third quarters of Fiscal 2017, the Company issued two convertible promissory notes to EyeLock LLC, allowing the entity to borrow up to a total of $12,000 in additional funds. The outstanding principal balance of these two promissory notes are convertible at the sole option of Voxx into units of EyeLock LLC. The convertible promissory notes bear interest at 10%, and can be used for working capital purposes related to new business opportunities. If Voxx chooses not to convert into equity, the outstanding loan principal will be repaid at a multiple ranging from 1.35 to 1.45 based on the repayment date. Amounts outstanding under the first loan agreement, as well as the convertible promissory note executed during the second quarter of Fiscal 2017 are due on September 1, 2017, while the convertible promissory note executed during the third quarter of Fiscal 2017 is due on November 1, 2017. All three agreements include customary events of default and are collateralized by all of the property of Eyelock LLC.

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

Acquisition related costs relating to this transaction of $800 were expensed as incurred during the year ended February 29, 2016. Net sales attributable to EyeLock LLC in the Company's consolidated statements of operations for the three and nine months ended November 30, 2016 were approximately $100 and $211, respectively.

The results of EyeLock LLC's operation have been included in the Company's consolidated financial statements since the date of acquisition.

Pro-forma Financial Information

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The following unaudited pro-forma financial information for the three and nine months ended November 30, 2015 represents the results of the Company's operations as if EyeLock LLC was included in these periods of Fiscal 2016. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the companies constituted a single entity during the period.

	Three Months Ended November 30,	Nine Months Ended November 30,
	2015	2015
Net sales:
As reported	$192,506	$511,063
Pro forma	192,506	512,178
Net income (loss) attributable to Voxx International Corporation:
As reported	$7,777	$2,669
Pro forma	6,116	(4,152)
Basic income (loss) per share:
As reported	$0.32	$0.11
Pro forma	0.25	(0.17)
Diluted income (loss) per share:
As reported	$0.32	$0.11
Pro forma	0.25	(0.17)
Average shares - basic	24,183,791	24,177,061
Average shares - diluted	24,219,555	24,211,651

The above pro-forma results include certain adjustments for the periods presented to adjust the financial results and give consideration to the assumption that the acquisition occurred on the first day of Fiscal 2015. These adjustments include costs such as an estimate for amortization associated with intangible assets acquired, the adjustment of interest expense, the reversal of rent and utility expenses on debt and property leases not assumed, as well as the movement of expenses and gains specific to the acquisition from Fiscal 2016 to Fiscal 2015. These pro-forma results of operations have been estimated for comparative purposes only and may not reflect the actual results of operations that would have been achieved had the transaction occurred on the date presented or be indicative of results to be achieved in the future.

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

There are no reconciling items which impact the numerator of basic and diluted net income (loss) per common share.  A reconciliation between the denominator of basic and diluted net income (loss) per common share is as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015
Weighted-average common shares outstanding	24,160,324	24,183,791	24,160,324	24,177,061
Effect of dilutive securities:
Stock options, warrants and restricted stock	127,107	35,764	77,033	34,590
Weighted-average common shares and potential common shares outstanding	24,287,431	24,219,555	24,237,357	24,211,651

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Restricted stock, stock options and warrants of 121,250 and 131,250 for the three months ended November 30, 2016 and 2015, respectively, and 252,067 and 126,808 for the nine months ended November 30, 2016 and 2015, respectively, were not included in the net income (loss) per diluted share calculation because the exercise price of these stock options and warrants was greater than the average market price of the Company’s common stock during these periods or the inclusion of these components would have been anti-dilutive.

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
Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets measured at fair value on a recurring basis at November 30, 2016:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$5,672	$5,672	$—
Derivatives
Designated for hedging	$489	$—	$489
Investment securities:
Trading securities	$4,127	$4,127	$—
Available-for-sale securities	12	12	—
Other investments at amortized cost (a)	6,278	—	—
Total investment securities	$10,417	$4,139	$—

The following table presents assets measured at fair value on a recurring basis at February 29, 2016:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$11,767	$11,767	$—
Derivatives
Designated for hedging	$30	$—	$30
Investment securities:
Trading securities	$3,917	$3,917	$—
Available-for-sale securities	18	18	—
Other investments at amortized cost (a)	6,271	—	—
Total investment securities	$10,206	$3,935	$—

(a)
Included in this balance are investments in two non-controlled corporations accounted for at cost (see Note 5). The fair values of these investments would be based upon Level 3 inputs. At November 30, 2016 and February 29, 2016, it is not practicable to estimate the fair values of these items.

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
Derivative Instruments
The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases, local operating expenses, as well as its general economic exposure to foreign currency fluctuations created in the normal course of business. The Company also has two interest rate swap agreements as of November 30, 2016, one of which hedges interest rate exposure related to the forecasted outstanding borrowings on a portion of its senior secured credit facility ("the Amended Credit Facility"), and a second that hedges interest rate exposure related to the forecasted outstanding balance of its Florida Mortgage, with monthly payments due through March 2026. A third interest rate swap agreement that also hedged interest rate exposure related to the Amended Credit Facility, expired during the first quarter of Fiscal 2017 with a fair value of $0 on the date of expiration, and a fourth agreement, which hedged interest rate exposure related to the forecasted outstanding balance of one of its mortgage notes, was unwound during the first quarter of Fiscal 2017 when that mortgage was paid in full (see Note 15). The fair value of this interest rate swap agreement on the date it was unwound was $(114), which was charged to interest expense in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) during the nine months ended November 30, 2016. The swap agreement related to the Amended Credit Facility locks the Company's LIBOR rate at 0.515% (exclusive of credit spread) through the swap's maturity date of February 28, 2017. The swap agreement related to the Company's Florida Mortgage locks the interest rate on the debt at 3.48% (inclusive of credit spread) through the maturity date of the loan. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts range from 1 - 15 months and are classified in the balance sheet according to their terms. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either assets or liabilities based on the fair value of the instruments at the end of the period.
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is recognized as incurred through Other Income (Expense) in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) and amounted to $190 and $177 for the three and nine months ended November 30, 2016, respectively, and $166 for $153 the three and nine months ended November 30, 2015, respectively.
Financial Statement Classification
The Company holds derivative instruments that are designated as hedging instruments. The following table discloses the fair value as of November 30, 2016 and February 29, 2016 of derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	November 30, 2016	February 29, 2016
Designated derivative instruments
Foreign currency contracts	Accrued expenses and other current liabilities	$(189)	$(98)
	Prepaid expenses and other current assets	1,039	989
Interest rate swap agreements	Other long term liabilities	(363)	(862)
	Prepaid expenses and other current assets	2	1

Total derivatives		$489	$30

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Cash flow hedges

During Fiscal 2016 and during the third quarter of Fiscal 2017, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $39,070 and are designated as cash flow hedges at November 30, 2016. The current outstanding notional values of the Company's two interest rate swaps at November 30, 2016 are $3,750 and $9,238. For cash flow hedges, the effective portion of the gain or loss is reported as a component of Other Comprehensive Income (Loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three and nine months ended November 30, 2016 and 2015 was as follows:

	Three months ended			Nine months ended
	November 30, 2016			November 30, 2016
	Pretax Gain(Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (a)	Gain (Loss)for Ineffectiveness in Other Income	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (a)	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$837	$160	$190	$241	$582	$177
Interest rate swaps	$313	$—	$—	$386	$(114)	$—

	Three months ended			Nine months ended
	November 30, 2015			November 30, 2015
	Pretax Gain(Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (a)	Gain (Loss)for Ineffectiveness in Other Income	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (a)	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$989	$747	$166	$1,358	$2,921	$153
Interest rate swaps	$(127)	$—	$—	$(474)	$—	$—
(a) Gains and losses related to foreign currency contracts are reclassified to cost of sales. Gains and losses related to interest rate swaps are reclassified to interest expense.

The net income (loss) recognized in Other Comprehensive Income (Loss) for foreign currency contracts is expected to be recognized in cost of sales within the next eighteen months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. As of November 30, 2016, no foreign currency contracts originally designated for hedge accounting were de-designated or terminated.

(5)    Investment Securities

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

As of November 30, 2016 and February 29, 2016, the Company had the following investments:

	November 30, 2016			February 29, 2016
	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value
Investment Securities
Marketable Securities
Trading
Deferred Compensation	$4,127	$—	$4,127	$3,917	$—	$3,917
Available-for-sale
Cellstar	—	12	12	—	18	18
Total Marketable Securities	4,127	12	4,139	3,917	18	3,935
Other Investments	6,278	—	6,278	6,271	—	6,271
Total Investment Securities	$10,405	$12	$10,417	$10,188	$18	$10,206

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

A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No other-than-temporary losses were incurred by the Company during the three and nine months ended November 30, 2016 or 2015.

Other Long-Term Investments

Other long-term investments include investments in two non-controlled corporations accounted for by the cost method. As of November 30, 2016, the Company's investments in Rx Networks and 360fly, Inc. (formerly EyeSee360, Inc.) totaled $1,825 and $4,453, respectively, or a total investment balance of $6,278. We held 10.2% and 4.7% of the outstanding shares of Rx Networks and 360fly, Inc., respectively, at November 30, 2016. No additional investment was made in either of these companies during the three and nine months ended November 30, 2016.

(6)    Accumulated Other Comprehensive (Loss) Income

The Company’s accumulated other comprehensive (losses) income consist of the following:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Foreign Currency Translation Gains (Losses)	Unrealized gains (losses) on investments, net of tax	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 29, 2016	$(38,637)	$(81)	$(2,102)	$103	$(40,717)
Other comprehensive (loss) income before reclassifications	(3,168)	(4)	44	530	(2,598)
Reclassified from accumulated other comprehensive income (loss)	—	—	—	(290)	(290)
Net current-period other comprehensive (loss) income	(3,168)	(4)	44	240	(2,888)
Balance at November 30, 2016	$(41,805)	$(85)	$(2,058)	$343	$(43,605)

During the three and nine months ended November 30, 2016, the Company recorded tax expense (benefit) related to unrealized losses on investments of $0 in both periods, pension plan adjustments of $0 in both periods, and derivatives designated in a hedging relationship of $225 and $(51), respectively.

Included in foreign currency translation losses of $3,168 for the nine months ended November 30, 2016, was $1,012 resulting from translating the financial statements of the Company’s non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar, as well as approximately $1,891 resulting from the re-measurement of an intercompany loan, payable in Euros, which is of a long-term investment nature. Remaining gains or losses pertain to the re-measurement of intercompany transactions of a long-term investment nature, with certain subsidiaries whose functional currency is not the U.S. dollar. Intercompany loans and transactions that are of a long-term investment nature are remeasured and resulting gains and losses shall be reported in the same manner as translation adjustments. Within foreign currency translation losses in Other Comprehensive Income (Loss) for the nine months ended November 30, 2016, the Company recorded losses of $3,066 related to the Euro, which was caused by the strengthening of the U.S. dollar against the Euro by approximately 2%, and a loss of $102 related to various other currencies.

(7)    Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	Nine Months Ended November 30,
	2016	2015
Non-cash investing and financing activities:
Capital expenditures funded by long-term obligations	$—	$1,109
Mortgage settlement funded by long-term obligations	5,590	—
Deferred financing costs funded by long-term obligations	1,779	—
Non-cash acquisition of long-term investment	—	1,453
Cash paid during the period:
Interest (excluding bank charges)	$1,366	$2,328
Income taxes (net of refunds)	$3,610	$1,089

(8)    Accounting for Stock-Based Compensation

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Company’s Form 10-K for the fiscal year ended February 29, 2016.

The Company granted 125,000 options in October 2014, which vested on October 16, 2015, expire two years from date of vesting (October 15, 2017), have an exercise price equal to $7.76, $0.25 above the sales price of the Company’s stock on the day prior to the date of grant, have a contractual term of 3.0 years and a grant date fair value of $2.78 per share determined based upon a Black-Scholes valuation model. These options are included in the outstanding options and warrants table below and are exercisable at November 30, 2016.

In addition, the Company issued 15,000 warrants in October 2014 to purchase the Company’s common stock with the same terms as those of the options above as consideration for future legal and professional services. These warrants are included in the outstanding options and warrants table below and are exercisable at November 30, 2016.

During the three and nine months ended November 30, 2016, there were no stock-based compensation costs or professional fees recorded by the Company and there were no unrecognized compensation costs or professional fees as of November 30, 2016 related to stock options and warrants.

Information regarding the Company's stock options and warrants is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at February 29, 2016	131,250	$7.76
Granted	—	—
Exercised	—	—
Forfeited/expired	10,000	7.76
Outstanding and exercisable at November 30, 2016	121,250	$7.76	0.88

A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates for a reason other than death, disability or retirement, prior to the release of the restrictions. In Fiscal 2014, the Company established a Supplemental Executive Retirement Plan (SERP) and granted 84,588 shares of restricted stock under this plan. During Fiscal 2015, Fiscal 2016 and Fiscal 2017, an additional 118,058, 79,268 and 165,619 shares of restricted stock were granted under the SERP, respectively. These shares were granted based on certain performance criteria and vest on the later of three years from the date of grant (or three years from the date of participation in the SERP with respect to the Fiscal 2014 grants), or the grantee reaching the age of 65 years. The shares will also vest upon termination of the grantee's employment by the Company without cause, provided that the grantee, at the time of termination, has been employed by the Company for at least 10 years. Upon vesting, the shares will be issued to the grantee or settled in cash, at the Company's sole option. The grantee cannot transfer the rights to receive shares before the restricted shares vest. There are no market conditions inherent in the award, only an employee performance requirement, and the service requirement that the respective employee continues employment with the Company through the vesting date. The Company expenses the cost of the restricted stock awards on a straight-line basis over the requisite service period of each employee or a maximum of 12.75 years. For these purposes, the fair market values of the restricted stock, $13.62, $7.77, $8.13 and $2.69, respectively, were determined based on the mean of the high and low price of the Company's common stock on the grant dates.

The following table presents a summary of the Company's restricted stock activity for the nine months ended November 30, 2016:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at February 29, 2016	271,824	$9.61
Granted	165,619	2.69
Vested	—	—
Forfeited	—	—
Balance at November 30, 2016	437,443	$6.99

During the three and nine months ended November 30, 2016, the Company recorded $205 and $568 in stock-based compensation related to restricted stock awards. As of November 30, 2016, there was $1,526 of unrecognized stock-based compensation expense related to unvested restricted stock awards.

(9)    Supply Chain Financing

The Company has four supply chain financing agreements ("factoring agreements") that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The factored balances for all four agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three and nine months ended November 30, 2016, net of discounts, were $73,389 and $191,944, respectively, compared to $75,196 and $199,438 for the three and nine months ended November 30, 2015, respectively.

(10)    Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $7,964 and $26,411 for the three and nine months ended November 30, 2016, respectively, compared to $6,412 and $16,990 for the three and nine months ended November 30, 2015, respectively, net of customer reimbursement, and are included within Engineering and Technical Support Expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company enters into development and long-term supply agreements with certain of its OEM ("Original Equipment Manufacturer") customers. Reimbursements of the development services are recorded based upon the milestone method of revenue recognition provided certain criteria are met. Amounts due from OEM customers for development services are reflected as a reduction of research and development expense because the performance of contract development services is not central to the Company's operations. For the three and nine months ended November 30, 2016, the Company recorded $1,642 and $3,119, respectively, of development service reimbursements as a reduction of research and development expense based upon the achievement of a milestone, as compared to $3,326 and $6,446, respectively, for the three and nine months ended November 30, 2015.

(11)    Goodwill and Intangible Assets

The change in goodwill by segment is as follows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Automotive:	Amount
Beginning balance at March 1, 2016	$57,816
Currency translation	(1,084)
Balance at November 30, 2016	$56,732

Gross carrying amount at November 30, 2016	$56,732
Accumulated impairment charge	—
Net carrying amount at November 30, 2016	$56,732

Premium Audio:
Beginning balance at March 1, 2016	$46,533
Activity during the period	—
Balance at November 30, 2016	$46,533

Gross carrying amount at November 30, 2016	$78,696
Accumulated impairment charge	(32,163)
Net carrying amount at November 30, 2016	$46,533

Total Goodwill, net	$103,265

Note: The Company's Consumer Accessories segment did not carry a goodwill balance at November 30, 2016 or February 29, 2016.

At November 30, 2016, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$64,803	$26,713	$38,090
Trademarks/Tradenames	415	393	22
Developed technology	31,290	3,401	27,889
Patents	8,501	4,587	3,914
License	1,400	1,400	—
Contract	2,141	1,703	438
Total finite-lived intangible assets	$108,550	$38,197	70,353
Indefinite-lived intangible assets
Trademarks			107,947
Total net intangible assets			$178,300

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

The Company recorded amortization expense of $2,039 and $6,137 for the three and nine months ended November 30, 2016, respectively, and $2,044 and $4,599 for the three and nine months ended November 30, 2015, respectively. The estimated aggregate amortization expense for all amortizable intangibles for November 30 of each of the succeeding years is as follows:

Year	Amount
2017	$8,117
2018	7,933
2019	7,877
2020	7,794
2021	7,640

We evaluate the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances warrant such a review. During the second quarter of Fiscal 2016, the Company re-evaluated its projections for its Klipsch reporting unit, located in the Premium Audio segment, based on lower than anticipated results due to certain marketing strategies and re-evaluation of its market position for certain product lines. Accordingly, this was considered an indicator of impairment requiring the Company to test the related indefinite-lived tradename for impairment, and perform a step 1 impairment analysis on the goodwill for this reporting unit. Fair value is determined primarily by using a discounted cash flow methodology that requires considerable management judgment and long-term assumptions, and is considered a Level 3 (unobservable) fair value determination in the fair value hierarchy (see Note 4). A five-year period is analyzed using a risk adjusted discount rate. The discount rates (developed using a weighted average cost of capital analysis) used in the goodwill and intangible analyses were 13.1% and 13.8%, respectively. Long-term growth rates ranged from 0.7% to 2.9%. As a result of this analysis, the Company determined that the tradename for this reporting unit was impaired and recorded an impairment charge of $6,210 for the nine months ended November 30, 2015. In addition, the Company determined that the goodwill of the reporting unit was not impaired as of this interim testing date. There were no triggering events during the three and nine months ended November 30, 2016, therefore, management believes the carrying values of its intangible assets is not impaired.

(12)    Equity Investment

As of November 30, 2016 and February 29, 2016, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The following presents summary financial information for ASA.  Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	November 30, 2016	February 29, 2016
Current assets	$45,839	$44,097
Non-current assets	5,782	5,658
Current liabilities	6,935	5,857
Members' equity	44,686	43,898
	Nine Months Ended November 30,
	2016	2015
Net sales	$70,982	$69,967
Gross profit	22,936	21,633
Operating income	10,527	9,983
Net income	10,567	10,004

The Company's share of income from ASA was $1,931 and $5,284 for the three and nine months ended November 30, 2016, respectively and $1,927 and $5,002 for the three and nine months ended November 30, 2015, respectively.

(13)    Income Taxes

For the three and nine months ended November 30, 2016, the Company recorded an income tax provision of $3,435 and an income tax benefit of $218, respectively, which includes a discrete income tax provision of $98 and $264, respectively. The calculation of the overall income tax provision (benefit) primarily consists of foreign taxes and an income tax provision resulting from the increase in deferred tax liabilities related to indefinite-lived intangible assets. The discrete income tax provision for the three and nine months ended November 30, 2016 relates to the accrual of interest for unrecognized tax benefits and the impact of re-measurement of state deferred tax rates related to finalization of Fiscal 2016 tax filings. For the three and nine months ended November 30, 2015, the Company recorded an income tax provision of $2,968 and $791, respectively.

The effective tax rate for the three and nine months ended November 30, 2016 was an income tax provision of 46.8% and an income tax benefit of 19.4%, respectively, compared to an income tax provision of 32.8% and 44.7%, respectively, in the comparable prior periods. The effective tax rate for the three and nine months ended November 30, 2016 differs from the U.S. statutory rate of 35% primarily due to the mix of domestic and foreign earnings, and an income tax provision resulting from the increase in deferred tax liabilities related to indefinite-lived intangible assets.

At November 30, 2016, the Company had an uncertain tax position liability of $5,043, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S. federal, state and local and foreign tax issues. The Company believes it is reasonably possible that a decrease in unrecognized tax benefits may be necessary within the coming year as a result of the expected resolution of various income tax examinations.

(14)    Inventory

Inventories by major category are as follows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	November 30, 2016	February 29, 2016
Raw materials	$48,341	$46,941
Work in process	3,893	4,457
Finished goods	106,402	92,630
Inventory, net	$158,636	$144,028

(15)     Financing Arrangements

The Company has the following financing arrangements:

	November 30, 2016	February 29, 2016
Debt
Domestic credit facility (a)	$100,151	$72,300
Florida mortgage (b)	9,238	9,223
Euro asset-based lending obligation (c)	4,401	5,412
Schwaiger mortgage (d)	705	892
Klipsch note (e)	168	262
Woodview Trace mortgage (f)	—	5,720
Voxx Germany mortgage (g)	4,058	4,710
Hirschmann line of credit (h)	2,052	998
Total debt	120,773	99,517
Less: current portion of long-term debt	11,820	8,826
Long-term debt before debt issuance costs	108,953	90,691
Debt issuance costs	3,686	2,522
Total long-term debt	$105,267	$88,169

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

The Term Loan is repayable in consecutive quarterly installments of $938 through April 1, 2020. All other amounts outstanding under the Amended Credit Facility will mature and become due on April 26, 2021; however, it is subject to acceleration upon the occurrence of an Event of Default (as defined in the Amended Credit Agreement). The Company may prepay any amounts outstanding at any time, subject to payment of certain breakage and redeployment costs relating to LIBOR Rate Loans; provided that the Term Loan shall not be voluntarily prepaid except as set forth in the agreement. The commitments under the Amended Credit Facility may be irrevocably reduced at any time, without premium or penalty as set forth in the agreement.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Generally, the Company may designate specific borrowings under the Amended Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that Swingline Loans may only be designated as Base Rate Loans. Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.75 - 2.25%. Loans designated as Base Rate loans shall bear interest at a rate equal to the applicable margin for Base Rate Loans of 0.75 - 1.25% as defined in the agreement. Amounts outstanding in respect of the Term Loan shall bear interest at a rate equal to either (as selected by the Company pursuant to the agreement) (a) the then-applicable LIBOR Rate (not to be less than 0.00%) plus 4.25% or (b) the then-applicable Base Rate plus 3.25%. As of November 30, 2016, the weighted average interest rate on the facility was 2.86%.

The Amended Credit Facility requires compliance with a financial covenant calculated as of the last day of each fiscal quarter consisting of a Fixed Charge Coverage Ratio. The Amended Credit Facility also contains covenants that limit the ability of the Loan Parties and certain of their Subsidiaries which are not Loan Parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any Change of Control; (ix) make any Restricted Junior Payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an Affiliate of any Borrower or any of their Subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Amended Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of November 30, 2016, the Company was in compliance with this cash dominion covenant.

The Obligations under the Loan Documents are secured by a general lien on and security interest in substantially all of the assets of the Borrowers and certain of the Guarantors, including accounts receivable, equipment, real estate, general intangibles and inventory. The Company has guaranteed the obligations of the Borrowers under the Credit Agreement.

As of November 30, 2016, $87,026 was outstanding under the revolving credit facility and $13,125 was outstanding under the term loan. Charges incurred on the unused portion of the Amended Credit Facility during the three and nine months ended November 30, 2016 totaled $62 and $184, respectively, compared to $70 and $235 during the three and nine months ended November 30, 2015, respectively. These charges are included within Interest and Bank Charges on the Consolidated Statement of Operations and Comprehensive Income (Loss).

The Company has accounted for the latest amendment as a modification of debt and has added the costs incurred to amend the agreement, totaling $1,779, to the remaining financing costs related to the previous credit facility. These deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance, and are amortized through Interest and Bank Charges in the Consolidated Statements of Operations and Comprehensive Income (Loss) over the five year term of the Amended Credit Facility. During the three and nine months ended November 30, 2016, the Company amortized $198 and $591 of these costs, respectively, compared to $279 and $838 for the three and nine months ended November 30, 2015, respectively. The net unamortized balance of these debt issuance costs as of November 30, 2016 was $3,399.

(b)    Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida.  Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

continue through March of 2026. The Florida Mortgage bears interest at 70% of 1-month LIBOR plus 1.54% (1.28% at November 30, 2016) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The financial covenants of the Florida Mortgage are as defined in the Company’s Amended Credit Facility with Wells Fargo dated April 26, 2016.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, which are recorded as deferred financing costs and included in Long-term Debt as a contra-liability balance on the accompanying Consolidated Balance Sheet and are being amortized through Interest and Bank Charges in the Consolidated Statement of Operations and Comprehensive Income (Loss) over the ten year term of the Florida Mortgage. During the three and nine months ended November 30, 2016, the Company amortized $7 and $23 of these costs, respectively, as compared to $5 and $9 for the three and nine months ended November 30, 2015.

On July 20, 2015, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure related to the Florida Mortgage and pays a fixed rate of 3.48% under the swap agreement (See Note 4).

(c)          Euro Asset-Based Lending Obligation

Foreign bank obligations include a Euro accounts receivable factoring arrangement, which has a credit limit of up to 60% of eligible non-factored accounts receivable (see Note 9), and a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000 and expires on July 31, 2017 for the Company's subsidiary, VOXX Germany. The rate of interest for these credit facilities is the three month Euribor plus 1.6% (1.91% at November 30, 2016). As of November 30, 2016, the amounts outstanding under these credit facilities, which are payable on demand, do not exceed their respective credit limits.

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

(h)    Hirschmann Line of Credit

In December 2014, Hirschmann entered into an agreement for a €8,000 working capital line of credit with a financial institution. The line of credit is payable on demand and is mutually cancelable. The rate of interest is

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

the three month Euribor plus 2% (2.31% at November 30, 2016). Hirschmann and Voxx Germany are joint and severally liable for the line of credit balance, which is also guaranteed by VOXX International Corporation.

(16)     Other (Expense) Income

Other (expense) income is comprised of the following:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015
Foreign currency gain (loss)	$314	$487	$(459)	$432
Interest income	22	38	124	781
Rental income	149	109	498	320
Miscellaneous	(385)	2	(391)	(430)
Total other, net	$100	$636	$(228)	$1,103

Included in interest income for the nine months ended November 30, 2015 is income related to notes receivable from EyeLock, Inc. and EyeLock Corporation that were outstanding prior to the acquisition on September 1, 2015 of a majority voting interest in substantially all of the assets and certain liabilities of these entities.

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

From February 2013 through February 2016, the official exchange rate of the Venezuelan Bolivar Fuerte was 6.3 per U.S. dollar; however, since January 2014, the Venezuelan government has created multiple alternative exchange rates designated to be used for the purchase of goods and services deemed non-essential. In February 2015, the Venezuelan government introduced a new currency system, referred to as the Marginal Currency System, or SIMADI rate. This market-based exchange system consisted of a mechanism from which both businesses and individuals were allowed to purchase and sell foreign currency at the price set by the market. The SIMADI rate was used by the Company at November 30, 2015 and was approximately 200 Bolivar Fuerte/$1. In February 2016, the Venezuelan government announced further changes to its foreign currency exchange mechanisms, including a 59% devaluation of the official government exchange rate (re-named DIPRO) from 6.3 bolivars to 10.0 bolivars to the U.S. dollar.  Additionally, the SIMADI exchange rate was replaced by the DICOM exchange rate, a new floating exchange rate for non-essential imports. The Venezuelan government has reported that the DICOM exchange rate will be allowed to float to meet market needs. The Company has evaluated all of the facts and circumstances surrounding its Venezuelan operations and determined that as of November 30, 2016, the DICOM (formerly SIMADI) rate continues to be the appropriate rate to use for remeasuring its Venezuelan subsidiary’s financial statements. As of November 30, 2016, the published DIPRO and DICOM rates offered were 10.0 and 664 bolivars to the U.S. dollar, respectively. Net currency exchange losses of $0 and

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

$8 were recorded for the three and nine months ended November 30, 2016, respectively, representing currency devaluation, which are included in Other Income (Expense) on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Our investment in Venezuela mainly consists of $3,714 of properties that are currently being held for investment purposes. During Fiscal 2015, the Company impaired these properties based on an assessment of their recoverability. In reviewing the recoverability of its investment properties, the Company considered the expected cash flows from these properties, the length of time the properties have been held, the volatile market conditions, the Company’s financial condition, and the intent and ability to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. No additional impairments were recorded during the three and nine months ended November 30, 2016.

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

(18)     Lease Obligations

At November 30, 2016, the Company was obligated under non-cancelable operating leases for equipment, as well as warehouse and office facilities for minimum annual rental payments as follows:

Operating Leases
2017	$2,714
2018	4,204
2019	902
2020	225
2021	182
Thereafter	357
Total minimum lease payments	$8,584

The Company has three capital leases with a total lease liability of $1,062 at November 30, 2016. These leases have maturities through Fiscal 2021.

The Company previously leased a facility from its principal stockholder. During the second quarter of Fiscal 2017, the facility was sold to an unrelated third party.

(19)     Capital Structure

The Company's capital structure is as follows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

		Shares Authorized		Shares Outstanding
Security	Par Value	November 30, 2016	February 29, 2016	November 30, 2016	February 29, 2016	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,899,370	21,899,370	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	2,168,074	2,168,074	N/A	N/A	N/A

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

Effective September 1, 2015, Voxx acquired a majority voting interest in substantially all of the assets and certain specified liabilities of Eyelock, Inc. and Eyelock Corporation, a market leader of iris-based identity authentication solutions, through a newly-formed entity, Eyelock LLC (See Note 2). We have determined that we hold a variable interest in EyeLock LLC as a result of:

•our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and

•a loan agreement with EyeLock LLC, executed in conjunction with the acquisition, as well as two convertible promissory notes executed in the second and third quarters of Fiscal 2017, in which the subsidiary may borrow funds from Voxx for working capital purposes (see Note 2). The total outstanding balance of these loans as of November 30, 2016 was $18,947.
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

 The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheet as of November 30, 2016:

	November 30, 2016	February 29, 2016
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$21	$20
Accounts receivable, net	340	195
Inventory, net	395	304
Prepaid expenses and other current assets	208	256
Total current assets	964	775
Property, plant and equipment, net	286	302
Intangible assets, net	39,953	42,249
Other assets	108	—
Total assets	$41,311	$43,326
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$527	$746
Accrued expenses and other current liabilities	2,570	1,103
Total current liabilities	3,097	1,849
Long-term debt	18,947	9,104
Other long-term liabilities	1,200	1,200
Total liabilities	23,244	12,153
Commitments and contingencies
Partners' equity:
Capital	40,628	39,841
Retained earnings	(22,561)	(8,668)
Total partners' equity	18,067	31,173
Total liabilities and stockholders' equity	$41,311	$43,326

Revenue and Expenses of EyeLock LLC
The following table sets forth the revenues and expenses of EyeLock LLC that were included in our Consolidated Statements of Operations for the three and nine months ended November 30, 2016 and 2015, respectively:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Three months ended	Nine months ended
	November 30, 2016	November 30, 2016
Net sales	$100	$211
Cost of sales	37	67
Gross profit	63	144
Operating expenses:
Selling	553	1,639
General and administrative	1,759	5,056
Engineering and technical support	2,154	6,248
Total operating expenses	4,466	12,943
Operating loss	(4,403)	(12,799)
Interest and bank charges	(441)	(1,092)
Loss before income taxes	(4,844)	(13,891)
Income tax expense	—	—
Net loss	$(4,844)	$(13,891)

		Three months ended		Nine months ended
		November 30, 2015		November 30, 2015
Net sales		72		72
Cost of sales		11		11
Gross profit		61		61
Operating expenses:
Selling		359		359
General and administrative		1,779		1,779
Engineering and technical support		2,142		2,142
Total operating expenses		4,280		4,280
Operating loss		(4,219)		(4,219)
Interest and bank charges		(117)		(117)
Loss before income taxes		(4,336)		(4,336)
Income tax expense		—		—
Net loss	—	(4,336)	—	(4,336)

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
Our Consumer Accessories segment designs, markets and distributes remote controls; rechargeable battery packs; wireless and Bluetooth speakers; karaoke products; action cameras; iris identification and security related products; personal sound

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

amplifiers; infant/nursery products; and A/V connectivity, portable/home charging, reception, and digital consumer products.
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

Segment data for each of the Company's segments are presented below:

	Automotive	Premium Audio	Consumer Accessories	Corporate/ Eliminations	Total
Three Months Ended November 30, 2016
Net sales	$90,343	$56,752	$51,417	$425	$198,937
Equity in income of equity investees	1,931	—	—	—	1,931
Interest expense and bank charges	863	1,398	1,273	(1,539)	1,995
Depreciation and amortization expense	1,799	898	1,191	645	4,533
Income (loss) before income taxes	6,862	6,760	(3,464)	(2,813)	7,345

Three Months Ended November 30, 2015
Net sales	$92,575	$44,722	$54,825	$384	$192,506
Equity in income of equity investees	1,927	—	—	—	1,927
Interest expense and bank charges	1,468	2,259	1,495	(3,450)	1,772
Depreciation and amortization expense	1,788	875	1,117	522	4,302
Income (loss) before income taxes	7,175	2,432	(3,862)	3,309	9,054

Nine Months Ended November 30, 2016
Net sales	$251,633	$123,787	$137,374	$861	$513,655
Equity in income of equity investees	5,284	—	—	—	5,284
Interest expense and bank charges	2,707	3,886	3,444	(4,477)	5,560
Depreciation and amortization expense	5,507	2,628	3,513	1,989	13,637
Income (loss) before income taxes	12,821	7,731	(13,824)	(7,852)	(1,124)

Nine Months Ended November 30, 2015
Net sales	$266,866	$104,261	$138,687	$1,249	$511,063
Equity in income of equity investees	5,002	—	—	—	5,002
Interest expense and bank charges	4,449	6,749	4,207	(10,441)	4,964
Depreciation and amortization expense	5,462	2,602	1,772	1,520	11,356
Income (loss) before income taxes	16,429	(8,093)	(9,143)	2,576	1,769

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

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This update removes the current exception in GAAP prohibiting entities from recognizing current and deferred income tax expenses or benefits related to transfer of assets, other than inventory, within the consolidated entity. The current exception to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. The amendments in this update are effective for public entities for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the impact of the future adoption of this standard on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties That are Under Common Control.” This update amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230)" to reduce diversity in practice related to the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. The revised guidance requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance will be applied on a retrospective basis beginning with the earliest period presented. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three and nine months ended November 30, 2016 compared to the three and nine months ended November 30, 2015. Next, we present adjusted EBITDA and diluted adjusted EBITDA per common share for the three and nine months ended November 30, 2016 compared to the three and nine months ended November 30, 2015 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

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

Reportable Segments

The Company operates in three segments based upon our products and internal organizational structure. The operating segments consist of the Automotive, Premium Audio and Consumer Accessories segments. The Automotive segment designs, manufactures, distributes and markets rear-seat entertainment devices, satellite radio products, automotive security, remote start systems, digital TV tuners, mobile antennas, mobile multimedia devices, aftermarket/OE-styled radios, car-link smartphone telematics application, collision avoidance systems and location-based services. The Premium Audio segment designs, manufactures, distributes and markets home theater systems, high-end loudspeakers, outdoor speakers, iPod/computer speakers, business music systems, cinema speakers, flat panel speakers, Bluetooth speakers, soundbars, headphones and DLNA (Digital Living Network Alliance) compatible devices. The Consumer Accessories segment designs, markets and distributes remote controls; rechargeable battery packs; wireless and Bluetooth speakers; karaoke products; action cameras, iris identification and security related products; personal sound amplifiers; infant/nursery products; and A/V connectivity, portable/home charging, reception and digital consumer products. See Note 21 to the Company's Consolidated Financial Statements for segment information.

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

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations and comprehensive income (loss), which present the results of our operations for the three and nine months ended November 30, 2016 and 2015.

The following tables set forth, for the periods indicated, certain statements of operations data for the three and nine months ended November 30, 2016 and 2015.

Net Sales

	November 30,
	2016	2015	$ Change	% Change
Three Months Ended:
Automotive	$90,343	$92,575	$(2,232)	(2.4)%
Premium Audio	56,752	44,722	12,030	26.9
Consumer Accessories	51,417	54,825	(3,408)	(6.2)
Corporate	425	384	41	10.7
Total net sales	$198,937	$192,506	$6,431	3.3%

Nine Months Ended:
Automotive	$251,633	$266,866	$(15,233)	(5.7)%
Premium Audio	123,787	104,261	19,526	18.7
Consumer Accessories	137,374	138,687	(1,313)	(0.9)
Corporate	861	1,249	(388)	(31.1)
Total net sales	$513,655	$511,063	$2,592	0.5%

Automotive sales represented 45.4% and 49.0% of the net sales for the three and nine months ended November 30, 2016, respectively compared to 48.1% and 52.2% in the respective prior year periods. The Company experienced a decrease in automotive sales due to several factors during both periods, including the completion and winding down of certain OEM programs during Fiscal 2017 that had experienced strong performance in the comparative prior year periods. Remote start products were negatively impacted for the three and nine months ended November 30, 2016 as a result of a warmer Fiscal 2016 Winter season, with several customers carrying excess inventory into the Company's Fiscal 2017 year, as well as due to the fact that more vehicles are being built equipped with remote start capabilities. Sales of satellite radios during the three and nine months ended November 30, 2016 also decreased as a result of more vehicles being built equipped with these products. The Company also experienced decreases in aftermarket overhead and headrest DVD player sales as a result of price reductions and competition within these product lines. Finally, during the second quarter of Fiscal 2016, the Company sold all of its Jensen Mobile product inventory, consisting of car speakers and amplifiers, to a third party in order to license the brand name for a commission. This resulted in reduced sales of these products for the nine months ended November 30, 2016 of approximately $6,400. As an offset to these decreases, the Company has had increased tuner and antenna sales internationally during both the three and nine months ended November 30, 2016, primarily due to the start of a new program during the first quarter of Fiscal 2017.

Premium Audio sales represented 28.5% and 24.1% of our net sales for the three and nine months ended November 30, 2016, respectively, compared to 23.2% and 20.4% in the respective prior year periods. Sales have increased in this segment primarily as a result of the introduction of several new products, including various lines of HD wireless desktop and bookshelf size speakers, wireless soundbars and multi-room streaming audio systems. These products were launched between the fourth quarter of Fiscal 2016 and the third quarter of Fiscal 2017 and have been experiencing strong sales for the segment during the three and nine months ended November 30, 2016. The Company also saw increases in sales in several of its existing lines of home entertainment speakers due to successful marketing and promotional activity, as well as increased commercial speaker sales as a result of new distribution agreements and growth in China. Additionally, headphone sales have increased as a result of promotions offered during the three and nine months ended November 30, 2016 that were not provided in the prior year, as well as due to the launch of four new unique headphone products during the third quarter of Fiscal 2017, consisting of neckband headphones, as well as new on-ear, in-ear and over-ear headphones. These increases were partially offset by decreases in European sales during the three and nine months ended November 30, 2016 as a result of a slower market overseas.

Consumer Accessory sales represented 25.8% and 26.7% of our net sales for the three and nine months ended November 30, 2016, respectively, compared to 28.5% and 27.1% in the comparable prior year periods. The Company experienced a decrease in consumer accessory sales due to several factors during both periods, including the decrease in sales of its Singtrix karaoke product, primarily as a result of promotional activity in the prior fiscal year that did not repeat in Fiscal 2017, as well as large customer load in shipments in the prior year that did not repeat. There was also a decrease during the three and nine months ended November 30, 2016 in sales of hook-up products; remotes; clock radios; docking stations; reception products, such as antennas; and power products, such as cables and surge protectors, due to competition, changes in demand and changes in technology. During the nine months ended November 30, 2016, the segment had decreased sales of wireless speakers, as compared to the nine months ended November 30, 2015. While the sales of wireless speakers in this segment have remained strong in Fiscal 2017, the Company had higher sales in the prior year due to load in shipments of certain new wireless speaker products in order to fill its customers' inventory pipelines, which were not repeated in the current year. There were additional declines in wireless speaker sales as a result of certain promotions that were offered during the prior year but not repeated in Fiscal 2017. As an offset to these decreases, the segment experienced increases in sales during the three and nine months ended November 30, 2016 related to new products, such as the Company's Project Nursery baby monitors, which launched in the second quarter of Fiscal 2017, and the 360Fly® Action Camera, which launched in the third quarter of Fiscal 2016 and has had an increase in distribution, as well as the introduction of new models since its launch date. Additionally, during the nine months ended November 30, 2016, the Company experienced an increase in international sales, primarily due to the roll out of an upgrade to the digital broadcasting platform in Europe, which will require new equipment. During the three months ended November 30, 2016, there was also an increase in the sale of wireless speakers, primarily as a result of the positive performance of certain holiday promotions.

Gross Profit and Gross Margin Percentage

	November 30,
	2016	2015	$ Change	% Change
Three Months Ended:
Automotive	$27,083	$27,022	$61	0.2%
	30.0%	29.2%
Premium Audio	18,612	15,176	3,436	22.6
	32.8%	33.9%
Consumer Accessories	12,118	13,228	(1,110)	(8.4)
	23.6%	24.1%
Corporate	400	417	(17)	(4.1)
	$58,213	$55,843	$2,370	4.2%
	29.3%	29.0%
Nine Months Ended:
Automotive	$76,510	$80,127	$(3,617)	(4.5)%
	30.4%	30.0%
Premium Audio	41,233	34,429	6,804	19.8
	33.3%	33.0%
Consumer Accessories	32,233	33,267	(1,034)	(3.1)
	23.5%	24.0%
Corporate	831	1,038	(207)	(19.9)
	$150,807	$148,861	$1,946	1.3%
	29.4%	29.1%

Gross margins in the Automotive segment increased 80 and 40 basis points for the three and nine months ended November 30, 2016, respectively, as compared to the prior year. The segment experienced an increase in sales of its high margin tuner and antenna products as a result of a new program that started during the first quarter of the fiscal year, as well as decreased sales of lower margin products such as satellite radio fulfillments. For the nine months ended November 30, 2016, the Company also saw a decrease in sales of its lower margin Jensen products, whose inventory was sold in the prior year, contributing to overall margin improvements for the segment. This was offset by decreased sales of higher margin products during the three and nine months ended November 30, 2016, such as remote start and aftermarket overhead and headrest DVD products, as well as certain products within the OEM manufacturing line.

Gross margins in the Premium Audio segment decreased 110 basis points for the three months ended November 30, 2016 and increased 30 basis points for the nine months ended November 30, 2016 as compared to the comparable prior year periods. For the year to date period, margins improved as a result of the timing of product promotions, as the Company has expanded its planning calendar to better align promotions and product launches, as well as due to the fact that in the prior year, this segment experienced heavy promotions on several product close outs and obsolete items in order to make way for newer product, which did not repeat in the current fiscal year. The segment has also seen an increase in sales for the nine months ended November 30, 2016 of certain higher margin products, such as home entertainment speakers and premium loudspeakers. During the three months ended November 30, 2016, the decline in margins was a result of a significant increase in sales of the Company's newest wireless soundbars and speakers, which earn lower margins for the segment. The Company also offered heavy holiday promotions of its newest soundbar products and incurred significant expedited freight charges in order to fulfill customer demand for the holiday season, which caused margins for these products to be reduced further.

Gross margins in the Consumer Accessories segment decreased 50 basis points in both the three and nine months ended November 30, 2016, as compared to the prior year. For the three and nine months ended November 30, 2016, margins were negatively impacted by decreased sales of certain higher margin products, including remotes, hookup, power products, and the Singtrix karaoke product, as well as by the launch of the new 360Fly® Action Camera, which contributed to a substantial increase in sales for the three and nine months ended November 30, 2016, but produced lower margins for the segment. This was partially offset by an increase in sales of higher margin products, such as the Company's new line of baby monitors, as well as an improvement in the international product mix. The sale of wireless speakers, which generally contributes higher margins for the segment, had a positive impact for the three months ended November 30, 2016, as sales of these speakers increased, but had a negative impact for the nine months ended November 30, 2016, as sales of wireless speakers decreased year to date as compared to the prior year.

Operating Expenses and Operating Income

	November 30,
	2016	2015	$ Change	% Change
Three Months Ended:
Operating expenses:
Selling	$12,421	$12,464	$(43)	(0.3)%
General and administrative	27,240	29,536	(2,296)	(7.8)
Engineering and technical support	11,243	9,459	1,784	18.9
Acquisition costs	—	800	(800)	(100.0)
Total operating expenses	$50,904	$52,259	$(1,355)	(2.6)%

Operating income	$7,309	$3,584	$3,725	103.9%

Nine Months Ended:
Operating expenses:
Selling	$36,200	$36,182	$18	—%
General and administrative	79,214	83,530	(4,316)	(5.2)
Engineering and technical support	36,013	26,190	9,823	37.5
Intangible asset impairment charges	—	6,210	(6,210)	(100.0)
Acquisition costs	—	800	(800)	(100.0)
Total operating expenses	$151,427	$152,912	$(1,485)	(1.0)%

Operating loss	$(620)	$(4,051)	$3,431	(84.7)%

Total operating expenses have decreased for both the three and nine months ended November 30, 2016 as compared with the three and nine months ended November 30, 2015. The Company has experienced decreases in salary, payroll and benefits expenses during the three and nine months ended November 30, 2016 as a result of Company-wide headcount reductions made during Fiscal 2016; decreases in professional fees due to fewer legal matters in comparison to the prior year periods, as well as the absence of acquisition costs related to EyeLock LLC that were incurred in Fiscal 2016; and lower occupancy costs, primarily as a result of the move to a new Company-owned manufacturing facility and executive office in Lake Nona, FL, thus eliminating the need to rent these facilities from third parties, as well as the closing of certain offices in Germany and France in order to consolidate space and operations. The Company has also made increased efforts in Fiscal 2017 to streamline and reduce travel and entertainment expense, which has resulted in an overall decrease in such expenditures during the three and nine months ended November 30, 2016. Additionally, during the second quarter of Fiscal 2016, the Company incurred intangible asset impairment charges of $6,210 related to certain trademarks of the Company, which did not recur during the current fiscal year to date. Specifically, certain of the Company's premium audio product lines experienced lower than expected performance during the second quarter of Fiscal 2016 due to certain marketing strategies and the re-evaluation of marketing positions. As an offset to these operating expense decreases, there have been significant increases in research and development expenditures during both the three and nine months ended November 30, 2016, related to the Company's Hirschmann, Klipsch and Invision subsidiaries, all of which increased their research and development spending in comparison to the prior year, as well as due to the EyeLock LLC subsidiary. Since the acquisition on September 1, 2015 of a majority voting interest in substantially all of the assets and certain liabilities of EyeLock Inc. and EyeLock Corporation, this new subsidiary has incurred significant research and development expenses related to its iris-based authentication solutions. Additionally, Hirschmann received fewer reimbursements of development services, which are recorded as a reduction of research and development expense, and thus further resulted in overall higher net research and development expenses for the periods. The Company also incurred increases in sales commissions during the three and nine months ended November 30, 2016 as a result of higher sales for these periods and increased its trade show spending. During the nine months ended November 30, 2016, depreciation and amortization expenses increased both as a result of intangible assets acquired in conjunction with the EyeLock acquisition, and due to the addition of the Company's new manufacturing facility and executive offices in Florida, which was completed during the fourth quarter of Fiscal 2016. For the nine months ended November 30, 2016, there has also been an increase in salary and benefit expenses related to EyeLock LLC as a result of the Fiscal 2016 acquisition, as well as the Company's efforts to build EyeLock LLC's sales force.

Other (Expense) Income

	November 30,
	2016	2015	$ Change	% Change
Three Months Ended:
Interest and bank charges	$(1,995)	$(1,772)	$(223)	12.6%
Equity in income of equity investees	1,931	1,927	4	0.2
Gain on bargain purchase	—	4,679	(4,679)	(100.0)
Other, net	100	636	(536)	(84.3)
Total other income (expense)	$36	$5,470	$(5,434)	(99.3)%

Nine Months Ended:
Interest and bank charges	$(5,560)	$(4,964)	$(596)	12.0%
Equity in income of equity investees	5,284	5,002	282	5.6
Gain on bargain purchase	—	4,679	(4,679)	(100.0)
Other, net	(228)	1,103	(1,331)	(120.7)
Total other (expense) income	$(504)	$5,820	$(6,324)	(108.7)%

Interest and bank charges represent expenses for the Company's bank obligations, interest related to capital leases and amortization of debt issuance costs. The increase in these expenses for the nine months ended November 30, 2016 is primarily due to interest expense related to the Company's outstanding Florida mortgage, which was entered into during the second quarter of Fiscal 2016 in order to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, FL. This mortgage was entered into in July 2015 and was not outstanding during much of the nine months ended November 30, 2015. During the three and nine months ended November 30, 2016, the Company also carried a higher outstanding balance on its Amended Credit Facility as compared to the prior year periods and as such, incurred higher interest charges related to this facility.

Equity in income of equity investees represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA"). The increase in income for the three and nine months ended November 30, 2016 was a result of an improvement in ASA's product mix.

Effective September 1, 2015, Voxx completed the acquisition of a majority voting interest in substantially all of the assets and certain specified liabilities of Eyelock, Inc. and Eyelock Corporation (collectively, "the Seller"), through a newly-formed entity Eyelock LLC using cash of $15,504, assignment to the Seller of the indebtedness owed to the Company by the Seller of $4,676 and the issuance of units in Eyelock LLC to the Seller. The excess of the assets and liabilities acquired over the amount paid for Voxx's interest in EyeLock resulted in a bargain purchase gain recognized for the three and nine months ended November 30, 2015.

Other, net, during the three months ended November 30, 2016, primarily included net foreign currency gains of $314, interest income of $22, and rental income of $149, while Other, net, during the three months ended November 30, 2015, primarily included foreign currency gains of $487, interest income of $38 and rental income of $109. Other, net, during the nine months ended November 30, 2016, primarily included net foreign currency losses of $(459), interest income of $124, and rental income of $498, while Other, net, during the nine months ended November 30, 2015, primarily included foreign currency gains of $432, interest income of $781 and rental income of $320. Included in interest income for the nine months ended November 30, 2015 is income related to notes receivable from EyeLock, Inc. that were outstanding prior to the transaction on September 1, 2015 to acquire a majority voting interest in substantially all of the assets and certain liabilities of EyeLock Inc. and EyeLock Corporation.

Income Tax Provision

The effective tax rate for the three and nine months ended November 30, 2016 was an income tax provision of 46.8% and an income tax benefit of 19.4%, respectively, compared to an income tax provision of 32.8% and 44.7%, respectively, in the comparable prior periods.  The effective tax rate for the three and nine months ended November 30, 2016 differs from the statutory rate of 35% primarily due to the mix of domestic and foreign earnings, and an income tax provision resulting from the increase in deferred tax liabilities related to indefinite-lived intangibles.

Net Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with net income and basic and diluted net income per common share.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015
Net income attributable to Voxx International Corporation	$5,800	$7,777	$4,512	$2,669
Net income per common share:
Basic	$0.24	$0.32	$0.19	$0.11
Diluted	$0.24	$0.32	$0.19	$0.11

Net income for both the three and nine months ended November 30, 2016 was favorably impacted by higher net sales, as well as the performance of the Company's equity investment. As an offset, the net income for both the three and nine months ended November 30, 2016 was unfavorably impacted by net losses incurred by EyeLock LLC. Net income for both the three and nine months ended November 30, 2015 was favorably impacted by the bargain purchase gain resulting from the acquisition of a controlling interest in substantially all of the assets and certain liabilities of EyeLock Inc. and EyeLock Corporation, which was offset by acquisition costs related to the transaction, as well as losses incurred by EyeLock LLC post acquisition. The net income for the nine months ended November 30, 2015 was also unfavorably impacted by impairment charges related to intangible assets.

Adjusted EBITDA

EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share are not financial measures recognized by GAAP. Adjusted EBITDA represents net income, computed in accordance with GAAP, before interest and bank charges, taxes, depreciation and amortization, stock-based compensation expense, impairment charges and certain acquisition related expenses and gains. Depreciation, amortization, impairments and stock-based compensation are non-cash items. Diluted Adjusted EBITDA per common share represents the Company's diluted earnings per common share based on Adjusted EBITDA.

We present EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share in this Form 10-Q because we consider them to be useful and appropriate supplemental measures of our performance. These measures help us to evaluate our performance without the effects of certain GAAP calculations that may not have a direct cash impact on our current operating performance. In addition, the exclusion of certain costs or gains relating to certain non-recurring events allows for a more meaningful comparison of our results from period-to-period. These non-GAAP measures, as we define them, are not necessarily comparable to similarly entitled measures of other companies and may not be appropriate measures for performance relative to other companies. Adjusted EBITDA should not be assessed in isolation from or construed as a substitute for EBITDA. EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share are not intended to represent, and should not be considered to be more meaningful measures than, or alternatives to, measures of operating performance as determined in accordance with GAAP.

Reconciliation of GAAP Net Income (Loss) to Adjusted EBITDA

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015
Net income attributable to Voxx International Corporation	$5,800	$7,777	$4,512	$2,669
Adjustments:
Interest expense and bank charges (1)	1,824	1,772	5,134	4,964
Depreciation and amortization (1)	4,225	4,302	12,715	11,356
Income tax expense (benefit)	3,435	2,968	(218)	791
EBITDA	15,284	16,819	22,143	19,780
Stock-based compensation	205	199	568	686
Intangible asset impairment charges	—	—	—	6,210
Gain on bargain purchase	—	(4,679)	—	(4,679)
Acquisition costs	—	800	—	800
Adjusted EBITDA	$15,489	$13,139	$22,711	$22,797
Diluted income per common share	$0.24	$0.32	$0.19	$0.11
Diluted Adjusted EBITDA per common share	$0.64	$0.54	$0.94	$0.94

(1) For purposes of calculating Adjusted EBITDA for the Company, interest expense and bank charges, as well as depreciation and amortization added back to Net Income have been adjusted in order to exclude the non-controlling interest portion of these expenses attributable to EyeLock LLC.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of November 30, 2016, we had working capital of $153,011 which includes cash and cash equivalents of $5,672, compared with working capital of $132,167 at February 29, 2016, which included cash and cash equivalents of $11,767. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions or to pay down our debt.

Operating activities used cash of $15,132 for the nine months ended November 30, 2016 principally due to increases in the Company's inventory and accounts receivable balances due to holiday season sales activity, which was offset by an increase in accounts payable.

•	The Company experienced a slight decrease in annual accounts receivable turnover to 6.2 during the nine months ended November 30, 2016 compared to 6.7 during the nine months ended November 30, 2015.

•	Annual inventory turnover decreased slightly to 2.8 during the nine months ended November 30, 2016 from 2.9 during the nine months ended November 30, 2015.

Investing activities used cash of $8,607 during the nine months ended November 30, 2016, as a result of capital additions during the quarter.

Financing activities provided cash of $17,234 during the nine months ended November 30, 2016, primarily due to borrowings of bank obligations, net of repayments.

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

On April 26, 2016, the Company amended and restated the Credit Facility ("Amended Credit Facility"). The Amended Credit Facility provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000; a $15,000 sublimit for Letters of Credit; a $15,000 sublimit for Swingline

Loans and a Term Loan in the amount of $15,000. The Term Loan is repayable in consecutive quarterly installments of $938 through April 1, 2020. All other amounts outstanding under the Amended Credit Facility will mature and become due on April 26, 2021.

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

As of November 30, 2016, a total of $100,151 was outstanding under the Amended Credit Facility compared to $72,300 at February 29, 2016. The increase in the outstanding credit facility balance as of November 30, 2016 is principally a result of fulfilling the Company's seasonal working capital needs, as well as to support the EyeLock LLC subsidiary. Additionally, in April 2016, the Company repaid its Woodview Trace mortgage in full, in conjunction with the amendment of the Credit Facility, as described above, utilizing funds from the Amended Credit Facility.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At November 30, 2016, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period (9)
		Less than	2-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$1,062	$357	$480	$225	$—
Operating leases (2)	8,584	2,714	5,106	407	357
Total contractual cash obligations	$9,646	$3,071	$5,586	$632	$357

Other Commitments
Bank obligations (3)	$106,604	$10,203	$7,500	$88,901	$—
Stand-by and commercial letters of credit (4)	1,306	1,306	—	—	—
Other (5)	14,169	1,617	4,813	1,000	6,739
Profit sharing payments (6)	86	86	—	—	—
Pension obligation (7)	8,379	212	633	509	7,025
Unconditional purchase obligations (8)	122,844	122,844	—	—	—
Total other commitments	253,388	136,268	12,946	90,410	13,764
Total commitments	$263,034	$139,339	$18,532	$91,042	$14,121

1.
Represents total principal payments due under capital lease obligations which have a total current (included in other current liabilities) and long term principal balance of $357 and $705, respectively at November 30, 2016.

2.	We enter into operating leases in the normal course of business.

3.	Represents amounts outstanding under the Company's Amended Credit Facility, Hirschmann's line of credit and the Voxx Germany Euro asset-based lending facility at November 30, 2016.

4.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.

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

Related Party Transactions

The Company previously leased a facility from its principal stockholder. The facility was sold to an unrelated third party during the second quarter of Fiscal 2017.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 23 to our consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

Voxx conducts business in various non-U.S. countries, including Germany, Hungary, Canada, Mexico, China, Denmark, the Netherlands, and France and thus is exposed to market risk for changes in foreign currency exchange rates. A cumulative foreign currency translation loss of $(41,805) related to the Company’s foreign subsidiaries is included in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet at November 30, 2016. The aggregate foreign currency transaction exchange rate gains (losses) included in determining income before income taxes were $314 and $(459) for the three and nine months ended November 30, 2016, respectively, compared to $487 and $432 for the three and nine months ended November 30, 2015, respectively. For the three and nine months ended November 30, 2016, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $6,600 and $18,900, respectively, and net income of approximately $300 and $400, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela did not have any sales for the three and nine months ended November 30, 2016. Approximately $123 of assets invested in Venezuela are cash related and are subject to government foreign exchange controls. The Company also maintains $3,714 in real estate property in Venezuela that could be subject to government foreign exchange controls upon their ultimate sale.

The Company enters into forward foreign currency contracts which are utilized to hedge a portion of its foreign currency inventory purchases, local operating expenses, as well as its general economic exposure to foreign currency fluctuations created in the normal course of business. As of November 30, 2016, the total net fair value of our forward foreign currency contracts recorded in Accrued expenses and other liabilities and Prepaid expenses and other current assets on our Consolidated Balance Sheet was $850. Total gains recognized related to forward foreign currency contracts settled during the three and nine months ended November 30, 2016 were $160 and $582, respectively, compared to $747 and $2,921 during the three and nine months ended November 30, 2015, respectively.

Interest

In connection with the Amended Credit Facility and the Florida Mortgage, we have debt outstanding in the amount of $100,151 and $9,238, respectively, at November 30, 2016. Interest on the Amended Credit Facility is charged at a range of LIBOR plus 0.75 - 2.25% and interest on the Florida Mortgage is charged at 70% of 1-month LIBOR plus 1.54%. We have one interest rate swap for a portion of the Amended Credit Facility with a notional amount of $3,750 at November 30, 2016, as well as one interest rate swap for the Florida Mortgage with a notional amount of $9,238 at November 30, 2016. These swaps lock interest rates at 0.515% (exclusive of credit spread) on the hedged Amended Credit Facility balance through February 28, 2017, and 3.48% (inclusive of credit spread) on the Florida Mortgage through the mortgage end date of March 2026.

As of November 30, 2016, the total net fair value of our interest rate swaps recorded in Other liabilities and Prepaid expenses and other current assets on our Consolidated Balance Sheet was $(361), which represents the amount that would be received/(paid) upon unwinding the interest rate swap agreements based on market conditions on that date. Changes in the fair value of these interest rate swap agreements are reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated Other Comprehensive Income (Loss) since the hedges are deemed fully effective. During the nine months ended November 30, 2016, the Company unwound one of its interest rate swaps, resulting in a charge to interest expense of $(114), representing the fair value of the interest rate swap on the date of the unwind.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of November 30, 2016 to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three month period ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of common stock repurchased during the three and nine months ended November 30, 2016.

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

101
The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended November 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets , (ii), the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

January 9, 2017

By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer