Form 10-K
period 2017-02-28
VOXX International Corp
filed 2017-05-15
CIK 807707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2017

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
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐  Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act
☐

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
Yes   ☒ No   ☐

The aggregate market value of the common stock held by non-affiliates of the Registrant was $60,726,890 (based upon closing price on the Nasdaq Stock Market on August 31, 2016).

The number of shares outstanding of each of the registrant's classes of common stock, as of May 12, 2017 was:

Class	Outstanding

Class A common stock $.01 par value	21,899,370
Class B common stock $.01 par value	2,260,954

DOCUMENTS INCORPORATED BY REFERENCE

Part III -  (Items 10, 11, 12, 13 and 14) Proxy Statement for Annual Meeting of Stockholders to be filed on or before June 9, 2017.

VOXX INTERNATIONAL CORPORATION

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, and the information incorporated by reference contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates, and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "should," "would," or variations of those words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated in or implied by any forward-looking statements. Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, matters listed in Item 1A under "Risk Factors" of this annual report. The Company assumes no obligation and does not intend to update these forward-looking statements.

NOTE REGARDING DOLLAR AMOUNTS AND FISCAL YEAR

In this annual report, all dollar amounts are expressed in thousands, except for share prices and per-share amounts. Unless specifically indicated otherwise, all amounts and percentages in our Form 10-K are exclusive of discontinued operations.

The Company’s current fiscal year began March 1, 2016 and ended February 28, 2017.

PART I

Item 1-Business

VOXX International Corporation ("Voxx," "We," "Our," "Us," or the "Company") is a leading international manufacturer and distributor in the Automotive, Premium Audio and Consumer Accessories industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through eighteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., Audiovox Consumer Electronics, Inc. ("ACE"), Audiovox German Holdings GmbH ("Voxx Germany"), Audiovox Venezuela, C.A., Audiovox Canada Limited, Voxx Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Klipsch Holding LLC ("Klipsch"), Car Communication Holding GmbH ("Hirschmann"), Omega Research and Development, LLC ("Omega") and Audiovox Websales LLC, as well as a majority owned subsidiary, EyeLock LLC ("EyeLock"). We market our products under the Audiovox® brand name and other brand names and licensed brands, such as 808®, AR for Her, Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energy®, Heco®, Hirschmann Car Communication®, Incaar™, Invision®, Jamo®, Jensen®, Klipsch®, Mac Audio™, Magnat®, Mirage®, myris®, Oehlbach®, Omega®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories, Schwaiger®, Recoton®, Terk® and VoxxHirschmann as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products; Singtrix®, the next generation in karaoke and 360 Fly® Action Cameras.

VOXX International Corporation was incorporated in Delaware on April 10, 1987 under its former name, Audiovox Corp., as successor to a business founded in 1960 by John J. Shalam, our Chairman and controlling stockholder.  Our extensive distribution network and long-standing industry relationships have allowed us to benefit from growing market opportunities and emerging niches in the electronics business.

The Company operates in three segments based upon the Company's products and internal organizational structure. The operating segments consist of the Automotive, Premium Audio and Consumer Accessories segments. The Automotive segment designs, manufactures, distributes and markets rear-seat entertainment devices, satellite radio products, automotive security, remote start systems, digital TV tuners, mobile antennas, mobile multimedia devices, aftermarket/OE-styled radios, car-link smartphone telematics applications, collision avoidance systems and location-based services. The Premium Audio segment designs, manufactures, distributes and markets home theater systems, high-end loudspeakers, outdoor speakers, iPod/computer speakers, business music systems, cinema speakers, flat panel speakers, Bluetooth speakers, soundbars, headphones and DLNA (Digital Living Network Alliance) compatible devices. The Consumer Accessories segment designs, manufactures, markets and distributes remote controls; wireless and Bluetooth speakers; Singtrix karaoke products; 360 Fly® Action Cameras; EyeLock iris identification and security related products; personal sound amplifiers; and A/V connectivity, portable/home charging, reception and digital consumer products. See Note 14 to the Company's Consolidated Financial Statements for segment and geographic area information.

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

Acquisitions

We have acquired and integrated the following acquisitions, discussed below, into our existing business structure:

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

Strategy

Our objective is to grow our business both organically and through strategic acquisitions. We will drive the business organically by continued product development in new and emerging technologies that should increase gross margins, and improve operating income. We are focused on expanding sales both domestically and internationally and broadening our customer and partner base as we bring these new products to our target markets. In addition, we plan to continue to acquire synergistic companies that would allow us to leverage our overhead, penetrate new markets and expand existing product categories. Notwithstanding the above, if the appropriate opportunity arises, the Company will explore the potential divestiture of a product line or business.

The key elements of our strategy are as follows:

Continue to build and capitalize on the VOXX family of brands. We believe the "VOXX" portfolio of brands is one of our greatest strengths and offers us significant opportunity for increased market penetration. Today, VOXX International has over 30 global brands in its portfolio, which provides the Company with the ability to bring to market products under brands that consumers know to be quality. In addition, with such a wide brand portfolio, we can manage channels and sell into multiple outlets as well as leverage relationships with distributors, retailers, aftermarket car dealers and expeditors, and to global OEMs. Finally, we are open to opportunities to license some of the brands as an additional use of the brands and as a growth strategy.

Continue to maintain diversified, blue chip customer base. Voxx distributes products through a wide range of specialty and mass merchandise channels, and has arrangements with tier-1 auto OEMs. OEM products account for approximately 38% of Fiscal 2017 sales. The top-five customers represented 29% of sales, and no single customer accounted for over 10% of Fiscal 2017 sales.

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

Combine new, internal manufacturing capabilities with our proven outsourced manufacturing with industry partners. For years, VOXX International employed an outsourced manufacturing strategy that enabled the Company to deliver the latest technological advances without the fixed costs associated with manufacturing. With recent acquisitions, the Company has added manufacturing capabilities to produce select product lines, such as high-end speakers, rear-seat entertainment systems, digital TV tuners and antennas, and security related products. This blend of internal and outsourced manufacturing enables the Company to drive innovation, control product quality and speed time-to-market.

Use innovative technology generation capabilities to enable us to build a robust pipeline of new products. Voxx has invested significantly in R&D, and has increased R&D expenditures from $15,890 in Fiscal 2013 to $32,725 in Fiscal 2017, net of reimbursements. The Company saw significant increases in Fiscal 2017 due in part to the acquisition of a controlling interest in EyeLock on September 1, 2015, as it was the first full year that EyeLock was reported in the Company's consolidated results of operations. Voxx uses a mix of internal and external R&D, internal and external manufacturing, and has a number of valuable trademarks, copyrights, patents, domain names and other intellectual property. Through Voxx's increased focus on R&D, the Company has built a pipeline of new products across all three segments, principally within the Automotive and Consumer Accessories segments.

Leverage our domestic and international distribution network. We believe that today VOXX International Corporation has the most expansive distribution network. Our distribution network, which includes various types of retailers and chain stores, mass merchandisers, distributors, system integrators, communication network providers, smart grid manufacturers, banks, cinema operators, cell phone providers, the U.S. military, car dealers and OEM's should allow us to increase our market penetration. We intend to capitalize on new and existing distribution outlets to further grow our business across our three operating segments, both domestically and abroad.

Grow our international presence. We continue to expand our international presence through our local subsidiaries in Europe, as well as operations in Canada and Hong Kong. We also continue to export from our domestic operations in the United States. Our strategy remains to diversify our exposure to any particular geography, while expanding our product offerings and distribution touch points across the world.

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

Rapidly integrate acquired businesses. One of the more compelling factors as to why acquired businesses choose VOXX International Corporation is that we are perceived as both a financial and strategic partner. We are operators, and companies view their association with us as a positive for the future of their businesses in that we can provide resources and support that others in our sector, or in the Private Equity community, cannot. Our strategy upon acquisition, and in the years that follow, is to leverage our corporate strengths and integrate acquisitions into our operations. We provide accounting, MIS, warehouse and logistics support, as well as a host of value-added services that enable acquired companies to lower their cost basis and improve profitability. In recent years, we have consolidated facilities in our German operations and in Indiana, where we brought our RCA® and Klipsch operating groups together.

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

Products

The Company currently reports sales data for the following three operating segments:

Automotive products include:

▪	mobile multi-media video products, including in-dash, overhead and headrest systems,

▪	autosound products including radios and amplifiers,

▪	satellite radios including plug and play models and direct connect models,

▪	smart phone telematics applications,

▪	automotive security and remote start systems,

▪	automotive power accessories,

▪	rear observation and collision avoidance systems,

▪	TV tuners and antennas,

▪	location based services, and

▪	power lift gates.

Premium Audio products include:

▪	premium loudspeakers,

▪	architectural speakers,

▪	commercial speakers,

▪	outdoor speakers,

▪	flat panel speakers,

▪	wireless speakers,

▪	Bluetooth speakers,

▪	home theater systems,

▪	business music systems,

▪	streaming music systems,

▪	on-ear and in-ear headphones,

▪	wireless and Bluetooth headphones,

▪	soundbars and sound bases, and

▪	DLNA (Digital Living Network Alliance) compatible devices.

Consumer Accessories products include:

▪	High-Definition Television ("HDTV") antennas,

▪	Wireless Fidelity ("WiFi") antennas,

▪	High-Definition Multimedia Interface ("HDMI") accessories,

▪	security related products,

▪	home electronic accessories such as cabling,

▪	other connectivity products,

▪	power cords,

▪	performance enhancing electronics,

▪	TV universal remotes,

▪	flat panel TV mounting systems,

▪	iPod specialized products,

▪	wireless headphones,

▪	wireless speakers,

▪	Bluetooth speakers,

▪	action cameras,

▪	karaoke products,

▪	infant/nursery products,

▪	power supply systems and charging products,

▪	electronic equipment cleaning products,

▪	personal sound amplifiers,

▪	set-top boxes,

▪	home and portable stereos, and

▪	digital multi-media products, such as personal video recorders and MP3 products.

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

Net sales by segment, gross profit and net assets are as follows:

	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Automotive	$337,241	$351,665	$396,422
Premium Audio	166,789	140,508	165,812
Consumer Accessories	176,216	187,272	194,104
Corporate/Eliminations	796	1,301	1,160
Total net sales	$681,042	$680,746	$757,498

Gross profit	$201,515	$195,685	$223,870
Gross margin percentage	29.6%	28.7%	29.6%

Total assets	$668,486	$667,190	$677,513

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

License and royalty programs offered to our manufacturers, customers and other electronic suppliers are structured using a fixed amount per unit or a percentage of net sales, depending on the terms of the agreement. Current license and royalty agreements have duration periods which range from 1 to 12 years or continue in perpetuity. Certain agreements may be renewed at termination of the agreement. The Company's license and royalty income is recorded upon sale and amounted to $1,669, $1,463 and $1,610 for the years ended February 28, 2017, February 29, 2016 and February 28, 2015, respectively.

Distribution and Marketing

We sell our products to:

•	power retailers,

•	mass merchants,

•	regional chain stores,

•	premium department stores,

•	lifestyle retailers,

•	specialty and internet retailers,

•	independent 12 volt retailers,

•	distributors,

•	new car dealers,

•	automotive and vehicle manufacturers,

•	automotive, vehicle and transportation equipment manufacturers (OEM's),

•	system integrators,

•	communication network providers,

•	smart grid manufacturers,

•	banks,

•	the U.S. military,

•	cinema operators,

•	sporting goods equipment retailers, and

•	cell phone carriers.

We sell our products under OEM arrangements with domestic and/or international subsidiaries of automobile manufacturers such as Volkswagen, Audi, BMW, DAF Daimler, Scania, Volvo trucks, Peugeot, Ford Motor Company, Chrysler, General Motors Corporation, Toyota, Kia, Mazda, Subaru, Nissan, Porsche and Bentley. These arrangements require a close partnership with the customer as we develop products to meet specific requirements.  OEM products accounted for approximately 38% of net sales for the year ended February 28, 2017 and 37% for both years ended February 29, 2016 and February 28, 2015.

Our five largest customers represented 29% of net sales for the year ended February 28, 2017 and 31% during both years ended February 29, 2016 and February 28, 2015. No one customer accounted for more than 10% of the Company's sales for the years ended February 28, 2017, February 29, 2016 or February 28, 2015.

We also provide value-added management services, which include:

•	product design and development,

•	engineering and testing,

•	sales training and customer packaging,

•	in-store display design,

•	installation training and technical support,

•	product repair services and warranty,

•	nationwide installation network,

•	consignment,

•	fulfillment,

•	warehousing, and

•	specialized manufacturing.

We have flexible shipping policies designed to meet customer needs. In the absence of specific customer instructions, we ship products within 24 to 48 hours from the receipt of an order from public warehouses, as well as owned and leased facilities throughout the United States, Canada, China, Hong Kong, the Netherlands, Hungary and Germany. The Company also employs a direct ship model from our suppliers for select customers upon their request.

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

We are committed to providing product warranties for all of our product lines, which generally range from 90 days to seven years. The Company also provides warranties for certain vehicle security products for the life of the vehicle for the original owner. To support our warranties, we have independent warranty centers in the United States and Europe.  Our customer service group, along with our Company websites, provides product information, answers questions and serves as a technical hotline for installation help for end-users and customers.

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

Competition

The electronics industry is highly competitive across all product categories, and we compete with a number of well-established companies that manufacture and sell similar products. Brand name, design, advancement of technology and features as well as price are the major competitive factors within the electronics industry.  Our Automotive products compete against factory-supplied products, including those provided by, among others, Volkswagen, Audi, General Motors, Ford and Chrysler, as well as against major companies in the automotive aftermarket, such as Sony, Panasonic, Kenwood, Directed Electronics, Autopage, Myron and Davis, Phillips, Insignia, and Pioneer and other Tier 1 OEM's, such as Laird and Kathrein.  Our Premium Audio products compete against major companies such as Polk, Definitive, Bose, Sonos, Sonance, and Bowers and Wilkins. Our Consumer Accessories product lines compete against major companies such as Sony, Phillips, Emerson Radio, Jasco, Belkin and GoPro.

Financial Information about Foreign and Domestic Operations

The amounts of net sales and long-lived assets, attributable to foreign and domestic operations for all periods presented are set forth in Note 14 of the Notes to Consolidated Financial Statements, included herein.

Equity Investment

We have a 50% non-controlling ownership interest in ASA Electronics, LLC ("ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including: RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

Employees

As of February 28, 2017, we employed approximately 2,060 people worldwide, of which approximately 964 were covered under collective bargaining agreements.  We consider our relations with employees to be good as of February 28, 2017.

Item 1A-Risk Factors

We have identified certain risk factors that apply to us. Each of the following risk factors should be carefully considered, as well as all of the other information included or incorporated by reference in this Form 10-K. If any of these risks, or other risks not presently known to us or that we currently believe not to be significant, develop into actual events, then our business, financial condition, liquidity, or results of operations could be adversely affected. If that happens, the market price of our common stock would likely decline, and you may lose all or part of your investment.

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
We enter into development and long-term supply agreements with certain of our OEM customers and may be reimbursed for these development services, which offsets a portion of our research and development expense. This reimbursement is based upon achieving certain milestones in the development agreement. We may not always be able to achieve these milestones or control the time-frame in which the milestones are met. As a result, our research and development expenses may not always be offset by these reimbursements, which may materially affect our operating results. For Fiscal 2017, 2016 and 2015, the Company recorded $6,636, $8,313 and $7,269, respectively, of development service reimbursements as a reduction of research and development expense.
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

•	exchange controls and other limits on our ability to import raw materials or finished product or to repatriate earnings from overseas;

•	political and economic instability, social or labor unrest or changing macroeconomic conditions in our markets;

•	foreign ownership restrictions and the potential for nationalization or expropriation of property or other resources; and

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

In an effort to reduce the impact on earnings of foreign currency rate movements, we engage in a combination of cost-containment measures and selective hedging of foreign currency transactions. However, these measures may not succeed in offsetting any negative impact of foreign currency rate movements on our business and results of operations. For example, since 2010, Venezuela has been designated as hyperinflationary and the resulting currency devaluations in Venezuela in that initial year affected our business and results of operations. The government of Venezuela has also devalued its currency several times since 2013, which has also affected our business and results of operations. Going forward, additional government actions, including further currency devaluations, foreign exchange price controls or labor unrest in Venezuela could have further adverse impacts on the Company.

Substantial political and economic uncertainty in Venezuela puts our local assets at risk.

We have a subsidiary in Venezuela, whose operations are currently suspended due to the economic and political climate in that country. We hold fixed assets at this subsidiary totaling $3,731 and incurred impairment charges related to our long-lived assets in Venezuela of $9,304 during Fiscal 2015. If conditions continue to deteriorate, we may be at risk of additional losses to our capital assets, including further declines in fair value or government confiscation of certain assets.

Concerns regarding the European debt crisis, market perceptions concerning the instability of the Euro and the European economy and concerns surrounding the economic conditions in China could adversely affect our business, results of operations and financing.

Concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the Euro and the suitability of the Euro as a single currency given the diverse economic and political circumstances within individual Eurozone countries. There have also been concerns regarding the slowing of the Chinese economy, as well as the economic effect of tensions in the relationship between China and surrounding Asian countries. These concerns or market perceptions regarding these and related issues could adversely affect the value of the Company's Euro-denominated assets and obligations. In addition, concerns over the effect of this financial crisis on financial institutions in Europe, China and globally could have an adverse impact on the economy generally, and more specifically on the consumers' demand for our products.

In addition, in June 2016, voters in the United Kingdom approved an advisory referendum to withdraw from the European Union (commonly referred to as “Brexit”). The Brexit vote and the perceptions as to the impact of the withdrawal of the United Kingdom from the European Union may adversely affect business activity, political stability and economic conditions not only in the United Kingdom, but in the European Union and elsewhere.

We are responsible for product warranties and defects.

Whether we outsource manufacturing or manufacture products directly for our customers, we provide warranties for all of our products for which we have provided an estimated liability. Therefore, we are highly dependent on the quality of our suppliers’ products.

If we experience an increase in warranty claims, or if our costs associated with such warranty claims increase significantly, we will begin to incur liabilities for potential warranty claims after the sale of our products at levels that we have not previously incurred or anticipated. In addition, an increase in the frequency of our warranty claims or amount of warranty costs may harm our reputation and could have a material adverse effect on our financial condition and results of operations.

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

The electronics industry is characterized by a number of key customers. Specifically 29% of our sales were to five customers in Fiscal 2017 and 31% in 2016 and Fiscal 2015. The loss of one or more of these customers could have a material adverse impact on our business.

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

Our existing debt agreements contain a number of significant covenants, which limit our ability to, among other things, borrow additional money, pay dividends, dispose of assets and acquire new businesses. These covenants also require us to maintain a specified fixed charge coverage ratio. If the Company is unable to comply with these covenants, there would be a default under these debt agreements. Changes in economic or business conditions, results of operations or other factors could cause the Company to default under its debt agreements. A default, if not waived by our lenders, could result in acceleration of our debt and possible bankruptcy.

We provide financial support to one of our subsidiaries through an intercompany loan agreement and may need to secure additional financing for our own operations, but we cannot be sure that additional financing will be available.

We have entered into intercompany loan agreements with our majority owned subsidiary, EyeLock LLC, which is expected to continue to require additional funding beyond one year. In funding the loans to EyeLock LLC, we have less cash flow available to support our domestic operations and other activities. If we are unable to generate sufficient cash flows in the future to support our operations and service our debt as a result of funding EyeLock LLC, we may be required to refinance all or a portion of our existing debt or to obtain additional financing. There can be no assurance that any refinancing will be possible or that any additional financing could be obtained on acceptable terms. The inability to service or refinance our existing debt or to obtain additional financing would have a material adverse effect on our financial position, liquidity, and results of operations.

Our capital resources may not be sufficient to meet our future capital and liquidity requirements.

We believe our current funds and available credit lines would provide sufficient resources to fund our existing operations for the foreseeable future. However, we may need additional capital to operate our business if:

•	market conditions change,

•	our business plans or assumptions change,

•	we make significant acquisitions,

•	we need to make significant increases in capital expenditures or working capital,

•	our restrictive covenants do not provide sufficient credit, or

•	we need to continue to provide financial support to EyeLock LLC for an extended period of time.

Our inability to timely file audited historical financial statements of EyeLock Inc. and EyeLock Corporation with the SEC may adversely affect our ability to raise, and the cost of raising, future capital.

As a result of our acquisition of substantially all of the assets and certain liabilities of EyeLock Inc. and EyeLock Corporation on September 1, 2015, we were required to file with the SEC certain audited historical financial statements relating to EyeLock Inc. and EyeLock Corporation. These financial statements were not available to be filed by the date on which they were required to be filed, November 18, 2015. Therefore, we are currently ineligible to use Form S-3, a streamlined registration form, to register securities for twelve calendar months from the date on which we filed these historical financial statements, which was on June 10, 2016. During this period of ineligibility, if we determine it to be necessary or advisable to raise additional capital, we would need to use Form S-1 to register securities with the SEC or we would instead need to issue such securities in private placements. These alternatives generally entail greater total costs to us and more time to complete than the use of Form S-3 and any take-down offering associated with an effective registration statement on Form S-3. As a result, our ability to raise, and the cost of raising, future capital could be adversely affected.

We have recorded, or may record in the future, goodwill and other intangible assets as a result of acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income.

Goodwill and other intangible assets recorded on our balance sheet as of February 28, 2017 was $279,501.  We evaluate the recoverability of recorded goodwill and other intangible asset amounts annually, or when evidence of potential impairment exists.  The annual impairment test is based on several factors requiring judgment. Changes in our operating performance, business conditions, or restrictions on our field of use resulted in an impairment of certain intangible assets totaling $9,070 in Fiscal 2016, and could result in additional future impairments, which could be material to our results of operations.

A portion of our workforce is represented by labor unions. Collective bargaining agreements can increase our expenses. Labor disruptions could adversely affect our operations.

As of February 28, 2017, approximately 37 of our U.S. full-time employees and 927 of our European full-time employees were covered by collective bargaining agreements. We cannot predict whether labor unions may be successful in organizing other portions of our workforce or what additional costs we could incur as a result.

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

Because we purchase a significant amount of our products from suppliers in Pacific Rim countries, we are subject to the economic risks associated with inherent changes in the social, political, regulatory and economic conditions in these countries, as well as our own.

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

Additionally, U.S. President Trump, certain members of the U.S. House of Representatives, and key U.S. administrative officials and policy makers have suggested renegotiation of The North American Free Trade Agreement and the implementation of tariffs, duties, border taxes or other similar assessments that could impact the level of trade between the U.S. and Mexico. President Trump also has publicly stated that he may seek to impose tariffs, duties, border taxes or other similar assessments on products imported from China. If any such tariffs, duties, border taxes or other assessments are imposed on the products we import into the United States, it would increase the total cost of these products and may decrease demand for such products. In addition, we may not be able to fully pass on the added cost of such tariffs, taxes, duties or assessments to our customers, which may adversely affect our business, financial condition and results of operations.

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

Our success depends on the continued efforts of our directors, executives and senior vice presidents, many of whom have worked with VOXX International Corporation for several decades, as well as our other executive officers and key employees. We have employment contracts with most of our executive officers. The loss or interruption of the continued full-time service of certain of our executive officers and key employees could have a material adverse effect on our business.

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

We have two classes of common stock: Class A common stock is traded on the Nasdaq Stock Market under the symbol VOXX and Class B common stock, which is not publicly traded and substantially all of which is beneficially owned by Mr. Shalam. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Class A shareholders vote separately for the election/removal of the Class A directors, while both classes vote together as a single class on all other matters and as otherwise may be required by Delaware law. Since our charter permits shareholder action by written consent, Mr. Shalam may be able to take significant corporate actions without prior notice and a shareholder meeting.

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

Other Risks

Other risks and uncertainties include:

•	changes in U.S. federal, state and local law,

•	our ability to implement operating cost structures that align with revenue growth,

•	trade sanctions against or for foreign countries,

•	successful integration of business acquisitions and new brands in our distribution network,

•	compliance with the Sarbanes-Oxley Act, and

•	compliance with complex financial accounting and tax standards, both foreign and domestic.

Item 1B-Unresolved Staff Comments

As of the filing of this annual report on Form 10-K, there were no unresolved comments from the staff of the Securities and Exchange Commission.

Item 2-Properties

Our Corporate headquarters is located at 2351 J. Lawson Blvd. in Orlando, Florida.  In addition, as of February 28, 2017, the Company leased a total of 22 operating facilities or offices located in 8 states as well as Germany, China, Canada, Mexico, Hong Kong, and France. The leases have been classified as operating leases.  Within the United States, these facilities are located in Florida, Georgia, New York, Ohio, New Jersey, Texas, Arkansas and Michigan. The Company also owns 9 of its operating facilities or offices located in New York, Indiana, Florida, and Arkansas in the United States, as well as in Germany, Venezuela and Hungary. These facilities serve as offices, warehouses, manufacturing facilities and distribution centers. Additionally, we utilize public warehouse facilities located in Virginia, Nevada, Indiana, Florida, Mexico, China, the Netherlands, Germany and Canada.

Item 3-Legal Proceedings

The Company is currently, and has in the past, been a party to various routine legal proceedings incident to the ordinary course of business. If management determines, based on the underlying facts and circumstances, that it is probable a loss will result from a litigation contingency and the amount of the loss can be reasonably estimated, the estimated loss is accrued for. The Company does not believe that any of its outstanding litigation matters will have a material adverse effect on the Company's financial statements, individually or in the aggregate.

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

PART II

Item 5-Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Class A Common Stock of Voxx is traded on the Nasdaq Stock Market under the symbol "VOXX."   The following table sets forth the low and high sale price of our Class A Common Stock, based on the last daily sale in each of the last eight fiscal quarters:

Year ended February 28, 2017	High	Low
First Quarter	$4.92	$2.97
Second Quarter	3.36	2.53
Third Quarter	5.70	2.50
Fourth Quarter	5.30	4.15

Year ended February 28, 2016	High	Low
First Quarter	$9.65	$7.95
Second Quarter	9.21	7.29
Third Quarter	7.93	5.05
Fourth Quarter	6.16	3.40

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

Holders

There are 913 holders of record of our Class A Common Stock and 4 holders of Class B Convertible Common Stock.

Issuer Purchases of Equity Securities

In May 1999, we were authorized by the Board of Directors to repurchase up to 1,563,000 shares of Class A Common Stock in the open market under a share repurchase program (the "Program").  In July 2006, the Board of Directors authorized an additional repurchase up to 2,000,000 shares of Class A Common Stock in the open market in connection with the Program.  During the year ended February 28, 2017, the Company did not purchase any shares. As of February 28, 2017, the cumulative total of acquired shares (net of reissuances of 11,655) pursuant to the program was 2,168,074, with a cumulative value of $21,176. The remaining authorized share repurchase balance is 1,383,271 at February 28, 2017.

Performance Graph

The following table compares the annual percentage change in our cumulative total stockholder return on our Class A common stock during a period commencing on February 29, 2012 and ending on February 28, 2017 with the cumulative total return of the Nasdaq Stock Market (U.S.) Index and our SIC Code Index, during such period.

*$100 invested on 2/29/12 in stock or index, including reinvestment of dividends.

Item 6-Selected Consolidated Financial Data

The following selected consolidated financial data for the last five years should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	February 28, 2017	February 29, 2016 (1)	February 28, 2015 (2)	February 28, 2014 (3)	February 28, 2013
Consolidated Statement of Operations Data

Net sales	$681,042	$680,746	$757,498	$809,709	$835,577
Operating (loss) income	(172)	(11,570)	16,594	(37,375)	41,696
Net income (loss) attributable to Voxx International Corporation	4,422	(2,682)	(942)	(26,597)	22,492

Net income (loss) per common share:
Basic	$0.18	$(0.11)	$(0.04)	$(1.10)	$0.96
Diluted	$0.18	$(0.11)	$(0.04)	$(1.10)	$0.95

	As of	As of	As of	As of	As of
	February 28,	February 29,	February 28,	February 28,	February 28,
	2017	2016 (1)	2015 (2)	2014 (3)	2013
Consolidated Balance Sheet Data

Total assets	$668,486	$667,190	$677,513	$747,150	$829,272
Working capital	143,281	132,167	154,312	179,077	200,703
Long-term obligations (4)	147,104	139,412	133,970	170,786	228,197
Stockholders' equity	391,315	395,894	396,140	429,584	444,536

(1)
Fiscal 2016 amounts reflect the acquisition of a controlling interest in all of the assets and certain liabilities of EyeLock Inc. and EyeLock Corporation (see Note 2 of the Notes to Consolidated Financial Statements), as well as intangible asset impairment charges.

(2)	Fiscal 2015 amounts include Venezuela currency devaluation and impairment charges related to Venezuela investment properties.

(3)	Fiscal 2014 amounts include a goodwill impairment charge, as well as impairment charges related to intangible and long-lived assets.

(4)	Long-term obligations include long-term debt, capital lease obligations, deferred compensation, deferred and other tax liabilities, as well as other long term liabilities.

Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations  ("MD&A")

This section should be read in conjunction with the "Cautionary Statements" and "Risk Factors" in Item 1A of Part I, and Item 8 of Part II, "Consolidated Financial Statements and Supplementary Data."

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of the business, including our strategy to give the reader a summary of the goals of our business and the direction in which our business is moving.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the year ended February 28, 2017 compared to the years ended February 29, 2016 and February 28, 2015. Next, we present adjusted EBITDA and diluted adjusted EBITDA per common share for the year ended February 28, 2017 compared to the years ended February 29, 2016 and February 28, 2015 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheet and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources."  We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

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

In recent years, we have focused on our intention to acquire synergistic businesses with the addition of several new subsidiaries.  These subsidiaries have helped us to expand our core business and broaden our presence in the accessory and OEM markets.  Our acquisitions of Hirschmann, Klipsch and Invision have provided the opportunity to enter the manufacturing arena, and our acquisition of a controlling interest in EyeLock Inc. and EyeLock Corporation has allowed us to enter the growing and innovative biometrics market.  Our intention is to continue to pursue business opportunities which will allow us to further expand our business model while leveraging overhead and exploring specialized niche markets in the electronics industry.

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

The Company’s domestic and international business is subject to retail industry conditions and the sales of new and used vehicles. Recent worldwide economic conditions have had an adverse impact on consumer spending. If the global macroeconomic environment does not continue to improve or if it deteriorates further, this could have a negative effect on the Company’s revenues and earnings. In an attempt to offset the recent market conditions, the Company continues to explore strategies and alternatives to reduce its operating expenses, such as the consolidation of facilities and IT systems, and has been introducing new products to obtain a greater market share. The Company continues to focus on cash flow and anticipates having sufficient resources to operate during Fiscal 2018 and Fiscal 2019.

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

Net Sales Growth

Net sales over a five-year period have decreased (18.5)% from $835,577 for the year ended February 28, 2013 to $681,042 for the year ended February 28, 2017.  During this period, our sales were impacted by the following items:

•
Volatility in core Automotive, Premium Audio and Consumer Accessories sales due to increased competition, lower selling prices, changes in technology and demand, and the volatility of the national and global economy;

•	the discontinuance and reduction of various high volume/low margin product lines such as camcorders, clock radios, digital players, digital voice recorders, and portable DVD players;

•	the sale of certain branded product inventory of the Company to a third party in order to license the brand name for a commission;

•	political and economic volatility in Venezuela; and

•	Euro devaluation against the U.S. Dollar.

Partially offset by:

•
the introduction of new products and lines across the Automotive, Premium Audio and Consumer Accessories segments, such as digital antennas and mobile multi-media devices; mobile iPad and iPod interfaces; various Bluetooth and wireless speaker products; neckband, on-ear, in-ear and over-ear headphones; action cameras; and nursery products.

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

Revenue Recognition

We recognize revenue from product sales at the time title and risk of loss passes to the customer either at FOB Shipping Point or FOB Destination, based upon terms established with the customer. Any customer acceptance provisions, which are related to product testing, are satisfied prior to revenue recognition. We have no further obligations subsequent to revenue recognition except for returns of product from customers. We do accept returns of products, if properly requested, authorized and approved.  We continuously monitor and track such product returns and record the provision for the estimated amount of such future returns at point of sale, based on historical experience.

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

The accrual balance for sales incentives at February 28, 2017 and February 29, 2016 was $13,154 and $12,439, respectively.  Although we make our best estimate of sales incentive liabilities, many factors, including significant unanticipated changes in the purchasing volume and the lack of claims from customers could have a significant impact on the liability for sales incentives and reported operating results.

Unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates are reversed into income in the period when the customer did not reach the required minimum purchases of product during the specified time. Unclaimed sales incentives are sales incentives earned by the customer but the customer has not claimed payment within the claim period (period after program has ended). Unclaimed sales incentives are investigated in a timely manner after the end of the program and reversed if deemed appropriate.

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

The Company has supply chain financing agreements and factoring agreements with certain financial institutions for the purpose of accelerating receivable collection and better managing cash flow. Under the agreements, the Company has agreed to sell certain of its accounts receivable balances to these institutions, who have agreed to advance amounts equal to the net accounts receivable balances due, less a discount as set forth in the respective agreements. The balances under these agreements are accounted for as sales of accounts receivable, as they are sold without recourse. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company's Consolidated Statements of Cash Flows. Total balances sold, net of discounts, for the years ended February 28, 2017, February 29, 2016 and February 28, 2015 were $257,482, $273,883 and $182,155, respectively. Fees incurred in connection with the agreements totaled $1,170, $1,129 and $866 for the years ended February 28, 2017, February 29, 2016 and February 28, 2015, respectively, and are recorded as interest expense by the Company.

Inventory

We value our inventory at the lower of the actual cost to purchase (primarily on a weighted moving average basis, with a portion valued at standard cost, which approximates actual costs on the first in, first out basis) or the current estimated market value of the inventory. Market value of inventory does not exceed the net realizable value of the inventory and is not less than the net realizable value of such inventory, less an allowance for a normal profit margin. We regularly review inventory quantities on-hand and record a provision in cost of sales for excess and obsolete inventory based primarily on selling prices, indications from customers based upon current price negotiations, and purchase orders. Our industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand.  In addition, and as necessary, specific reserves for future known or anticipated events may be established. During the years ended February 28, 2017, February 29, 2016 and February 28, 2015, we recorded inventory write-downs of $2,371, $1,256 and $2,877, respectively.

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

Asset Impairments

As of February 28, 2017, intangible assets totaled $176,289 and property, plant and equipment totaled $77,922 (excluding Venezuelan investment properties of $3,679, which are discussed below). Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business, including assets of acquired businesses. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or an impairment recorded based upon a change in the expected use of the asset or performance of the related asset group. At the present time, management intends to continue the development, marketing and selling of products associated with its intangible assets, and there are no known restrictions on the continuation of their use, other than the ruling received in the fourth quarter of Fiscal 2016 (see Note 1(k)).

Certain indefinite lived trademarks were impaired during the second and fourth quarter of Fiscal 2016, resulting in impairment charges of $6,210 and $2,860, respectively. No impairment losses were recorded related to indefinite lived intangible assets during Fiscal 2015 and Fiscal 2017.

The cost of other intangible assets with definite lives and long-lived assets are amortized on a straight-line basis over their respective lives.  Management has determined that the current lives of these assets are appropriate. Management has determined that there were no indicators of impairment that would cause the carrying values related to intangible assets with definite lives to exceed their expected future cash flows at February 28, 2017.

Approximately 60.2% of our indefinite-lived trademarks ($64,961) are at risk of impairment as of February 28, 2017. The Company uses an income approach, based on the relief from royalty method, to value the indefinite-lived trademarks as part of its impairment test. This impairment test involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. The critical assumptions in the discounted cash flow model include revenues, long-term growth rates, royalty rates, and discount rates. Management exercises judgment in developing these assumptions. Certain of these assumptions are based upon industry projections, facts specific to the trademarks and consideration of our long-term view for the trademark and the markets we operate in. If we were to experience sales declines, a significant change in operating margins which may impact estimated royalty rates, an increase in our discount rates, and/or a decrease in our projected long-term growth rates, there would be an increased risk of impairment of these indefinite-lived trademarks.

Voxx’s goodwill totaled $103,212 as of February 28, 2017. Goodwill is tested for impairment as of the last day of each fiscal year at the reporting unit level. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and estimation of the fair value of each reporting unit. Based on the Company's goodwill impairment assessment, all the reporting units with goodwill had estimated fair values as of February 28, 2017 that exceeded their carrying values. As a result of the annual assessment, no impairment charges were recorded related to goodwill during Fiscal 2017, Fiscal 2016 or Fiscal 2015.

Goodwill allocated to our Klipsch, Hirschmann and Invision reporting units was 45.1% ($46,533), 47.8% ($49,306) and 7.1% ($7,373), respectively. The fair values of the Klipsch, Hirschmann and Invision reporting units are greater than their carrying values by approximately 336% ($50,308), 135% ($23,543) and 12% ($3,296), respectively, as of February 28, 2017. The Company uses a discounted cash flow model to value the reporting unit as part of its impairment test. This impairment test involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. The critical assumptions in the discounted cash flow model are revenues, operating margins, working capital and a discount rate (developed using a weighted average cost of capital analysis). Management exercises judgment in developing these assumptions. Certain of these assumptions are based upon industry projections, facts specific to the reporting unit, market participant assumptions and data, and consideration of our long-term view for the reporting unit and the markets we operate in. If the Klipsch reporting unit were to experience sales declines, sustained pricing pressures, unfavorable operating margins, lack of new product acceptance by consumers, changes in consumer trends and preferred shopping channels, less than anticipated results for the holiday season, an increase to the discount rate, and/or a decrease in our projected long-term growth rates used in the discounted cash flow model, there would be an increased risk of goodwill impairment for the Klipsch reporting unit. If the Hirschmann reporting unit experienced an increase to the discount rate and/or a significant change in contract-based projections used in the discounted cash flow model, there would be an increased risk of goodwill impairment for the Hirschmann reporting unit. If the Invision reporting unit experienced an increase to the discount rate, a lack or delay in new product acceptance, or a change in our projected long-term growth rates used in the discounted cash flow model, there would be an increased risk of goodwill impairment for the Invision reporting unit.

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

The Company holds certain long-lived assets in Venezuela, which are held for investment purposes. During the fourth quarter of Fiscal 2015, the Company made an assessment of the recoverability of these properties in Venezuela as a result of the country's continued economic deterioration, which included the introduction of the SIMADI currency rate and simultaneous merger of the SICAD 1 and SICAD 2 rates in February 2015 (refer to Impact of Inflation and Currency Fluctuations for discussion). In testing the recoverability of its investment properties, the Company considered the undiscounted cash flows expected to be received from these properties, the length of time the properties have been held, the volatile market conditions, the Company’s financial condition, and the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value. The undiscounted cash flows included certain accounting estimates and assumptions, including projected rent increases and consideration of further devaluation of the currency. We concluded that the future undiscounted cash flows did not recover the net book value of the long-lived assets. Based on these results, the Company further obtained independent third party appraisals of each of the properties to determine their fair values. The Company concluded, as a result of all analyses performed, that these properties were impaired as of February 28, 2015, and recorded an impairment charge of $(9,304), which is included in Other Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the fiscal year ended February 28, 2015. The remaining value of the Company's properties held for investment purposes in Venezuela is $3,679 as of February 28, 2017. The Company continues to monitor the economic conditions and recoverability of these assets as necessary. Any changes in accounting estimates and assumptions could result in further impairment charges from these long-lived assets.

Warranties

We offer warranties of various lengths depending upon the specific product.  Our standard warranties require us to repair or replace defective product returned by both end users and customers during such warranty period at no cost. We record an estimate for warranty related costs in cost of sales, based upon actual historical return rates and repair costs at the time of sale. The total estimated liability for future warranty expense, which has been included in accrued expenses and other current liabilities, amounted to $5,761 at February 28, 2017 and $8,807 at February 29, 2016. While warranty costs have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that have been experienced in the past. A significant increase in product return rates, or a significant increase in the costs to repair products, could have a material adverse impact on our operating results.

Stock-Based Compensation

We use the Black-Scholes option pricing model to compute the estimated fair value of stock-based awards.  The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates.  The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control.  We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded stock options in our stock and our expectations of volatility for the expected term of stock-based compensation awards. For restricted stock awards, the fair value of the award is the price on the date of grant. As a result, if other assumptions or estimates had been used for options or restricted stock awards granted in the current and prior periods, the total stock-based compensation expense of $753 that was recorded for the year ended February 28, 2017 could have been materially different.  Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

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

During Fiscal 2017, the Company recorded an income tax provision of $1,759 related to federal, state and foreign taxes. The Company's effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the impact of the reversal of uncertain tax positions under ASC 740 related to settlement of an income tax examination, non-controlling interest, an income tax provision resulting from the increase in deferred tax liabilities related to indefinite-lived intangible assets, and tax rate differences due to the mix of domestic and foreign earnings. During Fiscal 2017, the Company maintains a valuation allowance against its U.S. deferred tax assets and certain foreign jurisdictions. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

Results of Operations

Included in Item 8 of this annual report on Form 10-K are the Consolidated Balance Sheets as of February 28, 2017 and February 29, 2016 and the Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for the years ended February 28, 2017, February 29, 2016 and February 28, 2015. In order to provide the reader meaningful comparison, the following analysis provides comparison of the audited year ended February 28, 2017 with the audited years ended February 29, 2016, and February 28, 2015. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Operations and Comprehensive Income (Loss).

Year Ended February 28, 2017 Compared to the Years Ended February 29, 2016 and February 28, 2015

Continuing Operations

The following table sets forth, for the periods indicated, certain Statement of Operations data for the years ended February 28, 2017 ("Fiscal 2017"), February 29, 2016 ("Fiscal 2016") and February 28, 2015 ("Fiscal 2015").

Net Sales

	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Automotive	$337,241	$351,665	$396,422
Premium Audio	166,789	140,508	165,812
Consumer Accessories	176,216	187,272	194,104
Corporate	796	1,301	1,160
Total net sales	$681,042	$680,746	$757,498

Fiscal 2017

Automotive sales, which include both OEM and aftermarket automotive electronics, represented 49.5% of the net sales for the year ended February 28, 2017, compared to 51.7% in the prior year. The Company experienced a decrease in automotive sales due to several factors during the year, including the completion and winding down of certain OEM programs during Fiscal 2017 that had experienced strong performance in the comparative prior year period. Remote start products were negatively impacted for the year ended February 28, 2017, as a result of warmer Winter seasons in both Fiscal 2016 and Fiscal 2017, resulting in several customers carrying excess inventory into the Company's Fiscal 2017 year and lower overall sales of these products for the year, as well as due to the fact that more vehicles are being built equipped with remote start capabilities. Sales of satellite radios during the year ended February 28, 2017 also decreased as a result of more vehicles being built equipped with these products. The Company also experienced decreases in aftermarket overhead and headrest DVD player sales as a result of price reductions and competition within these product lines. Finally, during Fiscal 2016, the Company sold all of its Jensen Mobile product inventory, consisting of car speakers and amplifiers, to a third party in order to license the brand name for a commission. This resulted in reduced sales of these products for the year ended February 28, 2017 of approximately $6,500. As an offset to these decreases, the Company began a new OEM program with Subaru, resulting in an increase in domestic OEM sales, and has had increased tuner sales internationally for the year ended February 28, 2017, primarily due to the start of a new program during the first quarter of Fiscal 2017.

Premium Audio sales represented 24.5% of net sales for the year ended February 28, 2017 as compared to 20.6% in the prior year.  Sales in Premium Audio increased 18.7% for the year ended February 28, 2017 primarily as a result of the introduction of several new products, including various lines of HD wireless desktop and bookshelf size speakers, wireless soundbars and multi-room streaming audio systems. These products were launched between the fourth quarter of Fiscal 2016 and the third quarter of Fiscal 2017 and have been experiencing strong sales for the segment during the year ended February 28, 2017. The Company also saw increases in sales in several of its existing lines of home entertainment speakers due to successful marketing and promotional activity, as well as increased commercial speaker sales as a result of new distribution agreements and growth in China. Additionally, headphone sales have increased as a result of promotions offered during the year ended February 28, 2017 that were not provided in the prior year, as well as due to the launch of four new unique headphone products during the third quarter of Fiscal 2017, consisting of neckband headphones, as well as new on-ear, in-ear and over-ear headphones. These increases were partially offset by decreases in European sales during the year ended February 28, 2017 as a result of a slower market overseas.

Consumer Accessories represented 25.9% of our net sales for the year ended February 28, 2017, compared to 27.5% in the prior year. The Company experienced a decrease in consumer accessory sales due to several factors during the year, including the decrease in sales of wireless speakers, as compared to the year ended February 29, 2016. While the sales of wireless speakers in this segment have remained strong in Fiscal 2017, the Company had higher sales in the prior year due to load in shipments of certain new wireless speaker products in order to fill its customers' inventory pipelines, which were not repeated in the current year. There were additional declines in wireless speaker sales as a result of certain promotions of new product that were offered during the prior year but not repeated in Fiscal 2017, as well as the timing of certain customer Spring shipment orders that were delayed to Fiscal 2018. There was also a decrease during the year ended February 28, 2017 in sales of hook-up products; remotes; clock radios; docking stations; reception products, such as antennas; and power products, such as cables and surge protectors, due to competition, changes in demand and changes in technology. Additionally, the segment experienced a decrease in sales of its Singtrix karaoke product, primarily as a result of promotional activity in the prior fiscal year that did not repeat in Fiscal 2017, as well as large customer load in shipments in the prior year that did not repeat, and slower international consumer accessories sales for several product lines. As an offset to these decreases, the segment experienced increases in sales during the year ended February 28, 2017 related to new products, such as the Company's Project Nursery baby monitors, which launched in the second quarter of Fiscal 2017, and the 360Fly® Action Camera, which launched in the third quarter of Fiscal 2016 and has had an expansion in distribution, as well as the introduction of new models since its launch date. Internationally, the Company did experience an increase in sales of certain products related to the roll out of an upgrade to the digital broadcasting platform in Europe, which will require new equipment.

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

Premium Audio sales represented 20.6% of net sales for the year ended February 29, 2016, as compared to 21.9% the prior year. Sales in Premium Audio decreased 15.3% for the year ended February 29, 2016. A portion of the decline is attributable to the Euro to U.S. Dollar exchange rate, which negatively impacted the translation of our Euro denominated sales when comparing the year ended February 29, 2016 to the year ended February 28, 2015, as noted above, resulting in an approximate decrease of $6,000, respectively, in Premium Audio sales. Sales have also decreased in this segment as a result of lower sales of Bluetooth speakers, headphones and soundbars as a result of competition, the discontinuation of business with certain retailers in an effort to better manage product pricing, as well as prior year load in sales of new product that was not repeated in the current year. These decreases were partially offset by increases in commercial sales, as well as in the sale of subwoofers for the year ended February 29, 2016.

Consumer Accessories sales represented 27.5% of our net sales for the year ended February 29, 2016, as compared to 25.6% in the prior year. A portion of the decline in sales is attributable to the Euro to U.S. Dollar exchange rate, which negatively impacted the translation of our Euro denominated sales when comparing the year ended February 29, 2016 to the year ended February 28, 2015, as noted above, resulting in an approximate decrease of $5,700 in Consumer Accessory sales. The segment also experienced decreases in sales for the year ended February 29, 2016 in headphones, remote controls, clock radios and hook-up products, such as cables, due to competition, changes in demand and changes in technology. There was also a decrease in sales of tablets during the year ended February 29, 2016 as compared to the year ended February 28, 2015, as a result of the phasing out of this product in Fiscal 2016. In addition, there was a decrease in Consumer Accessory segment sales for the year ended February 29, 2016 as a result of the prior year sale of all inventory on hand at the Company's Mexico subsidiary in the first quarter of Fiscal 2015 due to the transition of this subsidiary from a distributor model to a representative office. These decreases were offset by significant increases in sales of wireless and Bluetooth speakers during the year ended February 29, 2016, as well as sales of the Singtrix karaoke product launched in the fourth quarter of Fiscal 2015 and the new 360Fly® Action Camera launched in the third quarter of Fiscal 2016.

Gross Profit and Gross Margin Percentage

	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Automotive	$104,229	$103,347	$120,543
	30.9%	29.4%	30.4%
Premium Audio	55,053	46,582	52,873
	33.0%	33.2%	31.9%
Consumer Accessories	41,537	45,490	49,221
	23.6%	24.3%	25.4%
Corporate	696	266	1,233
	$201,515	$195,685	$223,870
	29.6%	28.7%	29.6%

Fiscal 2017

Gross margins in the Automotive segment increased 150 basis points for the year ended February 28, 2017. The segment experienced an increase in sales of its high margin tuner products as a result of a new program that started during the first quarter of the fiscal year, as well as decreased sales of lower margin products such as satellite radio fulfillments and a decrease in sales of its lower margin Jensen products, whose inventory was sold in the prior year, contributing to overall margin improvements for the segment. This was offset by decreased sales of higher margin products during the year ended February 28, 2017, such as remote start and aftermarket overhead and headrest DVD products, as well as certain products within the OEM manufacturing line.

Gross margins in the Premium Audio segment decreased 20 basis points for the year ended February 28, 2017 compared to the prior year. For the year ended February 28, 2017, the segment experienced a significant increase in sales of the Company's newest wireless soundbars and speakers, which earn lower margins for the segment. The Company also offered heavy holiday promotions of its newest soundbar products and incurred significant expedited freight charges in order to fulfill customer demand for the holiday season, as well as offered discounts on an older headphone product line being phased out to make way for its latest product launches, which caused margins to be reduced further. As an offset to these decreases, margins improved primarily due to the fact that in the prior year, this segment experienced heavy promotions on several product close outs and obsolete items in order to make way for newer product, which did not repeat in the current fiscal year. The segment has also seen an increase in sales for the year ended February 28, 2017 of certain higher margin products, such as home entertainment speakers and premium loudspeakers.

Gross margins in the Consumer Accessories segment decreased 70 basis points for the year ended February 28, 2017 compared to the prior year. For the year ended February 28, 2017, margins were negatively impacted by decreased sales of certain higher margin products, including remotes, hookup, reception and power products, as well as the Singtrix karaoke product and wireless speakers. Margins were also impacted by the launch of the new 360Fly® Action Camera, which contributed to a substantial increase in sales for the year ended February 28, 2017, but produce overall lower margins for the segment. This was partially offset by an increase in sales of higher margin products, such as the Company's new line of baby monitors and international product sales related to the roll out of an upgrade to the digital broadcasting platform in Europe.

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

Operating Expenses

	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Operating Expenses:
Selling	$48,205	$48,513	$54,136
General and administrative	107,882	111,382	114,849
Engineering and technical support	45,600	37,490	37,157
Intangible asset impairment charges	—	9,070	—
Restructuring expense	—	—	1,134
Acquisition related costs	—	800	—
Total Operating Expenses	$201,687	$207,255	$207,276

Fiscal 2017

Operating expenses decreased $5,568 in Fiscal 2017 as compared to Fiscal 2016. The Company has experienced decreases in salary, payroll and benefits expenses for the full year ended February 28, 2017 as a result of Company-wide headcount reductions made throughout Fiscal 2016, as well as due to changes to the Company's medical plan that resulted in additional benefit expense decreases in Fiscal 2017. The Company also experienced decreases in professional fees due to fewer legal matters in comparison to the prior year, the absence of acquisition costs related to EyeLock LLC that were incurred in Fiscal 2016, lower moving expenses as a result of the relocation to a new Company-owned manufacturing facility and executive office in Lake Nona, FL in Fiscal 2016, and lower occupancy expenses, primarily as a result of the renegotiation of the lease for the Company's shared services office in New York. The Company has also made increased efforts in the current year to streamline and reduce travel and entertainment expense, which has resulted in an overall decrease in such expenditures for the year ended February 28, 2017. Additionally, the Company has not incurred any impairment charges for the year ended February 28, 2017, as compared to the prior fiscal year, in which $9,070 of intangible asset impairment charges were incurred.

As an offset to these operating expense decreases, there have been significant increases in research and development expenditures during the year ended February 28, 2017, related to the Company's Hirschmann, Klipsch and Invision subsidiaries, all of which increased their research and development spending in comparison to the prior year, as well as due to the EyeLock LLC subsidiary, which has been included in the Company's operations for the full fiscal year. Since the acquisition of a majority voting interest in substantially all of the assets and certain liabilities of EyeLock Inc. and EyeLock Corporation in the third quarter of Fiscal 2016, this new subsidiary has incurred significant research and development expenses related to its iris-based authentication solutions for the continued expansion of the applications of the technology. Additionally, Hirschmann received fewer reimbursements of development services, which are recorded as a reduction of research and development expense, and thus further resulted in overall higher net research and development expenses for the year. The Company also incurred an increase in bad debt expense for the year ended February 28, 2017, primarily as a result of the bankruptcy of one of the Company's customers, and an increase in depreciation and amortization expenses both as a result of a full year of depreciation of the Company's new manufacturing facility and executive offices in Florida, which was completed during the fourth quarter of Fiscal 2016, and a full year of amortization of intangible assets acquired in conjunction with the EyeLock acquisition. For the year ended February 28, 2017, there has also been an increase in salary and benefit expenses related to the full year inclusion of EyeLock LLC, as well as the Company's efforts to build EyeLock LLC's sales force.

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

Other (Expense)Income

	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Interest and bank charges	$(7,488)	$(8,075)	$(6,851)
Equity in income of equity investee	6,797	6,538	5,866
Venezuela currency devaluation, net	(8)	(2)	(7,104)
Venezuela long-lived asset impairment charges	—	—	(9,304)
Gain on bargain purchase	—	4,679	—
Other, net	(572)	632	1,495
Total other (expense) income	$(1,271)	$3,772	$(15,898)

Fiscal 2017

Interest and bank charges represent expenses for the Company's bank obligations, interest related to capital leases, and amortization of deferred financing costs. These charges decreased for the year ended February 28, 2017 as compared to the prior year. During the fourth quarter of Fiscal 2016, the Company wrote off approximately $1,300 of deferred financing costs as a result an amendment to the Company's credit facility, which was charged to interest expense and was not repeated in the current year. As an offset to this decrease in interest and bank charges, the Company has experienced increases in these expenses for the year ended February 28, 2017 primarily due to interest expense related to the Company's outstanding Florida mortgage, which was entered into during Fiscal 2016 in order to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, FL. This mortgage was entered into in July 2015 and was not outstanding during much of the first half of Fiscal 2016. During the year ended February 28, 2017, the Company also carried a higher outstanding balance on its Amended Credit Facility as compared to the prior year period and as such, incurred higher interest charges related to this facility.

Equity in income of equity investee represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics, LLC ("ASA"). The increase in income for the year ended February 28, 2017 was a result of an improvement in ASA's product mix.

On September 1, 2015, Voxx completed the acquisition of a majority voting interest in substantially all of the assets and certain specified liabilities of Eyelock, Inc. and Eyelock Corporation (collectively, "the Seller"), through a newly-formed entity Eyelock LLC. The excess of the assets and liabilities acquired over the amount paid for Voxx's interest in EyeLock resulted in a bargain purchase gain of $4,679 recognized for the year ended February 29, 2016.

Other, net, for the year ended February 28, 2017 includes net losses on foreign currency of $501 (excluding Venezuela), interest income of $142 and rental income of $646. Other, net, for the year ended February 29, 2016 included net gains on foreign currency of $110 (excluding Venezuela), interest income of $814 and rental income of $450. The decrease in interest income during the year ended February 28, 2017 compared to the year ended February 29, 2016 relates to income earned on notes receivable from EyeLock. Inc. during Fiscal 2016 through the acquisition date of September 1, 2015.

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

Income Tax Provision

The effective tax rate in Fiscal 2017 was an income tax provision of (121.9)% on pre-tax loss from operations of $(1,443) as compared to a benefit of 22.3% on a pre-tax loss of $(7,798) from continuing operations in the prior year. The effective tax rate in Fiscal 2017 differs from the statutory rate of 35% primarily due to the impact of the reversal of uncertain tax positions under

ASC 740 related to settlement of an income tax examination, non-controlling interest, an income tax provision resulting from the increase in deferred tax liabilities related to indefinite-lived intangible assets, and tax rate differences due to the mix of domestic and foreign earnings. During Fiscal 2017, the Company maintained a valuation allowance against its U.S. deferred tax assets and certain foreign jurisdictions. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

The effective tax rate of 22.3% in Fiscal 2016 differs from the statutory rate of 35% primarily due to the impact of the bargain purchase gain, the non-controlling interest related to EyeLock and the U.S. effect of foreign operations, including tax rate differences in foreign jurisdictions. During Fiscal 2016, the Company recorded a valuation allowance against its U.S. deferred tax assets and maintains a valuation in certain foreign jurisdictions. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

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

Net Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with operating income from operations to reported net income and basic and diluted net income per common share:

	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Operating (loss) income	$(172)	$(11,570)	$16,594
Other (expense) income, net	(1,271)	3,772	(15,898)
(Loss) income from operations before income taxes	(1,443)	(7,798)	696
Income tax expense (benefit)	1,759	(1,735)	1,638
Net loss	$(3,202)	$(6,063)	$(942)
Less: net loss attributable to non-controlling interest	(7,624)	(3,381)	—
Net income (loss) attributable to Voxx International Corporation	$4,422	$(2,682)	$(942)

Net income (loss) per common share:
Basic	$0.18	$(0.11)	$(0.04)
Diluted	$0.18	$(0.11)	$(0.04)

Fiscal 2017 net income was favorably impacted by lower interest and bank charges, as well as the absence of acquisition costs and intangible asset impairment charges incurred during the prior fiscal year. As an offset, the net income was unfavorably impacted by losses incurred by EyeLock LLC, the Company's majority owned subsidiary, during the first full year that the subsidiary was included in the Company's operations, as well as an income tax provision.

During Fiscal 2016, net loss was unfavorably impacted by acquisition costs and intangible asset impairment charges incurred during the fiscal year, as well as losses incurred by EyeLock LLC from the date of acquisition through February 29, 2016. As an offset, the net loss was favorably impacted by a bargain purchase gain recognized on the acquisition of a controlling interest in substantially all of the assets and certain liabilities of EyeLock Inc. and EyeLock Corporation, as well as an income tax benefit for the year ended February 29, 2016.

During Fiscal 2015, net loss was unfavorably impacted by currency devaluation charges affecting the Company's Venezuelan sovereign bonds, long-lived asset impairment charges related to investment properties in Venezuela and restructuring charges incurred during the year ended February 28, 2015. As an offset, the net loss was favorably impacted by lower cost of sales for the year ended February 28, 2015, which resulted in favorable gross margins.

EBITDA, Adjusted EBITDA and Adjusted Diluted EBITDA per Common Share

EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share are not financial measures recognized by GAAP. EBITDA represents net income (loss), computed in accordance with GAAP, before interest expense and bank charges, taxes, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for stock-based compensation expense, impairment charges, certain foreign currency remeasurements, restructuring charges, as well as costs and bargain purchase gains relating to our acquisitions. Depreciation, amortization, stock-based compensation, bargain gains and impairment charges are non-cash items. Diluted adjusted EBITDA per common share represents the Company's diluted earnings per common share based on Adjusted EBITDA.
We present EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share in this Form 10-K because we consider them to be useful and appropriate supplemental measures of our performance. Adjusted EBITDA and diluted adjusted earnings per common share help us to evaluate our performance without the effects of certain GAAP calculations that may not have a direct cash impact on our current operating performance. In addition, the exclusion of certain costs or gains relating to non-recurring events allows for a more meaningful comparison of our results from period-to-period. These non-GAAP measures, as we define them, are not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share should not be assessed in isolation from, are not intended to represent, and should not be considered to be more meaningful measures than, or alternatives to, measures of operating performance as determined in accordance with GAAP.

Reconciliation of GAAP Net Income to EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per Common Share

	Fiscal	Fiscal	Fiscal
	2017	2016	2015
Net income (loss) attributable to VOXX International Corporation	$4,422	$(2,682)	$(942)
Adjustments:
Interest expense and bank charges (1)	6,860	7,960	6,851
Depreciation and amortization (1)	17,064	15,228	15,565
Income tax expense (benefit)	1,759	(1,735)	1,638
EBITDA	30,105	18,771	23,112
Adjustments:
Stock-based compensation attributable to stock options and restricted stock	753	859	521
Venezuela bond remeasurement	—	—	7,396
Impairment of investment properties in Venezuela	—	—	9,304
Restructuring charges	—	—	1,134
Intangible and long-lived asset impairment charges	—	9,070	—
Acquisition related costs	—	800	—
Gain on bargain purchase	—	(4,679)	—
Adjusted EBITDA	$30,858	$24,821	$41,467
Diluted income (loss) per common share	$0.18	$(0.11)	$(0.04)
Diluted adjusted EBITDA per common share	$1.27	$1.03	$1.70

(1) For purposes of calculating Adjusted EBITDA for the Company, interest expense, bank charges, as well as depreciation and amortization expense added back to net income (loss) have been adjusted in order to exclude the minority interest portion of these expenses attributable to EyeLock LLC.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of February 28, 2017, we had working capital of $143,281 which includes cash and cash equivalents of $7,800 compared with working capital of $132,167 at February 29, 2016, which included cash and cash equivalents of $11,767. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources

to pursue other business opportunities, including acquisitions or to pay down our debt.   The following table summarizes our cash flow activity for all periods presented:

	Year Ended	Year Ended	Year Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Cash (used in) provided by:
Operating activities	$(1,790)	$27,521	$47,428
Investing activities	(12,130)	(38,587)	(22,882)
Financing activities	9,695	13,695	(24,878)
Effect of exchange rate changes on cash	258	690	(1,823)
Net (decrease) increase in cash and cash equivalents	$(3,967)	$3,319	$(2,155)

Net cash used in/provided by operating activities:
Operating activities used cash of $1,790 for Fiscal 2017 primarily as a result of an increase in inventory, as well as accounts receivable, partially offset by a decrease in vendor receivables and an increase in accounts payable.

During Fiscal 2016, operating activities provided cash of $27,521 primarily as a result of decreased customer accounts receivable and inventory due to a decrease in sales, as well as the factoring of certain trade accounts receivable balances during the year ended February 29, 2016 (see Note 1(h) of the Consolidated Financial Statements), partially offset by decreased accounts payable.

During Fiscal 2015, operating activities provided cash of $47,428 as a result of increased accounts payable, partially offset by increased inventory and decreased customer accounts receivable, due primarily to lower sales, as well as the factoring of certain trade accounts receivable balances at February 28, 2015 (see Note 1(h) of the Consolidated Financial Statements).

Net cash used in investing activities:
Investing activities used cash of $12,130 during Fiscal 2017, primarily due to capital additions related to new computer equipment, as well as the in-progress additions to the Company's shared service facility in Hauppauge, NY.

During Fiscal 2016, investing activities used cash of $38,587 primarily due to capital additions and the Company's acquisition of a controlling interest in substantially all of the assets and certain liabilities of Eyelock, Inc. and EyeLock Corporation on September 1, 2015 (see Note 2).

During Fiscal 2015, investing activities used cash of $22,882, primarily due to capital additions and the Company's investments in Eyelock, Inc. and 360Fly, Inc. (formerly EyeSee360, Inc.).

Net cash provided by/used in financing activities:
Financing activities provided cash of $9,695 during Fiscal 2017, due to borrowings of bank obligations net of repayments, primarily in relation to the Company's Amended Credit Facility.

During Fiscal 2016, financing activities provided cash of $13,695, primarily due to borrowings from our Amended Facility net of repayments, as well as borrowings from the construction loan used to build the Company's new manufacturing facility and executive offices in Lake Nona, Florida.

During Fiscal 2015, financing activities used cash of $24,878, primarily due to repayments of bank obligations net of borrowings, as well as the repurchased of treasury stock.

From March 1, 2016 through April 25, 2016, the Company had a senior secured credit facility ("the Credit Facility") with an aggregate availability of $125,000, consisting of a revolving credit facility of $125,000, with a $30,000 multicurrency revolving credit facility sublimit, a $15,625 sublimit for letters of credit and a $6,250 sublimit for swingline loans. The Credit Facility was due on January 9, 2019; however, it was subject to acceleration upon the occurrence of an Event of Default (as defined in the Credit Agreement).

On April 26, 2016, the Company amended and restated the Credit Facility ("Amended Credit Facility"). The Amended Credit Facility provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000, and a term loan in the amount of $15,000. The Amended Credit Facility also includes a $15,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Amended Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 7(b)). As of February 28, 2017, $80,605 was outstanding under the revolving credit facility. The remaining availability under revolving credit line of the Amended Credit Facility was $25,363 as of February 28, 2017. The balance outstanding on the term loan at February 28, 2017 was $12,188. The term loan is repayable in consecutive quarterly installments of $938 through April 1, 2020. All other amounts outstanding under the Amended Credit Facility will mature and become due on April 26, 2021.

Generally, the Company may designate specific borrowings under the Amended Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that swingline loans may only be designated as Base Rate Loans. Loans under the Amended Credit Facility designated as LIBOR Rate Loans shall bear interest at a rate equal to the then-applicable LIBOR Rate plus a range of 1.75% - 2.25%. Loans under the Amended Credit Facility designated as Base Rate Loans shall bear interest at a rate equal to the applicable margin for Base Rate Loans of 0.75% - 1.25%, as defined in the agreement. Amounts outstanding in respect of the term loan shall bear interest at a rate equal to either (as selected by the Company pursuant to the agreement) (a) the then-applicable LIBOR Rate (not to be less than 0.00%) plus 4.25% or (b) the then-applicable Base Rate plus 3.25%.

The Amended Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Amended Credit Facility also contains covenants that limit the ability of the Loan Parties and certain of their Subsidiaries which are not Loan Parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any Change of Control; (ix) make any Restricted Junior Payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an Affiliate of any Borrower or any of their Subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Amended Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of February 28, 2017, the Company was in compliance with this cash dominion covenant.

The Obligations under the Loan Documents are secured by a general lien on and security interest in substantially all of the assets of the Borrowers and certain of the Guarantors, including accounts receivable, equipment, real estate, general intangibles and inventory. The Company has guaranteed the obligations of the borrowers under the Amended Credit Facility.

As of February 28, 2017, a total of $92,793 was outstanding under the Amended Credit Facility compared to $72,300 at February 29, 2016. The increase in the outstanding credit facility balance as of February 28, 2017 is principally a result of fulfilling the Company's seasonal working capital needs, as well as to support the EyeLock LLC subsidiary. Additionally, in April 2016, the Company repaid its Woodview Trace mortgage in full, in conjunction with the amendment of the Credit Facility, as described above, utilizing funds from the Amended Credit Facility.

We also utilize supply chain financing arrangements and factoring agreements as an integral part of our financing for working capital, which accelerates receivable collection and helps to better manage cash flow. Under the agreements, the Company has agreed to sell certain of its accounts receivable balances to banking institutions who have agreed to advance amounts equal to the net accounts receivable balances due, less a discount as set forth in the respective agreements. The balances under these agreements are accounted for as sales of accounts receivable, as they are sold without recourse. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company's Consolidated Statements of Cash Flows. Fees incurred in connection with the agreements are recorded as interest expense by the Company.

Certain contractual cash obligations and other commitments will impact our short and long-term liquidity.  At February 28, 2017, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period (9)
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$1,932	$532	$992	$408	$—
Operating leases (2)	7,963	5,456	1,740	416	351
Total contractual cash obligations	$9,895	$5,988	$2,732	$824	$351

Other Commitments
Bank obligations (3)	$97,700	$8,657	$7,500	$81,543	$—
Stand-by letters of credit (4)	1,306	1,306	—	—	—
Other (5)	13,745	1,560	4,572	999	6,614
Contingent earn-out payments and other (6)	73	73	—	—	—
Pension obligation (7)	8,840	237	699	533	7,371
Unconditional purchase obligations (8)	107,386	107,386	—	—	—
Total commercial commitments	$229,050	$119,219	$12,771	$83,075	$13,985
Total Commitments	$238,945	$125,207	$15,503	$83,899	$14,336

(1)
Represents total principal payments due under capital lease obligations which have a current (included in other current liabilities) and long term principal balance totaling $532 and $1,400, respectively at February 28, 2017.

(2)	We enter into operating leases in the normal course of business.

(3)	Represents amounts outstanding under the Company's Amended Credit Facility, Hirschmann's line of credit and the Voxx Germany Euro asset-based lending facility at February 28, 2017.

(4)
We issue standby letters of credit to secure certain purchases and insurance requirements. These letters of credit are issued during the ordinary course of business through major domestic banks as requested by certain suppliers.

(5)
This amount includes balances outstanding under an assumed mortgage on a facility in connection with the Klipsch acquisition and balances outstanding under loans and mortgages for the construction of our manufacturing facility in Florida and for facilities purchased at Schwaiger and Voxx Germany.

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

Impact of Inflation and Currency Fluctuation

To the extent that we expand our operations in Europe, Canada, Latin America and the Pacific Rim, the effects of inflation and currency fluctuations could impact our financial condition and results of operations.  While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations, and U. S. dollar denominated purchases in its foreign subsidiaries. The Company enters forward contracts to hedge certain euro-related transactions. The Company minimizes the risk of nonperformance on the forward contracts by transacting with major financial institutions. During Fiscal 2017, 2016 and 2015, the Company held forward contracts specifically designated for hedging (see Note 1(e) of the Notes to Consolidated Financial Statements). As of February 28, 2017 and February 29, 2016, unrealized gains of $455 and $1,220, respectively, were recorded in other comprehensive income associated with these contracts.

Effective January 1, 2010, according to the guidelines in ASC 830, Venezuela was designated as a hyper-inflationary economy.  A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3 year period.  The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars.  The Company transitioned to hyper-inflationary accounting on March 1, 2010 for Venezuela and continues to account for the subsidiary under this method.

From February 2013 through February 2016, the official exchange rate of the Venezuelan Bolivar Fuerte was 6.3 per U.S. dollar; however, since January 2014, the Venezuelan government has created multiple alternative exchange rates designated to be used for the purchase of goods and services deemed non-essential. In February 2015, the Venezuelan government introduced a new currency system, referred to as the Marginal Currency System, or SIMADI rate. This market-based exchange system consisted of a mechanism from which both businesses and individuals were allowed to purchase and sell foreign currency at the price set by the market. At February 29, 2016 and February 28, 2015 this rate was approximately 205 and 177 Bolivar Fuerte/$1, respectively. A net currency exchange loss of $(2) was recorded for the year ended February 29, 2016. A net currency exchange loss of $(7,104) was recorded for the year ended February 28, 2015, which included the remeasurement loss on the Company's Venezuelan bonds, which matured in March 2015, of $(7,396), and is included in Other Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income (Loss). In March 2016, the Venezuelan government enacted further changes to its foreign currency exchange mechanisms, including a 59% devaluation of the official government exchange rate (re-named DIPRO) from 6.3 bolivars to 10 Bolivar Fuerte/$1. The SIMADI exchange rate was replaced by the DICOM exchange rate, which the Venezuelan government reported would be allowed to float to meet market needs. As of February 28, 2017, the DICOM rate was deemed to be the appropriate rate to use for remeasuring its Venezuelan subsidiary’s financial statements. As of February 28, 2017, the published DIPRO and DICOM rates offered were 10.0 and 699.9 bolivars to the U.S. dollar, respectively. A net currency exchange loss of $(8) was recorded for the year ended February 28, 2017, representing currency devaluation, which is included in Other Income (Expense) on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has certain U. S. dollar denominated assets and liabilities in its Venezuelan subsidiary, including our U.S. dollar denominated intercompany debt, which has been subject to currency fluctuations associated with the devaluation of the VBF, the most recent devaluation taking place in March 2016.

Seasonality

We typically experience seasonality in our operations. We generally sell a substantial amount of our products during September, October and November due to increased promotional and advertising activities during the holiday season.  Our business is also significantly impacted by the holiday season.

Related Party Transactions

During 1996, we entered into a 30-year capital lease for a building with our principal stockholder and chairman, which was the headquarters of the discontinued Cellular operation sold in 2004.  The lease expiration date was November 30, 2026. In Fiscal 2015, the building was purchased from Voxx's principal stockholder by an unrelated third party, causing the lease between Voxx and the stockholder to be terminated. As a result of the transaction, the Company realized a gain of $846, net of tax and net of a termination penalty of $573 paid to the stockholder at the termination date. The gain was recorded in paid in capital on the Consolidated Balance Sheet at February 28, 2015. We also leased another facility from our principal stockholder which was accounted for as an operating lease and had an expiration date of November 30, 2016. This facility was sold to an unrelated third party during the second quarter of Fiscal 2017. The Company has no related party leases as of February 28, 2017.

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

Marketable Securities

Marketable securities at February 28, 2017, which are recorded at fair value of $4,100, include an unrealized gain of $6 and have exposure to price fluctuations. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $410 as of February 28, 2017. Actual results may differ.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and investment grade corporate and U.S. government securities. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed. In connection with our Florida Mortgage, we have debt outstanding in the amount $9,113 at February 28, 2017. Interest on the Florida Mortgage is charged at 70% of 1-month LIBOR plus 1.54%. We have an interest rate swap for the Florida Mortgage with a notional amount of $9,113 at February 28, 2017 which locks the interest rate at 3.48% (inclusive of credit spread) through the mortgage end date of March 2026.

Foreign Exchange Risk

We are subject to risk from changes in foreign exchange rates for our subsidiaries and marketable securities that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in Accumulated Other Comprehensive Income (Loss).  At February 28, 2017, we had translation exposure to various foreign currencies with the most significant being the Euro, Hong Kong Dollar, Mexican Peso, Hungarian Forint and Chinese Yuan. The potential decrease in sales and net income resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates for the year ended February 28, 2017 amounts to approximately $25,593 and $796, respectively.  Actual results may differ.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela did not have any sales for the year ended February 28, 2017. Approximately $142 of assets invested in Venezuela are cash related and are subject to government foreign exchange controls. The Company also maintains $3,679 in real estate property in Venezuela that could be subject to government foreign exchange controls upon their ultimate sale.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of February 28, 2017, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were deemed to be effective and adequately designed.

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

Under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2017 based on the framework set forth by the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 COSO Framework"). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of February 28, 2017 based on the criteria established in the 2013 COSO Framework.

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

The effectiveness of the Company’s internal control over financial reporting as of February 28, 2017 has been audited by Grant Thornton LLP, an independent registered public accounting firm who also audited the Company’s Consolidated Financial Statements. Grant Thornton LLP’s report on the effectiveness of the Company’s internal control over financial reporting is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
VOXX International Corporation
We have audited the internal control over financial reporting of VOXX International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of February 28, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended February 28, 2017, and our report dated May 15, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Melville, New York
May 15, 2017

Changes in Internal Controls Over Financial Reporting

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the most recently completed fiscal fourth quarter ended February 28, 2017 covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B - Other Information

Not Applicable

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) of Form 10-K, will be included in our Proxy Statement for the Annual meeting of Stockholders, which will be filed on or before June 9, 2017, and such information is incorporated herein by reference.

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
We have audited the accompanying consolidated balance sheets of VOXX International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of February 28, 2017 and February 29, 2016, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2017. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VOXX International Corporation and subsidiaries as of February 28, 2017 and February 29, 2016, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 28, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 15, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Melville, New York
May 15, 2017

VOXX International Corporation and Subsidiaries
Consolidated Balance Sheets
February 28, 2017 and February 29, 2016
(In thousands, except share data)

	February 28, 2017	February 29, 2016
Assets
Current assets:
Cash and cash equivalents	$7,800	$11,767
Accounts receivable, net	90,641	87,055
Inventory, net	153,053	144,028
Receivables from vendors	665	2,519
Prepaid expenses and other current assets	19,593	17,256
Income tax receivable	1,596	1,426
Total current assets	273,348	264,051
Investment securities	10,388	10,206
Equity investments	21,926	21,949
Property, plant and equipment, net	81,601	79,422
Goodwill	103,212	104,349
Intangible assets, net	176,289	185,022
Deferred income taxes	23	23
Other assets	1,699	2,168
Total assets	$668,486	$667,190
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$61,143	$55,790
Accrued expenses and other current liabilities	42,476	50,748
Income taxes payable	3,077	4,081
Accrued sales incentives	13,154	12,439
Current portion of long-term debt	10,217	8,826
Total current liabilities	130,067	131,884
Long-term debt, net of debt issuance costs	97,747	88,169
Capital lease obligation	1,400	1,381
Deferred compensation	4,224	4,011
Deferred tax liabilities	30,155	30,374
Other tax liabilities	3,194	4,997
Other long-term liabilities	10,384	10,480
Total liabilities	277,171	271,296
Commitments and contingencies
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 10)	—	—
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 24,067,444 shares issued and 21,899,370 shares outstanding at both February 28, 2017 and February 29, 2016	256	256
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	295,432	294,038
Retained earnings	159,369	154,947
Non-controlling interest	1,310	8,524
Accumulated other comprehensive loss	(43,898)	(40,717)
Treasury stock, at cost, 2,168,074 shares of Class A Common Stock at both February 28, 2017 and February 29, 2016	(21,176)	(21,176)
Total stockholders' equity	391,315	395,894
Total liabilities and stockholders' equity	$668,486	$667,190

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
Years Ended February 28, 2017, February 29, 2016 and February 28, 2015
(In thousands, except share and per share data)

	Year Ended	Year Ended	Year Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Net sales	$681,042	$680,746	$757,498
Cost of sales	479,527	485,061	533,628
Gross profit	201,515	195,685	223,870

Operating expenses:
Selling	48,205	48,513	54,136
General and administrative	107,882	111,382	114,849
Engineering and technical support	45,600	37,490	37,157
Intangible asset impairment charges	—	9,070	—
Restructuring expense	—	—	1,134
Acquisition related costs	—	800	—
Total operating expenses	201,687	207,255	207,276

Operating (loss) income	(172)	(11,570)	16,594

Other (expense) income:
Interest and bank charges	(7,488)	(8,075)	(6,851)
Equity in income of equity investee	6,797	6,538	5,866
Venezuela currency devaluation, net	(8)	(2)	(7,104)
Impairment of Venezuela investment properties (see Note 1(p))	—	—	(9,304)
Gain on bargain purchase	—	4,679	—
Other, net	(572)	632	1,495
Total other (expense) income, net	(1,271)	3,772	(15,898)

(Loss) income before income taxes	(1,443)	(7,798)	696
Income tax expense (benefit)	1,759	(1,735)	1,638
Net loss	$(3,202)	$(6,063)	$(942)
Less: net loss attributable to non-controlling interest	(7,624)	(3,381)	—
Net income (loss) attributable to Voxx International Corporation	$4,422	$(2,682)	$(942)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,194)	(5,702)	(33,170)
Derivatives designated for hedging, net of tax	210	(2,440)	3,258
Pension plan adjustments, net of tax	(180)	640	(1,423)
Unrealized holding (loss) gain on available-for-sale investment securities arising during the period, net of tax	(17)	20	(27)
Other comprehensive loss, net of tax	(3,181)	(7,482)	(31,362)
Comprehensive income (loss) attributable to Voxx International Corporation	$1,241	$(10,164)	$(32,304)

Net income (loss) per common share attributable to Voxx International Corporation - basic	$0.18	$(0.11)	$(0.04)

Net income (loss) per common share attributable to Voxx International Corporation - diluted	$0.18	$(0.11)	$(0.04)

Weighted-average common shares outstanding (basic)	24,160,324	24,172,710	24,330,361
Weighted-average common shares outstanding (diluted)	24,240,310	24,172,710	24,330,361

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years Ended February 28, 2017, February 29, 2016 and February 28, 2015
(In thousands, except share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Treasury Stock	Total Stock- holders' Equity
Balances at February 28, 2014	$277	$290,960	$158,571	$(1,873)	$—	$(18,351)	$429,584
Net loss	—	—	(942)	—	—	—	(942)
Other comprehensive loss, net of tax	—	—	—	(31,362)	—	—	(31,362)
Termination of capital lease with principal shareholder, net of tax	—	846	—	—	—	—	846
Exercise of stock options into 15,000 shares of common stock	—	101	—	—	—	—	101
Stock-based compensation expense	—	521	—	—	—	—	521
Repurchase of 315,443 shares of common stock	—	—	—	—	—	(2,620)	(2,620)
Issuance of 1,260 shares of treasury stock	—	(1)	—	—	—	13	12
Balances at February 28, 2015	277	292,427	157,629	(33,235)	—	(20,958)	396,140
Net loss	—	—	(2,682)	—	(3,381)	—	(6,063)
Fair value of non-controlling interest	—	—	—	—	12,900	—	12,900
Receivable from selling shareholders	—	—	—	—	(1,200)	—	(1,200)
Other comprehensive loss, net of tax	—	—	—	(7,482)	—	—	(7,482)
Exercise of stock options into 64,204 shares of common stock	1	436	—	—	—	—	437
Stock-based compensation expense	—	1,179	—	—	205	—	1,384
Repurchase of 39,529 shares of common stock	—	—	—	—	—	(227)	(227)
Issuance of 905 shares of treasury stock	—	(4)	—	—	—	9	5
Balances at February 29, 2016	278	294,038	154,947	(40,717)	8,524	(21,176)	395,894
Net loss	—	—	4,422	—	(7,624)	—	(3,202)
Other comprehensive loss, net of tax	—	—	—	(3,181)	—	—	(3,181)
Stock-based compensation expense	—	1,394	—	—	410	—	1,804
Balances at February 28, 2017	$278	$295,432	$159,369	$(43,898)	$1,310	$(21,176)	$391,315

  See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended February 28, 2017, February 29, 2016 and February 28, 2015
(Amounts in thousands)

	Year Ended	Year Ended	Year Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Cash flows from operating activities:
Net loss	$(3,202)	$(6,063)	$(942)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,294	15,838	15,565
Amortization of deferred financing costs	820	2,404	1,117
Impairment charges	—	9,070	9,304
Bad debt expense	2,126	774	505
Interest on notes receivable from EyeLock, Inc.	—	(677)	—
Gain on forward contracts	(947)	(3,753)	(653)
Loss on interest rate swap unwind	114	—	—
Equity in income of equity investee	(6,797)	(6,538)	(5,866)
Distribution of income from equity investees	6,820	6,237	4,846
Deferred income tax expense (benefit), net	19	(4,644)	2,003
Loss (gain) on disposal of property, plant and equipment	7	(449)	472
Non-cash compensation adjustment	1,419	202	850
Non-cash stock based compensation expense	753	859	521
Venezuela currency devaluation on investment securities	—	23	7,396
Gain on sale of intangible asset	—	(30)	—
Gain on bargain purchase	—	(4,679)	—
Changes in operating assets and liabilities (net of assets and liabilities acquired):
Accounts receivable	(6,684)	13,683	36,393
Inventory	(10,227)	11,285	(22,973)
Receivables from vendors	2,287	1,613	368
Prepaid expenses and other	(1,973)	8,510	(6,200)
Investment securities-trading	(178)	595	(278)
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	(1,564)	(18,151)	10,463
Income taxes receivable/payable	(2,877)	1,412	(5,463)
Net cash (used in) provided by operating activities	(1,790)	27,521	47,428
Cash flows from investing activities:
Purchases of property, plant and equipment	(12,177)	(19,636)	(17,195)
Proceeds from sale of property, plant and equipment	47	328	91
Proceeds from sale of intangible asset	—	150	—
Purchase of long-term investment	—	—	(6,000)
Decrease in notes receivable (see Note 2)	—	(4,176)	—
Proceeds from sale of short term investment	—	251	—
Purchase of acquired businesses, less cash acquired (see Note 2)	—	(15,504)	—
Proceeds from repayment of long-term note	—	—	222
Net cash used in investing activities	(12,130)	(38,587)	(22,882)
Cash flows from financing activities:
Borrowings from bank obligations	60,672	248,797	243,160
Repayments on bank obligations	(50,452)	(234,429)	(264,333)
Principal payments on capital lease obligation	(525)	(425)	(479)
Payments for capital lease termination	—	—	(573)
Proceeds from exercise of stock options and warrants	—	436	101
Deferred financing costs	—	(457)	(134)
Purchase of treasury stock	—	(227)	(2,620)
Net cash provided by (used in) financing activities	9,695	13,695	(24,878)
Effect of exchange rate changes on cash	258	690	(1,823)
Net (decrease) increase in cash and cash equivalents	(3,967)	3,319	(2,155)
Cash and cash equivalents at beginning of year	11,767	8,448	10,603
Cash and cash equivalents at end of year	$7,800	$11,767	$8,448
Supplemental Cash Flow Information:
Non-cash investing activities:
Capital lease obligations	$1,041	$1,109	$—
Mortgage settlement funded by long-term obligation	5,590	—	—
Deferred financing costs funded by long-term obligation	1,779	—	—
Acquisition of long-term investment	—	1,453	—
Cash paid during the period for:
Interest, excluding bank charges	$3,930	$3,114	$3,011
Income taxes (net of refunds)	4,409	1,673	2,676

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2017
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

b)Principles of Consolidation, Reclassifications and Accounting Principles

The consolidated financial statements include the financial statements of VOXX International Corporation and its wholly and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company acquired a controlling interest in all of the assets and certain liabilities of EyeLock Inc. and EyeLock Corporation effective September 1, 2015, through a newly formed entity, EyeLock LLC ("EyeLock"). The consolidated financial statements include the operations of EyeLock beginning September 1, 2015.

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

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method.  The Company's share of its equity method investee's earnings or losses is included in Other Income (Expense) in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). The Company eliminates its pro rata share of gross profit on sales to its equity method investee for inventory on hand at the investee at the end of the year. Investments in which the Company does not exercise significant influence over the investee are accounted for under the cost method.

Certain amounts in prior years have been reclassified to conform to the current year presentation.

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

c)Use of Estimates

The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect reported amounts of assets, liabilities, revenue and expenses.  Such estimates include the allowance for doubtful accounts and inventory valuation, recoverability of deferred tax assets, reserve for uncertain tax positions, valuation of long-lived assets, accrued sales incentives, warranty reserves, stock-based compensation, valuation and impairment assessment of investment securities, goodwill, trademarks and other intangible assets, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.  Actual results could differ from those estimates.

d)Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds with original maturities of three months or less when purchased.  Cash and cash equivalents amounted to $7,800 and $11,767 at February 28, 2017 and February 29, 2016, respectively.  Cash amounts held in foreign bank accounts amounted to $7,122 and $10,425 at February 28, 2017 and February 29, 2016, respectively. Many of these amounts are in excess of government insurance. The Company places its cash and cash equivalents in institutions and funds of high credit quality. We perform periodic evaluations of these institutions and funds.

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
Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets and liabilities measured at fair value on a recurring basis at February 28, 2017:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$7,800	$7,800	$—
Derivatives
Designated for hedging	$335	$—	$335

Investment securities:
Trading securities	$4,094	$4,094	$—
Available-for-sale securities	6	6	—
Other investments at amortized cost (a)	6,288	—	—
Total investment securities	$10,388	$4,100	$—

The following table presents assets and liabilities measured at fair value on a recurring basis at February 29, 2016:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$11,767	$11,767	$—
Derivatives
Designated for hedging	$30	$—	$30
Investment securities:
Trading securities	$3,917	$3,917	$—
Available-for-sale securities	18	18	—
Other investments at amortized cost (a)	6,271	—	—
Total investment securities	$10,206	$3,935	$—

(a)
Included in this balance are investments in two non-controlled corporations accounted for at cost (See Note 1(f)). The fair value of these investments would be based upon Level 3 inputs. At February 28, 2017 and February 29, 2016, it is not practicable to estimate the fair values of these items.

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
Derivative Instruments
The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases, local operating expenses, as well as its general economic exposure to foreign currency fluctuations created in the normal course of business. The Company also has an interest rate swap agreement as of February 28, 2017 that hedges interest rate exposure related to the forecasted outstanding balance of its Florida Mortgage with monthly payments due through March 2026. Two interest rate swap agreements that hedged interest rate exposure related to the Company's Amended Credit Facility expired on April 30, 2016 and February 28, 2017, respectively, each with a fair value of $0 on the date of expiration. A third agreement, which hedged interest rate exposure related to the forecasted outstanding balance of one of its mortgage notes, was unwound during the first quarter of Fiscal 2017 when that mortgage was paid in full (see Note 7(f)). The fair value of this interest rate swap agreement on the date it was unwound was $(114), which was charged to interest expense in the Company's Consolidated Statements of Operations and Comprehensive

Income (Loss) during the year ended February 28, 2017. The swap agreement related to the Company's Florida Mortgage locks the interest rate on the debt at 3.48% (inclusive of credit spread) through the maturity date of the mortgage. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts range from 1 - 12 months and are classified in the balance sheet according to their terms. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either non-current assets or non-current liabilities based on the fair value of the instruments at the end of the period.
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is recognized as incurred through Other Income (Expense) in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) and amounted to $177, $93 and $(85) for the years ended February 28, 2017, February 29, 2016 and February 28, 2015 respectively.
Financial Statement Classification
The Company holds derivative instruments that are designated as hedging instruments. The following table discloses the fair value as of February 28, 2017 and February 29, 2016 for derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	February 28, 2017	February 29, 2016
Designated derivative instruments
Foreign currency contracts	Accrued expenses and other current liabilities	$(21)	$(98)
	Prepaid expenses and other current assets	654	989
Interest rate swap	Other long term liabilities	(298)	(862)
	Prepaid expenses and other current assets	—	1

Total derivatives		$335	$30

Cash flow hedges
During Fiscal 2017, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $42,667 at February 28, 2017 and are designated as cash flow hedges. The current outstanding notional value of the Company's interest rate swap at February 28, 2017 was $9,113. For cash flow hedges, the effective portion of the gain or loss is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.
Activity related to cash flow hedges recorded during the twelve months ended February 28, 2017 and February 29, 2016 was as follows:

	February 28, 2017			February 29, 2016
	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$455	$934	$177	$1,220	$3,473	$93
Interest rate swaps	$(449)	$(114)	$—	$(792)	$—	$—

The net gain recognized in other comprehensive income for foreign currency contracts is expected to be recognized in cost of sales within the next fifteen months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. During the year ended February 28, 2017, no contracts originally designated for hedge accounting were de-designated. During the year ended February 29, 2016, seven contracts originally designated for hedge accounting were de-designated, resulting in a gain of $64 recorded in Other Income (Expense) for the year ended February 29, 2016 within the Company's Consolidated Statement of Operations and Comprehensive Income (Loss). These contracts have all been settled as of February 28, 2017. As of February 28, 2017, no contracts originally designated for hedge accounting were terminated.
f)Investment Securities

In accordance with the Company's investment policy, all long and short-term investment securities are invested in "investment grade" rated securities. As of February 28, 2017 and February 29, 2016, the Company had the following investments:

	February 28, 2017			February 29, 2016
	Cost Basis	Unrealized holding gain/(loss)	Fair Value	Cost Basis	Unrealized holding gain/(loss)	Fair Value
Investment Securities
Marketable Securities
Trading
Deferred Compensation	$4,094	$—	$4,094	$3,917	$—	$3,917
Available-for-sale
Cellstar	—	6	6	—	18	18
Total Marketable Securities	4,094	6	4,100	3,917	18	3,935
Other Long-Term Investments	6,288	—	6,288	6,271	—	6,271
Total Investment Securities	$10,382	$6	$10,388	$10,188	$18	$10,206

Long-Term Investments

Trading Securities

The Company’s trading securities consist of mutual funds, which are held in connection with the Company’s deferred compensation plan (see Note 11). Unrealized holding gains and losses on trading securities offset those associated with the corresponding deferred compensation liability.

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

A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No other-than-temporary losses were incurred for the years ended February 28, 2017, February 29, 2016 or February 28, 2015.

Other Long-Term Investments

Other long-term investments include investments in two non-controlled corporations accounted for by the cost method. The Company's investment in Rx Networks totaled $1,835 and $1,819 at February 28, 2017 and February 29, 2016, respectively, and we held 10.2% of the outstanding shares of this company as of February 28, 2017. The Company's investment in 360fly, Inc. (formerly EyeSee360, Inc.), consisting of shares of the investee's preferred stock totaled $4,453 at both February 28, 2017 and February 29, 2016. The Company holds 4.7% of the outstanding shares of 360fly, Inc. as of February 28, 2017. The total balance of these two investments at February 28, 2017 was $6,288. No additional investments or loans were made in or to Rx Networks or 360Fly, Inc. in Fiscal 2017.

g)Revenue Recognition

The Company recognizes revenue from product sales at the time title and risk of loss passes to the customer either at FOB shipping point or FOB destination, based upon terms established with the customer. The Company's selling price to its customers is a fixed amount that is not subject to refund or adjustment or contingent upon additional rebates.  Any customer acceptance provisions, which are related to product testing, are satisfied prior to revenue recognition. There are no further obligations on the part of the Company subsequent to revenue recognition except for product returns from the Company's customers. The Company does accept product returns, if properly requested, authorized, and approved by the Company. The Company records an estimate of product returns by its customers and records the provision for the estimated amount of such future returns at point of sale, based on historical experience.

The Company includes all costs incurred for shipping and handling as cost of sales and all amounts billed to customers as revenue. During the years ended February 28, 2017, February 29, 2016, and February 28, 2015, freight costs expensed through cost of sales amounted to $15,495, $15,395 and $17,530, respectively and freight billed to customers amounted to $729, $796 and $1,167, respectively.

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

Accounts receivable is comprised of the following:

	February 28, 2017	February 29, 2016
Trade accounts receivable and other	$98,883	$94,912
Less:
Allowance for doubtful accounts	7,009	6,780
Allowance for cash discounts	1,233	1,077
	$90,641	$87,055

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers' current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within management's expectations and the provisions established, the Company cannot guarantee it will continue to experience the same credit loss rates that have been experienced in the past. The Company writes off uncollectible accounts receivable when collection efforts have been exhausted. Since the Company's accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of the Company's accounts receivable and future operating results.

The Company has four supply chain financing agreements and factoring agreements with certain financial institutions to accelerate receivable collection and better manage cash flow. Under the agreements, the Company has agreed to sell these institutions certain of its accounts receivable balances. For those accounts receivables tendered to the banks and that the banks choose to purchase, the banks have agreed to advance an amount equal to the net accounts receivable balances due, less a discount as set forth in the respective agreements. The balances under these agreements are sold without recourse and are accounted for as sales of accounts receivable. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company's Consolidated Statements of Cash Flows. Total balances sold under the agreements, net of discounts, for the years ended February 28, 2017, February 29, 2016 and February 28, 2015 were $257,482, $273,883 and $182,155, respectively. Fees incurred in connection with the agreements totaled $1,170, $1,129 and $866 for the years ended February 28, 2017, February 29, 2016 and February 28, 2015, respectively, and are recorded within Interest and Bank Charges in the Consolidated Statements of Operations.

i)Inventory

The Company values its inventory at the lower of the actual cost to purchase (primarily on a weighted moving-average basis with a portion valued at standard cost, which approximates actual costs on the first-in, first-out basis) or the current estimated market value of the inventory. Market value of inventory does not exceed the net realizable value of the inventory and is not less than the net realizable value of such inventory, less an allowance for a normal profit margin. The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily on selling prices, indications from customers based upon current price negotiations and purchase orders.  The Company's industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand. In addition, and as necessary, specific reserves for future known or anticipated events may be established.  The Company recorded inventory write-downs of $2,371, $1,256 and $2,877 for the years ended February 28, 2017, February 29, 2016 and February 28, 2015, respectively.

Inventories by major category are as follows:

	February 28, 2017	February 29, 2016
Raw materials	$43,791	$46,941
Work in process	5,225	4,457
Finished goods	104,037	92,630
Inventory, net	$153,053	$144,028

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

A summary of property, plant and equipment, net, is as follows:

	February 28, 2017	February 29, 2016
Land	$8,893	$8,656
Buildings	49,837	49,008
Property under capital lease	3,643	2,661
Furniture and fixtures	4,673	5,442
Machinery and equipment	32,254	32,861
Construction-in-progress	5,530	1,362
Computer hardware and software	41,551	39,353
Automobiles	1,270	1,398
Leasehold improvements	2,561	6,679
	150,212	147,420
Less accumulated depreciation and amortization	68,611	67,998
	$81,601	$79,422

Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	20-40 years
Furniture and fixtures	5-15 years
Machinery and equipment	5-10 years
Computer hardware and software	3-5 years
Automobiles	3 years

Leasehold improvements are depreciated over the shorter of the lease term or estimated useful life of the asset. Assets acquired under capital leases are amortized over the term of the respective lease. Accumulated amortization of assets under capital lease totaled $1,901 and $1,480 at February 28, 2017 and 2016, respectively. During Fiscal 2015, the Company terminated one of its capital leases, which had been leased from a related party (See Note 12).

Depreciation and amortization of property, plant and equipment amounted to $10,130, $9,200 and $10,187 for the years ended February 28, 2017, February 29, 2016 and February 28, 2015, respectively. Included in depreciation and amortization expense is amortization of computer software costs of $1,473, $1,329 and $1,200 for the years ended February 28, 2017, February 29, 2016 and February 28, 2015, respectively. Also included in depreciation and amortization expense is $558, $449 and $455 of amortization expense related to property under capital leases for the years ended February 28, 2017, February 29, 2016 and February 28, 2015, respectively.

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

The value of potential intangible assets separate from goodwill are independently evaluated and assigned to the respective categories.  The largest categories from our recently acquired business are Developed Technology, Trademarks, and Customer Relationships. The FV’s of trademarks acquired are determined using the Relief from Royalty Method based on projected sales of the trademarked products.  The FV’s of customer relationships and developed technology are determined using the Multi-Period Excess Earnings Method which includes a DCF analysis, adjusted for a required return on tangible and intangible assets. The Company categorizes this fair value determination as Level 3 (unobservable) in the fair value hierarchy, as described in Note 1(e).

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

The Company performed its annual impairment test for goodwill as of February 28, 2017. The discount rates (developed using a weighted average cost of capital analysis) used in the goodwill test ranged from 12.4% to 13.0%. Based on the Company's goodwill impairment assessment, all reporting units with goodwill had estimated fair values as of February 28, 2017 that exceeded their carrying values. No goodwill impairment charges were recorded during the years ended February 28, 2017, February 29, 2016 and February 28, 2015. The goodwill balances of Hirschmann, Invision and Klipsch at February 28, 2017 are $49,306, $7,373 and $46,533, respectively.

The Company also tested its indefinite-lived intangible assets as of February 28, 2017. The respective fair values were estimated using a Relief-from-Royalty Method, applying royalty rates of 1.0% to 7.0% for the trademarks after reviewing comparable market rates, the profitability of the products associated with relative intangible assets, and other qualitative factors. We determined that risk-adjusted discount rates ranging from 12.2% to 35% were appropriate as a result of weighted average cost of capital analyses. As a result of this analysis, it was determined that the Company's indefinite-lived intangible assets were not impaired at February 28, 2017.

During the second quarter of Fiscal 2016, the Company re-evaluated its projections for its Klipsch reporting unit, based on lower than anticipated results due to certain marketing strategies and re-evaluation of its market position for certain product lines. Accordingly, this was considered an indicator of impairment requiring the Company to test the related indefinite-lived tradename for impairment, and perform a step 1 impairment analysis on the goodwill for this reporting unit. The discount rates (developed using a weighted average cost of capital analysis) used in this goodwill and intangible analysis were 13.1% and 13.8%, respectively. The long-term growth rate was 2.0%. As a result of this analysis, the Company determined that the tradename for this reporting unit was impaired and recorded an impairment charge of $6,210 in the second quarter of Fiscal 2016. Further, as a result of the Company's Fiscal 2016 annual indefinite-lived testing procedures, it was determined that one of its Consumer Accessories tradenames was impaired at February 29, 2016 and recorded an impairment charge of $2,860 in the fourth quarter of Fiscal 2016. This impairment charge was the result of a judgment received in the fourth quarter of Fiscal 2016 related to the field of use for this trademark, which restricted the Company's rights to use the tradename for select products. The Company determined that this indicator of impairment required the Company to evaluate the related long-lived assets at the lowest level for which there are separately identifiable cash flows. After further analysis, no additional impairments of long-lived assets were recorded for the year ended February 29, 2016.

No impairment charges were recorded related to definite or indefinite-lived intangible assets for the year ended February 28, 2015.

Management has determined that the current lives of its long-lived assets are appropriate. Management has determined that there were no other indicators of impairment that would cause the carrying values related to intangible assets with definite lives to exceed their expected future cash flows at February 28, 2017.

Goodwill

The change in the carrying amount of goodwill is as follows:

	February 28, 2017	February 29, 2016	February 28, 2015
Beginning of period	$104,349	$105,874	$117,938
Foreign currency differences	(1,137)	(1,525)	(12,064)
End of period	$103,212	$104,349	$105,874

Gross carrying amount	$135,375	$136,512	$138,037
Accumulated impairment losses	(32,163)	(32,163)	(32,163)
Net carrying amount	$103,212	$104,349	$105,874

	February 28, 2017	February 29, 2016	February 28, 2015
Automotive
Beginning of period	$57,816	$59,341	$71,405
Foreign currency differences	(1,137)	(1,525)	(12,064)
End of period	$56,679	$57,816	$59,341

Gross carrying amount	$56,679	$57,816	$59,341
Accumulated impairment charge	—	—	—
Net carrying amount	$56,679	$57,816	$59,341

Premium Audio
Beginning of period	$46,533	$46,533	$46,533
Impairment charge	—	—	—
End of period	$46,533	$46,533	$46,533

Gross carrying amount	$78,696	$78,696	$78,696
Accumulated impairment charge	(32,163)	(32,163)	(32,163)
Net carrying amount	$46,533	$46,533	$46,533

Total goodwill, net	$103,212	$104,349	$105,874

Note: The Company's Consumer Accessories segment did not carry a balance for goodwill at February 28, 2017, February 29, 2016, or February 28, 2015.
Intangible Assets

	February 28, 2017
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (5-20 years)	$64,780	$27,830	$36,950
Trademarks/Tradenames (3-12 years)	415	395	20
Developed technology (11.5 years)	31,290	4,081	27,209
Patents (5-13 years)	8,494	4,775	3,719
License (5 years)	1,400	1,400	—
Contracts (5 years)	2,141	1,732	409
Total finite-lived intangible assets	$108,520	$40,213	68,307
Indefinite-lived intangible assets
Trademarks			107,982
Total net intangible assets			$176,289

	February 29, 2016
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (5-20 years)	$65,290	$23,527	$41,763
Trademarks/Tradenames (3-12 years)	415	389	26
Developed technology (11.5 years)	31,290	1,360	29,930
Patents (5-10 years)	8,638	4,079	4,559
License (5 years)	1,400	1,400	—
Contracts (5 years)	2,141	1,615	526
Total finite-lived intangible assets	$109,174	$32,370	76,804
Indefinite-lived intangible assets
Trademarks			108,218
Total net intangible assets			$185,022

The weighted-average remaining amortization period for amortizing intangibles as of February 28, 2017 is approximately 9 years. The Company expenses the renewal costs of patents as incurred. The weighted-average period before the next patent renewal is approximately 6 years.

Amortization expense for intangible assets amounted to $8,164, $6,638 and $5,378 for the years ended February 28, 2017, February 29, 2016 and February 28, 2015, respectively.  At February 28, 2017, the estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding five fiscal years is as follows:

Fiscal Year	Amount
2018	$8,083
2019	7,917
2020	7,877
2021	7,725
2022	7,640

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

Unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates are reversed into income in the period when the customer did not reach the required minimum purchases of product during the specified time. Unclaimed sales incentives are sales incentives earned by the customer but the customer has not claimed payment within the claim period (period after program has ended). Unclaimed sales incentives are investigated in a timely manner after the end of the program and reversed if deemed appropriate. The Company believes the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a systematic, rational, consistent and conservative method of reversing unclaimed sales incentives.

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

The accrual balance for sales incentives at February 28, 2017 and February 29, 2016 was $13,154 and $12,439, respectively.  Although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customers and the lack of claims made by customers, could have a significant impact on the sales incentives liability and reported operating results.

A summary of the activity with respect to accrued sales incentives is provided below:

	Year Ended	Year Ended	Year Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Opening balance	$12,439	$14,097	$17,401
Accruals	36,413	28,428	34,159
Payments and credits	(35,590)	(30,009)	(37,352)
Reversals for unearned sales incentives	(108)	(77)	(103)
Reversals for unclaimed sales incentives	—	—	(8)
Ending balance	$13,154	$12,439	$14,097

The majority of the reversals of previously established sales incentive liabilities pertain to sales recorded in prior periods.

m)Advertising

Excluding co-operative advertising, the Company expensed the cost of advertising, as incurred, of $8,796, $8,864 and $10,722 for the years ended February 28, 2017, February 29, 2016 and February 28, 2015, respectively.

n)Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $32,725, $26,458 and $20,777 for the years ended February 28, 2017, February 29, 2016 and February 28, 2015, respectively, net of customer reimbursement, and are included within Engineering and Technical Support expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company enters into development and long-term supply agreements with certain of its OEM customers. Reimbursements of the development services are recorded based upon the milestone method of revenue recognition provided certain criteria are met. Amounts due from the OEM customers for development services are reflected as a reduction of research and development expense because the performance of contract development services is not central to the Company's operations. For the years ended February 28, 2017, February 29, 2016 and February 28, 2015, the Company recorded $6,636, $8,313 and $7,269, respectively, of development service reimbursements as a reduction of research and development expense based upon the achievement of a milestone.

o)Product Warranties and Product Repair Costs

The Company generally warranties its products against certain manufacturing and other defects. The Company provides warranties for all of its products ranging from 90 days to several years. Warranty expenses are accrued at the time of sale based on the Company's estimated cost to repair expected product returns for warranty matters. This liability is based primarily on historical experiences of actual warranty claims as well as current information on repair costs and contract terms with certain manufacturers. The warranty liability of $5,761 and $8,807 is recorded in Accrued Expenses in the accompanying Consolidated Balance Sheets as of February 28, 2017 and February 29, 2016, respectively. In addition, the Company records a reserve for product repair costs which is based upon the quantities of defective inventory on hand and an estimate of the cost to repair such defective inventory. The reserve for product repair costs of $1,697 and $913 is recorded as a reduction to inventory in the accompanying Consolidated Balance Sheets as of February 28, 2017 and February 29, 2016, respectively. Warranty claims and product repair costs expense for the years ended February 28, 2017, February 29, 2016 and February 28, 2015 were $6,192, $8,028 and $7,948, respectively.

Changes in the Company's accrued product warranties and product repair costs are as follows:

	Year Ended	Year Ended	Year Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Beginning balance	$9,720	$10,012	$12,478
Liabilities acquired during acquisitions	—	100	—
Liabilities accrued for warranties issued during the year and repair cost	6,192	8,028	7,948
Warranty claims settled during the year	(8,454)	(8,420)	(10,414)
Ending balance	$7,458	$9,720	$10,012

p)Foreign Currency

Assets and liabilities of subsidiaries located outside the United States whose cash flows are primarily in local currencies have been translated at rates of exchange at the end of the period or historical exchange rates, as appropriate in accordance with ASC 830, "Foreign Currency Matters" ("ASC 830"). Revenues and expenses have been translated at the weighted-average rates of exchange in effect during the period.  Gains and losses resulting from translation are recorded in the cumulative foreign currency translation account in Accumulated Other Comprehensive Income (Loss). For the years ended February 28, 2017, February 29, 2016 and February 28, 2015, the Company recorded total net foreign currency transaction (losses)/gains in the amount of $(509), $108 and $(6,504), respectively.

The Company has a subsidiary in Venezuela. Venezuela is currently experiencing significant political and civil unrest and economic instability, and has been troubled with various foreign currency and price controls. The country has experienced high rates of inflation over the last several years. The President of Venezuela has the authority to legislate certain areas by decree, which allows the government to nationalize certain industries or expropriate certain companies and property. These factors may have a negative impact on our financial condition. In 2003, Venezuela created the Commission of Administration of Foreign Currency ("CADIVI") which establishes and administers currency controls and their associated rules and regulations. These controls include creating a fixed exchange rate between the Bolivar and the U.S. Dollar, and the ability to restrict the exchange of Bolivar Fuertes for U.S. Dollars and vice versa.

Effective January 1, 2010, according to the guidelines in ASC 830, Venezuela was designated as a hyper-inflationary economy.  A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3 year period.  The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars.  The Company transitioned to hyper-inflationary accounting on March 1, 2010 for Venezuela and continues to account for the subsidiary under this method.

From February 2013 through March 2016, the official exchange rate of the Venezuelan Bolivar Fuerte was 6.3 per U.S. dollar; however, since January 2014, the Venezuelan government has created multiple alternative exchange rates designated to be used for the purchase of goods and services deemed non-essential. In February 2015, the Venezuelan government introduced a new currency system, referred to as the Marginal Currency System, or SIMADI rate. This market-based exchange system consisted of a mechanism from which both businesses and individuals were allowed to purchase and sell foreign currency at the price set by the market. The SIMADI rate was used by the Company at February 29, 2016 and February 28, 2015 and was approximately 205 and 177 Bolivar Fuerte/$1, respectively. A net currency exchange loss of $(2) was recorded for the year ended February 29, 2016. A net currency exchange loss of $(7,104) was recorded for the year ended February 28, 2015, which included the re-measurement loss on the Company's Venezuelan bonds, which matured in March 2015, of $(7,396), and is included in Other Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income (Loss). In March 2016, the Venezuelan government enacted further changes to its foreign currency exchange mechanisms, including a 59% devaluation of the official government exchange rate (re-named DIPRO) from 6.3 bolivars to 10.0 bolivars to the U.S. dollar.  Additionally, the SIMADI exchange rate was replaced by the DICOM exchange rate, which the Venezuelan government reported would be allowed to float to meet market needs. The Company has evaluated all of the facts and circumstances surrounding its Venezuelan operations and determined that as of February 28, 2017, the DICOM rate is the appropriate rate to use for remeasuring the subsidiary’s financial statements. As of February 28, 2017, the published DIPRO and DICOM rates offered were 10.0 and 699.9 bolivars to the U.S. dollar, respectively. A net currency exchange loss of $(8) was recorded for the year ended February 28, 2017, representing currency devaluation, which is included in Other Income (Expense) on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company holds certain long-lived assets in Venezuela, which include a warehouse the subsidiary has used for its automotive operations, which are currently suspended, as well as other rental properties. All of these properties are held for investment purposes as of February 28, 2017. During Fiscal 2015, the Company made an assessment of the recoverability of these properties in Venezuela as a result of the country's continued economic deterioration, which included the introduction of the SIMADI rate in February 2015, as discussed above. In testing the recoverability of its investment properties, the Company considered the undiscounted cash flows expected to be received from these properties, the length of time the properties have been held, the volatile market conditions, the Company’s financial condition, and the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value and concluded that the future undiscounted cash flows did not recover the net book value for the long-lived assets. Based on these results, the Company further obtained independent third party appraisals for each of the properties to determine their fair values. The Company concluded, as a result of all analyses performed, that these properties were impaired as of February 28, 2015 and recorded an impairment charge of $(9,304), which is included in Other Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year then ended. The value of the Company's properties held for investment purposes in Venezuela was $3,679 and $3,816 as of February 28, 2017 and February 29, 2016, respectively. No additional impairments were recorded in Fiscal 2017 or Fiscal 2016. The Company continues to monitor closely the continued economic instability, increasing inflation and currency restrictions imposed by the government and will continue to evaluate its local properties. Further devaluations or regulatory actions could further impair the carrying value of these properties.

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

There are no reconciling items which impact the numerator of basic and diluted net income per common share.  A reconciliation between the denominator of basic and diluted net income per common share is as follows:

	Year Ended	Year Ended	Year Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Weighted-average number of common shares outstanding (basic)	24,160,324	24,172,710	24,330,361
Effect of dilutive securities:
Stock options, warrants and restricted stock	79,986	—	—
Weighted-average number of common and potential common shares outstanding (diluted)	24,240,310	24,172,710	24,330,361

Restricted stock, stock options and warrants totaling 237,930, 383,881 and 412,236 for the years ended February 28, 2017, February 29, 2016 and February 28, 2015, respectively, were not included in the net income per common share calculation because the exercise price of these options and warrants was greater than the average market price of the Company's common stock during the periods, or the inclusion of these components would have been anti-dilutive.

s)Other (Expense) Income

Other (expense) income is comprised of the following:

	Year Ended	Year Ended	Year Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Foreign currency (loss) gain (excluding Venezuela)	$(501)	$110	$599
Interest income	142	814	376
Rental income	646	450	1,045
Miscellaneous	(859)	(742)	(525)
Total other, net	$(572)	$632	$1,495

Included in interest income for the year ended February 29, 2016 is income related to notes receivable from EyeLock, Inc. through the acquisition date of September 1, 2015 (see Note 2). The decrease in rental income for the years ended February 28, 2017 and February 29, 2016 as compared to the year ended February 28, 2015 is primarily due to the absence of sublease income related to a capital lease the Company terminated in the fourth quarter of Fiscal 2015 (see Note 12).

t)Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of

Long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with ASC 360 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to their estimated fair market value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Refer to Note 1(p) for the discussion of the impairment of long-lived assets held in Venezuela for the year ended February 28, 2015. There were no impairments of long-lived assets recorded during the years ended February 28, 2017 and February 29, 2016.

u)Accounting for Stock-Based Compensation

The Company has a stock-based compensation plan under which employees and non-employee directors may be granted incentive stock options ("ISO's") and non-qualified stock options ("NQSO's") to purchase shares of Class A common stock. Under the plan, the exercise price of the ISO's granted to a ten percent stockholder cannot be less than 110% of the fair market value of the Company's Class A common stock or greater than 110% of the market value of the Company's Class A common stock on the date of grant. The exercise price of all other Options and Stock Appreciation Right ("SAR") awards may not be less than 100% of the fair market value of the Company's Class A common stock on the date of grant. If an option or SAR is granted pursuant to an assumption of, or substitution for, another option or SAR pursuant to a Corporate Transaction, and in a manner consistent with Section 409A of the Code, the exercise or strike price may be less than 100% of the fair market value on the date of grant. The plan permits for options to be exercised at various intervals as determined by the Board of Directors. However, the maximum expiration period is ten years from date of grant. The vesting requirements are determined by the Board of Directors at the time of grant.  Exercised options are issued from authorized Class A common stock.  As of February 28, 2017, approximately 1,226,000 shares were available for future grants under the terms of these plans.

Options are measured at the fair value of the award at the date of grant and are recognized as an expense over the requisite service period. Compensation expense related to stock-based awards with vesting terms are amortized using the straight-line attribution method.

The Company granted 125,000 options in October 2014, which vested on October 16, 2015, expire two years from date of vesting (October 16, 2017), have an exercise price equal to $7.76, $0.25 above the sales price of the Company’s stock on the day prior to the date of grant, have a contractual term of 3.0 years and a grant date fair value of $2.78 per share determined based upon a Black-Scholes valuation model. These options are included in the outstanding options and warrants table below and are exercisable at February 28, 2017.

In addition, the Company issued 15,000 warrants in October 2014 to purchase the Company’s common stock with the same terms as those of the options above as consideration for future legal and professional services. These warrants are included in the outstanding options and warrants table below and are exercisable at February 28, 2017.

The per share weighted-average fair value of stock options granted during the year ended February 28, 2015 was $2.78 on the date of grant. There were no stock options granted during the years ended February 28, 2017.
and February 29, 2016.

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

The Company recognized stock-based compensation expense (before deferred income tax benefits) for awards granted under the Company’s stock option plans in the following line items in the Consolidated Statement of Operations and Comprehensive Income (Loss) during the years ended February 29, 2016 and February 28, 2015:

	Year Ended	Year Ended
	February 29, 2016	February 28, 2015
Cost of sales	$12	$9
Selling expense	55	39
General and administrative expenses	143	111
Engineering and technical support	16	3
Stock-based compensation expense before income tax benefits	$226	$162

During the year ended February 28, 2017, there were no stock-based compensation costs or professional fees recorded by the Company and the Company had no unrecognized compensation costs at February 28, 2017 related to stock options and warrants. Net income was impacted by $142 (after tax) and $102 (after tax) in stock based compensation expense or $0.01 and $0.00 per diluted share for the years ended February 29, 2016 and February 28, 2015, respectively.

Information regarding the Company's stock options and warrants are summarized below:

	Number of Shares	Weighted- Average Exercise Price
Outstanding and exercisable at February 28, 2014	79,204	$6.85
Granted	140,000	7.76
Exercised	(15,000)	6.79
Forfeited/expired	—	—
Outstanding and exercisable at February 28, 2015	204,204	7.46
Granted	—	—
Exercised	(64,204)	6.79
Forfeited/expired	(8,750)	7.76
Outstanding and exercisable at February 29, 2016	131,250	7.76
Granted	—	—
Exercised	—	—
Forfeited/expired	(15,000)	7.76
Outstanding and exercisable at February 28, 2017	116,250	$7.76

Summarized information about stock options outstanding as of February 28, 2017 is as follows:

			Stock Options Outstanding and Exercisable
Exercise Price Range			Number of Shares	Weighted- Average Exercise Price of Shares	Weighted- Average Life Remaining in Years
7.76	-	7.76	116,250	$7.76	0.63

The aggregate pre-tax intrinsic value (the difference between the Company’s average closing stock price for the last quarter of Fiscal 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 28, 2017 was $0.  This amount changes based on the fair market value of the Company’s stock.  The total intrinsic values of options exercised for the years ended February 29, 2016 and February 28, 2015 were $128 and $26, respectively. There were no stock options exercised for the year ended February 28, 2017.

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

In Fiscal 2014, the Company established the Supplemental Executive Retirement Plan ("SERP") (refer to Note 11(a)) and granted 84,588 shares of restricted stock under this plan. During Fiscal 2015, Fiscal 2016 and Fiscal 2017, an additional 118,058, 79,268 and 165,619 shares of restricted stock were granted under the SERP, respectively. These shares were granted based on certain performance criteria and vest on the later of three years from the date of grant (or three years from the date of participation in the SERP with respect to the Fiscal 2014 grants), or the grantee reaching the age of 65 years. The shares will also vest upon termination of the grantee's employment by the Company without cause, provided that the grantee, at the time of termination, has been employed by the Company for at least 10 years. When vested shares are issued to the grantee, the awards will be settled in shares or in cash, at the Company's sole option. There are no market conditions inherent in the award, only an employee performance requirement, and the service requirement that the respective employee continues employment with the Company through the vesting date. The Company expenses the cost of the restricted stock awards on a straight-line basis over the requisite service period of each employee or a maximum of 12.75 years. For these purposes, the fair market value of the restricted stock awards, $13.62, $7.77, $8.13 and $2.69, respectively, were determined based on the mean of the high and low price of the Company's common stock on the grant dates.

The following table presents a summary of the Company's restricted stock activity for the year ended February 28, 2017:

	Number of shares	Weighted Average Grant Date Fair Value
Outstanding at February 28, 2014	84,588	$13.62
Granted	118,058	7.77
Forfeited	—	—
Outstanding at February 28, 2015	202,646	$10.21
Granted	79,268	8.13
Forfeited	(10,090)	10.08
Outstanding at February 29, 2016	271,824	$9.61
Granted	165,619	2.69
Forfeited	—	—
Outstanding at February 28, 2017	437,443	$6.99
Vested and unissued at February 28, 2017	56,181	$13.62

During the years ended February 28, 2017, February 29, 2016 and February 28, 2015 the Company recorded $753, $633 and $359, respectively, in stock-based compensation related to restricted stock awards. As of February 28, 2017, unrecognized stock-based compensation expense related to unvested restricted stock awards was $1,342 and will be recognized over the requisite service period of each employee or a maximum of 12.75 years.

v)Accumulated Other Comprehensive Loss

	Foreign Exchange Losses	Unrealized losses on investments, net of tax	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship	Total
Balance at February 28, 2014	$235	$(74)	$(1,319)	$(715)	$(1,873)
Other comprehensive (loss) income before reclassifications	(33,170)	(27)	(1,423)	3,638	(30,982)
Reclassified from accumulated other comprehensive loss	—	—	—	(380)	(380)
Net current-period other comprehensive (loss) income	(33,170)	(27)	(1,423)	3,258	(31,362)
Balance at February 28, 2015	$(32,935)	$(101)	$(2,742)	$2,543	$(33,235)
Other comprehensive (loss) income before reclassifications	(5,702)	20	640	28	(5,014)
Reclassified from accumulated other comprehensive loss	—	—	—	(2,468)	(2,468)
Net current-period other comprehensive (loss) income	(5,702)	20	640	(2,440)	(7,482)
Balance at February 29, 2016	$(38,637)	$(81)	$(2,102)	$103	$(40,717)
Other comprehensive (loss) income before reclassifications	(3,194)	(17)	(180)	742	(2,649)
Reclassified from accumulated other comprehensive loss	—	—	—	(532)	(532)
Net current-period other comprehensive (loss) income	(3,194)	(17)	(180)	210	(3,181)
Balance at February 28, 2017	$(41,831)	$(98)	$(2,282)	$313	$(43,898)

During the years ended February 28, 2017, February 29, 2016 and February 28, 2015, the Company recorded tax related to unrealized losses on investments of $0, pension plan adjustments of $(106), $312 and $678, respectively and derivatives designated in a hedging relationship of $(97), $(636) and $1,240, respectively.

Included in foreign exchange losses for the years ended February 28, 2017, February 29, 2016 and February 28, 2015 was $(874), $(3,992) and $(10,720), respectively, resulting from translating the financial statements of the Company's non-U.S. Dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar, as well as approximately $(1,982), $(2,722) and $(20,537), respectively, resulting from the remeasurement of an intercompany loan, payable in Euro, which is of a long-term investment nature. Remaining gains or losses pertain to the remeasurement of intercompany transactions of a long-term nature with certain subsidiaries whose functional currency is not the U.S. Dollar. Intercompany loans and transactions that are of a long-term investment nature are remeasured and resulting gains and losses shall be reported in the same manner as translation adjustments. Within foreign exchange losses in other comprehensive (loss) income for the years ended February 28, 2017, February 29, 2016 and February 28, 2015, the Company recorded (losses) gains of $(3,200), $(4,177), and $(31,173), respectively, related to the Euro; $176, $(788), and $(1,026), respectively, related to the Canadian Dollar; $(142), $(692) and $(820), respectively, for the Mexican Peso, as well as $(28), $(45) and $(151), respectively, for various other currencies. These adjustments were caused by the strengthening/(weakening) of the U.S. Dollar against the Euro, Canadian Dollar and the Mexican Peso between (2)% and 10% in Fiscal 2017, 3% and 21% in Fiscal 2016, and 13% and 21% in Fiscal 2015.

w)New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenues from Contracts with Customers (Topic 606)," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements comprehensive information about the nature, amounts, timing and uncertainty of revenue and cash flows arising from a company's contracts with customers. ASU 2014-09 defines a five-step process to achieve this core principle and in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than are required under existing guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to separate performance obligations, among others.

Retrospective or modified retrospective application of the accounting standard is required. In August, 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” an amendment deferring the effective date of ASU 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016. The FASB issued additional amendments to the initial guidance in March 2016, April 2016, May 2016, December 2016 and February 2017 within ASU 2016-08, ASU 2016-10, ASU 2016-11 ASU 2016-12, ASU 2016-20 and ASU 2017-05. We expect to adopt the provisions of ASU 2014-09 effective March 1, 2018.

Preliminarily, the Company expects to use the modified retrospective method upon adoption of the standard. The Company has reviewed selected customer contracts representing certain of our revenue streams for the current fiscal year. The assessment of the impact on revenue and expenses based on these reviews to determine the impact to the Company's results of operations, financial position and cash flows as a result of this guidance is ongoing. The Company will continue to review customer contracts during Fiscal 2018. Any preliminary assessments are subject to change.

In April 2015, the FASB issued ASU 2015-03, “Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update simplifies the presentation of debt issuance costs by requiring that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public companies, this update was effective for interim and annual periods beginning after December 15, 2015, and is to be applied retrospectively. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements."  This standard states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing these costs when they relate to a line-of-credit arrangement.  The Company adopted these standards in the first quarter of Fiscal 2017 and elected to present all debt issuance costs as a direct deduction from the carrying amount of debt. The amounts of debt issuance costs that are presented as reductions of Long-term debt as of February 28, 2017 and February 29, 2016 are $3,481 and $2,522, respectively.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory.” The new standard amends the guidelines for the measurement of inventory from lower of cost or market to the lower of cost and net realizable value (NRV). NRV is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Under existing standards, inventory is measured at lower of cost or market, which requires the consideration of replacement cost, NRV and NRV less an amount that approximates a normal profit margin. This ASU eliminates the requirement to determine and consider replacement cost or NRV less an approximately normal profit margin for inventory measurement. The new standard is effective prospectively for fiscal years beginning after December 15, 2016. The Company will adopt this standard in the first quarter of Fiscal 2018 and does not expect a material impact on our results of operations and financial position.

In January 2016, the FASB issued ASU 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities," which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company is currently evaluating the impact the adoption of ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company does not intend to early adopt this standard and has not yet determined the effect of the adoption of this standard on the Company’s consolidated financial position and results of operations.

In March 2016, the FASB issued ASU 2016-05, "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force)." ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for the Company for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of ASU 2016-05 will not have a material impact on the Company's consolidated financial statements.
In March 2016, FASB issued ASU No. 2016-07, "Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting," which eliminates the retroactive adjustments to an investment upon it qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence by the investor. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of ASU 2016-07 will not have a material effect on the Company's consolidated financial statements.

In March 2016, the FASB amended the existing accounting standards for stock-based compensation, ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The amendments impact several aspects of accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted the amendments in Fiscal 2017 without significant impact to the Company's consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Cash Receipts and Cash Payments," which addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business," with the objective to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets versus businesses. The amendments in ASU 2017-01 provide a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen is expected to reduce the number of transactions that need to be further evaluated. If the screen is not met, the amendments in ASU 2017-01 (i) require that to be considered a business, a set of assets and liabilities acquired must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output; and (ii) remove the evaluation of whether a market participant could replace missing elements. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2017 and should be applied prospectively. Early adoption is permitted for transactions for which the acquisition date occurs before the issuance date of ASU 2017-01, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company is currently assessing the impact of the adoption of this pronouncement on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." Under the new guidance, if a reporting unit's carrying value amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates today's requirement to calculate goodwill impairment using Step 2, which calculates an impairment charge by comparing the implied fair value of goodwill with its carrying amount. The standard does not change the guidance on completing Step 1 of the goodwill impairment test. The amendments in this ASU are effective for annual or any interim goodwill impairments tests in fiscal years beginning after December 15, 2019 and should be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the new standard on our consolidated financial statements.
In March 2017, the FASB issued ASU No. 2017-07, "Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The new standard requires that an employer disaggregate the service cost component of net benefit cost. Also, these amendments provide guidance on how to present the service cost component and the other components of net benefit costs in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The guidance is effective for fiscal years beginning after December 15, 2017. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

In connection with the closing, the Company entered into a Loan Agreement with Eyelock LLC. The terms of the Loan Agreement allowed Eyelock LLC to borrow up to $12,000, at an interest rate of 10%. During the second and third quarters of Fiscal 2017, the Company issued two convertible promissory notes to EyeLock LLC, allowing EyeLock to borrow up to a total of $12,000 in additional funds. The outstanding principal balance of these two promissory notes are convertible at the sole option of Voxx into units of EyeLock LLC. The convertible promissory notes bear interest at 10%, and can be used for working capital purposes related to new business opportunities. If Voxx chooses not to convert into equity, the outstanding loan principal will be repaid at a multiple ranging from 1.35 to 1.45 based on the repayment date. Amounts outstanding under the first loan agreement, as well as the convertible promissory note executed during the second quarter of Fiscal 2017 are due on September 1, 2017, while amounts outstanding under the convertible promissory note executed during the third quarter of Fiscal 2017 are due on November 1, 2017. All three agreements include customary events of default and are collateralized by all of the property of Eyelock LLC.

The following table summarizes the allocation of the purchase price over the fair values of the assets acquired and liabilities assumed, as of the Closing Date:

September 1, 2015
Assets acquired:
Accounts receivable	$77
Inventory	304
Property, plant and equipment	259
Intangible assets	43,780
Total assets acquired	$44,420

Liabilities assumed:
Accounts payable and accrued expenses	$729
Deferred tax liability	2,756
Bridge loans payable to Voxx	3,176
Other long-term liabilities	1,200
Net assets acquired	36,559
Less: purchase price	31,880
Gain on bargain purchase	$4,679

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

Acquisition related costs relating to this transaction of $800 were expensed as incurred during the year ended February 29, 2016, and are included in acquisition-related costs on the Consolidated Statements of Operations and Comprehensive Income (Loss). Net sales attributable to EyeLock LLC in the Company's consolidated statements of operations for the year ended February 28, 2017 were approximately $243.

Pro-forma Financial Information

The following unaudited pro-forma financial information for the years ended February 29, 2016 and February 28, 2015 represents the results of the Company's operations as if EyeLock LLC was included for the entire years of Fiscal 2016 and Fiscal 2015. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods.

	Year Ended
	February 29, 2016	February 28, 2015
Net sales:
As reported	$680,746	$757,498
Pro forma	681,861	763,317
Net loss:
As reported	$(2,682)	$(942)
Pro forma	(12,098)	(6,073)
Basic loss per share:
As reported	$(0.11)	$(0.04)
Pro forma	(0.50)	(0.25)
Diluted loss per share:
As reported	$(0.11)	$(0.04)
Pro forma	$(0.50)	$(0.25)
Average shares - basic	24,172,710	24,330,361
Average shares - diluted	24,172,710	24,330,361

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

Effective September 1, 2015, Voxx acquired a majority voting interest in substantially all of the assets and certain specified liabilities of Eyelock, Inc. and Eyelock Corporation, a market leader of iris-based identity authentication solutions, through a newly-formed entity, Eyelock LLC (See Note 2). We have determined that we hold a variable interest in EyeLock LLC as a result of:

•our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and

•a loan agreement with EyeLock LLC, executed in conjunction with the acquisition, as well as two convertible promissory notes executed in the second and third quarters of Fiscal 2017, in which the subsidiary may borrow funds from Voxx for working capital purposes (See Note 2). The total outstanding balance of these loans as of February 28, 2017 was $22,098.
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

 The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheet as of February 28, 2017 and February 29, 2016:

	February 28, 2017	February 29, 2016
Assets
Current assets:
Cash and cash equivalents	$11	$20
Accounts receivable, net	295	195
Inventory, net	135	304
Prepaid expenses and other current assets	189	256
Total current assets	630	775
Property, plant and equipment, net	276	302
Intangible assets, net	39,187	42,249
Other assets	96	—
Total assets	$40,189	$43,326
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$710	$746
Accrued expenses and other current liabilities	3,506	1,103
Total current liabilities	4,216	1,849
Long-term debt	22,098	9,104
Other long-term liabilities	1,200	1,200
Total liabilities	27,514	12,153
Commitments and contingencies
Partners' equity:
Capital	40,891	39,841
Retained earnings	(28,216)	(8,668)
Total partners' equity	12,675	31,173
Total liabilities and partners' equity	$40,189	$43,326

The assets of EyeLock LLC can only be used to satisfy the obligations of EyeLock LLC.

Revenue and Expenses of EyeLock LLC
The following table sets forth the revenue and expenses of EyeLock LLC that were included in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended February 28, 2017 and February 29, 2016:

	Year ended February 28, 2017	Year ended February 29, 2016
Net sales	$243	$143
Cost of sales	301	11
Gross profit	(58)	132
Operating expenses:
Selling	2,227	877
General and administrative	6,956	3,239
Engineering and technical support	8,698	4,393
Total operating expenses	17,881	8,509
Operating loss	(17,939)	(8,377)
Interest and bank charges	(1,609)	(294)
Other, net	—	3
Loss before income taxes	(19,548)	(8,668)
Income tax expense	—	—
Net loss	$(19,548)	$(8,668)

4)	Receivables from Vendors

The Company has recorded receivables from vendors in the amount of $665 and $2,519 as of February 28, 2017 and February 29, 2016, respectively. Receivables from vendors primarily represent prepayments on product shipments and product reimbursements.

5)	Equity Investment

The Company has a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary ("ASA"), which acts as a distributor of mobile electronics specifically designed for niche markets within the Automotive industry, including RV’s; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles. ASC 810 requires the Company to evaluate non-consolidated entities periodically, and as circumstances change, to determine if an implied controlling interest exists. During Fiscal 2017, the Company evaluated this equity investment and concluded that this is still a variable interest entity and the Company is not the primary beneficiary.  ASA’s fiscal year end is November 30, 2016, however, the results of ASA as of and through February 28, 2017 have been recorded in the consolidated financial statements.

The Company's share of income from ASA for the years ended February 28, 2017, February 29, 2016 and February 28, 2015 was $6,797, $6,538 and $5,866, respectively.   In addition, the Company received cash distributions from ASA totaling $6,820, $6,237 and $4,846 during the years ended February 28, 2017, February 29, 2016 and February 28, 2015, respectively.

Undistributed earnings from equity investments amounted to $16,600 and $16,623 at February 28, 2017 and February 29, 2016, respectively.

Net sales transactions between the Company and ASA were $611, $1,608 and $2,565 for the years ended February 28, 2017, February 29, 2016 and February 28, 2015, respectively. Accounts receivable balances from ASA were $51 and $72 as of February 28, 2017 and February 29, 2016, respectively.

6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	February 28, 2017	February 29, 2016
Commissions	$598	$818
Employee compensation	21,483	21,514
Professional fees and accrued settlements	1,909	3,405
Future warranty	5,760	8,806
Freight and duty	2,651	2,935
Payroll and other taxes	1,603	2,071
Royalties, advertising and other	8,472	11,199
Total accrued expenses and other current liabilities	$42,476	$50,748

In August 2003, the Company entered into a call/put option agreement with certain employees of Voxx Germany, whereby these employees could acquire up to a maximum of 20% of the Company's stated share capital in Voxx Germany at a call price equal to the same proportion of the actual price paid by the Company for Voxx Germany. The agreement was amended in April 2014, fixing the put price at €3,000 and the call price at €0, with the put subject only to downward adjustments for losses incurred by Voxx Germany, beginning in Fiscal 2015. The put options become immediately exercisable upon (i) the sale of Voxx Germany or (ii) the termination of employment or death of the employee. Beginning in Fiscal 2015 and for each fiscal year thereafter, the employees will also receive a dividend equal to 20% of Voxx Germany's net after tax profits. Accordingly, the Company recognizes compensation expense based on 20% of the after tax net profits of Voxx Germany, subject to certain tax treatment adjustments as defined in the agreement, representing the annual dividend. The balance of the call/put option included in Accrued Expenses and Other Current Liabilities on the Consolidated Balance Sheets at February 28, 2017 and February 29, 2016 was $3,586 and $3,614, respectively, and is included within employee compensation in the table above. Compensation expense for these options amounted to $405, $357 and $451 for the years ended February 28, 2017, February 29, 2016 and February 28, 2015, respectively.

7)	Financing Arrangements

The Company has the following financing arrangements:

	February 28, 2017	February 29, 2016
Domestic credit facility (a)	$92,793	$72,300
Florida mortgage (b)	9,113	9,223
Euro asset-based lending obligation (c)	3,905	5,412
Schwaiger mortgage (d)	644	892
Klipsch note (e)	113	262
Woodview Trace mortgage (f)	—	5,720
Voxx Germany mortgage (g)	3,875	4,710
Hirschmann line of credit (h)	1,002	998
Total debt	111,445	99,517
Less: current portion of long-term debt	10,217	8,826
Long-term debt before debt issuance costs	101,228	90,691
Debt issuance costs	3,481	2,522
Total long-term debt	$97,747	$88,169

a)Domestic Bank Obligations

From March 1, 2015 through April 25, 2016, the Company had a senior secured revolving credit facility (the "Credit Facility") with an aggregate availability of $125,000, with a $30,000 multicurrency revolving credit facility sublimit, a $15,625 sublimit for letters of credit and a $6,250 sublimit for swingline loans. The Credit Facility was due on January 9, 2019; however, it was subject to acceleration upon the occurrence of an Event of Default (as defined in the Credit Agreement).

On April 26, 2016, the Company amended and restated the Credit Facility ("Amended Credit Facility"). The Amended Credit Facility provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000, and a term loan in the amount of $15,000. The Amended Credit Facility also includes a $15,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Amended Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 7(b)). As of February 28, 2017, $80,605 was outstanding under the revolving credit facility. The remaining availability under revolving credit line of the Amended Credit Facility was $25,363 as of February 28, 2017.

The balance outstanding on the term loan at February 28, 2017 was $12,188. The term loan is repayable in consecutive quarterly installments of $938 through April 1, 2020. All other amounts outstanding under the Amended Credit Facility will mature and become due on April 26, 2021; however, it is subject to acceleration upon the occurrence of an Event of Default (as defined in the Amended Credit Agreement). The Company may prepay any amounts outstanding at any time, subject to payment of certain breakage and redeployment costs relating to LIBOR Rate Loans; provided that the term loan shall not be voluntarily prepaid except as set forth in the agreement. The commitments under the Amended Credit Facility may be irrevocably reduced at any time, without premium or penalty as set forth in the agreement.

Generally, the Company may designate specific borrowings under the Amended Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that swingline loans may only be designated as Base Rate Loans. Loans under the Amended Credit Facility designated as LIBOR Rate Loans shall bear interest at a rate equal to the then-applicable LIBOR Rate plus a range of 1.75% - 2.25%. Loans under the Amended Credit Facility designated as Base Rate Loans shall bear interest at a rate equal to the applicable margin for Base Rate Loans of 0.75% - 1.25%, as defined in the agreement. Amounts outstanding in respect of the term loan shall bear interest at a rate equal to either (as selected by the Company pursuant to the agreement) (a) the then-applicable LIBOR Rate (not to be less than 0.00%) plus 4.25%, or (b) the then-applicable Base Rate plus 3.25%. As of February 28, 2017, the weighted average interest rate on the Amended Credit Facility was 3.24%.

The Amended Credit Facility requires compliance with a financial covenant calculated as of the last day of each month consisting of a Fixed Charge Coverage Ratio. The Amended Credit Facility also contains covenants that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Amended Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of February 28, 2017, the Company was in compliance with this cash dominion covenant.

The obligations under the loan documents are secured by a general lien on and security interest in substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles and inventory. The Company has guaranteed the obligations of the borrowers under the Amended Credit Facility.

Charges incurred on the unused portion of the Amended Credit Facility and its predecessor revolving credit facility during the years ended February 28, 2017, February 29, 2016 and February 28, 2015 totaled $241, $321 and $297, respectively, and are included within Interest and Bank Charges on the Consolidated Statement of Operations and Comprehensive Income (Loss).

The Company has accounted for the April 2016 amendment as a modification of debt and has added the costs incurred to amend the agreement, totaling $1,779, to the remaining financing costs related to the previous credit facility. These deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance, and are amortized through Interest and Bank Charges in the Consolidated Statements of Operations and Comprehensive Income (Loss) over the five year term of the Amended Credit Facility. During Fiscal 2016, the Company made an amendment to the Credit Facility, which was also accounted for as a modification of debt; however, as the Company reduced the available credit in conjunction with this amendment, unamortized deferred financing costs of $1,309 were written off and charged to Interest and Bank Charges in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended February 29, 2016. During the years ended February 28, 2017, February 29, 2016 and February 28, 2015, the Company amortized $789, $1,074 and $1,117 of these costs, respectively.

b)Construction Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida (the “Construction Loan”).  Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. The Florida Mortgage bears interest at 70% of 1-month LIBOR plus 1.54% (2.08% at February 28, 2017) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The financial covenants of the Florida Mortgage are as defined in the Company’s Amended Credit Facility with Wells Fargo dated April 26, 2016.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, which are recorded as deferred financing costs and included in Long-term Debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and are being amortized through Interest and Bank Charges in the Consolidated Statements of Operations and Comprehensive Income (Loss) over the ten year term of the Florida Mortgage. During the years ended February 28, 2017 and February 29, 2016, the Company amortized $31 and $21 of these costs, respectively.

On July 20, 2015, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure related to the Florida Mortgage and pays a fixed rate of 3.48% under the swap agreement (See Note 1 e)).

c)Euro Asset-Based Lending Obligation

Foreign bank obligations include a Euro accounts receivable factoring arrangement, which has a credit limit of up to 60% of eligible non-factored accounts receivable (see Note 1(h)) and a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000, for the Company's subsidiary, VOXX Germany, which expires on July 31, 2017. The rate of interest is the three month Euribor plus 1.6% (1.3% at February 28, 2017). As of February 28, 2017, the amount of non-factored accounts receivable exceeded the amounts outstanding under this obligation.

d)Schwaiger Mortgage

In January 2012, the Company's Schwaiger subsidiary purchased a building, entering into a mortgage note payable. The mortgage note bears interest at 3.75% and will be fully paid by December 2019.

e)Klipsch Notes

This balance represents a mortgage on a facility included in the assets acquired in connection with the Klipsch acquisition on March 1, 2011 and assumed by Voxx. The balance will be fully paid by the end of Fiscal 2018.

f)Woodview Trace Mortgage

During Fiscal 2013, the Company purchased the building housing Klipsch's headquarters in Indianapolis, IN. The interest rate on the mortgage was equal to the 1-month LIBOR plus 2.25% and the Company had an interest rate swap agreement in order to hedge interest rate exposure, paying a fixed rate of 3.92% under the agreement. On April 26, 2016, in conjunction with the amendment and restatement of the Company's Credit Facility, the outstanding balance of this mortgage was paid in full.

g)Voxx Germany Mortgage

Included in this balance is a mortgage on the land and building housing Voxx Germany's headquarters in Pulheim, Germany, which was entered into in January 2013. The mortgage bears interest at 2.85%, payable in twenty-six quarterly installments through June 2019.

h)Hirschmann Line of Credit

In December, 2014, Hirschmann entered into an agreement for a €8,000 working capital line of credit with a financial institution. The line of credit is payable on demand and is mutually cancelable. The rate of interest is the three month Euribor plus 2% (1.7% at February 28, 2017). Hirschmann and Voxx Germany are joint and severally liable for the line of credit balance, which is also guaranteed by VOXX International Corporation.

The following is a maturity table for debt and bank obligations outstanding at February 28, 2017 for each of the following fiscal years:

2018	$10,217
2019	6,036
2020	6,036
2021	4,250
2022	78,292
Thereafter	6,614
Total	$111,445

The weighted-average interest rate on short-term debt was 2.33% for Fiscal 2017 and 3.44% for Fiscal 2016. Interest expense related to the Company's financing arrangements for the years ended February 28, 2017, February 29, 2016 and February 28, 2015 was $4,469, $3,732 and $3,880, respectively, of which $2,723, $2,126 and $1,957 was related to the Amended Credit Facility for the years ended February 28, 2017, February 29, 2016 and February 28, 2015, respectively.

8)    Income Taxes

The components of income before the provision (benefit) for income taxes are as follows:

	Year Ended	Year Ended	Year Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Domestic Operations	$(10,956)	$(11,499)	$(3,278)
Foreign Operations	9,513	3,701	3,974
	$(1,443)	$(7,798)	$696

The provision (benefit) for income taxes is comprised of the following:

	Year Ended	Year Ended	Year Ended
	February 28, 2017	February 29, 2016	February 28, 2015
Current provision (benefit)
Federal	$(2,118)	$(415)	$(5,337)
State	238	10	(428)
Foreign	3,520	3,530	4,722
Total current provision (benefit)	$1,640	$3,125	$(1,043)
Deferred provision (benefit)
Federal	$658	$(5,540)	$2,524
State	279	1,395	765
Foreign	(818)	(715)	(608)
Total deferred provision (benefit)	$119	$(4,860)	$2,681
Total provision (benefit)
Federal	$(1,460)	$(5,955)	$(2,813)
State	517	1,405	337
Foreign	2,702	2,815	4,114
Total provision (benefit)	$1,759	$(1,735)	$1,638

The effective tax rate before income taxes varies from the current statutory U.S. federal income tax rate as follows:

	Year Ended		Year Ended		Year Ended
	February 28, 2017		February 29, 2016		February 28, 2015
Tax provision at Federal statutory rates	$(504)	35.0%	$(2,729)	35.0%	$243	35.0%
State income taxes, net of Federal benefit	(752)	52.2	1,100	(14.0)	891	127.9
Change in valuation allowance	5,895	(408.7)	1,344	(17.2)	4,330	622.0
Change in tax reserves	(5,974)	414.3	101	(1.3)	(6,076)	(872.8)
Non-controlling interest	2,668	(185)	1,183	(15.2)	—	—
Bargain purchase gain	—	—	(1,638)	21	—	—
US effects of foreign operations	330	(22.9)	(309)	3.9	1,503	215.9
Permanent differences and other	274	(19.0)	(442)	5.7	(1,371)	(196.9)
NOL carryback	1,413	(98.0)	—	—	2,486	357.1
Change in tax rate	(110)	7.6	172	(2.2)	198	28.4
Research & development credits	(625)	43.3	(453)	5.8	(272)	(39.1)
Tax credits	(856)	59.3	(64)	0.8	(294)	(42.2)
Effective tax rate	$1,759	(121.9)%	$(1,735)	22.3%	$1,638	235.3%

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	February 28, 2017	February 29, 2016
Deferred tax assets:
Accounts receivable	$642	$388
Inventory	3,757	3,711
Accruals and reserves	6,851	3,849
Deferred compensation	1,492	1,424
Warranty reserves	1,421	2,373
Unrealized gains and losses	1,740	614
Net operating losses	9,557	6,440
Foreign tax credits	2,616	2,712
Other tax credits	2,937	2,393
Deferred tax assets before valuation allowance	31,013	23,904
Less: valuation allowance	(18,199)	(12,341)
Total deferred tax assets	12,814	11,563
Deferred tax liabilities:
Property, plant and equipment	(445)	(1)
Intangible assets	(38,894)	(38,543)
Partnership investments	(588)	(1,678)
Prepaid expenses	(2,353)	(1,465)
Deferred financing fees	(666)	(227)
Total deferred tax liabilities	(42,946)	(41,914)
Net deferred tax liability	$(30,132)	$(30,351)

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

During Fiscal 2017, the Company maintained a valuation allowance against its U.S. deferred tax assets and certain foreign jurisdictions. The Company's valuation allowance increased by $5,858 during the year ended February 28, 2017, of which $5,895 was recorded within the provision for income taxes in the accompanying Consolidated Statement of Operations. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

As of February 28, 2017, the Company has not provided for U.S. federal and foreign withholding taxes on approximately $54,675 of its foreign subsidiaries, cumulative undistributed earnings in Germany as such earnings are indefinitely reinvested overseas. If these future earnings are repatriated to the United States, or if the Company determines that such earnings will be remitted in the foreseeable future, additional tax provisions may be required. Due to the complexities of the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income tax provisions that may be required. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in undistributed earnings is not practicable to determine at this time.

The Company has U.S. federal net operating losses of $16,271, which expire in Fiscal 2035 through 2037 if not utilized. The Company has foreign tax credits of $3,024 which expire in tax year 2025 through 2027. The Company has research and development tax credits of $2,120, which expire in tax years 2024 through 2032. The Company has various foreign net operating loss carryforwards, state net operating loss carryforwards, and state tax credits that expire in various years and amounts through tax year 2037.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance at February 28, 2014	$14,565
Additions based on tax positions taken in the current and prior years	7,538
Settlements	(142)
Decreases based on tax positions taken in the prior years	(6,562)
Other	(824)
Balance at February 28, 2015	$14,575
Additions based on tax positions taken in the current and prior years	1,366
Settlements	—
Decreases based on tax positions taken in the prior years	(915)
Other	(554)
Balance at February 29, 2016	$14,472
Additions based on tax positions taken in the current and prior years	3,147
Settlements	—
Decreases based on tax positions taken in prior years	(6,470)
Other	(305)
Balance at February 28, 2017	$10,844

Of the amounts reflected in the table above at February 28, 2017, $10,844, if recognized, would reduce our effective tax rate. If recognized, $8,103 of the unrecognized tax benefits are likely to attract a full valuation allowance, thereby offsetting the favorable impact to the effective tax rate. Our unrecognized tax provision non-current consolidated balance sheet liability, including interest and penalties, is $3,194. The Company records accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss). For the years ended February 28, 2017, February 29, 2016 and February 28, 2015, interest and penalties on unrecognized tax benefits were $98, $23 and $(166), respectively. The balance as of February 28, 2017 and February 29, 2016 was $746 and $648, respectively. The Company believes that it is reasonably possible that approximately $2,932 of unrecognized tax benefits may be recognized within the next 12 months as a result of a lapse of the statute of limitations.

The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statutes of limitations.  The earliest years' tax returns filed by the Company that are still subject to examination by the tax authorities in the major jurisdictions are as follows:

Jurisdiction	Tax Year

U.S.	2013
Netherlands	2013
Germany	2013

9)    Other Long-Term Liabilities

Included in other long-term liabilities are the non-current portions of a pension liability for an employer defined pension plan covering certain eligible Hirschmann employees (see Note 11(f)), as well as a retirement incentive accrual for certain Hirschmann employees.

10)	Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,899,370	21,899,370	one	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	ten	Ratably with Class A

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

Stock held in treasury by the Company is accounted for using the cost method which treats stock held in treasury as a reduction to total stockholders' equity and amounted to 2,168,074 shares at both February 28, 2017 and February 29, 2016. The cost basis for subsequent sales of treasury shares is determined using an average cost method. During the year ended February 29, 2016, the Company repurchased 39,529 shares for an aggregate cost of $227. During the year ended February 28, 2017, the Company purchased no shares. As of February 28, 2017, 1,383,271 shares of the Company's Class A common stock are authorized to be repurchased in the open market.

11)	Other Stock and Retirement Plans

a)Restricted Stock Plan and Supplemental Executive Retirement Plan

The Company has restricted stock plans under which key employees and directors may be awarded restricted stock. Awards under the restricted stock plan may be performance-accelerated shares or performance-restricted shares (See Note 1(u)).

As of February 28, 2017, approximately 1,226,000 shares of the Company's Class A common stock are reserved for issuance under the Company's Restricted and Stock Option Plans.

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

b)Profit Sharing Plans

The Company has established two non-contributory employee profit sharing plans for the benefit of its eligible employees in the United States and Canada. The plans are administered by trustees appointed by the Company. No discretionary contributions were made during the years ended February 28, 2017, February 29, 2016 and February 28, 2015. Contributions required by law to be made for eligible employees in Canada were not material for all periods presented.

c)401(k) Plans

The VOXX International 401(k) plan is for all eligible domestic employees. The Company matches a portion of the participant's contributions after three months of service under a predetermined formula based on the participant's contribution level. Shares of the Company's Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants' contributions. During the years ended February 28, 2017, February 29, 2016 and February 28, 2015, the Company contributed, net of forfeitures, $408, $623 and $629 to the 401(k) Plan.

d)Cash Bonus Profit Sharing Plan

During Fiscal 2009, the Board of Directors authorized a Cash Bonus Profit Sharing Plan that allows the Company to make profit sharing contributions for the benefit of eligible employees, for any fiscal year based on a pre-determined formula on the Company's pre-tax profits. The size of the contribution is dependent upon the performance of the Company. A participant’s share of the contribution is determined pursuant to the participant’s eligible wages for the fiscal year as a percentage of total eligible wages for all participants. There were no contributions made to the plan for the years ended February 28, 2017, February 29, 2016 and February 28, 2015.

e)Deferred Compensation Plan

Effective December 1, 1999, the Company adopted a Deferred Compensation Plan (the Plan) for Vice Presidents and above. The Plan is intended to provide certain executives with supplemental retirement benefits as well as to permit the deferral of more of their compensation than they are permitted to defer under the Profit Sharing and 401(k) Plans. The Plan provides for a matching contribution equal to 25% of the employee deferrals up to $20. On February 1, 2008, the Company suspended all matching contributions to contain operating expenses. The matching contributions have remained suspended for the years ended February 28, 2017, February 29, 2016 and February 28, 2015. The Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. All compensation deferred under the Plan is held by the Company in an investment trust which is considered an asset of the Company.  The Company has the option of amending or terminating the Plan at any time.

The investments, which amounted to $4,094 and $3,917 at February 28, 2017 and February 29, 2016, respectively, have been classified as long-term marketable securities and are included in investment securities on the accompanying consolidated balance sheets and a corresponding liability is recorded with $250 recorded in accrued expenses and the balance in deferred compensation which is classified as a long-term liability. Unrealized gains and losses on the marketable securities and corresponding deferred compensation liability net to zero in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

f)Defined Benefit Pension Plan

The Company sponsors an employer financed defined benefit pension plan ("the plan") at its Hirschmann subsidiary, which covers eligible regular full-time employees. The plan provides for retirement and disability benefits for participating employees, which are only granted if the participating employee is at least 25 years of age and has completed ten years of service. The retirement age as it pertains to the plan is 65. Benefits available under the plan are generally determined by years of service and the levels of compensation during those years. In October 1994, the benefits under this plan were closed to new participants and pension benefits continue to accrue only for previously existing plan members still employed by Hirschmann. The discount rate used for the valuation of the pension obligation at February 28, 2017 and February 29, 2016 was 1.7% and 2.0%, respectively. No contributions were made to the plan during the years ended February 28, 2017, February 29, 2016 or February 28, 2015, and the plan has no assets. The unfunded balance of the plan at February 28, 2017 and February 29, 2016 is equal to the total plan liability of $7,612 and $7,379, respectively.

Following is the reconciliation of the pension benefit obligation for the years ended February 28, 2017 and February 29, 2016.

Pension benefit obligation	Fiscal 2017	Fiscal 2016
Beginning balance	$7,379	$8,072
Interest cost	142	129
Benefits paid	(178)	(159)
Actuarial loss (gain)	420	(426)
Effect of foreign exchange	(151)	(237)
Ending balance	$7,612	$7,379

As of February 28, 2017 and February 29, 2016 the following amounts were recognized in the balance sheet and in accumulated other comprehensive income:

Balance Sheet	February 28, 2017	February 29, 2016
As a current liability	$210	$193
As a non-current liability	$7,402	$7,186

Accumulated Other Comprehensive Income	Fiscal 2017	Fiscal 2016
Actuarial loss (gain)	$420	$(426)

Pension expense for the years ended February 28, 2017, February 29, 2016 and February 28, 2015 comprised the following:

	Fiscal 2017	Fiscal 2016	Fiscal 2015
Interest cost	$142	$129	$208
	$142	$129	$208

Pension expense is recorded within General and Administrative Expenses on the Consolidated Statement of Operations and Comprehensive Income (Loss).

At February 28, 2017, the benefits expected to be paid by the Company to retirees participating in the plan in each of the next five fiscal years and thereafter are as follows:

2018	$210
2019	228
2020	227
2021	266
2022	266
Thereafter	6,415
$7,612

12)	Lease Obligations

During 1996, the Company entered into a 30-year capital lease for a building with its principal shareholder and current chairman, which was the headquarters of the discontinued Cellular operation and had an expiration date of November 30, 2026. During Fiscal 2015, the building was purchased from Voxx's principal shareholder by an unrelated third party, causing the lease between Voxx and the shareholder to be terminated. As a result of the transaction, the Company realized a gain of $846, net of tax and net of a termination penalty of $573 paid to the shareholder at the termination date. The gain was recorded in Paid in Capital on the Consolidated Balance Sheet as of February 28, 2015. Total rental income earned from the sublease of this building for the year ended February 28, 2015 was $462. We also leased another facility from our principal stockholder which was accounted for as an operating lease and had an expiration date of November 30, 2016. This facility was sold to an unrelated third party during the second quarter of Fiscal 2017. The Company has no related party leases as of February 28, 2017.

At February 28, 2017, the Company was obligated under non-cancellable operating leases for equipment and warehouse facilities for minimum annual rental payments for each of the succeeding fiscal years:

Operating Leases
2018	$5,456
2019	1,323
2020	417
2021	235
2022	181
Thereafter	351
Total minimum lease payments	$7,963

Rental expense for the above-mentioned operating lease agreements and other rental agreements on a month-to-month basis was $5,066, $5,143 and $5,648 for the years ended February 28, 2017, February 29, 2016 and February 28, 2015, respectively.

The Company has capital leases with a total lease liability of $1,932 at February 28, 2017. These leases have maturities through Fiscal 2022.

13)	Financial Instruments

a)Off-Balance Sheet Risk

Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit principally to secure certain bank obligations and insurance policies. The Company had no open commercial letters of credit at February 28, 2017 and February 29, 2016. Standby letters of credit amounted to $1,306 and $917 at February 28, 2017 and February 29, 2016.  The terms of these letters of credit are all less than one year. No material loss is anticipated due to nonperformance by the counter parties to these agreements. The fair value of the standby letters of credit is estimated to be the same as the contract values based on the short-term nature of the fee arrangements with the issuing banks.

At February 28, 2017, the Company had unconditional purchase obligations for inventory commitments of $107,386.  These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

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

At February 28, 2017 and February 29, 2016, one customer accounted for approximately 4% and 5% of accounts receivable, respectively.  No one customer account for more than 10% of net sales during the years ended February 28, 2017, February 29, 2016 or February 28, 2015. The Company's five largest customers represented 29% of net sales during year ended February 28, 2017 and 31% for both the years ended February 29, 2016 and February 28, 2015.

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

Segment data for each of the Company's segments are presented below:

	Automotive	Premium Audio	Consumer Accessories	Corporate/ Eliminations	Total
Fiscal Year Ended February 28, 2017
Net sales	$337,241	$166,789	$176,216	$796	$681,042
Equity in income of equity investees	6,797	—	—	—	6,797
Interest expense and bank charges	3,492	5,295	4,716	(6,015)	7,488
Depreciation and amortization expense	7,230	3,688	4,702	2,674	18,294
Income (loss) before income taxes	21,358	8,316	(20,300)	(10,817)	(1,443)

Fiscal Year Ended February 29, 2016
Net sales	$351,665	$140,508	$187,272	$1,301	$680,746
Equity in income of equity investees	6,538	—	—	—	6,538
Interest expense and bank charges	5,811	8,979	5,766	(12,481)	8,075
Depreciation and amortization expense	7,327	3,477	2,904	2,130	15,838
Income (loss) before income taxes (a)	17,857	(8,945)	(17,044)	334	(7,798)

Fiscal Year Ended February 28, 2015
Net sales	$396,422	$165,812	$194,104	$1,160	$757,498
Equity in income of equity investees	5,866	—	—	—	5,866
Interest expense and bank charges	6,310	9,079	6,431	(14,969)	6,851
Depreciation and amortization expense	8,646	3,651	1,192	2,076	15,565
Income (loss) before income taxes (b)	2,196	2,979	(3,840)	(639)	696

(a)
Included in the income (loss) before taxes for the year ended February 29, 2016 within the Consumer Accessories segment is the $4,679 gain on bargain purchase recognized in conjunction with the EyeLock transaction, as well as an impairment loss on intangible assets totaling $2,860. Included in the income (loss) before taxes for the year ended February 29, 2016 within the Premium Audio segment is an impairment loss on intangible assets totaling $6,210.

(b)
Included in the income (loss) before taxes for the year ended February 28, 2015 within the Automotive segment is the $(7,396) re-measurement loss related to the Company's Venezuela government issued sovereign bonds and the impairment charge of $(9,304) related to investment properties in Venezuela.

No one customer accounted for more than 10% of consolidated net sales during the years ended February 28, 2017, February 29, 2016 or February 28, 2015.

Geographic net sales information in the table below is based on the location of the selling entity. Long-lived assets, primarily fixed assets, are reported below based on the location of the asset.

	United States	Germany	Other	Total
Fiscal Year Ended February 28, 2017
Net sales	$449,865	$226,368	$4,809	$681,042
Long-lived assets	49,937	27,700	3,964	81,601

Fiscal Year Ended February 29, 2016
Net sales	$461,606	$211,701	$7,439	$680,746
Long-lived assets	47,092	28,341	3,989	79,422

Fiscal Year Ended February 28, 2015
Net sales	$500,847	$246,173	$10,478	$757,498
Long-lived assets	35,835	29,952	3,996	69,783

15)	Contingencies

The Company is currently, and has in the past, been a party to various routine legal proceedings incident to the ordinary course of business. If management determines, based on the underlying facts and circumstances, that it is probable a loss will result from a litigation contingency and the amount of the loss can be reasonably estimated, the estimated loss is accrued for. The Company does not believe that any of its current outstanding litigation matters will have a material adverse effect on the Company's financial statements, individually or in the aggregate.

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

16)	Unaudited Quarterly Financial Data

Selected unaudited, quarterly financial data of the Company for the years ended February 28, 2017 and February 29, 2016 appear below:

	Quarters Ended
	Feb 28, 2017	Nov 30, 2016	Aug 31, 2016	May 31, 2016
2017
Net sales	$167,387	$198,937	$159,262	$155,456
Gross profit	50,708	58,213	46,493	46,101
Net (loss) income attributable to Voxx International Corporation	(90)	5,800	3,020	(4,308)

Net income (loss) per common share (basic)	0.00	0.24	0.12	(0.18)

Net income (loss) per common share (diluted)	0.00	0.24	0.12	(0.18)

	Quarters Ended
	Feb 29, 2016	Nov 30, 2015	Aug 31, 2015	May 31, 2015
2016
Net sales	$169,683	$192,506	$154,174	$164,383
Gross profit	46,824	55,843	44,975	48,043
Net (loss) income attributable to Voxx International Corporation (a)	(5,351)	7,777	(4,394)	(714)

Net (loss) income per common share (basic)	(0.22)	0.32	(0.18)	(0.03)

Net (loss) income per common share (diluted)	(0.22)	0.32	(0.18)	(0.03)

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

17)	Subsequent Events

On April 6, 2017, the Company entered into a definitive purchase agreement with AAMP of America to acquire the inventory, inclusive of all intellectual property, including patents and trademarks of Rosen Electronics products for approximately $2,000.

SCHEDULE II
VOXX INTERNATIONAL CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended February 28, 2017, February 29, 2016 and February 28, 2015
(In thousands)

Column A	Column B	Column C	Column D (b)		Column E
Description	Balance at Beginning of Year	Gross Amount Charged to Costs and Expenses	Reversals of Previously Established Accruals	Deductions (a)	Balance at End of Year
Year ended February 28, 2017
Allowance for doubtful accounts	$6,780	$949	$—	$720	$7,009
Cash discount allowances	1,077	32,589	—	32,433	1,233
Accrued sales incentives	12,439	36,413	(108)	35,590	13,154
Reserve for warranties and product repair costs	9,720	6,192	—	8,454	7,458
	$30,016	$76,143	$(108)	$77,197	$28,854
Year ended February 28, 2016
Allowance for doubtful accounts	$6,491	$1,044	$—	$755	$6,780
Cash discount allowances	1,190	24,630	—	24,743	1,077
Accrued sales incentives	14,097	28,428	(77)	30,009	12,439
Reserve for warranties and product repair costs	10,012	8,028	—	8,320	9,720
	$31,790	$62,130	$(77)	$63,827	$30,016
Year ended February 28, 2015
Allowance for doubtful accounts	$6,889	$(375)	$—	$23	$6,491
Cash discount allowances	1,189	29,040	—	29,039	1,190
Accrued sales incentives	17,401	34,159	(111)	37,352	14,097
Reserve for warranties and product repair costs	12,478	7,948	—	10,414	10,012
	$37,957	$70,772	$(111)	$76,828	$31,790

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

(b)	Column D includes $100 of liabilities acquired during our EyeLock acquisition in Fiscal 2016.

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on April 17, 2000 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 2000)

3.2	Certificate of Ownership and Merger (incorporated by reference to the Company's Form 8-K filed on December 6, 2011)

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to the Company's Form 8-K filed on December 6, 2011)

10.1	Employment agreement, dated January 12, 2017, by and between VOXX International Corporation and Charles M. Stoehr (filed herewith)

10.2	Employment agreement, dated January 12, 2017, by and between VOXX International Corporation and Loriann Shelton (filed herewith)

10.3	Employment agreement, dated January 12, 2017, by and between VOXX International Corporation and Thomas Malone (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Grant Thornton LLP (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1	Consolidated Financial Report of Audiovox Specialized Applications LLC (ASA) as of November 30, 2016 and 2015 and for the Years Ended November 30, 2016, 2015 and 2014 (filed herewith)

99.2	Audit Opinion of Grant Thornton LLP for Audiovox Specialized Applications LLC (ASA) as of and for the year ended November 30, 2014 (filed herewith)

99.3	Consent of RSM U.S. LLP (filed herewith)

99.4	Consent of Grant Thornton LLP (filed herewith)

101
The following materials from VOXX International Corporation's Annual Report on Form 10-K for the period ended February 28, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii), the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

(d)  All other schedules are omitted because the required information is shown in the financial statements or notes thereto or because they are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

May 15, 2017	By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick M. Lavelle Patrick M. Lavelle	President; Chief Executive Officer (Principal Executive Officer) and Director	May 15, 2017
/s/ Charles M. Stoehr Charles M. Stoehr	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	May 15, 2017
/s/ John J. Shalam John J. Shalam	Chairman of the Board of Directors	May 15, 2017
/s/ Paul C. Kreuch, Jr. Paul C. Kreuch, Jr.	Director	May 15, 2017
/s/ Denise Gibson Denise Gibson	Director	May 15, 2017
/s/ Peter A. Lesser Peter A. Lesser	Director	May 15, 2017
/s/ John Adamovich, Jr. John Adamovich, Jr.	Director	May 15, 2017
/s/ Ari Shalam Ari Shalam	Director	May 15, 2017