Form 10-K/A
period 2017-02-28
VOXX International Corp
filed 2017-06-05
CIK 807707

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III -  (Items 10, 11, 12, 13 and 14) Proxy Statement for Annual Meeting of Stockholders to be filed on or before June 9, 2017.

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment No. 1 (“Amendment No. 1”) to the Registrant’s Annual Report on Form 10-K for the period ended February 28, 2017 (the “Form 10-K”) filed with the Securities and Exchange Commission on May 15, 2017 (the “Original Filing”) is to add Exhibit A to the Employment Contract filed with the Form 10-K as Exhibit 10.3, which Exhibit A was inadvertently omitted from Exhibit 10.3 to the Original Filing.

This Amendment No. 1 has not been updated to reflect events occurring subsequent to the Original Filing, and except as indicated, does not modify or update disclosures made in the Original Filing, except as specifically noted above.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.  Paragraphs 3, 4, and 5 of the certifications have been omitted since no financial statements have been included in this Amendment No. 1 and it does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K. This Amendment No. 1 does not contain new certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as these certifications were included as exhibits to the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

June 5, 2017	By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer