Form 10-Q
period 2017-05-31
VOXX International Corp
filed 2017-07-10
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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
Yes   ☒ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company, as defined in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes   ☒ No   ☐

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of July 7, 2017
Class A Common Stock	21,899,370	Shares
Class B Common Stock	2,260,954	Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	May 31, 2017	February 28, 2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$8,060	$7,800
Accounts receivable, net	89,888	90,641
Inventory, net	165,409	153,053
Receivables from vendors	831	665
Prepaid expenses and other current assets	29,181	19,593
Income tax receivable	1,682	1,596
Total current assets	295,051	273,348
Investment securities	9,748	10,388
Equity investments	21,216	21,926
Property, plant and equipment, net	85,182	81,601
Goodwill	105,799	103,212
Intangible assets, net	175,732	176,289
Deferred income taxes	23	23
Other assets	1,624	1,699
Total assets	$694,375	$668,486
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$71,669	$61,143
Accrued expenses and other current liabilities	54,924	42,476
Income taxes payable	1,369	3,077
Accrued sales incentives	12,078	13,154
Current portion of long-term debt	10,420	10,217
Total current liabilities	150,460	130,067
Long-term debt, net of debt issuance costs	102,296	97,747
Capital lease obligation	2,792	1,400
Deferred compensation	3,868	4,224
Deferred income tax liabilities	27,773	30,155
Other tax liabilities	3,244	3,194
Other long-term liabilities	10,946	10,384
Total liabilities	301,379	277,171
Commitments and contingencies (see Note 22)
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 19)	—	—
Common stock:
Class A, $.01 par value, 60,000,000 shares authorized, 24,067,444 shares issued and 21,899,370 shares outstanding at both May 31, 2017 and February 28, 2017	256	256
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	295,734	295,432
Retained earnings	156,338	159,369
Accumulated other comprehensive loss	(37,715)	(43,898)
Treasury stock, at cost, 2,168,074 shares of Class A Common Stock at both May 31, 2017 and February 28, 2017	(21,176)	(21,176)
Total VOXX International Corporation stockholders' equity	393,459	390,005
Non-controlling interest	(463)	1,310
Total stockholders' equity	392,996	391,315
Total liabilities and stockholders' equity	$694,375	$668,486
See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
 (In thousands, except share and per share data)
(unaudited)

	Three Months Ended May 31,
	2017	2016
Net sales	$159,103	$155,456
Cost of sales	115,364	109,355
Gross profit	43,739	46,101

Operating expenses:
Selling	13,792	12,664
General and administrative	27,192	27,071
Engineering and technical support	10,594	13,479
Total operating expenses	51,578	53,214
Operating loss	(7,839)	(7,113)

Other income (expense):
Interest and bank charges	(1,913)	(1,695)
Equity in income of equity investees	1,803	1,808
Other, net	(1,020)	(512)
Total other expense, net	(1,130)	(399)

Loss before income taxes	(8,969)	(7,512)
Income tax benefit	(4,063)	(1,392)
Net loss	(4,906)	(6,120)
Less: net loss attributable to non-controlling interest	(1,875)	(1,812)
Net loss attributable to Voxx International Corporation	$(3,031)	$(4,308)

Other comprehensive income (loss):
Foreign currency translation adjustments	7,359	4,196
Derivatives designated for hedging	(1,052)	(491)
Pension plan adjustments	(120)	(58)
Unrealized holding loss on available-for-sale investment securities, net of tax	(4)	(5)
Other comprehensive income, net of tax	6,183	3,642
Comprehensive income (loss) attributable to VOXX International Corporation	$3,152	$(666)

Net loss per common share attributable to VOXX International Corporation (basic)	$(0.13)	$(0.18)

Net loss per common share attributable to VOXX International Corporation (diluted)	$(0.13)	$(0.18)

Weighted-average common shares outstanding (basic)	24,160,324	24,160,324
Weighted-average common shares outstanding (diluted)	24,160,324	24,160,324

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands, except share and per share data)
(unaudited)

	Three Months Ended May 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,906)	$(6,120)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,445	4,549
Amortization of debt discount	205	204
Bad debt expense	96	98
Non-cash bank charges	—	13
Gain on forward contracts	(299)	(324)
Loss on interest rate swap unwind	—	114
Equity in income of equity investees	(1,803)	(1,808)
Distribution of income from equity investees	2,515	1,536
Deferred income tax benefit	(2,181)	(1,379)
Non-cash compensation adjustment	(45)	288
Stock based compensation expense	142	175
Gain on sale of property, plant and equipment	(10)	(5)
Changes in operating assets and liabilities:
Accounts receivable	2,302	8,715
Inventory	(7,231)	(5,153)
Receivables from vendors	(52)	741
Prepaid expenses and other	(9,588)	254
Investment securities-trading	627	177
Accounts payable, accrued expenses, accrued sales incentives and other liabilities	18,111	(6,163)
Income taxes payable	(1,901)	(2,456)
Net cash provided by (used in) operating activities	427	(6,544)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,816)	(2,297)
Proceeds from sale of property, plant and equipment	10	5
Purchase of business	(1,814)	—
Net cash used in investing activities	(4,620)	(2,292)
Cash flows from financing activities:
Principal payments on capital lease obligation	(172)	(119)
Repayment of bank obligations	(15,330)	(39,368)
Borrowings on bank obligations	19,392	44,390
Net cash provided by financing activities	3,890	4,903
Effect of exchange rate changes on cash	563	724
Net increase (decrease) in cash and cash equivalents	260	(3,209)
Cash and cash equivalents at beginning of period	7,800	11,767
Cash and cash equivalents at end of period	$8,060	$8,558

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
(unaudited)

(1)    Basis of Presentation

The accompanying unaudited interim consolidated financial statements of VOXX International Corporation and Subsidiaries ("Voxx" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented.  The results of operations are not necessarily indicative of the results to be expected for the full fiscal year or any interim period.  These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 28, 2017. Certain amounts in the prior year have been reclassified to conform to the current year presentation.

We operate in three reportable segments, Automotive, Premium Audio and Consumer Accessories. See Note 21 for the Company's segment reporting disclosures.

(2)    Acquisitions and Divestitures

Rosen Electronics LLC
On April 6, 2017, Voxx acquired the inventory and all intellectual property, including patents and trademarks of Rosen Electronics LLC. As consideration for the Rosen asset purchase, the Company paid $1,814. In addition, the Company agreed to pay a 2% royalty related to future net sales of Rosen products for three years.

Rosen's results of operations have been included in the consolidated financial statements from the date of acquisition. The purpose of this acquisition was to increase the Company's market share and strengthen its intellectual property related to the rear seat entertainment market.

The following summarizes the preliminary allocation of the purchase price for the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Inventory	$2,310
Intangible assets including trademarks, customer relationships and patents	604
Total assets acquired	$2,914

Liabilities assumed:
Warranty accrual	$500
Other liabilities acquired	600
Total	$1,100
Total purchase price	$1,814

Hirschmann Car Communication GmbH
On June 25, 2017, the Company entered into a definitive agreement to sell Hirschmann Car Communication GmbH and its subsidiaries. See Note 24 for more details of this subsequent event.

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

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

There are no reconciling items which impact the numerator of basic and diluted net income (loss) per common share.  A reconciliation between the denominator of basic and diluted net income (loss) per common share is as follows:

	Three Months Ended May 31,
	2017	2016
Weighted-average common shares outstanding	24,160,324	24,160,324
Effect of dilutive securities:
Stock options, warrants and restricted stock	—	—
Weighted-average common shares and potential common shares outstanding	24,160,324	24,160,324

Restricted stock, stock options and warrants totaling 553,693 and 413,164 for the three months ended May 31, 2017 and 2016, respectively, were not included in the net income (loss) per diluted share calculation because the exercise price of these stock options and warrants was greater than the average market price of the Company’s common stock during these periods, or the inclusion of these components would have been anti-dilutive.

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
Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets measured at fair value on a recurring basis at May 31, 2017:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$8,060	$8,060	$—
Derivatives
Designated for hedging	$(1,022)	$—	$(1,022)
Investment securities:
Trading securities	$3,468	$3,468	$—
Available-for-sale securities	6	6	—
Other investments at cost (a)	6,274	—	—
Total investment securities	$9,748	$3,474	$—

The following table presents assets measured at fair value on a recurring basis at February 28, 2017:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$7,800	$7,800	$—
Derivatives
Designated for hedging	$335	$—	$335
Investment securities:
Trading securities	$4,094	$4,094	$—
Available-for-sale securities	6	6	—
Other investments at cost (a)	6,288	—	—
Total investment securities	$10,388	$4,100	$—

(a)
Included in this balance are investments in two non-controlled corporations accounted for at cost (see Note 5). The fair values of these investments would be based upon Level 3 inputs. At May 31, 2017 and February 28, 2017, it is not practicable to estimate the fair values of these items.

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
Derivative Instruments
The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases, local operating expenses, as well as its general economic exposure to foreign currency fluctuations created in the normal course of business. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts ranges from 1 - 9 months and are classified in the balance sheet according to their terms. The Company also has an interest rate swap agreement as of May 31, 2017 that hedges interest rate exposure related to the forecasted outstanding balance of its Florida Mortgage, with monthly payments due through March 2026. The swap agreement locks the interest rate on the debt at 3.48% (inclusive of credit spread) through the maturity date of the loan. During the first quarter of Fiscal 2017, the Company unwound another interest rate swap agreement that hedged interest rate exposure related to one of its mortgage notes when that mortgage was paid in full. The fair value of that interest rate swap agreement on the date it was unwound was $(114), and was charged to interest expense in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) during the three months ended May 31, 2016. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either assets or liabilities based on the fair value of the instruments at the end of the period.
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is recognized as incurred through Other Income (Expense) in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) and amounted to $(52) for the three months ended May 31, 2017, and $(50) for the three months ended May 31, 2016.
Financial Statement Classification
The Company holds derivative instruments that are designated as hedging instruments. The following table discloses the fair value as of May 31, 2017 and February 28, 2017 of derivative instruments:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Derivative Assets and Liabilities
		Fair Value
	Account	May 31, 2017	February 28, 2017
Designated derivative instruments
Foreign currency contracts	Prepaid expenses and other current assets	$26	$654
	Accrued expenses and other current liabilities	(706)	(21)

Interest rate swap agreements	Other long-term liabilities	(342)	(298)

Total derivatives		$(1,022)	$335

Cash flow hedges

During Fiscal 2017, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $34,260 and are designated as cash flow hedges at May 31, 2017. The current outstanding notional value of the Company's interest rate swap at May 31, 2017 is $8,988. For cash flow hedges, the effective portion of the gain or loss is reported as a component of Other Comprehensive Income (Loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges recorded during the three months ended May 31, 2017 and 2016 was as follows:

	Three months ended			Three months ended
	May 31, 2017			May 31, 2016
	Pretax Gain(Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (a)	Gain (Loss)for Ineffectiveness in Other Income	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (a)	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$(1,208)	$299	$(52)	$(818)	$324	$(50)
Interest rate swaps	$(44)	$—	$—	$180	$(114)	$—
(a) Gains and losses related to foreign currency contracts are reclassified to cost of sales. Gains and losses related to interest rate swaps are reclassified to interest expense.

The net income (loss) recognized in Other Comprehensive Income (Loss) for foreign currency contracts is expected to be recognized in cost of sales within the next twelve months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. As of May 31, 2017, no foreign currency contracts originally designated for hedge accounting were de-designated or terminated.

(5)    Investment Securities

As of May 31, 2017 and February 28, 2017, the Company had the following investments:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	May 31, 2017			February 28, 2017
	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value
Investment Securities
Marketable Securities
Trading
Deferred Compensation	$3,468	$—	$3,468	$4,094	$—	$4,094
Available-for-sale
Cellstar	—	6	6	—	6	6
Total Marketable Securities	3,468	6	3,474	4,094	6	4,100
Other Long-Term Investments	6,274	—	6,274	6,288	—	6,288
Total Investment Securities	$9,742	$6	$9,748	$10,382	$6	$10,388

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

A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No other-than-temporary losses were incurred by the Company during the three months ended May 31, 2017 or 2016.

Other Long-Term Investments

Other long-term investments include investments in two non-controlled corporations accounted for by the cost method. As of May 31, 2017, the Company's investments in Rx Networks and 360fly, Inc. totaled $1,821 and $4,453, respectively, or a total investment balance of $6,274. We held 10.2% and 4.7% of the outstanding shares of Rx Networks and 360fly, Inc., respectively, at May 31, 2017. No additional investment was made in either of these companies during the three months ended May 31, 2017.

(6)    Accumulated Other Comprehensive (Loss) Income

The Company’s accumulated other comprehensive (losses) income consist of the following:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Foreign Currency Translation Gains (Losses)	Unrealized gains (losses) on investments, net of tax	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2017	$(41,831)	$(98)	$(2,282)	$313	$(43,898)
Other comprehensive income (loss) before reclassifications	7,359	(4)	(120)	(845)	6,390
Reclassified from accumulated other comprehensive income (loss)	—	—	—	(207)	(207)
Net current-period other comprehensive income (loss)	7,359	(4)	(120)	(1,052)	6,183
Balance at May 31, 2017	$(34,472)	$(102)	$(2,402)	$(739)	$(37,715)

During the three months ended May 31, 2017, the Company recorded tax expense (benefit) related to unrealized losses on investments of $0, pension plan adjustments of $0, and derivatives designated in a hedging relationship of $(466).

Included in foreign currency translation gains of $7,359 for the three months ended May 31, 2017, was $1,677 of net gains resulting from translating the financial statements of the Company’s non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar, as well as approximately $4,511 of gains resulting from the re-measurement of an intercompany loan, payable in Euros, which is of a long-term investment nature. Remaining gains or losses pertain to the re-measurement of intercompany transactions of a long-term investment nature, with certain subsidiaries whose functional currency is not the U.S. dollar. Intercompany loans and transactions that are of a long-term investment nature are remeasured, and resulting gains and losses are reported in the same manner as translation adjustments. Within foreign exchange gains and losses in Other Comprehensive Income (Loss) for the three months ended May 31, 2017, the Company recorded gains of $7,258 related to the Euro, which was caused by the weakening of the U.S. dollar against the Euro by approximately 5%, and a net gain of $101 related to various other currencies.

(7)    Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows:

	Three Months Ended May 31,
	2017	2016
Non-cash investing and financing activities:
Capital expenditures funded by long-term obligations	$1,917	$—
Mortgage settlement funded by long-term obligations	—	5,590
Deferred financing costs funded by long-term obligations	—	1,753
Cash paid during the period:
Interest (excluding bank charges)	$1,142	$1,102
Income taxes (net of refunds)	$53	$2,288

(8)    Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Company’s Form 10-K for the fiscal year ended February 28, 2017.

Information regarding the Company's stock options and warrants is summarized below:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at February 28, 2017	116,250	$7.76
Granted	—	—
Exercised	—	—
Forfeited/expired	—	—
Outstanding and exercisable at May 31, 2017	116,250	$7.76	0.38

A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates for a reason other than death, disability or retirement, prior to the release of the restrictions. The Company has a Supplemental Executive Retirement Plan (SERP), which was established in Fiscal 2014. Shares are granted based on certain performance criteria and vest on the later of three years from the date of grant (or three years from the date of participation in the SERP with respect to grants made when the plan was established in Fiscal 2014), or the grantee reaching the age of 65 years. The shares will also vest upon termination of the grantee's employment by the Company without cause, provided that the grantee, at the time of termination, has been employed by the Company for at least 10 years. When vested shares are issued to the grantee, the awards will be settled in shares or in cash, at the Company's sole option. The grantee cannot transfer the rights to receive shares before the restricted shares vest. There are no market conditions inherent in the award, only an employee performance requirement, and the service requirement that the respective employee continues employment with the Company through the vesting date. The Company expenses the cost of the restricted stock awards on a straight-line basis over the requisite service period of each employee or a maximum, which is 12.75 years. For these purposes, the fair market value of the restricted stock is determined based on the mean of the high and low price of the Company's common stock on the grant dates.

The following table presents a summary of the Company's restricted stock activity for the three months ended May 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at February 28, 2017	437,443	$6.99
Granted	—	—
Forfeited	—	—
Balance at May 31, 2017	437,443	$6.99
Vested and unissued at May 31, 2017	56,181	$13.62

During the three months ended May 31, 2017, the Company recorded $142 in stock-based compensation related to restricted stock awards. As of May 31, 2017, there was $1,200 of unrecognized stock-based compensation expense related to unvested restricted stock awards.

(9)    Supply Chain Financing

The Company has supply chain financing agreements and factoring agreements that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The balances under the agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three months ended May 31, 2017, net of discounts, were $60,290, compared to $59,044 for the three months ended May 31, 2016.

(10)    Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $7,810 for the three months ended May 31, 2017, compared to $10,256 for the three months ended May 31, 2016, net of customer

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

reimbursements, and are included within Engineering and Technical Support Expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company enters into development and long-term supply agreements with certain of its OEM ("Original Equipment Manufacturer") customers. Reimbursements of the development services are recorded based upon the milestone method of revenue recognition provided certain criteria are met. Amounts due from OEM customers for development services are reflected as a reduction of research and development expense because the performance of contract development services is not central to the Company's operations. For the three months ended May 31, 2017, the Company recorded $1,489 of development service reimbursements as a reduction of research and development expense based upon the achievement of a milestone, as compared to $460 for the three months ended May 31, 2016.

(11)    Goodwill and Intangible Assets

The change in goodwill by segment is as follows:

Automotive:	Amount
Beginning balance at March 1, 2017	$56,680
Currency translation	2,586
Balance at May 31, 2017	$59,266

Gross carrying amount at May 31, 2017	$59,266
Accumulated impairment charge	—
Net carrying amount at May 31, 2017	$59,266

Premium Audio:
Beginning balance at March 1, 2017	$46,533
Activity during the period	—
Balance at May 31, 2017	$46,533

Gross carrying amount at May 31, 2017	$78,696
Accumulated impairment charge	(32,163)
Net carrying amount at May 31, 2017	$46,533

Total Goodwill, net	$105,799

Note: The Company's Consumer Accessories segment did not carry a goodwill balance at May 31, 2017 or February 28, 2017.

At May 31, 2017, intangible assets consisted of the following:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$65,941	$29,472	$36,469
Trademarks/Tradenames	415	396	19
Developed technology	31,290	4,762	26,528
Patents	8,821	5,133	3,688
License	1,400	1,400	—
Contract	2,141	1,761	380
Total finite-lived intangible assets	$110,008	$42,924	67,084
Indefinite-lived intangible assets
Trademarks			108,648
Total net intangible assets			$175,732

At February 28, 2017, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$64,780	$27,830	$36,950
Trademarks/Tradenames	415	395	20
Developed technology	31,290	4,081	27,209
Patents	8,494	4,775	3,719
License	1,400	1,400	—
Contract	2,141	1,732	409
Total finite-lived intangible assets	$108,520	$40,213	68,307
Indefinite-lived intangible assets
Trademarks			107,982
Total net intangible assets			$176,289

The Company recorded amortization expense of $2,026 for the three months ended May 31, 2017 and $2,051 for the three months ended May 31, 2016. The estimated aggregate amortization expense for all amortizable intangibles for May 31 of each of the succeeding years is as follows:

Year	Amount
2018	$8,037
2019	7,920
2020	7,866
2021	7,672
2022	7,157

(12)    Equity Investment

As of May 31, 2017 and February 28, 2017, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA") which acts as a distributor of mobile electronics specifically designed for niche

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA.  Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	May 31, 2017	February 28, 2017
Current assets	$43,456	$43,643
Non-current assets	6,379	6,207
Current liabilities	7,403	5,998
Members' equity	42,432	43,852
	Three Months Ended May 31,
	2017	2016
Net sales	$24,895	$24,975
Gross profit	7,983	7,897
Operating income	3,573	3,607
Net income	3,606	3,616

The Company's share of income from ASA was $1,803 for the three months ended May 31, 2017 and $1,808 for the three months ended May 31, 2016.

(13)    Income Taxes

For the three months ended May 31, 2017, the Company recorded an income tax benefit of $4,063, which includes a discrete income tax provision of $11. The calculation of the overall income tax benefit primarily consists of foreign taxes and an income tax provision resulting from the increase in deferred tax liabilities related to indefinite-lived intangible assets. The discrete income tax provision for the three months ended May 31, 2017 relates to the accrual of interest for unrecognized tax benefits. For the three months ended May 31, 2016, the Company recorded an income tax benefit of $1,392.

The effective tax rate for the three months ended May 31, 2017 was an income tax benefit of 45.3%, compared to an income tax benefit of 18.5% in the comparable prior period. The effective tax rate for the three months ended May 31, 2017 differs from the U.S. statutory rate of 35% primarily due to the mix of domestic and foreign earnings, and an income tax provision resulting from the increase in deferred tax liabilities related to indefinite-lived intangible assets.

At May 31, 2017, the Company had an uncertain tax position liability of $3,244, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S. federal, state and local and foreign tax issues.

(14)    Inventory

Inventories by major category are as follows:

	May 31, 2017	February 28, 2017
Raw materials	$49,521	$43,791
Work in process	4,758	5,225
Finished goods	111,130	104,037
Inventory, net	$165,409	$153,053

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

(15)     Financing Arrangements

The Company has the following financing arrangements:

	May 31, 2017	February 28, 2017
Debt
Domestic credit facility (a)	$97,325	$92,793
Florida mortgage (b)	8,988	9,113
Euro asset-based lending obligation (c)	4,120	3,905
Schwaiger mortgage (d)	614	644
Klipsch note (e)	57	113
Voxx Germany mortgage (f)	3,890	3,875
Hirschmann line of credit (g)	997	1,002
Total debt	115,991	111,445
Less: current portion of long-term debt	10,420	10,217
Long-term debt	105,571	101,228
Debt issuance costs	3,275	3,481
Total long-term debt, net of debt issuance costs	$102,296	$97,747

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

On April 26, 2016, the Company amended and restated the Credit Facility ("Amended Credit Facility"). The Amended Credit Facility provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000, and a term loan in the amount of $15,000. The Amended Credit Facility also includes a $15,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Amended Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 15(b)). As of May 31, 2017, $86,075 was outstanding under the revolving credit facility. The remaining availability under the revolving credit line of the Amended Credit Facility was $16,710 as of May 31, 2017.

The balance outstanding on the term loan at May 31, 2017 was $11,250. The term loan is repayable in consecutive quarterly installments of $938 through April 1, 2020. All other amounts outstanding under the Amended Credit Facility will mature and become due on April 26, 2021; however, it is subject to acceleration upon the occurrence of an Event of Default (as defined in the Amended Credit Agreement). The Company may prepay any amounts outstanding at any time, subject to payment of certain breakage and redeployment costs relating to LIBOR Rate Loans, provided that the term loan shall not be voluntarily prepaid except as set forth in the agreement. The commitments under the Amended Credit Facility may be irrevocably reduced at any time, without premium or penalty as set forth in the agreement.

Generally, the Company may designate specific borrowings under the Amended Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that swingline loans may only be designated as Base Rate Loans. Loans designated as LIBOR Rate Loans bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.75 - 2.25%. Loans designated as Base Rate loans bear interest at a rate equal to the applicable margin

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

for Base Rate Loans of 0.75 - 1.25% as defined in the agreement. Amounts outstanding in respect of the term loan bear interest at a rate equal to either (as selected by the Company pursuant to the agreement) (a) the then-applicable LIBOR Rate (not to be less than 0.00%) plus 4.25% or (b) the then-applicable Base Rate plus 3.25%. As of May 31, 2017, the weighted average interest rate on the facility was 3.39%.

The Amended Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Amended Credit Facility also contains covenants that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any Change of Control; (ix) make any Restricted Junior Payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Amended Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of May 31, 2017, the Company was in compliance with this cash dominion covenant.

The Obligations under the loan documents are secured by a general lien on and security interest in substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles and inventory. The Company has guaranteed the obligations of the borrowers under the Amended Credit Agreement.

Charges incurred on the unused portion of the Amended Credit Facility during the three months ended May 31, 2017 totaled $61, compared to $49 during the three months ended May 31, 2016. These charges are included within Interest and Bank Charges on the Consolidated Statement of Operations and Comprehensive Income (Loss).

The Company accounted for the latest amendment as a modification of debt and added the costs incurred to amend the agreement, totaling $1,779, to the remaining financing costs related to the previous credit facility. These deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance, and are amortized through Interest and bank charges in the Consolidated Statements of Operations and Comprehensive Income (Loss) over the five year term of the Amended Credit Facility. During the three months ended May 31, 2017, the Company amortized $198 of these costs, compared to $196 for the three months ended May 31, 2016. The net unamortized balance of these debt issuance costs as of May 31, 2017 was $3,003.

(b)    Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida.  Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. The Florida Mortgage bears interest at 70% of 1-month LIBOR plus 1.54% (2.25% at May 31, 2017) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The financial covenants of the Florida Mortgage are as defined in the Company’s Amended Credit Facility with Wells Fargo dated April 26, 2016.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, which are recorded as deferred financing costs and included in Long-term debt as a contra-liability balance on the accompanying Consolidated Balance Sheet and are being amortized through Interest and bank

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

charges in the Consolidated Statement of Operations and Comprehensive Income (Loss) over the ten year term of the Florida Mortgage. The Company amortized $8 of these costs during both of the three months ended May 31, 2017 and 2016, respectively.

On July 20, 2015, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure related to the Florida Mortgage and pays a fixed rate of 3.48% under the swap agreement (See Note 4).

(c)          Euro Asset-Based Lending Obligation

Foreign bank obligations include a Euro accounts receivable factoring arrangement, which has a credit limit of up to 60% of eligible non-factored accounts receivable (see Note 9), and a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000 and expires on July 31, 2017 for the Company's subsidiary, VOXX Germany. The rate of interest for these credit facilities is the three month Euribor plus 1.6% (1.27% at May 31, 2017). As of May 31, 2017, the amounts outstanding under these credit facilities, which are payable on demand, do not exceed their respective credit limits.

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

(f)    Voxx Germany Mortgage

This balance represents a mortgage on the land and building housing Voxx Germany's headquarters in Pulheim, Germany, which was entered into in January 2013. The mortgage bears interest at 2.85%, payable in twenty-six quarterly installments through June 2019.

(g)    Hirschmann Line of Credit

In December 2014, Hirschmann entered into an agreement for a €8,000 working capital line of credit with a financial institution. The line of credit is payable on demand and is mutually cancelable. The rate of interest is the three month Euribor plus 2% (1.67% at May 31, 2017). Hirschmann and Voxx Germany are joint and severally liable for the line of credit balance, which is also guaranteed by VOXX International Corporation.

(16)     Other Income (Expense)

Other income (expense) is comprised of the following:

	Three Months Ended May 31,
	2017	2016
Foreign currency loss	$(832)	$(706)
Interest income	18	25
Rental income	144	173
Miscellaneous	(350)	(4)
Total other, net	$(1,020)	$(512)

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

(17)    Foreign Currency

The Company has a subsidiary in Venezuela. Venezuela is currently experiencing significant political and civil unrest and economic instability and has implemented various foreign currency and price controls. The country has also experienced high rates of inflation over the last several years. The President of Venezuela has the authority to legislate certain areas by decree, which allows the government to nationalize certain industries or expropriate certain companies and property. These factors have had a negative impact on our business and our financial condition. In 2003, Venezuela created the Commission of Administration of Foreign Currency ("CADIVI") which establishes and administers currency controls and their associated rules and regulations. These controls include creating a fixed exchange rate between the Bolivar Fuerte and the U.S. Dollar, and the ability to restrict the exchange of Bolivar Fuertes for U.S. Dollars and vice versa.

Effective January 1, 2010, according to the guidelines in ASC 830, "Foreign Currency," Venezuela was designated as a hyper-inflationary economy.  A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3-year period.  The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars.  The Company transitioned to hyper-inflationary accounting on March 1, 2010 for Venezuela and continues to account for the subsidiary under this method.

From February 2013 through March 2016, the official exchange rate of the Venezuelan Bolivar Fuerte was 6.3 per U.S. dollar; however, since January 2014, the Venezuelan government has created multiple alternative exchange rates designated to be used for the purchase of goods and services deemed non-essential. In February 2015, the Venezuelan government introduced a new currency system, referred to as the Marginal Currency System, or SIMADI rate. This market-based exchange system consisted of a mechanism from which both businesses and individuals were allowed to purchase and sell foreign currency at the price set by the market. In March 2016, the Venezuelan government enacted further changes to its foreign currency exchange mechanisms, including a 59% devaluation of the official government exchange rate (re-named DIPRO) from 6.3 bolivars to 10.0 bolivars to the U.S. dollar.  Additionally, the SIMADI exchange rate was replaced by the DICOM, a new floating exchange rate for non-essential imports. The Venezuelan government reported that the DICOM exchange rate would be allowed to float to meet market needs. In May 2017, the Venezuelan government significantly devalued this currency further and as of May 31, 2017, the published DIPRO and DICOM rates offered were 10.0 and 2,010 bolivars to the U.S. dollar, respectively. As of May 31, 2017, the DICOM rate continues to be the appropriate rate to use for remeasuring its Venezuelan subsidiary’s financial statements. Total net currency exchange losses for Venezuela of $(84) were recorded for the three months ended May 31, 2017, as compared to $(69) for the three months ended May 31, 2016, and are included in Other Income (Expense) on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Our investment in Venezuela mainly consists of $3,645 of properties that are currently being held for investment purposes. No impairments were recorded related to these properties during the three months ended May 31, 2017. The Company continues to monitor closely the continued economic instability, increasing inflation and currency restrictions imposed by the government and will continue to evaluate its local properties. Further devaluations or regulatory actions could impair the carrying value of these properties.

(18)     Lease Obligations

At May 31, 2017, the Company was obligated under non-cancelable operating leases for equipment, as well as warehouse and office facilities for minimum annual rental payments as follows:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Operating Leases
2018	$4,345
2019	1,491
2020	457
2021	245
2022	187
Thereafter	364
Total minimum lease payments	$7,089

The Company has capital leases with a total lease liability of $3,685 at May 31, 2017. These leases have maturities through Fiscal 2022.

(19)     Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	May 31, 2017	February 28, 2017	May 31, 2017	February 28, 2017	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,899,370	21,899,370	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	2,168,074	2,168,074	N/A	N/A	N/A

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

On September 1, 2015, Voxx acquired a majority voting interest in substantially all of the assets and certain specified liabilities of EyeLock, Inc. and EyeLock Corporation, a market leader of iris-based identity authentication solutions, through a newly-formed entity, EyeLock LLC. In connection with the acquisition, the Company entered into a Loan Agreement with EyeLock LLC. The terms of the Loan Agreement allowed EyeLock LLC to borrow up to $12,000, at an interest rate of 10%. During the second and third quarters of Fiscal 2017, as well as during the first quarter of Fiscal 2018, the Company issued three convertible promissory notes to EyeLock LLC, allowing EyeLock to borrow up to a

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

total of $15,000 in additional funds. The outstanding principal balance of these promissory notes are convertible at the sole option of Voxx into units of EyeLock LLC. The convertible promissory notes bear interest at 10% and can be used for working capital purposes related to new business opportunities. If Voxx chooses not to convert into equity, the outstanding loan principal will be repaid at a multiple ranging from 1.35 to 1.45 based on the repayment date. Amounts outstanding under the first loan agreement, as well as the convertible promissory note executed during the second quarter of Fiscal 2017 are due on September 1, 2017, while amounts outstanding under the convertible promissory note executed during the third quarter of Fiscal 2017 are due on November 1, 2017 and amounts outstanding under the convertible note executed during the first quarter of Fiscal 2018 are due on April 24, 2018. All three agreements include customary events of default and are collateralized by all of the property of Eyelock LLC.

We determined that we hold a variable interest in EyeLock LLC as a result of:

•our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and

•the loan agreements with EyeLock LLC, executed in conjunction with the acquisition, as well as during Fiscal 2017 and Fiscal 2018. The total outstanding balance of these loans as of May 31, 2017 was $25,345.
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

Assets and Liabilities of EyeLock LLC
The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheet as of May 31, 2017 and February 28, 2017:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	May 31, 2017	February 28, 2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$26	$11
Accounts receivable, net	352	295
Inventory, net	181	135
Prepaid expenses and other current assets	207	189
Total current assets	766	630
Property, plant and equipment, net	251	276
Intangible assets, net	38,422	39,187
Other assets	90	96
Total assets	$39,529	$40,189
Liabilities and Partners' Equity
Current liabilities:
Accounts payable	$439	$710
Accrued expenses and other current liabilities	4,415	3,506
Total current liabilities	4,854	4,216
Long-term debt	25,345	22,098
Other long-term liabilities	1,200	1,200
Total liabilities	31,399	27,514
Commitments and contingencies
Partners' equity:
Capital	41,153	40,891
Retained earnings	(33,023)	(28,216)
Total partners' equity	8,130	12,675
Total liabilities and partners' equity	$39,529	$40,189

Revenue and Expenses of EyeLock LLC
The following table sets forth the revenues and expenses of EyeLock LLC that were included in our Consolidated Statements of Operations for the three months ended May 31, 2017 and 2016, respectively:

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Three months ended
May 31, 2017
Net sales	$64
Cost of sales	(22)
Gross profit	86
Operating expenses:
Selling	593
General and administrative	1,658
Engineering and technical support	2,033
Total operating expenses	4,284
Operating loss	(4,198)
Interest and bank charges	(609)
Loss before income taxes	(4,807)
Income tax expense	—
Net loss	$(4,807)

		Three months ended
		May 31, 2016
Net sales		$47
Cost of sales		9
Gross profit		38
Operating expenses:
Selling		670
General and administrative		1,686
Engineering and technical support		2,056
Total operating expenses		4,412
Operating loss		(4,374)
Interest and bank charges		(275)
Loss before income taxes		(4,649)
Income tax expense		—
Net loss	—	$(4,649)

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
Our Consumer Accessories segment designs, markets and distributes remote controls; wireless and Bluetooth speakers; karaoke products; action cameras; iris identification and security related products; personal sound amplifiers; infant/

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

nursery products; and A/V connectivity, portable/home charging, reception, and digital consumer products.
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

Segment data for each of the Company's segments are presented below:

	Automotive	Premium Audio	Consumer Accessories	Corporate/ Eliminations	Total
Three Months Ended May 31, 2017
Net sales	$81,303	$37,728	$39,928	$144	$159,103
Equity in income of equity investees	1,803	—	—	—	1,803
Interest expense and bank charges	915	1,944	1,712	(2,658)	1,913
Depreciation and amortization expense	1,675	883	1,164	723	4,445
Income (loss) before income taxes	3,981	(3,871)	(7,125)	(1,954)	(8,969)

Three Months Ended May 31, 2016
Net sales	$81,406	$32,134	$41,685	$231	$155,456
Equity in income of equity investees	1,808	—	—	—	1,808
Interest expense and bank charges	953	1,193	1,021	(1,472)	1,695
Depreciation and amortization expense	1,861	865	1,155	668	4,549
Income (loss) before income taxes	1,466	(523)	(5,549)	(2,906)	(7,512)

(22)    Contingencies

The Company is currently, and has in the past been a party to various routine legal proceedings incident to the ordinary course of business.  If management determines, based on the underlying facts and circumstances, that it is probable a loss will result from a litigation contingency and the amount of the loss can be reasonably estimated, the estimated loss is accrued for.  The Company does not believe that any of its current outstanding litigation matters will have a material adverse effect on the Company's financial statements, individually, or in the aggregate.

The products the Company sells are continually changing as a result of improved technology.  As a result, although the Company and its suppliers attempt to avoid infringing known proprietary rights, the Company may be subject to legal proceedings and claims for alleged infringement by patent, trademark or other intellectual property owners.  Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, or require the Company to either enter into royalty or license agreements that are not advantageous to the Company, or pay material amounts of damages.

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

Retrospective or modified retrospective application of the accounting standard is required. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” an amendment deferring the effective date of ASU 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016. The FASB issued additional amendments to the initial guidance in March 2016, April 2016, May 2016, December 2016 and February 2017 within ASU 2016-08, ASU 2016-10, ASU 2016-11 ASU 2016-12, ASU 2016-20 and ASU 2017-05. We expect to adopt the provisions of ASU 2014-09 effective March 1, 2018.

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

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory.” The new standard amends the guidelines for the measurement of inventory from lower of cost or market to the lower of cost and net realizable value (NRV). NRV is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Under existing standards, inventory is measured at lower of cost or market, which requires the consideration of replacement cost, NRV and NRV less an amount that approximates a normal profit margin. This ASU eliminates the requirement to determine and consider replacement cost or NRV less an approximately normal profit margin for inventory measurement. This standard was effective for the quarter ended May 31, 2017 and did not have a material impact on the Company's consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-05, "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force)." ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 was effective for the quarter ended May 31, 2017 and did not have a material impact on the consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-07, "Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting," which eliminates the retroactive adjustments to an investment upon it qualifying for the equity method of accounting as a result of an increase in the level of ownership interest or degree of

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

influence by the investor. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment qualifies for equity method accounting. ASU 2016-07 was effective for the quarter ended May 31, 2017 and did not have a material effect on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties That are Under Common Control.” This update amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. The amendments in this ASU were effective for the quarter ended May 31, 2017 and did not have a material impact on the consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20)-Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is effective for fiscal years beginning after December 15, 2018 and is not expected to have a significant impact on our financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting," which amends the scope of modification accounting for share-based payment arrangements. The standard provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The new standard is effective for annual periods beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

(24)    Subsequent Event

On June 25, 2017, the Company entered into a definitive agreement to sell Hirschmann Car Communication GmbH and its worldwide subsidiaries (collectively, “Hirschmann”), to a subsidiary of TE Connectivity Ltd. Under the terms of the Stock Purchase Agreement (the “Agreement”), TE Connectivity (“TE”) will acquire all of the outstanding stock of Hirschmann for a total consideration of €148,500 or approximately $166,000, subject to certain contingencies and adjustments, less related transaction fees and expenses. Voxx International (Germany) GmbH, the Company's German wholly-owned subsidiary, is the selling entity in this transaction.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The Agreement contains representations, warranties and covenants that are customary for a transaction of this size and nature. The completion of the acquisition is subject to customary closing conditions and regulatory approvals. The Hirschmann subsidiary group, which is included within the Automotive segment, will be presented as discontinued operations in accordance with ASC 205-20 for the Company's second quarter ending August 31, 2017.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three months ended May 31, 2017 compared to the three months ended May 31, 2016. Next, we present EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share for the three months ended May 31, 2017 compared to the three months ended May 31, 2016 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

Unless specifically indicated otherwise, all amounts presented in our MD&A below are in thousands, except share and per share data.

Business Overview

VOXX International Corporation ("Voxx," "We," "Our," "Us" or the "Company") is a leading international manufacturer and distributor in the Automotive, Premium Audio and Consumer Accessories industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through seventeen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., Voxx German Holdings GmbH ("Voxx Germany"), Audiovox Venezuela, C.A., Audiovox Canada Limited, Voxx Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Klipsch Holding LLC ("Klipsch"), Car Communication Holding GmbH ("Hirschmann"), Omega Research and Development, LLC ("Omega") and Audiovox Websales LLC, as well as a majority owned subsidiary, EyeLock LLC ("EyeLock"). We market our products under the Audiovox® brand name and other brand names and licensed brands, such as 808®, AR for Her, Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energy®, Heco®, Hirschmann Car Communication®, Incaar™, Invision®, Jamo®, Jensen®, Klipsch®, Mac Audio™, Magnat®, Mirage®, myris®, Oehlbach®, Omega®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories, Schwaiger®, Recoton®, Terk® and VoxxHirschmann, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products, 360Fly® Action Cameras and Singtrix®, the next generation in karaoke.

On June 25, 2017, the Company entered into a definitive agreement to sell Hirschmann Car Communication GmbH and its subsidiaries. See Note 24 for more details of this subsequent event.

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

Acquisitions

On April 6, 2017, Voxx acquired the inventory and all intellectual property, including patents and trademarks, of Rosen Electronics LLC. As consideration for the Rosen asset purchase, the Company paid $1,814. In addition, the Company agreed to pay a 2% royalty related to future net sales of Rosen products for three years. The purpose of this acquisition was to increase the Company's market share and strengthen its intellectual property related to the rear seat entertainment market. Details of the tangible and intangible assets acquired are outlined in Note 2 of this report.

Critical Accounting Policies and Estimates

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; sales incentives; accounts receivable reserves; inventory reserves; goodwill and other intangible assets; warranties; stock-based compensation; income taxes; and the fair value measurements of financial assets and liabilities.  A summary of the Company's critical accounting policies is identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the fiscal year ended February 28, 2017. Since February 28, 2017, there have been no changes in our critical accounting policies or changes to the assumptions and estimates related to them.

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations and comprehensive income (loss), which present the results of our operations for the three months ended May 31, 2017 and 2016.

The following tables set forth, for the periods indicated, certain statements of operations data for the three months ended May 31, 2017 and 2016.

Net Sales

	May 31,
	2017	2016	$ Change	% Change
Three Months Ended:
Automotive	$81,303	$81,406	$(103)	(0.1)%
Premium Audio	37,728	32,134	5,594	17.4
Consumer Accessories	39,928	41,685	(1,757)	(4.2)
Corporate	144	231	(87)	(37.7)
Total net sales	$159,103	$155,456	$3,647	2.3%

Automotive sales represented 51.1% of the net sales for the three months ended May 31, 2017, compared to 52.4% in the prior year period. The Company experienced a decrease in automotive sales during the three months ended May 31, 2017 primarily due to the continued decline in satellite radio sales, as a result of more vehicles being built equipped with these products as standard vehicle options. Additionally, the Company had a decrease in sales related to its international OEM manufacturing line as a result of the completion of a program with Bentley during the first quarter of Fiscal 2018, with final spare parts shipment during the quarter. As an offset to these decreases, the Company saw an increase in tuner and antenna sales internationally during the three months ended May 31, 2017, as well as an increase in sales from its domestic OEM manufacturing lines as a result of additional vehicle models added to existing programs with Subaru, as well as due to GM offering certain of the Company's products as factory options during the first quarter of Fiscal 2018. Additionally, as a result of the Company's acquisition of Rosen Electronics LLC during the first quarter of Fiscal 2018, the Company saw an increase in aftermarket overhead and headrest DVD player sales for the three months ended May 31, 2017, as compared to the prior year.

Premium Audio sales represented 23.7% of our net sales for the three months ended May 31, 2017, compared to 20.7% in the prior year period. Sales have increased in this segment primarily as a result of the introduction of several new products, including various lines of HD wireless desktop and bookshelf size speakers, wireless soundbars and multi-room streaming audio systems. These products were all primarily launched during Fiscal 2017 and have been continuing to experience strong sales for the segment for the three months ended May 31, 2017. The Company also offered several close out promotions on certain soundbar models that are being phased out to make room for new product lines and resulted in further sales increases as a result of these promotions. The Company also experienced an increase in sales of several of its existing lines of home entertainment speakers due to successful marketing and promotional activity. These increases were partially offset by decreases in commercial speaker sales during the three months ended May 31, 2017 primarily as a result of the delay of certain projects and programs.

Consumer Accessory sales represented 25.1% of our net sales for the three months ended May 31, 2017, compared to 26.8% in the comparable prior year period. The Company experienced a decrease in consumer accessory sales due to factors including a decline in sales of the 360Fly action camera product, as certain of the Company's retailer vendors did not renew orders of the product during the first quarter. There was also a decrease in sales of hook-up products; remotes; clock radios; docking stations; reception products, such as antennas; and power products, such as cables and surge protectors, due to competition, changes in demand and changes in technology during the three months ended May 31, 2017. As an offset to these declines, the Company experienced an increase in sales of wireless speakers during the three months ended May 31, 2017, as compared to the prior year. While the sales of wireless speakers in this segment have remained strong since their initial launch, the Company had experienced declines during Fiscal 2017 due to the leveling out from load in shipments to fill customer inventory pipelines in the previous year. The Company is now beginning to see increases in sales of its wireless speaker lines again due to new orders and placements at retailers, as well as due to the launch of new product lines. The Company also experienced increases in sales during the three months ended May 31, 2017 related to its new Project Nursery product line, which includes baby monitors and which launched in the second quarter of Fiscal 2017. Additionally, during the three months ended May 31, 2017, the Company experienced an increase in international sales, primarily due to the roll out of an upgrade to the digital broadcasting platform in Europe during Fiscal 2017, which has required consumers to purchase new equipment, such as set top boxes.

Gross Profit and Gross Margin Percentage

	May 31,
	2017	2016	$ Change	% Change
Three Months Ended:
Automotive	$23,912	$24,415	$(503)	(2.1)%
	29.4%	30.0%
Premium Audio	10,175	11,133	(958)	(8.6)
	27.0%	34.6%
Consumer Accessories	9,503	10,292	(789)	(7.7)
	23.8%	24.7%
Corporate	149	261	(112)	(42.9)
	$43,739	$46,101	$(2,362)	(5.1)%
	27.5%	29.7%

Gross margins in the Automotive segment decreased 60 basis points for the three months ended May 31, 2017 as compared to the prior year. The margin decline was primarily related to the Company's tuner and antenna products due to price reductions on certain products. This was offset by an increase in sales of higher margin products within the OEM manufacturing line during the three months ended May 31, 2017, as well as decreased sales of lower margin products such as satellite radio fulfillments.

Gross margins in the Premium Audio segment decreased 760 basis points for the three months ended May 31, 2017 as compared to the comparable prior year period. During the first quarter, the decline in margins was primarily a result of heavy promotions of older soundbar models that the Company is phasing out in order to make way for a new line of products. The Company's newer wireless soundbars and speakers, which have generated strong sales for the Company during the three months ended May 31,

2017, have also produced lower margins. As an offset to these declines, the segment did experience an increase in sales of certain higher margin products, such as home entertainment speakers for the three months ended May 31, 2017.

Gross margins in the Consumer Accessories segment decreased 90 basis points for the three months ended May 31, 2017, as compared to the prior year period. For the three months ended May 31, 2017, margins were negatively impacted by decreased sales of certain higher margin products, including remotes, hookup and power products. Additionally, during the three months ended May 31, 2016, certain warranty reserves were released and adjusted based on actual sales and warranty activity. As a result , warranty expense during the three months ended May 31, 2017 is higher as compared to the prior year period and has resulted in a further decline in the margin for the first quarter. These decreases were partially offset by an increase in sales of higher margin products, such as the Company's new Project Nursery line of baby monitors, as well as an improvement in the international product mix and an increase in sales of the segment's wireless speakers. There was also a decrease in sales of action cameras during the three months ended May 31, 2017. As the sales of this product generally produce lower margins for the Company, the decrease in sales offset the overall decline in margins for the quarter.

Operating Expenses

	May 31,
	2017	2016	$ Change	% Change
Three Months Ended:
Operating expenses:
Selling	$13,792	$12,664	$1,128	8.9%
General and administrative	27,192	27,071	121	0.4
Engineering and technical support	10,594	13,479	(2,885)	(21.4)
Total operating expenses	$51,578	$53,214	$(1,636)	(3.1)%

Total operating expenses have decreased for the three months ended May 31, 2017 as compared with the three months ended May 31, 2016. The primary driver of this decrease is related to research and development expenses within engineering and technical support. During the three months ended May 31, 2017, Hirschmann experienced a significant increase in reimbursements for development services as compared to the prior year period, which caused a large decrease in the Company's overall research and development expense for the quarter, as these development service reimbursements are recorded as a reduction of research and development expense. Certain other subsidiaries also decreased their research and development spending slightly during the three months ended May 31, 2017 as a result of some products nearing their launch dates. Concerning general and administrative expenses, the Company experienced a decline in occupancy costs related to the consolidation of the Company's shared services into one location, which was completed during the fourth quarter of Fiscal 2017, as well as in professional fees, but was offset by expense increases related to the implementation of a new payroll and time-sheet system that took effect during the fourth quarter of Fiscal 2017. Selling expenses increased during the three months ended May 31, 2017 due to advertising expense as a result of in-store vignettes and displays used during the quarter, as well as due to a modest increase in salary and benefit expenses.

Other (Expense) Income

	May 31,
	2017	2016	$ Change	% Change
Three Months Ended:
Interest and bank charges	$(1,913)	$(1,695)	$(218)	12.9%
Equity in income of equity investees	1,803	1,808	(5)	(0.3)
Other, net	(1,020)	(512)	(508)	99.2
Total other (expense) income	$(1,130)	$(399)	$(731)	183.2%

Interest and bank charges represent expenses for the Company's bank obligations, interest related to capital leases and amortization of debt issuance costs. The increase in these expenses for the three months ended May 31, 2017 is due to both a higher average outstanding balance on the Company's Amended Credit Facility, as well as an increase in capital leases as compared to the prior year period.

Equity in income of equity investees represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA"). The performance of ASA remained relatively consistent during the three months ended May 31, 2017 as compared to the prior year.

Other, net, during the three months ended May 31, 2017, primarily included net foreign currency losses of $(832), interest income of $18, and rental income of $144, while Other, net, during the three months ended May 31, 2016, primarily included foreign currency losses of $(706), interest income of $25 and rental income of $173.

Income Tax Provision

The effective tax rate for the three months ended May 31, 2017 was an income tax benefit of 45.3%, compared to an income tax benefit of 18.5%, in the comparable prior period.  The effective tax rate for the three months ended May 31, 2017 differs from the statutory rate of 35% primarily due to the mix of domestic and foreign earnings, and an income tax provision resulting from the increase in deferred tax liabilities related to indefinite-lived intangibles.

Net Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with net income and basic and diluted net income per common share.

	Three Months Ended May 31,
	2017	2016
Net loss attributable to Voxx International Corporation	$(3,031)	$(4,308)
Net loss per common share:
Basic	$(0.13)	$(0.18)
Diluted	$(0.13)	$(0.18)

The net loss for both the three months ended May 31, 2017, and May 31, 2016 were unfavorably impacted by net losses incurred by EyeLock LLC, the Company's majority owned subsidiary. The losses were offset in both periods by income tax benefits, as well as by the performance of the Company's equity investment, ASA.

EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per Common Share

EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share are not financial measures recognized by GAAP. EBITDA represents net income (loss), computed in accordance with GAAP, before interest expense and bank charges, taxes, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for stock-based compensation expense. Depreciation, amortization and stock-based compensation are non-cash items. Diluted Adjusted EBITDA per common share represents the Company's diluted earnings per common share based on Adjusted EBITDA.
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

Reconciliation of GAAP Net Income (Loss) to EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per Common Share

	Three Months Ended May 31,
	2017	2016
Net income attributable to Voxx International Corporation	$(3,031)	$(4,308)
Adjustments:
Interest expense and bank charges (1)	1,676	1,588
Depreciation and amortization (1)	4,137	4,243
Income tax benefit	(4,063)	(1,392)
EBITDA	(1,281)	131
Stock-based compensation	142	175
Adjusted EBITDA	$(1,139)	$306
Diluted income per common share	$(0.13)	$(0.18)
Diluted Adjusted EBITDA per common share	$(0.05)	$0.01

(1) For purposes of calculating Adjusted EBITDA for the Company, interest expense and bank charges, as well as depreciation and amortization have been adjusted in order to exclude the non-controlling interest portion of these expenses attributable to EyeLock LLC.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of May 31, 2017, we had working capital of $144,591 which includes cash and cash equivalents of $8,060, compared with working capital of $143,281 at February 28, 2017, which included cash and cash equivalents of $7,800. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions or to pay down our debt.

Operating activities provided cash of $427 for the three months ended May 31, 2017, principally due to increases in accounts payable, accrued expenses and other liabilities, which was offset by increases in the Company's inventory and prepaid expenses. For the three months ended May 31, 2016, operating activities used cash of $6,544 due primarily to increases in the Company's inventory balance and decreases in accrued expenses and income taxes payable, which was offset by decreases in accounts receivable as a result of collections and factoring of certain trade accounts receivable balances.

•	The Company experienced a decrease in annual accounts receivable turnover to 7.1 during the three months ended May 31, 2017 compared to 7.9 during the three months ended May 31, 2016.

•	Annual inventory turnover decreased slightly to 2.5 during the three months ended May 31, 2017 from 2.6 during the three months ended May 31, 2016.

Investing activities used cash of $4,620 during the three months ended May 31, 2017 as a result of capital additions, as well as the acquisition of the inventory and all intellectual property of Rosen Electronics LLC. For the three months ended May 31, 2016, investing activities used cash of $2,292, primarily as a result of capital additions made during the quarter.

Financing activities provided cash of $3,890 during the three months ended May 31, 2017 and $4,903 in the three months ended May 31, 2016, primarily due to borrowings of bank obligations, net of repayments.

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

On April 26, 2016, the Company amended and restated the Credit Facility ("Amended Credit Facility"). The Amended Credit Facility provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000, and a term loan in the amount of $15,000. The Amended Credit Facility also includes a $15,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Amended Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 15(b)). As of May 31, 2017, $86,075 was outstanding under the revolving credit facility. The remaining availability under revolving credit line of the Amended Credit Facility was $16,710 as of May 31, 2017.

The balance outstanding on the term loan at May 31, 2017 was $11,250. The term loan is repayable in consecutive quarterly installments of $938 through April 1, 2020. All other amounts outstanding under the Amended Credit Facility will mature and become due on April 26, 2021; however, it is subject to acceleration upon the occurrence of an Event of Default (as defined in the Amended Credit Agreement). The Company may prepay any amounts outstanding at any time, subject to payment of certain breakage and redeployment costs relating to LIBOR Rate Loans; provided that the term loan shall not be voluntarily prepaid except as set forth in the agreement. The commitments under the Amended Credit Facility may be irrevocably reduced at any time, without premium or penalty as set forth in the agreement.

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

The Obligations under the loan documents are secured by a general lien on and security interest in substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles and inventory. The Company has guaranteed the obligations of the borrowers under the Amended Credit Agreement.

As of May 31, 2017, a total of $97,325 was outstanding under the Amended Credit Facility compared to $92,793 at February 28, 2017. The increase in the outstanding credit facility balance as of May 31, 2017 is principally a result of support provided to the Company's EyeLock LLC subsidiary.

On June 25, 2017, the Company entered into a definitive agreement to sell Hirschmann Car Communication GmbH and its worldwide subsidiaries (collectively, “Hirschmann”), to a subsidiary of TE Connectivity Ltd. Under the terms of the Stock Purchase Agreement, TE Connectivity will acquire all of the outstanding stock of Hirschmann for a total consideration of €148,500 or approximately $166,000, subject to certain contingencies and adjustments, less related transaction fees and expenses. The Company anticipates closing the transaction on or about August 31, 2017. Upon closing, the Company's intention is to use the net proceeds of the transaction to pay down the outstanding balance of its Amended Credit Facility.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At May 31, 2017, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period (9)
		Less than	2-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$3,685	$893	$1,789	$1,003	$—
Operating leases (2)	7,089	4,345	1,948	432	364
Total contractual cash obligations	$10,774	$5,238	$3,737	$1,435	$364

Other Commitments
Bank obligations (3)	$102,442	$8,867	$7,500	$86,075	$—
Stand-by and commercial letters of credit (4)	1,056	1,056	—	—	—
Other (5)	13,549	1,553	4,507	1,000	6,489
Profit sharing payments (6)	34	34	—	—	—
Pension obligation (7)	9,359	255	782	561	7,761
Unconditional purchase obligations (8)	105,510	105,510	—	—	—
Total other commitments	231,950	117,275	12,789	87,636	14,250
Total commitments	$242,724	$122,513	$16,526	$89,071	$14,614

1.
Represents total principal payments due under capital lease obligations which have a total current (included in other current liabilities) and long-term principal balance of $893 and $2,792, respectively at May 31, 2017.

2.	We enter into operating leases in the normal course of business.

3.	Represents amounts outstanding under the Company's Amended Credit Facility, Hirschmann's line of credit and the Voxx Germany Euro asset-based lending facility at May 31, 2017.

4.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.

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

None noted.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 23 to our consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

Voxx conducts business in various non-U.S. countries, including Germany, Hungary, Canada, Mexico, China, Denmark, the Netherlands, and France and thus is exposed to market risk for changes in foreign currency exchange rates. A cumulative foreign currency translation loss of $(34,472) related to the Company’s foreign subsidiaries is included in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet at May 31, 2017. The aggregate foreign currency transaction exchange rate losses included in determining income before income taxes were $(832) for the three months ended May 31, 2017, compared to $(706) for the three months ended May 31, 2016. For the three months ended May 31, 2017, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $6,500 and net income of approximately $60. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela did not have any sales for the three months ended May 31, 2017. Approximately $59 of assets invested in Venezuela are cash related and are subject to government foreign exchange controls. The Company also maintains $3,645 in real estate property in Venezuela that could be subject to government foreign exchange controls upon their ultimate sale, or as a result of additional currency restrictions.

The Company enters into forward foreign currency contracts which are utilized to hedge a portion of its foreign currency inventory purchases, local operating expenses, as well as its general economic exposure to foreign currency fluctuations created in the normal course of business. As of May 31, 2017, the total net fair value of our forward foreign currency contracts recorded in Accrued expenses and other liabilities and Prepaid expenses and other current assets on our Consolidated Balance Sheet was $(680). Total gains recognized related to forward foreign currency contracts settled during the three months ended May 31, 2017 were $299, compared to $324 during the three months ended May 31, 2016.

Interest

In connection with the Amended Credit Facility and the Florida Mortgage, we have debt outstanding in the amount of $97,325 and $8,988, respectively, at May 31, 2017. Interest on the Amended Credit Facility is charged at a range of LIBOR plus 0.75 - 2.25% and interest on the Florida Mortgage is charged at 70% of 1-month LIBOR plus 1.54%. The Company also has debt outstanding with variable interest rates on its Euro asset based lending obligation and Hirschmann line of credit in Germany (see Note 15(c) and (g)). The Company currently has one interest rate swap for the Florida Mortgage with a notional amount of $8,988 at May 31, 2017. This swap locks the interest rate at 3.48% (inclusive of credit spread) on the Florida Mortgage through the mortgage end date of March 2026.

As of May 31, 2017, the total net fair value of the interest rate swap recorded in Other liabilities on our Consolidated Balance Sheet is $(342), which represents the amount that would be received/(paid) upon unwinding the interest rate swap agreement based on market conditions on that date. Changes in the fair value of these interest rate swap agreements are reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated Other Comprehensive Income (Loss) since the hedges are deemed fully effective. During the three months ended May 31, 2016, the Company unwound an interest rate swap, resulting in a charge to interest expense of $(114), representing the fair value of the interest rate swap on the date of the unwind.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of May 31, 2017 to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three month period ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 22 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Note 15 of the Form 10-K for the fiscal year ended February 28, 2017 for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended February 28, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of common stock repurchased during the three months ended May 31, 2017.

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

101
The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended May 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets , (ii), the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

July 10, 2017

By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer