Form 10-Q
period 2017-08-31
VOXX International Corp
filed 2017-10-10
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

 or

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
Yes   ☒ No   ☐

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of October 6, 2017
Class A Common Stock	21,920,011	Shares
Class B Common Stock	2,260,954	Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	August 31, 2017	February 28, 2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$45,821	$956
Accounts receivable, net	70,956	79,971
Inventory, net	142,053	122,352
Receivables from vendors	617	634
Prepaid expenses and other current assets	23,543	12,332
Income tax receivable	1,644	1,596
Assets held for sale, current	—	55,507
Total current assets	284,634	273,348
Investment securities	8,763	10,388
Equity investments	21,340	21,926
Property, plant and equipment, net	66,197	65,589
Goodwill	53,916	53,905
Intangible assets, net	153,403	154,939
Deferred income taxes	23	23
Other assets	6,541	1,699
Assets held for sale, non-current	—	86,669
Total assets	$594,817	$668,486
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$44,146	$46,244
Accrued expenses and other current liabilities	49,227	32,110
Income taxes payable	2,320	703
Accrued sales incentives	13,033	13,154
Current portion of long-term debt	6,770	9,215
Liabilities held for sale, current	—	28,641
Total current liabilities	115,496	130,067
Long-term debt, net of debt issuance costs	8,842	97,747
Capital lease obligation	849	926
Deferred compensation	3,624	3,844
Deferred income tax liabilities	28,757	27,627
Other tax liabilities	3,328	3,194
Other long-term liabilities	3,389	2,125
Liabilities held for sale, non-current	—	11,641
Total liabilities	164,285	277,171
Commitments and contingencies
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 19)	—	—
Common stock:
Class A, $.01 par value, 60,000,000 shares authorized, 24,068,105 and 24,067,444 shares issued and 21,900,011 and 21,899,370 shares outstanding at August 31, 2017 and February 28, 2017, respectively	256	256

Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	295,847	295,432
Retained earnings	173,445	159,369
Accumulated other comprehensive loss	(15,478)	(43,898)
Treasury stock, at cost, 2,168,094 and 2,168,074 shares of Class A Common Stock at August 31, 2017 and February 28, 2017, respectively	(21,176)	(21,176)
Total VOXX International Corporation stockholders' equity	432,916	390,005
Non-controlling interest	(2,384)	1,310
Total stockholders' equity	430,532	391,315
Total liabilities and stockholders' equity	$594,817	$668,486
See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income
 (In thousands, except share and per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
Net sales	$113,470	$118,325	$228,293	$232,225
Cost of sales	85,049	85,882	169,728	167,809
Gross profit	28,421	32,443	58,565	64,416

Operating expenses:
Selling	10,652	9,924	23,061	21,306
General and administrative	20,640	18,021	40,837	38,148
Engineering and technical support	7,383	6,609	14,037	14,655
Total operating expenses	38,675	34,554	77,935	74,109
Operating loss	(10,254)	(2,111)	(19,370)	(9,693)

Other (expense) income:
Interest and bank charges	(1,843)	(1,729)	(3,635)	(3,293)
Equity in income of equity investees	1,927	1,545	3,730	3,353
Investment gain	1,416	—	1,416	—
Other, net	(7,629)	223	(8,636)	(257)
Total other (expense) income, net	(6,129)	39	(7,125)	(197)

Loss from continuing operations before income taxes	(16,383)	(2,072)	(26,495)	(9,890)
Income tax expense (benefit) from continuing operations	3,465	(5,543)	(3,963)	(6,940)
Net (loss) income from continuing operations	(19,848)	3,471	(22,532)	(2,950)

Net income (loss) from discontinued operations, net of tax (Note 2)	34,931	(2,167)	32,710	(1,866)
Net income (loss)	15,083	1,304	10,178	(4,816)
Less: net loss attributable to non-controlling interest	(2,023)	(1,716)	(3,898)	(3,528)
Net income (loss) attributable to VOXX International Corporation	$17,106	$3,020	$14,076	$(1,288)

Other comprehensive income (loss):
Foreign currency translation adjustments	20,480	(680)	27,839	3,516
Derivatives designated for hedging	(134)	(21)	(1,186)	(512)
Pension plan adjustments	1,810	6	1,690	(52)
Unrealized holding gain (loss) on available-for-sale investment securities, net of tax	81	(3)	77	(8)
Other comprehensive income (loss), net of tax	22,237	(698)	28,420	2,944
Comprehensive income attributable to VOXX International Corporation	$39,343	$2,322	$42,496	$1,656

Earnings (loss) per share - basic:
Continuing operations	$(0.74)	$0.21	$(0.77)	$0.02
Discontinued operations	$1.45	$(0.09)	$1.35	$(0.08)
Attributable to VOXX International Corporation	$0.71	$0.12	$0.58	$(0.05)

Earnings (loss) per share - diluted:
Continuing operations	$(0.74)	$0.21	$(0.77)	$0.02
Discontinued operations	$1.45	$(0.09)	$1.35	$(0.08)
Attributable to VOXX International Corporation	$0.71	$0.12	$0.58	$(0.05)

Weighted-average common shares outstanding (basic)	24,160,680	24,160,324	24,160,502	24,160,324
Weighted-average common shares outstanding (diluted)	24,160,680	24,242,447	24,160,502	24,255,341

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended August 31,
	2017	2016
Cash flows from operating activities:
Net loss from continuing operations	$(22,532)	$(2,950)
Net income (loss) from discontinued operations	32,710	(1,866)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,093	9,104
Amortization of debt discount	411	410
Bad debt expense	179	20
Non-cash bank charges	—	76
Non-cash interest on borrowings	—	1,053
Gain (loss) on forward contracts	6,389	(424)
Loss on interest rate swap unwind	—	114
Equity in income of equity investees	(3,730)	(3,353)
Distribution of income from equity investees	4,316	3,344
Deferred income tax benefit	1,347	(1,421)
Non-cash compensation adjustment	370	727
Stock based compensation expense	299	363
Gain on sale of property, plant and equipment	(10)	(5)
Gain on sale of RxNetworks	(1,416)	—
Gain on sale of Hirschmann	(36,118)	—
Changes in operating assets and liabilities:
Accounts receivable	11,331	6,497
Inventory	(16,783)	(15,517)
Receivables from vendors	240	943
Prepaid expenses and other	(18,032)	(1,172)
Investment securities-trading	345	(91)
Accounts payable, accrued expenses, accrued sales incentives and other liabilities	480	2,478
Income taxes payable	(1,096)	(5,347)
Net cash used in operating activities	(32,207)	(7,017)
Cash flows provided by (used in) investing activities:
Purchases of property, plant and equipment	(4,842)	(5,098)
Proceeds from sale of property, plant and equipment	10	9
Issuance of notes receivable	(2,000)	—
Proceeds from sale of long-term investment	2,617	—
Purchase of business	(1,814)	—
Proceeds from sale of Hirschmann, net of settlement of forward contracts	170,020	—
Net cash provided by (used in) investing activities	163,991	(5,089)
Cash flows provided by (used in) financing activities:
Principal payments on capital lease obligation	(419)	(237)
Repayment of bank obligations	(127,915)	(27,946)
Borrowings on bank obligations	36,057	32,767
Proceeds from exercise of stock options	5	—
Net cash (used in) provided by financing activities	(92,272)	4,584
Effect of exchange rate changes on cash	(1,491)	606

Net increase (decrease) in cash and cash equivalents		38,021		(6,916)
Cash and cash equivalents at beginning of period	(a)	7,800	(a)	11,767
Cash and cash equivalents at end of period		$45,821	(a)	$4,851

(a) Cash and cash equivalents at February 28, 2017, February 29, 2016 and August 31, 2016 include $6,844, $6,789, and $3,403, respectively, in current assets held for sale for Hirschmann.
See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

(1)    Basis of Presentation

The accompanying unaudited interim consolidated financial statements of VOXX International Corporation and Subsidiaries ("Voxx" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented.  The results of operations are not necessarily indicative of the results to be expected for the full fiscal year or any interim period.  These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 28, 2017. The Company's financial statements for the prior periods presented herein have been recast to reflect a certain business that was classified as discontinued operations during the second quarter of Fiscal 2018. See Note 2 for additional information.

We operate in three reportable segments, Automotive, Premium Audio and Consumer Accessories. See Note 21 for the Company's segment reporting disclosures.

(2)    Acquisitions and Dispositions

Rosen Electronics LLC
On April 18, 2017, Voxx acquired certain assets and assumed certain liabilities of Rosen Electronics LLC. As consideration for the Rosen asset purchase, the Company paid $1,814. In addition, the Company agreed to pay a 2% fee related to future net sales of Rosen products for three years.

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

The following summarizes the preliminary allocation of the purchase price for the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Inventory	$2,314
Goodwill	10
Intangible assets including trademarks and customer relationships	520
Total assets acquired	$2,844

Liabilities assumed:
Warranty accrual	$500
Other liabilities acquired	530
Total	$1,030
Total purchase price	$1,814

Hirschmann Car Communication GmbH
On August 31, 2017 (the "Closing Date"), the Company completed its sale of Hirschmann Car Communication GmbH and its subsidiaries (collectively, “Hirschmann”) to a subsidiary of TE Connectivity Ltd ("TE"). The consideration received by the Company was €148,500. The purchase price, at the exchange rate as of the close of business on the Closing Date approximated $177,000, and is subject to adjustment based upon the final working capital. VOXX International (Germany) GmbH, the Company's German wholly-owned subsidiary, was the selling entity in this transaction.

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The Hirschmann subsidiary group, which was included within the Automotive segment, qualified to be presented as a discontinued operation in accordance with ASC 205-20 beginning in the Company's second quarter ending August 31, 2017. Voxx will not have any continuing involvement in the Hirschmann business subsequent to the Closing Date.

In order to hedge the fluctuation in the exchange rate before closing, the Company entered into forward contracts totaling €148,500, which could be settled on dates ranging from August 31, 2017 through September 6, 2017. As the sale of Hirschmann closed on August 31, 2017, the Company settled all of the forward contracts on this date. The forward contracts were not designated for hedging and a total foreign currency loss of $(6,618) was recorded in continuing operations for the three and six months ended August 31, 2017 when the contracts were settled.

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operation to the amounts presented separately in the Company's Consolidated Balance Sheet:

February 28, 2017
Cash and cash equivalents	$6,844
Accounts receivable, net	10,670
Inventory, net	30,701
Receivables from vendors	31
Prepaid expenses and other current assets	7,261
Assets held for sale, current	$55,507
Property, plant and equipment, net	16,012
Goodwill	49,307
Intangible assets, net	21,350
Assets held for sale, non-current	$86,669
Accounts payable	14,899
Accrued expenses and other current liabilities	10,366
Income taxes payable	2,374
Current portion of long-term debt	1,002
Liabilities held for sale, current	$28,641
Capital lease obligation	474
Deferred compensation	380
Deferred income tax liabilities	2,528
Other long-term liabilities	8,259
Liabilities held for sale, non-current	$11,641
Net assets held for sale	$101,894

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the net income from discontinued operations, net of tax, presented separately in the Consolidated Statements of Operations and Comprehensive Income (Loss):

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
Net sales	$47,545	$40,937	$91,824	$82,492
Cost of sales	32,925	26,887	63,610	54,314
Gross profit	14,620	14,050	28,214	28,178

Operating expenses:
Selling	1,396	1,190	2,778	2,473
General and administrative	7,680	6,882	14,676	13,826
Engineering and technical support	3,982	4,682	7,920	10,115
Total operating expenses	13,058	12,754	25,374	26,414
Operating income of discontinued operations	1,562	1,296	2,840	1,764

Other (expense) income:
Interest and bank charges (a)	(157)	(140)	(279)	(271)
Other, net	150	(41)	138	(73)
Total other expense of discontinued operations, net	(7)	(181)	(141)	(344)

Gain on sale of discontinued operation before taxes	36,118	—	36,118	—
Total income from discontinued operation before taxes	37,673	1,115	38,817	1,420
Income tax expense on discontinued operation (b)	2,742	3,282	6,107	3,286
Income from discontinued operation, net of taxes	$34,931	$(2,167)	$32,710	$(1,866)
Income per share - basic	$1.45	$(0.09)	$1.35	$(0.08)
Income per share - diluted	$1.45	$(0.09)	$1.35	$(0.08)

(a) Includes an allocation of consolidated interest expense and interest expense directly related to debt assumed by the buyer. The allocation of consolidated interest expense was based upon the ratio of net assets of the discontinued operation to that of the Consolidated Company.

(b) The income tax expense on discontinued operations for the three and six months ended August 31, 2017, was positively impacted by an income tax benefit related to the partial reversal of the Company’s valuation allowance as the Company utilized a significant portion of its tax attributes to offset the U.S. tax gain related to sale of Hirschmann sale.

The following table presents supplemental cash flow information of the discontinued operation:

	Six Months Ended August 31,
	2017	2016
Operating activities:
Depreciation and amortization expense	$2,939	$3,020
Stock-based compensation expense	50	37

Investing activities:
Capital expenditures	$2,652	$3,088

Non-cash investing an financing activities:
Capital expenditures funded by long-term obligations	$1,910	$—

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

(3)    Net Income (Loss) Per Common Share

Basic net income (loss) per common share from continuing operations, net of non-controlling interest, is based upon the weighted-average common shares outstanding during the period. Diluted net income (loss) per common share from continuing operations, net of non-controlling interest reflects the potential dilution that would occur if common stock equivalent securities or other contracts to issue common stock were exercised or converted into common stock.

There are no reconciling items which impact the numerator of basic and diluted net income (loss) per common share.  A reconciliation between the denominator of basic and diluted net income (loss) per common share is as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
Weighted-average common shares outstanding	24,160,680	24,160,324	24,160,502	24,160,324
Effect of dilutive securities:
Stock options, warrants and restricted stock	—	82,123	—	95,017
Weighted-average common shares and potential common shares outstanding	24,160,680	24,242,447	24,160,502	24,255,341

Restricted stock, stock options and warrants totaling 586,395 and 328,576 for the three months ended August 31, 2017 and 2016, respectively, and 570,044 and 460,869 for the six months ended August 31, 2017 and 2016, respectively, were not included in the net income (loss) per diluted share calculation because the exercise price of these stock options and warrants was greater than the average market price of the Company’s common stock during these periods, or the inclusion of these components would have been anti-dilutive.

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

The following table presents assets measured at fair value on a recurring basis at August 31, 2017:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$45,821	$45,821	$—
Derivatives
Designated for hedging	$(1,057)	$—	$(1,057)
Investment securities:
Trading securities	$3,749	$3,749	$—
Available-for-sale securities	3	3	—
Other investments at cost (a)	5,011	—	—
Total investment securities	$8,763	$3,752	$—

The following table presents assets measured at fair value on a recurring basis at February 28, 2017:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$956	$956	$—
Derivatives
Designated for hedging	$345	$—	$345
Investment securities:
Trading securities	$4,094	$4,094	$—
Available-for-sale securities	6	6	—
Other investments at cost (a)	6,288	—	—
Total investment securities	$10,388	$4,100	$—

(a)
Included in this balance are investments in two non-controlled corporations accounted for at cost (see Note 5). The fair values of these investments would be based upon Level 3 inputs. At August 31, 2017 and February 28, 2017, it is not practicable to estimate the fair values of these items.

The carrying amount of the Company's accounts receivable, short-term debt, accounts payable, accrued expenses, bank obligations and long-term debt approximates fair value because of (i) the short-term nature of the financial instrument; (ii) the interest rate on the financial instrument being reset every quarter to reflect current market rates, and (iii) the stated or implicit interest rate approximates the current market rates or are not materially different from market rates.
Derivative Instruments
The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts ranges from 1 - 6 months and are classified in the balance sheet according to their terms. The Company also has an interest rate swap agreement as of August 31, 2017 that hedges interest rate exposure related to the forecasted outstanding balance of its Florida Mortgage, with monthly payments due through March 2026. The swap agreement locks the interest rate on the debt at 3.48% (inclusive of credit spread) through the maturity date of the loan. During the first quarter of Fiscal 2017, the Company unwound another interest rate swap agreement that hedged interest rate exposure related to one of its mortgage notes when that mortgage was paid in full. The fair value of that interest rate swap agreement on the date it was unwound was $(114), and was charged to interest expense in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) during the six months ended August 31, 2016. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of interest rate swap agreements quarterly based on the

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either assets or liabilities based on the fair value of the instruments at the end of the period.
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is recognized as incurred through Other Income (Expense) in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) and amounted to $(52) and $(95) for the three and six months ended August 31, 2017, respectively, and $29 and $(21) for the three and six months ended August 31, 2016, respectively.
Financial Statement Classification
The following table discloses the fair value as of August 31, 2017 and February 28, 2017 of derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	August 31, 2017	February 28, 2017
Designated derivative instruments
Foreign currency contracts	Prepaid expenses and other current assets	$—	$643
	Accrued expenses and other current liabilities	(690)	—

Interest rate swap agreements	Other long-term liabilities	(367)	(298)

Total derivatives		$(1,057)	$345
In connection with the sale of Hirschmann on August 31, 2017 (see Note 2), the Company entered into forward contracts totaling €148,500, which could be settled on dates ranging from August 31, 2017 through September 6, 2017. As the sale of Hirschmann closed on August 31, 2017, the Company settled all of the forward contracts on this date. The forward contracts were not designated for hedging and a total foreign currency loss of $(6,618) was recorded for the three and six months ended August 31, 2017, within continuing operations, when the contracts were settled.

Cash flow hedges

During Fiscal 2017, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $9,720 and are designated as cash flow hedges at August 31, 2017. The current outstanding notional value of the Company's interest rate swap at August 31, 2017 is $8,864. For cash flow hedges, the effective portion of the gain or loss is reported as a component of Other Comprehensive Income (Loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges pertaining to continuing operations recorded during the three and six months ended August 31, 2017 and 2016 was as follows:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Three months ended			Six months ended
	August 31, 2017			August 31, 2017
	Pretax Gain(Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Gain (Loss)for Ineffectiveness in Other Income	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$(533)	$42	$(52)	$(1,266)	$317	$(95)
Interest rate swaps	(25)	—	—	(69)	—	—

	Three months ended			Six months ended
	August 31, 2016			August 31, 2016
	Pretax Gain(Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Gain (Loss)for Ineffectiveness in Other Income	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$108	$44	$29	$(536)	$259	$(21)
Interest rate swaps	(107)	—	—	73	(114)	—
The net income (loss) recognized in Other Comprehensive Income (Loss) for foreign currency contracts is expected to be recognized in cost of sales within the next nine months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. As of August 31, 2017, no foreign currency contracts originally designated for hedge accounting were de-designated or terminated. Refer to Note 6 for information regarding activity related to cash flow hedges pertaining to discontinued operations.

(5)    Investment Securities

As of August 31, 2017, and February 28, 2017, the Company had the following investments:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	August 31, 2017			February 28, 2017
	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value
Investment Securities
Marketable Securities
Trading
Deferred Compensation	$3,749	$—	$3,749	$4,094	$—	$4,094
Available-for-sale
Cellstar	—	3	3	—	6	6
Total Marketable Securities	3,749	3	3,752	4,094	6	4,100
Other Long-Term Investments	5,011	—	5,011	6,288	—	6,288
Total Investment Securities	$8,760	$3	$8,763	$10,382	$6	$10,388

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

A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No other-than-temporary losses were incurred by the Company during the three and six months ended August 31, 2017 or 2016.

Other Long-Term Investments

Other long-term investments include investments in two non-controlled corporations accounted for by the cost method. As of August 31, 2017, the Company's investments in 360fly, Inc. totaled $4,453 and we held 5.0% of the outstanding shares of this company. No additional investment was made in 360fly, Inc. during the three and six months ended August 31, 2017. During the three and six months ended August 31, 2017, the Company issued a senior secured note to 360fly, Inc. totaling $2,000. This note bears interest at 8% and is due on August 31, 2019.

On July 31, 2017, RxNetworks, a Canadian company in which Voxx held a cost method investment consisting of shares of the investee's preferred stock, was sold to a third party. In consideration for its holdings in RxNetworks on July 31, 2017, Voxx received cash, as well as a proportionate share of the value (consisting of preferred stock) in a newly formed subsidiary of RxNetworks, called Fathom Systems Inc. ("Fathom"). As a result of this transaction, Voxx recognized a gain of $1,416 for the three and six months ended August 31, 2017. The cash proceeds were subject to a hold-back provision, which was not included in the calculation of the gain recognized. As of August 31, 2017, the Company's investment in Fathom is being accounted for by the cost method and totaled $558 and we held 8.3% of the outstanding

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

shares of this company. Voxx's total cost method investment balance for 360fly, Inc. and Fathom was $5,011 as of August 31, 2017.

(6)    Accumulated Other Comprehensive (Loss) Income

The Company’s accumulated other comprehensive (losses) income consist of the following:

	Foreign Currency Translation Gains (Losses)	Unrealized gains (losses) on investments, net of tax	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2017	$(41,831)	$(98)	$(2,282)	$313	$(43,898)
Other comprehensive income (loss) before reclassifications	17,100	(12)	(265)	(1,422)	15,401
Reclassified from accumulated other comprehensive income (loss)	10,739	89	1,955	236	13,019
Net current-period other comprehensive income (loss)	27,839	77	1,690	(1,186)	28,420
Balance at August 31, 2017	$(13,992)	$(21)	$(592)	$(873)	$(15,478)

In the above table, all reclassifications of other comprehensive income (loss) for the six months ended August 31, 2017 for foreign currency translation, investments and pension plan adjustments are related to the sale of Hirschmann on August 31, 2017 (see Note 2). Within reclassifications for derivatives designated in a hedging relationship, pre-tax losses totaling $(71) are related to cash flow hedge activity of discontinued operations for the six months ended August 31, 2017, and $335 is related to the sale of Hirschmann on August 31, 2017. Within other comprehensive income (loss) before reclassifications for derivatives designated in a hedging relationship, $(501) is related to cash flow hedge activity of discontinued operations for the six months ended August 31, 2017.

During the three and six months ended August 31, 2017, the Company recorded tax expense (benefit) related to derivatives designated in a hedging relationship of $(207) and $(673), respectively, unrealized losses on investments of $0 and pension plan adjustments of $0.

The other comprehensive income (loss) before reclassification of $17,100 includes the remeasurement of intercompany transactions of a long-term nature of $12,070 with certain subsidiaries whose functional currency is not the U.S. dollar, and $5,029 from translating the financial statements of the Company's non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar. Foreign currency translation gains (losses) reclassified from accumulated other comprehensive income (loss) of $10,739 include $9,911 due to the settlement of a euro based loan and the recognition of the cumulative translation adjustment of $828 due to the sale of Hirschmann.

(7)    Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows, including continuing and discontinued operations:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Six Months Ended August 31,
	2017	2016
Non-cash investing and financing activities:
Capital expenditures funded by long-term obligations	$1,917	$—
Mortgage settlement funded by long-term obligations	—	5,590
Deferred financing costs funded by long-term obligations	—	1,769
Cash paid during the period:
Interest (excluding bank charges)	$2,430	$2,225
Income taxes (net of refunds)	2,001	3,086

See Note 2 for additional supplemental cash flow information pertaining to discontinued operations.

(8)    Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Company’s Form 10-K for the fiscal year ended February 28, 2017.

Information regarding the Company's stock options and warrants is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at February 28, 2017	116,250	$7.76
Granted	—	—
Exercised	661	7.76
Forfeited/expired	—	—
Outstanding and exercisable at August 31, 2017	115,589	$7.76	0.13

A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates for a reason other than death, disability or retirement, prior to the release of the restrictions. The Company has a Supplemental Executive Retirement Plan (SERP), which was established in Fiscal 2014. Shares are granted based on certain performance criteria and vest on the later of three years from the date of grant (or three years from the date of participation in the SERP with respect to grants made when the plan was established in Fiscal 2014), or the grantee reaching the age of 65 years. The shares will also vest upon termination of the grantee's employment by the Company without cause, provided that the grantee, at the time of termination, has been employed by the Company for at least 10 years, or as a result of the sale of all of the issued and outstanding stock, or all, or substantially all, of the assets of the subsidiary of which the grantee serves as CEO and/or President. When vested shares are issued to the grantee, the awards will be settled in shares or in cash, at the Company's sole option. The grantee cannot transfer the rights to receive shares before the restricted shares vest. There are no market conditions inherent in the award, only an employee performance requirement, and the service requirement that the respective employee continues employment with the Company through the vesting date. During July 2017, the Company granted 74,156 shares of restricted stock under the SERP. The Company expenses the cost of the restricted stock awards on a straight-line basis over the requisite service period of each employee or a maximum. For these purposes, the fair market value of the restricted stock is determined based on the mean of the high and low price of the Company's common stock on the grant dates. The fair market value of the restricted stock granted during July 2017 was $6.52.

In conjunction with the sale of Hirschmann on August 31, 2017 (see Note 2), all restricted shares granted to the CEO and President of Hirschmann, totaling 72,300 shares became immediately vested in accordance with the SERP and were settled in cash in the amount of $582. The remaining unrecognized stock-based compensation expense related to this

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

individual's restricted stock awards was recognized as a reduction of the gain on sale of discontinued operations in the amount of $373.

The following table presents a summary of the Company's restricted stock activity for the six months ended August 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at February 28, 2017	437,443	$6.99
Granted	74,156	6.52
Vested and settled	72,300	5.98
Forfeited	—	—
Balance at August 31, 2017	439,299	$7.08
Vested and unissued at August 31, 2017	56,181	$13.62

During the three and six months ended August 31, 2017, the Company recorded $131 and $250 in stock-based compensation related to restricted stock awards for continuing operation, respectively. As of August 31, 2017, there was $670 of unrecognized stock-based compensation expense related to unvested restricted stock awards.

(9)    Supply Chain Financing

The Company has supply chain financing agreements and factoring agreements that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The balances under the agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three and six months ended August 31, 2017, net of discounts, were $30,515 and $63,927, respectively, compared to $31,819 and $60,800 for the three and six months ended August 31, 2016, respectively.

(10)    Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $3,400 and $6,186 for the three and six months ended August 31, 2017, respectively, compared to $2,826 and 6,552 for the three and six months ended August 31, 2016, respectively, net of customer reimbursements, and are included in continuing operations within Engineering and Technical Support Expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

(11)    Goodwill and Intangible Assets

The change in goodwill pertaining to continuing operations by segment is as follows:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Automotive:	Amount
Beginning balance at March 1, 2017	$7,373
Goodwill acquired (see Note2)	10
Balance at August 31, 2017	$7,383

Gross carrying amount at August 31, 2017	$7,383
Accumulated impairment charge	—
Net carrying amount at August 31, 2017	$7,383

Premium Audio:
Beginning balance at March 1, 2017	$46,533
Activity during the period	—
Balance at August 31, 2017	$46,533

Gross carrying amount at August 31, 2017	$78,696
Accumulated impairment charge	(32,163)
Net carrying amount at August 31, 2017	$46,533

Total Goodwill, net	$53,916

Note: The Company's Consumer Accessories segment did not carry a goodwill balance at August 31, 2017 or February 28, 2017.

At August 31, 2017, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$50,033	$24,885	$25,148
Trademarks/Tradenames	415	397	18
Developed technology	31,290	5,442	25,848
Patents	2,812	2,048	764
License	1,400	1,400	—
Contract	2,141	1,790	351
Total finite-lived intangible assets	$88,091	$35,962	52,129
Indefinite-lived intangible assets
Trademarks			101,274
Total net intangible assets			$153,403

At February 28, 2017, intangible assets consisted of the following:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$49,005	$22,615	$26,390
Trademarks/Tradenames	415	395	20
Developed technology	31,290	4,081	27,209
Patents	2,755	1,930	825
License	1,400	1,400	—
Contract	2,141	1,732	409
Total finite-lived intangible assets	$87,006	$32,153	54,853
Indefinite-lived intangible assets
Trademarks			100,086
Total net intangible assets			$154,939

The Company recorded amortization expense for continuing operations of $1,642 and $3,255, respectively for the three and six months ended August 31, 2017, and $1,620 and $3,240 for the three and six months ended August 31, 2016, respectively. The estimated aggregate amortization expense for continuing operations for all amortizable intangibles for August 31 of each of the succeeding years is as follows:

Year	Amount
2018	$6,399
2019	6,281
2020	6,228
2021	6,003
2022	5,874

(12)    Equity Investment

As of August 31, 2017, and February 28, 2017, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA.  Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	August 31, 2017	February 28, 2017
Current assets	$43,783	$43,643
Non-current assets	6,983	6,207
Current liabilities	8,086	5,998
Members' equity	42,680	43,852

	Six Months Ended August 31,
	2017	2016
Net sales	$49,477	$47,864
Gross profit	16,137	15,093
Operating income	7,391	6,686
Net income	7,460	6,706

The Company's share of income from ASA was $1,927 and $3,730, respectively, for the three and six months ended August 31, 2017 and $1,545 and $3,353 for the three and six months ended August 31, 2016, respectively.

(13)    Income Taxes

For the six months ended August 31, 2017, the Company recorded an income tax benefit from continuing operations of $(3,963), which includes a discrete income tax provision of $65 related to the accrual of interest for unrecognized tax benefits and the re-measurement of state deferred taxes based on law changes enacted during the period. The income tax benefit relates primarily to foreign taxes offset by an income tax benefit for domestic losses incurred during Fiscal 2018, as the U.S. taxable income from discontinued operations is treated as a source of income under the intra-period allocation guidance. For the six months ended August 31, 2016, the Company recorded an income tax benefit from continuing operations of $(6,940), which includes a discrete income tax provision of $166 related to the accrual of interest for unrecognized tax benefits.

The effective tax rate for the six months ended August 31, 2017 and August 31, 2016 was an income tax benefit from continuing operations of 15.0% and 70.2%, respectively. The effective tax rate for the six months ended August 31, 2017 differs from the U.S. statutory rate of 35% primarily due to the ability to provide an income tax benefit for domestic losses, as the U.S. taxable income from discontinued operations is treated as a source of income under the intra-period allocation guidance, coupled with the mix of domestic and foreign earnings, the non-controlling interest related to EyeLock LLC, and an income tax benefit related to various federal tax credits.

For the three months ended August 31, 2017, the Company recorded an income tax provision from continuing operations of $3,465, which includes a discrete income tax provision of $55 related to the accrual of interest for unrecognized tax benefits and the re-measurement of state deferred taxes based on law changes enacted during the quarter. For the three months ended August 31, 2016, the Company recorded an income tax benefit from continuing operations of $(5,543), which includes a discrete income tax provision of $64 related to the accrual of interest for unrecognized tax benefits.

The effective tax rate for the three months ended August 31, 2017 and August 31, 2016 was an income tax provision from continuing operations of 21.2% and an income tax benefit of 267.6%, respectively. The effective tax rate for the three months ended August 31, 2017 differs from the U.S. statutory rate of 35% primarily due to the ability to provide an income tax benefit for domestic losses as the U.S. taxable income from discontinued operations is treated as a source of income under the intra-period allocation guidance, coupled with the mix of domestic and foreign earnings, the non-controlling interest related to EyeLock LLC, and an income tax benefit related to various federal tax credits.

At August 31, 2017, the Company had an uncertain tax position liability from continuing operations of $3,328, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S. federal, state and local and foreign tax issues.

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

(14)    Inventory

Inventories by major category are as follows:

	August 31, 2017	February 28, 2017
Raw materials	$25,603	$20,488
Work in process	2,494	2,270
Finished goods	113,956	99,594
Inventory, net	$142,053	$122,352

(15)     Financing Arrangements

The Company has the following financing arrangements:

	August 31, 2017	February 28, 2017
Debt
Domestic credit facility (a)	$94	$92,793
Florida mortgage (b)	8,864	9,113
Euro asset-based lending obligation (c)	5,164	3,905
Schwaiger mortgage (d)	592	644
Klipsch note (e)	15	113
Voxx Germany mortgage (f)	3,953	3,875
Total debt	18,682	110,443
Less: current portion of long-term debt	6,770	9,215
Long-term debt	11,912	101,228
Debt issuance costs	3,070	3,481
Total long-term debt, net of debt issuance costs	$8,842	$97,747

(a)          Domestic Credit Facility

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000, and a term loan in the amount of $15,000. The Credit Facility also includes a $15,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 15(b)). In conjunction with the sale of Hirschmann on August 31, 2017 (see Note 2), the Company paid down substantially all of the outstanding balance of the revolving credit facility, as well as the entire outstanding balance of the term loan. As of August 31, 2017, $94 was outstanding under the revolving credit facility. The remaining availability under the revolving credit line of the Credit Facility was $100,563 as of August 31, 2017.

All amounts outstanding under the Credit Facility will mature and become due on April 26, 2021; however, it is subject to acceleration upon the occurrence of an Event of Default (as defined in the Credit Agreement). The Company may prepay any amounts outstanding at any time, subject to payment of certain breakage and redeployment costs relating to LIBOR Rate Loans. The commitments under the Credit Facility may be irrevocably reduced at any time, without premium or penalty as set forth in the agreement.

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that swingline loans may only be designated as Base Rate Loans. Loans designated as LIBOR Rate Loans bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.75 - 2.25%. Loans designated as Base Rate loans bear interest at a rate equal to the applicable margin for Base Rate Loans of 0.75 - 1.25% as defined in the agreement. As of August 31, 2017, the weighted average interest rate on the facility was 5.00%.

The Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any Change of Control; (ix) make any Restricted Junior Payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of August 31, 2017, the Company was in compliance with all debt covenants, including cash dominion.

The obligations under the loan documents are secured by a general lien on and security interest in substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles and inventory. The Company has guaranteed the obligations of the borrowers under the Credit Agreement.

Charges incurred on the unused portion of the Credit Facility during the three and six months ended August 31, 2017 totaled $57 and $118, respectively, compared to $73 and $122 during the three and six months ended August 31, 2016, respectively. These charges are included within Interest and Bank Charges on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has deferred financing costs related to the Credit Facility and a previous amendment and modification of the Credit Facility. These deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance, and are amortized through Interest and Bank Charges in the Consolidated Statements of Operations and Comprehensive Income (Loss) over the five-year term of the Credit Facility. During the three and six months ended August 31, 2017, the Company amortized $197 and $395 of these costs, respectively, compared to $198 and $394 for the three and six months ended August 31, 2016, respectively. The net unamortized balance of these deferred financing costs as of August 31, 2017 was $2,806.

(b)    Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida.  Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. The Florida Mortgage bears interest at 70% of 1-month LIBOR plus 1.54% (2.86% at August 31, 2017) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The financial covenants of the Florida Mortgage are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016.

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, which are recorded as deferred financing costs and included in Long-term Debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and are being amortized through Interest and Bank Charges in the Consolidated Statements of Operations and Comprehensive Income (Loss) over the ten-year term of the Florida Mortgage. The Company amortized $8 and $16 of these costs during both of the three and six months ended August 31, 2017 and 2016, respectively.

On July 20, 2015, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure related to the Florida Mortgage and pays a fixed rate of 3.48% under the swap agreement (See Note 4).

(c)          Euro Asset-Based Lending Obligation

Foreign bank obligations include a Euro accounts receivable factoring arrangement, which has a credit limit of up to 60% of eligible non-factored accounts receivable (see Note 9), and a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000 and expires on July 31, 2020 for the Company's subsidiary, VOXX Germany. The rate of interest for the factoring arrangement is the three-month Euribor plus 1.6% (1.28% at August 31, 2017) and the rate of interest for the ABL is the three-month Euribor plus 2.3% (1.97% at August 31, 2017). As of August 31, 2017, the amounts outstanding under these credit facilities, which are payable on demand, do not exceed their respective credit limits.

(d)          Schwaiger Mortgage

In January 2012, the Company's Schwaiger subsidiary purchased a building, entering into a mortgage note payable. The mortgage note bears interest at 3.75% and will be fully paid by December 2019.

(e)    Klipsch Note

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

(16)     Other Income (Expense)

Other income (expense) is comprised of the following:

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
Foreign currency loss	$(7,387)	$(67)	$(8,219)	$(773)
Interest income	16	77	31	100
Rental income	131	176	275	349
Miscellaneous	(389)	37	(723)	67
Total other, net	$(7,629)	$223	$(8,636)	$(257)

Included within the foreign currency loss for the three and six months ended August 31, 2017 is a loss on forward contracts totaling $(6,618) incurred in conjunction with the sale of Hirschmann (see Note 2).

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
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

Since January 2014, the Venezuelan government has created multiple alternative exchange rates designated to be used for the purchase of goods and services deemed non-essential. In February 2015, the Venezuelan government introduced a new currency system, referred to as the Marginal Currency System, or SIMADI rate. This market-based exchange system consisted of a mechanism from which both businesses and individuals were allowed to purchase and sell foreign currency at the price set by the market. In March 2016, the Venezuelan government enacted further changes to its foreign currency exchange mechanisms, including a 59% devaluation of the official government exchange rate (DIPRO) from 6.3 bolivars to 10.0 bolivars to the U.S. dollar.  Additionally, the SIMADI exchange rate was replaced by the DICOM, a new floating exchange rate for non-essential imports. The Venezuelan government reported that the DICOM exchange rate would be allowed to float to meet market needs. In May 2017, the Venezuelan government significantly devalued this currency further and as of August 31, 2017, the published DIPRO and DICOM rates offered were 10.0 and 3,250 bolivars to the U.S. dollar, respectively. As of August 31, 2017, the DICOM rate continues to be the appropriate rate to use for remeasuring its Venezuelan subsidiary’s financial statements. Total net currency exchange gains (losses) for Venezuela of $21 and $105 were recorded for the three and six months ended August 31, 2017, respectively, as compared to $(134) and $(65), respectively, for the three and six months ended August 31, 2016, and are included in Other Income (Expense) on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Our investment in Venezuela mainly consists of $3,611 of properties that are currently being held for investment purposes. No impairments were recorded related to these properties during the three and six months ended August 31, 2017. The Company continues to monitor closely the continued economic instability, increasing inflation and currency restrictions imposed by the government and will continue to evaluate its local properties. Further devaluations or regulatory actions could impair the carrying value of these properties.

(18)     Lease Obligations

At August 31, 2017, the Company was obligated under non-cancelable operating leases for equipment, as well as warehouse and office facilities for minimum annual rental payments for continuing operations, as follows:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Operating Leases
2018	$1,341
2019	745
2020	294
2021	266
2022	203
Thereafter	390
Total minimum lease payments	$3,239

The Company has capital leases with a total lease liability of $1,152 at August 31, 2017. These leases have maturities through Fiscal 2021.

(19)     Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	August 31, 2017	February 28, 2017	August 31, 2017	February 28, 2017	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,900,011	21,899,370	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	2,168,094	2,168,074	N/A	N/A	N/A

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

On September 1, 2015, Voxx acquired a majority voting interest in substantially all of the assets and certain specified liabilities of EyeLock, Inc. and EyeLock Corporation, a market leader of iris-based identity authentication solutions, through a newly-formed entity, EyeLock LLC. In connection with the acquisition, the Company entered into a Loan Agreement with EyeLock LLC. The terms of the Loan Agreement allowed EyeLock LLC to borrow up to $12,000, at an interest rate of 10%. During Fiscal 2017, as well as during the first and second quarters of Fiscal 2018, the Company issued four convertible promissory notes to EyeLock LLC, allowing the entity to borrow up to a total of $21,000 in

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

additional funds. The outstanding principal balance of these promissory notes are convertible at the sole option of Voxx into units of EyeLock LLC. The convertible promissory notes bear interest at 10% and can be used only for working capital purposes related to new business opportunities. If Voxx chooses not to convert into equity, the outstanding loan principal will be repaid at a multiple ranging from 1.35 to 1.50 based on the repayment date. Amounts outstanding under the initial loan agreement are due on November 1, 2017, while the four convertible promissory notes executed during Fiscal 2017 and Fiscal 2018 are due on November 1, 2017, April 24, 2018 and September 1, 2018, respectively. All four agreements include customary events of default and are collateralized by all of the property of EyeLock LLC.

We determined that we hold a variable interest in EyeLock LLC as a result of:

•our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and

•the loan agreements with EyeLock LLC, executed in conjunction with the acquisition, as well as during Fiscal 2017 and Fiscal 2018. The total outstanding balance of these loans as of August 31, 2017 was $28,456.
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

Assets and Liabilities of EyeLock LLC
The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheet as of August 31, 2017 and February 28, 2017:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	August 31, 2017	February 28, 2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$(24)	$11
Accounts receivable, net	108	295
Inventory, net	118	135
Receivables from vendors	106	—
Prepaid expenses and other current assets	109	189
Total current assets	417	630
Property, plant and equipment, net	232	276
Intangible assets, net	37,657	39,187
Other assets	90	96
Total assets	$38,396	$40,189
Liabilities and Partners' Equity
Current liabilities:
Accounts payable	$381	$710
Accrued expenses and other current liabilities	5,154	3,506
Current portion of debt	27,000	22,098
Total current liabilities	32,535	26,314
Long-term debt	1,456	—
Other long-term liabilities	1,200	1,200
Total liabilities	35,191	27,514
Commitments and contingencies
Partners' equity:
Capital	41,416	40,891
Retained earnings	(38,211)	(28,216)
Total partners' equity	3,205	12,675
Total liabilities and partners' equity	$38,396	$40,189

Revenue and Expenses of EyeLock LLC
The following table sets forth the revenues and expenses of EyeLock LLC that were included in our Consolidated Statements of Operations for the three and six months ended August 31, 2017 and 2016, respectively:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
Net sales	$150	$64	$214	$111
Cost of sales	79	21	57	30
Gross profit	71	43	157	81
Operating expenses:
Selling	762	416	1,355	1,086
General and administrative	2,019	1,611	3,677	3,297
Engineering and technical support	1,785	2,038	3,818	4,094
Total operating expenses	4,566	4,065	8,850	8,477
Operating loss	(4,495)	(4,022)	(8,693)	(8,396)
Interest and bank charges	(694)	(376)	(1,303)	(651)
Loss before income taxes	(5,189)	(4,398)	(9,996)	(9,047)
Income tax expense	—	—	—	—
Net loss	$(5,189)	$(4,398)	$(9,996)	$(9,047)

(21)    Segment Reporting

The Company operates in three distinct segments based upon our products and our internal organizational structure. The three operating segments, which are also the Company's reportable segments, are Automotive, Premium Audio and Consumer Accessories.

Our Automotive segment designs, manufactures, distributes and markets rear-seat entertainment devices, satellite radio products, automotive security, remote start systems, mobile multimedia devices, aftermarket/OE-styled radios, car link-smartphone telematics applications, collision avoidance systems and location-based services.
Our Premium Audio segment designs, manufactures, distributes and markets home theater systems, high-end loudspeakers, outdoor speakers, iPod/computer speakers, business music systems, cinema speakers, flat panel speakers, Bluetooth speakers, soundbars, headphones and DLNA (Digital Living Network Alliance) compatible devices.
Our Consumer Accessories segment designs, markets and distributes remote controls; wireless and Bluetooth speakers; karaoke products; action cameras; iris identification and security related products; personal sound amplifiers; infant/nursery products; activity tracking bands; and A/V connectivity, portable/home charging, reception, and digital consumer products.
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

Segment data for each of the Company's segments are presented below:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Automotive	Premium Audio	Consumer Accessories	Corporate/ Eliminations	Total
Three Months Ended August 31, 2017
Net sales	$32,685	$39,941	$40,587	$257	$113,470
Equity in income of equity investees	1,927	—	—	—	1,927
Interest expense and bank charges	202	1,991	1,735	(2,085)	1,843
Depreciation and amortization expense	283	910	1,172	750	3,115
Income (loss) before income taxes	1,877	(844)	(8,274)	(9,142)	(16,383)

Three Months Ended August 31, 2016
Net sales	$38,948	$34,902	$44,271	$204	$118,325
Equity in income of equity investees	1,545	—	—	—	1,545
Interest expense and bank charges	751	1,294	1,151	(1,467)	1,729
Depreciation and amortization expense	344	865	1,167	675	3,051
Income (loss) before income taxes	3,378	1,494	(4,811)	(2,133)	(2,072)

Six Months Ended August 31, 2017
Net sales	$69,708	$77,668	$80,515	$402	$228,293
Equity in income of equity investees	3,730	—	—	—	3,730
Interest expense and bank charges	288	3,936	3,447	(4,036)	3,635
Depreciation and amortization expense	552	1,792	2,337	1,473	6,154
Income (loss) before income taxes	5,423	(4,715)	(15,399)	(11,804)	(26,495)

Six Months Ended August 31, 2016
Net sales	$78,798	$67,035	$85,957	$435	$232,225
Equity in income of equity investees	3,353	—	—	—	3,353
Interest expense and bank charges	1,573	2,488	2,172	(2,940)	3,293
Depreciation and amortization expense	688	1,731	2,322	1,343	6,084
Income (loss) before income taxes	4,538	971	(10,360)	(5,039)	(9,890)

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

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
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

Retrospective or modified retrospective application of the accounting standard is required. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” an amendment deferring the effective date of ASU 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016. The FASB issued additional amendments to the initial guidance in March 2016, April 2016, May 2016, December 2016 and February 2017 within ASU 2016-08, ASU 2016-10, ASU 2016-11 ASU 2016-12, ASU 2016-20 and ASU 2017-05. We will adopt the provisions of ASU 2014-09 effective March 1, 2018.

Preliminarily, the Company expects to use the modified retrospective method upon adoption of the standard. The Company has reviewed selected customer contracts representing certain of our revenue streams for the current fiscal year. The assessment of the impact on revenue and expenses based on these reviews to determine the impact to the Company's results of operations, financial position and cash flows as a result of this guidance is ongoing. The Company will continue to review customer contracts during the remainder of Fiscal 2018. Any preliminary assessments are subject to change.

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

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
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

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
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

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities," which improves the financial reporting of hedging relationships to better align risk management activities in financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company is currently in the process of evaluating the impact of this new pronouncement on its consolidated financial statements.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three and six months ended August 31, 2017 compared to the three and six months ended August 31, 2016. Next, we present EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share attributable to Voxx for the three and six months ended August 31, 2017 compared to the three and six months ended August 31, 2016 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

Unless specifically indicated otherwise, all amounts presented in our MD&A below are in thousands, except share and per share data.

Business Overview

VOXX International Corporation ("Voxx," "We," "Our," "Us" or the "Company") is a leading international manufacturer and distributor in the Automotive, Premium Audio and Consumer Accessories industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through sixteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., VOXX German Holdings GmbH ("Voxx Germany"), Audiovox Venezuela, C.A., Audiovox Canada Limited, Voxx Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Klipsch Holding LLC ("Klipsch"), Omega Research and Development, LLC ("Omega") and Audiovox Websales LLC, as well as a majority owned subsidiary, EyeLock LLC ("EyeLock"). We market our products under the Audiovox® brand name and other brand names and licensed brands, such as 808®, AR for Her, Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energy®, Heco®, Incaar™, Invision®, Jamo®, Jensen®, Klipsch®, Mac Audio™, Magnat®, Mirage®, myris®, Oehlbach®, Omega®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories, Schwaiger®, Recoton®, Terk® and VoxxHirschmann, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products, 360Fly® Action Cameras and Singtrix®, the next generation in karaoke.

On August 31, 2017, the Company completed its sale of Hirschmann Car Communication GmbH and its subsidiaries. See Note 2 for more details of this transaction.

Reportable Segments

The Company operates in three segments based upon our products and internal organizational structure. The operating segments consist of the Automotive, Premium Audio and Consumer Accessories segments. The Automotive segment designs, manufactures, distributes and markets rear-seat entertainment devices, satellite radio products, automotive security, remote start systems, mobile multimedia devices, aftermarket/OE-styled radios, car-link smartphone telematics applications, and collision avoidance systems. The Premium Audio segment designs, manufactures, distributes and markets home theater systems, high-end loudspeakers, outdoor speakers, iPod/computer speakers, business music systems, cinema speakers, flat panel speakers, Bluetooth speakers, soundbars, headphones and DLNA (Digital Living Network Alliance) compatible devices. The Consumer Accessories segment designs, markets and distributes remote controls; wireless and Bluetooth speakers; karaoke products; action cameras, iris identification and security related products; personal sound amplifiers; infant/nursery products; activity tracking bands; and A/V connectivity, portable/home charging, reception and digital consumer products. See Note 21 to the Company's Consolidated Financial Statements for segment information.

Products included in these segments are as follows:

Automotive products include:

▪	mobile multi-media video products, including in-dash, overhead and headrest systems,

▪	autosound products including radios and amplifiers,

▪	satellite radios including plug and play models and direct connect models,

▪	smart phone telematics applications,

▪	automotive security and remote start systems,

▪	automotive power accessories,

▪	rear observation and collision avoidance systems, and

▪	power lift gates.

Premium Audio products include:

▪	premium loudspeakers,

▪	architectural speakers,

▪	commercial speakers,

▪	outdoor speakers,

▪	flat panel speakers,

▪	wireless speakers,

▪	Bluetooth speakers,

▪	home theater systems,

▪	business music systems,

▪	streaming music systems,

▪	on-ear and in-ear headphones,

▪	wireless and Bluetooth headphones,

▪	soundbars and sound bases, and

▪	DLNA (Digital Living Network Alliance) compatible devices.

Consumer Accessories products include:

▪	High-Definition Television ("HDTV") antennas,

▪	Wireless Fidelity ("WiFi") antennas,

▪	High-Definition Multimedia Interface ("HDMI") accessories,

▪	security related products,

▪	home electronic accessories such as cabling,

▪	other connectivity products,

▪	power cords,

▪	performance enhancing electronics,

▪	TV universal remotes,

▪	flat panel TV mounting systems,

▪	iPod specialized products,

▪	wireless headphones,

▪	wireless speakers,

▪	Bluetooth speakers,

▪	action cameras,

▪	karaoke products,

▪	infant/nursery products,

▪	activity tracking bands,

▪	power supply systems and charging products,

▪	electronic equipment cleaning products,

▪	personal sound amplifiers,

▪	set-top boxes,

▪	home and portable stereos, and

▪	digital multi-media products, such as personal video recorders and MP3 products.

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

Acquisitions and Dispositions

On April 18, 2017, Voxx acquired certain assets and assumed certain liabilities of Rosen Electronics LLC. As consideration for the Rosen asset purchase, the Company paid $1,814. In addition, the Company agreed to pay a 2% fee related to future net sales of Rosen products for three years. The purpose of this acquisition was to increase the Company's market share and strengthen its intellectual property related to the rear seat entertainment market. Details of the tangible and intangible assets acquired are outlined in Note 2 of this report.

On August 31, 2017 (the "Closing Date"), the Company completed its sale of Hirschmann Car Communication GmbH and its subsidiaries (collectively, “Hirschmann”) to a subsidiary of TE Connectivity Ltd ("TE"). The consideration received by the Company was €148,500. The purchase price, at the exchange rate as of the close of business on the Closing Date approximated $177,000, and is subject to adjustment based upon the final working capital. The Hirschmann subsidiary group, which was included within the Automotive segment, qualified to be presented as a discontinued operation in accordance with ASC 205-20 beginning in the Company's second quarter ending August 31, 2017. Financial results of the discontinued operation through the sale date were as follows:

	Six Months Ended August 31,
	2017	2016
Net sales of discontinued operations	$91,824	$82,492
Income from discontinued operations, net of tax	32,710	(1,866)
Income from discontinued operations per diluted share	$1.35	$(0.08)

Details of the disposition are outlined in Note 2 of this report.

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

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations and comprehensive income (loss), which present the results of our operations for the three and six months ended August 31, 2017 and 2016.

The following tables set forth, for the periods indicated, certain statements of operations data from continuing operations for the three and six months ended August 31, 2017 and 2016, and therefore excludes all income statement activity of the discontinued operation.

Net Sales

	August 31,
	2017	2016	$ Change	% Change
Three Months Ended:
Automotive	$32,685	$38,948	$(6,263)	(16.1)%
Premium Audio	39,941	34,902	5,039	14.4
Consumer Accessories	40,587	44,271	(3,684)	(8.3)
Corporate	257	204	53	26.0
Total net sales	$113,470	$118,325	$(4,855)	(4.1)%

Six Months Ended:
Automotive	$69,708	$78,798	$(9,090)	(11.5)%
Premium Audio	77,668	67,035	10,633	15.9
Consumer Accessories	80,515	85,957	(5,442)	(6.3)
Corporate	402	435	(33)	(7.6)
Total net sales	$228,293	$232,225	$(3,932)	(1.7)%

Automotive sales represented 28.8% and 30.5% of the net sales for the three and six months ended August 31, 2017, respectively, compared to 32.9% and 33.9% in the respective prior year periods. The Company experienced a decrease in automotive sales during the three and six months ended August 31, 2017 primarily due to the continued decline in satellite radio sales, as a result of most vehicles being built equipped with these products as standard vehicle options. Additionally, the Company had a decrease in sales related to its international OEM manufacturing line as a result of the completion of a program with Bentley during the first quarter of Fiscal 2018, with final spare parts shipments during the three and six months ended August 31, 2017. Within the Company's domestic OEM manufacturing lines, there was a decrease in sales during the three and six months ended August 31, 2017 related to the winding down of certain headrest programs with General Motors and Ford in preparation for new programs which have experienced delayed launches and will begin in the third quarter of Fiscal 2018. This was offset by an increase in sales during the six months ended August 31, 2017 resulting from additional vehicle models added to the Company's existing programs with Subaru. The Company also saw an increase in aftermarket overhead and headrest DVD player sales for both the three and six months ended August 31, 2017 as a result of the Company's acquisition of Rosen Electronics LLC during the first quarter of Fiscal 2018.

Premium Audio sales represented 35.2% and 34.0% of our net sales for the three and six months ended August 31, 2017, respectively, compared to 29.5% and 28.9% in the respective prior year periods. Sales have increased in this segment primarily as a result of the introduction of several new products, including various lines of HD wireless desktop and bookshelf size speakers, wireless soundbars, Klipsch Heritage products, and wireless and multi-room streaming audio systems, including Capital Records branded products. These products were launched during Fiscal 2017, as well as during the second quarter of Fiscal 2018, and have experienced strong sales for the segment for the three and six months ended August 31, 2017. The Company also offered several close out promotions on certain soundbar models that are being phased out to make room for new product lines, which resulted in further sales increases as a result of these promotions. Additionally, the Company experienced an increase in sales of several of its existing lines of home entertainment speakers due to successful marketing and promotional activity. These increases were partially offset by decreases in commercial speaker sales during the three and six months ended August 31, 2017 due to the delay of certain projects and programs, which is primarily a result of slower box office sales that have affected many of the Company's cinema customers.

Consumer Accessory sales represented 35.8% and 35.3% of our net sales for the three and six months ended August 31, 2017, respectively, compared to 37.4% and 37.0% in the comparable prior year periods. The Company experienced a decrease in consumer accessory sales due to factors including a decline in sales of the 360Fly action camera product. There was also a decrease in sales of hook-up products; clock radios; docking stations; reception products, such as antennas; and power products, such as cables and surge protectors, due to competition, changes in demand and changes in technology during the three and six months ended August 31, 2017. As an offset to these declines, the Company experienced an increase in sales of wireless speakers during the three and six months ended August 31, 2017, as compared to the prior year. The Company is now seeing increases in sales of its wireless speaker lines due to new orders and placements at retailers, as well as the launch of new product lines. The Company also experienced increases in sales during the three and six months ended August 31, 2017 related to its new Striiv activity tracking bands, which began selling during the second quarter of Fiscal 2018, as well as in the Company's new Project Nursery product line, which includes baby monitors and launched in the second quarter of Fiscal 2017. Additionally, during the three and six months ended August 31, 2017, the Company experienced an increase in international sales, primarily due to the roll out of an upgrade to the digital broadcasting platform in Europe during Fiscal 2017, which has required consumers to purchase new equipment, such as set top boxes.

Gross Profit and Gross Margin Percentage

	August 31,
	2017	2016	$ Change	% Change
Three Months Ended:
Automotive	$8,396	$10,963	$(2,567)	(23.4)%
	25.7%	28.4%
Premium Audio	12,433	11,488	945	8.2
	31.1%	32.9%
Consumer Accessories	7,560	9,823	(2,263)	(23.0)
	18.6%	22.2%
Corporate	32	169	(137)	(81.1)
	$28,421	$32,443	$(4,022)	(12.4)%
	25.0%	27.4%
Six Months Ended:
Automotive	$18,713	$21,249	$(2,536)	(11.9)%
	26.8%	27.0%
Premium Audio	22,608	22,622	(14)	(0.1)%
	29.1%	33.7%
Consumer Accessories	17,063	20,115	(3,052)	(15.2)%
	21.2%	23.4%
Corporate	181	430	(249)	(57.9)%
	$58,565	$64,416	$(5,851)	(9.1)%
	25.7%	27.7%

Gross margins in the Automotive segment decreased 270 and 20 basis points, respectively, for the three and six months ended August 31, 2017 as compared to the prior year. The main driver of this decline in margins was an overall decrease in the Company's OEM manufacturing sales for the three and six months ended August 31, 2017, from which the Company generally earns higher margins. This was offset by an increase in sales of certain higher margin products, such as the Company's aftermarket overhead and headrest DVD players, due to the acquisition of Rosen, as well as decreased sales of lower margin products, such as satellite radio fulfillments during the three and six months ended August 31, 2017.

Gross margins in the Premium Audio segment decreased 180 and 460 basis points, respectively, for the three and six months ended August 31, 2017 as compared to the comparable prior year periods. The decline in margins was primarily a result of heavy promotions of older soundbar models that the Company is phasing out in order to make way for a new line of products. The Company also experienced lower sales of its higher margin commercial speakers during the three and six months ended August 31, 2017. As an offset to these declines, the segment experienced an increase in sales of certain higher margin products, such as home entertainment speakers for the three and six months ended August 31, 2017. Additionally, during the prior year periods, the Company offered close out promotions for certain portable mobile devices that were not repeated during the three and six months ended August 31, 2017, and resulted in higher margins for the segment's mobility products.

Gross margins in the Consumer Accessories segment decreased 360 and 220 basis points, respectively, for the three and six months ended August 31, 2017, as compared to the prior year period. For the three and six months ended August 31, 2017, margins were negatively impacted by decreased sales of certain higher margin products, including hookup products, as well as by the increase in sales of the Company's new Striiv activity band, which contributed significant sales during the three and six months ended August 31, 2017, but generated lower margins for the segment. The Company also incurred increased freight charges due to an increased demand for certain remote products during the three and six months ended August 31, 2017, thus driving down margins for these products. Additionally, the Company incurred a one-time settlement charge during the three and six months ended August 31, 2017 related to a contract shortfall with a vendor for the purchase of certain products, which caused margins to be negatively impacted for the periods. Finally, during the six months ended August 31, 2016, certain warranty reserves were released and adjusted based on actual sales and warranty activity. As a result, warranty expense during the six months ended August 31,

2017 is higher as compared to the prior year period and has resulted in a further decline in the margin for the year. These decreases were partially offset by an increase in sales of higher margin products, such as the Company's Project Nursery line of baby monitors, and an increase in sales of the segment's wireless speakers. There was also a decrease in sales of action cameras during the three and six months ended August 31, 2017. As the sales of this product generally produce lower margins for the Company, the decrease in sales offset the overall decline in margins for the three and six months ended August 31, 2017.

Operating Expenses

	August 31,
	2017	2016	$ Change	% Change
Three Months Ended:
Operating expenses:
Selling	$10,652	$9,924	$728	7.3%
General and administrative	20,640	18,021	2,619	14.5
Engineering and technical support	7,383	6,609	774	11.7
Total operating expenses	$38,675	$34,554	$4,121	11.9%

Six Months Ended:
Operating expenses:
Selling	$23,061	$21,306	$1,755	8.2%
General and administrative	40,837	38,148	2,689	7.0
Engineering and technical support	14,037	14,655	(618)	(4.2)
Total operating expenses	$77,935	$74,109	$3,826	5.2%

Total operating expenses have increased for both the three and six months ended August 31, 2017 as compared with the three and six months ended August 31, 2016. Selling expenses increased during the three and six months ended August 31, 2017 due primarily to advertising and marketing related expenses as a result of increased web advertising, in-store vignettes and displays, and coverage of the Company's trade show events. There was also a modest increase in salary and benefit expenses within selling expenses due to an increase in headcount in certain business units, as well as severance expense incurred due to restructuring activities in others. Within general and administrative expenses, the Company experienced increases related to the implementation of a new payroll and time and attendance system that took effect during the fourth quarter of Fiscal 2017, as well as due to salary, benefits and payroll related expenses as a result of bonus accruals, headcount increases in certain business units, and severance expenses resulting from restructuring activities in others. The increases were offset by a decline in occupancy costs related to the consolidation of the Company's shared services into one location, which was completed during the fourth quarter of Fiscal 2017. Engineering and technical support expenses increased during the three months ended August 31, 2017, but decreased during the six months ended August 31, 2017, primarily due to the timing of research and development expenditures and product launches as compared to the prior year periods.

Other (Expense) Income

	August 31,
	2017	2016	$ Change	% Change
Three Months Ended:
Interest and bank charges	$(1,843)	$(1,729)	$(114)	6.6%
Equity in income of equity investees	1,927	1,545	382	24.7
Investment gain	1,416	—	1,416	100.0
Other, net	(7,629)	223	(7,852)	(3,521.1)
Total other (expense) income	$(6,129)	$39	$(6,168)	(15,815.4)%

Six Months Ended:
Interest and bank charges	$(3,635)	$(3,293)	$(342)	10.4%
Equity in income of equity investees	3,730	3,353	377	11.2
Investment gain	1,416	—	1,416	100.0
Other, net	(8,636)	(257)	(8,379)	3,260.3
Total other (expense) income	$(7,125)	$(197)	$(6,928)	3,516.8%

Interest and bank charges represent expenses for the Company's bank obligations, interest related to capital leases and amortization of debt issuance costs. The increase in these expenses for the three and six months ended August 31, 2017 is due to a higher average outstanding balance on the Company's Credit Facility compared to the prior year periods.

Equity in income of equity investees represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA"). The increase in income from ASA for the three and six months ended August 31, 2017 as compared to the prior year was due to a favorable product mix, resulting in higher sales for several of the company's existing customers, as well as a special project performed for one of the company's customers during the period.

During July 2017, one of the Company's cost method investees, RxNetworks, was sold to a third party, resulting in a gain recognized by the Company for the three and six months ended August 31, 2017, representing the excess of the consideration received for the investment held by the Company on the date of the transaction.

Other, net, during the three and six months ended August 31, 2017 primarily includes net foreign currency losses of $(7,387) and $(8,219), respectively, interest income of $16 and $31, respectively, and rental income of $131 and $275, respectively, while Other, net, during the three and six months ended August 31, 2016, primarily included foreign currency losses of $(67) and $(773), respectively, interest income of $77 and $100, respectively, and rental income of $176 and $349, respectively. Included in the foreign currency losses for the three and six months ended August 31, 2017 are losses on forward contracts totaling $(6,618) incurred in conjunction with the sale of Hirschmann.

Income from Discontinued Operations

On August 31, 2017, the Company completed its sale of Hirschmann to a subsidiary of TE. The consideration received by the Company was €148,500. The purchase price, at the exchange rate as of the close of business on August 31, 2017 approximated $177,000, and is subject to adjustment based upon the final working capital. For the three and six months ended August 31, 2017, income from discontinued operations consisted primarily of a gain on sale of $36,118 in both periods, as well as operating income of $1,562 and $2,840, respectively. For the three and six months ended August 31, 2016, income from discontinued operations consisted primarily of operating income of $1,296 and $1,764, respectively. The increase in operating income for the Company's discontinued operation for the three and six months ended August 31, 2017 was primarily due to an increase in tuner and antenna sales during these periods as compared to the prior year.

Income Tax Provision

The effective tax rate for the three and six months ended August 31, 2017 was an income tax provision of 21.2% and an income tax benefit of 15.0%, respectively, compared to an income tax benefit of 267.6% and 70.2%, respectively, in the comparable prior periods. The effective tax rate for the three and six months ended August 31, 2017 differs from the statutory rate of 35% primarily due to the ability to provide an income tax benefit for domestic losses, as the U.S. taxable income from discontinued operations is treated as a source of income under the intra-period allocation guidance, coupled with the mix of domestic and foreign earnings, the non-controlling interest related to EyeLock LLC and an income tax benefit related to various federal tax credits.

Net Income

The following table sets forth, for the periods indicated, selected statement of operations data beginning with net income and basic and diluted net income per common share.

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
Net (loss) income from continuing operations	$(19,848)	$3,471	$(22,532)	$(2,950)

Net income (loss) from discontinued operations	$34,931	$(2,167)	$32,710	$(1,866)

Net income (loss) attributable to VOXX International Corporation	$17,106	$3,020	$14,076	$(1,288)

Net (loss) income per common share - basic:
Continuing operations	$(0.74)	$0.21	$(0.77)	$0.02
Discontinued operations	$1.45	$(0.09)	$1.35	$(0.08)
Attributable to VOXX International Corporation	$0.71	$0.12	$0.58	$(0.05)

Net (loss) income per common share - diluted:
Continuing operations	$(0.74)	$0.21	$(0.77)	$0.02
Discontinued operations	$1.45	$(0.09)	$1.35	$(0.08)
Attributable to VOXX International Corporation	$0.71	$0.12	$0.58	$(0.05)

The net loss from continuing operations for the three months ended August 31, 2017 was unfavorably impacted by an operating loss, which was driven by lower sales and gross profits, as well as higher operating expenses; a loss on foreign currency contracts incurred in conjunction with the sale of Hirschmann; net losses incurred by EyeLock LLC, the Company's majority owned subsidiary; and income tax expense. This was offset by an investment gain related to the sale of one of the Company's cost method investments and the performance of the Company's equity investment. The net loss from continuing operations for the six months ended August 31, 2017 was unfavorably impacted by an operating loss, which was driven by lower sales and gross profits, as well as higher operating expenses; a loss on foreign currency contracts incurred in conjunction with the sale of Hirschmann; and by net losses incurred by EyeLock LLC, the Company's majority owned subsidiary. This was offset by an investment gain related to the sale of one of the Company's cost method investments, the performance of the Company's equity investment, and an income tax benefit. Net income from continuing operations for the three months ended August 31, 2016, as well as the net loss for the six months ended August 31, 2016 were both favorably impacted by income tax benefits, as well as by the performance of the Company's equity investment and offset by net losses incurred by EyeLock LLC, the Company's majority owned subsidiary.

The net income from discontinued operations for both the three and six months ended August 31, 2017 was favorably impacted by the gain on the sale of Hirschmann, offset by income tax expense. For the three and six months ended August 31, 2016, net loss from discontinued operations was unfavorably impacted by income tax expense, offset by net operating income in both periods.

Net income attributable to VOXX International Corporation for both the three and six months ended August 31, 2017 was favorably impacted by the gain on sale of Hirschmann, as well as the effect of the minority interest of EyeLock LLC, and was offset by losses incurred by the Company's continuing operations, including a loss on foreign currency contracts incurred in conjunction with the sale of Hirschmann. Net income attributable to VOXX International Corporation for the three months ended August 31, 2016 was favorably impacted by the effect of the minority interest of EyeLock LLC and net income tax benefits, offset by operating losses from continuing operations. The net loss attributable to VOXX International Corporation for the six months ended August 31, 2016 was unfavorably impacted by operating losses from continuing operations, offset by a net income tax benefit and the effect of the minority interest of EyeLock LLC

EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per Common Share

EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share are not financial measures recognized by GAAP. EBITDA represents net income (loss) attributable to VOXX International Corporation, computed in accordance with GAAP, before interest expense and bank charges, taxes, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for stock-based compensation expense, gains on the sale of discontinued operations, losses on forward contracts, and investment gains. Depreciation, amortization and stock-based compensation are non-cash items. Diluted Adjusted EBITDA per common share represents the Company's diluted earnings per common share based on Adjusted EBITDA.
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

Reconciliation of GAAP Net Income (Loss) Attributable to VOXX International Corporation to EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per Common Share

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
Net income attributable to VOXX International Corporation	$17,106	$3,020	$14,076	$(1,288)
Adjustments:
Interest expense and bank charges (1)	1,730	1,722	3,406	3,310
Depreciation and amortization (1)	4,340	4,247	8,477	8,490
Income tax expense (benefit)	6,207	(2,261)	2,144	(3,653)
EBITDA	29,383	6,728	28,103	6,859
Stock-based compensation	157	188	299	363
Gain on sale of discontinued operation	(36,118)	—	(36,118)	—
Loss on forward contracts attributable to sale of business	6,618	—	6,618	—
Investment gain	(1,416)	—	(1,416)	—
Adjusted EBITDA	$(1,376)	$6,916	$(2,514)	$7,222
Diluted income per common share attributable to VOXX International Corporation	$0.71	$0.12	$0.58	$(0.05)
Diluted Adjusted EBITDA per common share attributable to VOXX International Corporation	$(0.06)	$0.29	$(0.10)	$0.30

(1) For purposes of calculating Adjusted EBITDA for the Company, interest expense and bank charges, as well as depreciation and amortization have been adjusted in order to exclude the non-controlling interest portion of these expenses attributable to EyeLock LLC.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of August 31, 2017, we had working capital of $169,138 which includes cash and cash equivalents of $45,821, compared with working capital of $143,281 at February 28, 2017, which included cash and cash equivalents of $956. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions or to further pay down our debt.

Operating activities used cash of $32,207 for the six months ended August 31, 2017, principally due to increases in the Company's inventory, as well as prepaid expenses and other assets, and was offset by a decrease in accounts receivable and an increase in accrued expenses. For the six months ended August 31, 2016, operating activities used cash of $7,017 due primarily to increases in the Company's inventory balance and decreases in accrued expenses and income taxes payable, which was offset by decreases in accounts receivable as a result of collections and factoring of certain trade accounts receivable balances.

Investing activities provided cash of $163,991 during the six months ended August 31, 2017 primarily as a result of the sale of Hirschmann on August 31, 2017, which was offset by cash used for capital additions, as well as the acquisition of Rosen Electronics LLC and the issuance of notes receivable. For the six months ended August 31, 2016, investing activities used cash of $5,089, primarily as a result of capital additions made during the quarter.

Financing activities used cash of $92,272 during the six months ended August 31, 2017, primarily due to the repayment of balances outstanding on the Company's Credit Facility as a result of the sale of Hirschmann. Financing activities provided cash of $4,584 during the six months ended August 31, 2016, primarily due to borrowings of bank obligations, net of repayments.

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000, and a term loan in the amount of $15,000. The Credit Facility also includes a $15,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 15(b)). In conjunction with the sale of Hirschmann on August 31, 2017 (see Note 2), the Company paid down substantially all of the outstanding balance of the revolving credit facility, as well as the entire outstanding balance of the term loan. As of August 31, 2017, $94 was outstanding under the revolving credit facility. The remaining availability under revolving credit line of the Credit Facility was $100,563 as of August 31, 2017.

All amounts outstanding under the Credit Facility will mature and become due on April 26, 2021; however, it is subject to acceleration upon the occurrence of an Event of Default (as defined in the Credit Agreement). The Company may prepay any amounts outstanding at any time, subject to payment of certain breakage and redeployment costs relating to LIBOR Rate Loans. The commitments under the Credit Facility may be irrevocably reduced at any time, without premium or penalty as set forth in the agreement.

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

The Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any Change of Control; (ix) make any Restricted Junior Payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash.

The obligations under the loan documents are secured by a general lien on and security interest in substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles and inventory. The Company has guaranteed the obligations of the borrowers under the Credit Agreement.

On August 31, 2017, the Company completed its sale of Hirschmann to a subsidiary of TE. The consideration received by the Company was €148,500. The purchase price, at the exchange rate as of the close of business on August 31, 2017 approximated $177,000, and is subject to adjustment based upon the final working capital. As of August 31, 2017, a total of $94 was outstanding under the Credit Facility compared to $92,793 at February 28, 2017. The decrease in the outstanding credit facility balance as of August 31, 2017 is principally a result of the Company's decision to pay down the outstanding balance of the Credit Facility in conjunction with the sale of Hirschmann.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At August 31, 2017, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period (9)
		Less than	2-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$1,152	$303	$616	$233	$—
Operating leases (2)	3,239	1,341	1,039	469	390
Total contractual cash obligations	$4,391	$1,644	$1,655	$702	$390

Other Commitments
Bank obligations (3)	$5,258	$5,164	$—	$94	$—
Stand-by and commercial letters of credit (4)	1,161	1,161	—	—	—
Other (5)	13,424	1,606	4,453	1,000	6,365
Pension obligation (6)	648	—	—	—	648
Unconditional purchase obligations (7)	86,897	86,897	—	—	—
Total other commitments	107,388	94,828	4,453	1,094	7,013
Total commitments	$111,779	$96,472	$6,108	$1,796	$7,403

1.
Represents total principal payments due under capital lease obligations which have a total current (included in other current liabilities) and long-term principal balance of $303 and $849, respectively, at August 31, 2017.

2.	We enter into operating leases in the normal course of business.

3.	Represents amounts outstanding under the Company's Credit Facility and the Voxx Germany Euro asset-based lending facility at August 31, 2017.

4.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.

5.
This amount includes amounts due under an assumed mortgage on a facility in connection with the acquisition of Klipsch, as well as amounts outstanding under loans and mortgages for our manufacturing facility in Florida and for facilities purchased at Schwaiger and Voxx Germany.

6.	Represents the liability for an employer defined benefit pension plan covering certain eligible employees of Voxx Germany.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

Voxx conducts business in various non-U.S. countries, including Germany, Canada, Mexico, China, Denmark, the Netherlands, and France and thus is exposed to market risk for changes in foreign currency exchange rates. A cumulative foreign currency translation loss of $(13,992) related to the Company’s foreign subsidiaries is included in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet at August 31, 2017. The aggregate foreign currency transaction exchange rate losses included in determining income before income taxes were $(7,387) and $(8,219) for the three and six months ended August 31, 2017, respectively, compared to $(67) and $(773) for the three and six months ended August 31, 2016, respectively. Included in the foreign currency losses for the three and six months ended August 31, 2017 are losses on forward contracts totaling $(6,618) incurred in conjunction with the sale of Hirschmann. For the three and six months ended August 31, 2017, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales from continuing operations of approximately $1,900 and $3,900, respectively, and net income from continuing operations of approximately $190 and $180, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela did not have any sales for the three and six months ended August 31, 2017. Approximately $51 of assets invested in Venezuela are cash related and are subject to government foreign exchange controls. The Company also maintains $3,611 in real estate property in Venezuela that could be subject to government foreign exchange controls upon their ultimate sale, or as a result of additional currency restrictions.

The Company enters into forward foreign currency contracts which are utilized to hedge a portion of its foreign currency inventory purchases. As of August 31, 2017, the total net fair value of our forward foreign currency contracts recorded in Accrued expenses and other liabilities and Prepaid expenses and other current assets on our Consolidated Balance Sheet was $(690). Total gains recognized related to forward foreign currency contracts settled during the three and six months ended August 31, 2017 were $42 and $317, respectively, compared to $44 and $259, respectively, during the three and six months ended August 31, 2016.

Interest

In connection with the Amended Credit Facility and the Florida Mortgage, we have debt outstanding in the amount of $94 and $8,864, respectively, at August 31, 2017. Interest on the Amended Credit Facility is charged at a range of LIBOR plus 0.75 - 2.25% and interest on the Florida Mortgage is charged at 70% of 1-month LIBOR plus 1.54%. The Company also has debt outstanding with variable interest rates on its Euro asset based lending obligation in Germany (see Note 15(c)). The Company currently has one interest rate swap for the Florida Mortgage with a notional amount of $8,864 at August 31, 2017. This swap locks the interest rate at 3.48% (inclusive of credit spread) on the Florida Mortgage through the mortgage end date of March 2026.

As of August 31, 2017, the total net fair value of the interest rate swap recorded in Other liabilities on our Consolidated Balance Sheet is $(367), which represents the amount that would be received/(paid) upon unwinding the interest rate swap agreement based on market conditions on that date. Changes in the fair value of these interest rate swap agreements are reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated Other Comprehensive Income (Loss) since the hedges are deemed fully effective. During the six months ended August 31, 2016, the Company unwound an interest rate swap, resulting in a charge to interest expense of $(114), representing the fair value of the interest rate swap on the date of the unwind.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of August 31, 2017 to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three-month period ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no shares of common stock repurchased during the three months ended August 31, 2017.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Sale and Purchase Agreement dated June 25, 2017 between VOXX International (Germany) GmbH, Tyco Electronics Germany Holdings GmbH and Tyco Electronics Group S.A. (filed herewith).

31.1	Certification of Patrick M. Lavelle Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Charles M. Stoehr Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended August 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii), the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

October 10, 2017

By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer