Form 10-Q
period 2017-11-30
VOXX International Corp
filed 2018-01-09
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

 or

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
Yes   ☒ No   ☐

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of January 8, 2018
Class A Common Stock	21,938,100	Shares
Class B Common Stock	2,260,954	Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	November 30, 2017	February 28, 2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$37,514	$956
Accounts receivable, net	93,106	79,971
Inventory, net	125,389	122,352
Receivables from vendors	568	634
Prepaid expenses and other current assets	16,390	12,332
Income tax receivable	1,468	1,596
Assets held for sale, current	—	55,507
Total current assets	274,435	273,348
Investment securities	9,040	10,388
Equity investments	22,416	21,926
Property, plant and equipment, net	65,959	65,589
Goodwill	54,639	53,905
Intangible assets, net	151,703	154,939
Deferred income taxes	23	23
Other assets	8,483	1,699
Assets held for sale, non-current	—	86,669
Total assets	$586,698	$668,486
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$36,203	$46,244
Accrued expenses and other current liabilities	36,638	32,110
Income taxes payable	3,117	703
Accrued sales incentives	18,123	13,154
Current portion of long-term debt	7,675	9,215
Liabilities held for sale, current	—	28,641
Total current liabilities	101,756	130,067
Long-term debt, net of debt issuance costs	8,583	97,747
Capital lease obligation	774	926
Deferred compensation	3,854	3,844
Deferred income tax liabilities	28,611	27,627
Other tax liabilities	1,798	3,194
Other long-term liabilities	3,185	2,125
Liabilities held for sale, non-current	—	11,641
Total liabilities	148,561	277,171
Commitments and contingencies
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 19)	—	—
Common stock:
Class A, $.01 par value, 60,000,000 shares authorized, 24,106,194 and 24,067,444 shares issued and 21,938,100 and 21,899,370 shares outstanding at November 30, 2017 and February 28, 2017, respectively	256	256

Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	296,291	295,432
Retained earnings	182,089	159,369
Accumulated other comprehensive loss	(15,427)	(43,898)
Treasury stock, at cost, 2,168,094 and 2,168,074 shares of Class A Common Stock at November 30, 2017 and February 28, 2017, respectively	(21,176)	(21,176)
Total VOXX International Corporation stockholders' equity	442,055	390,005
Non-controlling interest	(3,918)	1,310
Total stockholders' equity	438,137	391,315
Total liabilities and stockholders' equity	$586,698	$668,486
See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)
 (In thousands, except share and per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016
Net sales	$156,563	$157,411	$384,856	$389,636
Cost of sales	115,044	113,763	284,772	281,572
Gross profit	41,519	43,648	100,084	108,064

Operating expenses:
Selling	11,357	11,081	34,805	32,387
General and administrative	18,258	20,099	59,095	58,247
Engineering and technical support	6,261	7,236	20,298	21,891
Total operating expenses	35,876	38,416	114,198	112,525
Operating income (loss)	5,643	5,232	(14,114)	(4,461)

Other (expense) income:
Interest and bank charges	(1,215)	(1,901)	(4,850)	(5,194)
Equity in income of equity investees	2,004	1,931	5,734	5,284
Investment gain	—	—	1,416	—
Other, net	477	121	(7,772)	(136)
Total other income (expense), net	1,266	151	(5,472)	(46)

Income (loss) from continuing operations before income taxes	6,909	5,383	(19,586)	(4,507)
Income tax (benefit) expense from continuing operations	(568)	3,756	(4,531)	(3,184)
Net income (loss) from continuing operations	7,477	1,627	(15,055)	(1,323)

Net (loss) income from discontinued operations, net of tax (Note 2)	(368)	2,283	32,342	417
Net income (loss)	7,109	3,910	17,287	(906)
Less: net loss attributable to non-controlling interest	(1,535)	(1,890)	(5,433)	(5,418)
Net income attributable to VOXX International Corporation	$8,644	$5,800	$22,720	$4,512

Other comprehensive income (loss):
Foreign currency translation adjustments	(170)	(6,684)	27,669	(3,168)
Derivatives designated for hedging	226	752	(960)	240
Pension plan adjustments	(2)	96	1,688	44
Unrealized holding (loss) gain on available-for-sale investment securities, net of tax	(3)	4	74	(4)
Other comprehensive income (loss), net of tax	51	(5,832)	28,471	(2,888)
Comprehensive income (loss) attributable to VOXX International Corporation	$8,695	$(32)	$51,191	$1,624

Earnings (loss) per share - basic:
Continuing operations	$0.37	$0.15	$(0.40)	$0.17
Discontinued operations	$(0.02)	$0.09	$1.34	$0.02
Attributable to VOXX International Corporation	$0.36	$0.24	$0.94	$0.19

Earnings (loss) per share - diluted:
Continuing operations	$0.37	$0.14	$(0.40)	$0.17
Discontinued operations	$(0.02)	$0.09	$1.34	$0.02
Attributable to VOXX International Corporation	$0.35	$0.24	$0.94	$0.19

Weighted-average common shares outstanding (basic)	24,238,493	24,160,324	24,222,973	24,160,324
Weighted-average common shares outstanding (diluted)	24,498,144	24,287,431	24,222,973	24,237,357

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended November 30,
	2017	2016
Cash flows from operating activities:
Net loss from continuing operations	$(15,055)	$(1,323)
Net income (loss) from discontinued operations	32,342	417

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,087	13,637
Amortization of debt discount	616	614
Bad debt expense	260	191
Non-cash bank charges	—	187
Non-cash interest on borrowings	—	1,817
Loss (gain) on forward contracts	6,602	(590)
Loss on interest rate swap unwind	—	114
Equity in income of equity investees	(5,734)	(5,284)
Distribution of income from equity investees	5,245	4,889
Deferred income tax expense (benefit)	1,157	(108)
Non-cash compensation adjustment	786	1,261
Stock based compensation expense	445	568
Gain on sale of property, plant and equipment	(10)	(12)
Gain on sale of RxNetworks	(1,416)	—
Gain on sale of Hirschmann	(36,118)	—
Changes in operating assets and liabilities:
Accounts receivable	(10,862)	(24,299)
Inventory	(831)	(15,897)
Receivables from vendors	396	(67)
Prepaid expenses and other	(12,275)	(2,139)
Investment securities-trading	52	(210)
Accounts payable, accrued expenses, accrued sales incentives and other liabilities	(14,975)	15,006
Income taxes payable	(1,660)	(3,904)
Net cash used in operating activities	(38,948)	(15,132)
Cash flows provided by (used in) investing activities:
Purchases of property, plant and equipment	(5,932)	(8,622)
Proceeds from sale of property, plant and equipment	10	15
Issuance of notes receivable	(3,000)	—
Proceeds from sale of long-term investment	2,660	—
Purchase of business	(1,814)	—
Proceeds from sale of Hirschmann, net of settlement of forward contracts	170,020	—
Net cash provided by (used in) investing activities	161,944	(8,607)
Cash flows (used in) provided by financing activities:
Principal payments on capital lease obligation	(489)	(356)
Repayment of bank obligations	(128,591)	(30,763)
Borrowings on bank obligations	37,114	48,353
Proceeds from exercise of stock options	303	—
Net cash (used in) provided by financing activities	(91,663)	17,234
Effect of exchange rate changes on cash	(1,619)	410

Net increase (decrease) in cash and cash equivalents		29,714		(6,095)
Cash and cash equivalents at beginning of period	(a)	7,800	(a)	11,767
Cash and cash equivalents at end of period		$37,514	(a)	$5,672

(a) Cash and cash equivalents at February 28, 2017, February 29, 2016 and November 30, 2016 include $6,844, $6,789, and $4,307, respectively, in current assets held for sale for Hirschmann.
See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

(1)    Basis of Presentation

The accompanying unaudited interim consolidated financial statements of VOXX International Corporation and Subsidiaries ("Voxx" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented.  The results of operations are not necessarily indicative of the results to be expected for the full fiscal year or any interim period.  These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 28, 2017. The Company's financial statements for the prior periods presented herein have been recast to reflect a certain business that was classified as discontinued operations during the second quarter of Fiscal 2018. See Note 2 for additional information. Net income (loss) per share amounts for continuing and discontinued operations are computed independently. As a result, the sum of the per share amounts may not equal the total.

We operate in three reportable segments, Automotive, Premium Audio and Consumer Accessories. See Note 21 for the Company's segment reporting disclosures.

(2)    Acquisitions and Dispositions

Rosen Electronics LLC
On April 18, 2017, Voxx acquired certain assets and assumed certain liabilities of Rosen Electronics LLC. As consideration for the Rosen net asset purchase, the Company paid $1,814. In addition, the Company agreed to pay a 2% fee related to future net sales of Rosen products for three years.

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

The following summarizes the preliminary allocation of the purchase price for the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Assets acquired:
Inventory	$1,590
Goodwill	734
Intangible assets including trademarks and customer relationships	520
Total assets acquired	$2,844

Liabilities assumed:
Warranty accrual	$500
Other liabilities acquired	530
Total	$1,030
Total purchase price	$1,814

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

In order to hedge the fluctuation in the exchange rate before closing, the Company entered into forward contracts totaling €148,500, which could be settled on dates ranging from August 31, 2017 through September 6, 2017. As the sale of Hirschmann closed on August 31, 2017, the Company settled all of the forward contracts on this date. The forward contracts were not designated for hedging and a total foreign currency loss of $(6,618) was recorded when the contracts were settled, within continuing operations for the nine months ended November 30, 2017.

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

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the net income from discontinued operations, net of tax, presented separately in the Consolidated Statements of Operations and Comprehensive Income (Loss):

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016
Net sales	$—	$41,526	$91,824	$124,018
Cost of sales	—	26,961	63,610	81,275
Gross profit	—	14,565	28,214	42,743

Operating expenses:
Selling	—	1,340	2,778	3,813
General and administrative	12	7,141	14,688	20,967
Engineering and technical support	—	4,007	7,920	14,122
Total operating expenses	12	12,488	25,386	38,902
Operating (loss) income of discontinued operations	(12)	2,077	2,828	3,841

Other (expense) income:
Interest and bank charges (a)	—	(95)	(279)	(366)
Other, net	7	(19)	145	(92)
Total other income (expense) of discontinued operations, net	7	(114)	(134)	(458)

Gain on sale of discontinued operations before taxes	—	—	36,118	—
Total (loss) income from discontinued operations before taxes	(5)	1,963	38,812	3,383
Income tax expense (benefit) on discontinued operations (b)	363	(320)	6,470	2,966
(Loss) income from discontinued operations, net of taxes	$(368)	$2,283	$32,342	$417
(Loss) income per share - basic	$(0.02)	$0.09	$1.34	$0.02
(Loss) income per share - diluted	$(0.02)	$0.09	$1.34	$0.02

(a) Includes an allocation of consolidated interest expense and interest expense directly related to debt assumed by the buyer. The allocation of consolidated interest expense was based upon the ratio of net assets of the discontinued operations to that of the Consolidated Company.

(b) The income tax expense on discontinued operations for the three and nine months ended November 30, 2017 was positively impacted by an income tax benefit related to the partial reversal of the Company’s valuation allowance as the Company utilized a significant portion of its tax attributes to offset the U.S. tax gain related to the sale of Hirschmann.

The following table presents supplemental cash flow information of the discontinued operations:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Nine Months Ended November 30,
	2017	2016
Operating activities:
Depreciation and amortization expense	$2,939	$4,506
Stock-based compensation expense	50	60

Investing activities:
Capital expenditures	$2,652	$4,130

Non-cash investing and financing activities:
Capital expenditures funded by long-term obligations	$1,916	$—

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

There are no reconciling items which impact the numerator of basic and diluted net income (loss) per common share.  A reconciliation between the denominator of basic and diluted net income (loss) per common share is as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016
Weighted-average common shares outstanding	24,238,493	24,160,324	24,222,973	24,160,324
Effect of dilutive securities:
Stock options, warrants and restricted stock	259,651	127,107	—	77,033
Weighted-average common shares and potential common shares outstanding	24,498,144	24,287,431	24,222,973	24,237,357

Restricted stock, stock options and warrants totaling 55,918 and 121,250 for the three months ended November 30, 2017 and 2016, respectively, and 545,102 and 252,067 for the nine months ended November 30, 2017 and 2016, respectively, were not included in the net income (loss) per diluted share calculation because the exercise price of these stock options and warrants was greater than the average market price of the Company’s common stock during these periods, or the inclusion of these components would have been anti-dilutive.

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

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets measured at fair value on a recurring basis at November 30, 2017:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$37,514	$37,514	$—
Derivatives
Designated for hedging	$(633)	$—	$(633)
Investment securities:
Trading securities	$4,043	$4,043	$—
Available-for-sale securities	—	—	—
Other investments at cost (a)	4,997	—	—
Total investment securities	$9,040	$4,043	$—

The following table presents assets measured at fair value on a recurring basis at February 28, 2017:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$956	$956	$—
Derivatives
Designated for hedging	$345	$—	$345
Investment securities:
Trading securities	$4,094	$4,094	$—
Available-for-sale securities	6	6	—
Other investments at cost (a)	6,288	—	—
Total investment securities	$10,388	$4,100	$—

(a)
Included in this balance are investments in two non-controlled corporations accounted for at cost (see Note 5). The fair values of these investments would be based upon Level 3 inputs. At November 30, 2017 and February 28, 2017, it is not practicable to estimate the fair values of these items.

The carrying amount of the Company's accounts receivable, short-term debt, accounts payable, accrued expenses, bank obligations and long-term debt approximates fair value because of (i) the short-term nature of the financial instrument; (ii) the interest rate on the financial instrument being reset every quarter to reflect current market rates, or (iii) the stated or implicit interest rate approximates the current market rates or are not materially different from market rates.
Derivative Instruments
The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts ranges from 1 month - 15 months and are classified in the balance sheet according to their terms. The Company also has an interest rate swap agreement as of November 30, 2017 that hedges interest rate exposure related to the forecasted outstanding balance of its Florida Mortgage, with monthly payments due through March 2026. The swap agreement locks the interest rate on the debt at 3.48% (inclusive of credit spread) through the maturity date of the loan. During the first quarter of Fiscal 2017, the Company unwound an interest rate swap agreement that hedged interest rate exposure related to one of its mortgage notes when that mortgage was paid in full. The fair value of that interest

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

rate swap agreement on the date it was unwound was $(114), and was charged to interest expense in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) during the nine months ended November 30, 2016. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either assets or liabilities based on the fair value of the instruments at the end of the period.
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is recognized as incurred through Other Income (Expense) in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) and amounted to $46 and $(49) for the three and nine months ended November 30, 2017, respectively, and $166 and $146 for the three and nine months ended November 30, 2016, respectively.
Financial Statement Classification
The following table discloses the fair value as of November 30, 2017 and February 28, 2017 of derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	November 30, 2017	February 28, 2017
Designated derivative instruments
Foreign currency contracts	Prepaid expenses and other current assets	$—	$643
	Accrued expenses and other current liabilities	(414)	—

Interest rate swap agreements	Other long-term liabilities	(219)	(298)

Total derivatives		$(633)	$345
In connection with the sale of Hirschmann on August 31, 2017 (see Note 2), the Company entered into forward contracts totaling €148,500, which could be settled on dates ranging from August 31, 2017 through September 6, 2017. As the sale of Hirschmann closed on August 31, 2017, the Company settled all of the forward contracts on this date. The forward contracts were not designated for hedging and a total foreign currency loss of $(6,618) was recorded when the contracts were settled, within continuing operations, for the nine months ended November 30, 2017.

Cash flow hedges

During Fiscal 2017 and Fiscal 2018, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $14,500 and are designated as cash flow hedges at November 30, 2017. The current outstanding notional value of the Company's interest rate swap at November 30, 2017 is $8,738. For cash flow hedges, the effective portion of the gain or loss is reported as a component of Other Comprehensive Income (Loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges pertaining to continuing operations recorded during the three and nine months ended November 30, 2017 and 2016 was as follows:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Three months ended			Nine months ended
	November 30, 2017			November 30, 2017
	Pretax Gain(Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Gain (Loss)for Ineffectiveness in Other Income	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$(103)	$(218)	$46	$(1,369)	$99	$(49)
Interest rate swaps	148	—	—	79	—	—

	Three months ended			Nine months ended
	November 30, 2016			November 30, 2016
	Pretax Gain(Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Gain (Loss)for Ineffectiveness in Other Income	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$911	$85	$166	$1,663	$343	$146
Interest rate swaps	313	—	—	386	(114)	—
The net income (loss) recognized in Other Comprehensive Income (Loss) for foreign currency contracts is expected to be recognized in cost of sales within the next eighteen months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. As of November 30, 2017, no foreign currency contracts originally designated for hedge accounting were de-designated or terminated. Refer to Note 6 for information regarding activity related to cash flow hedges pertaining to discontinued operations.

(5)    Investment Securities

As of November 30, 2017, and February 28, 2017, the Company had the following investments:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	November 30, 2017			February 28, 2017
	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value
Investment Securities
Marketable Securities
Trading
Deferred Compensation	$4,043	$—	$4,043	$4,094	$—	$4,094
Available-for-sale
Cellstar	—	—	—	—	6	6
Total Marketable Securities	4,043	—	4,043	4,094	6	4,100
Other Long-Term Investments	4,997	—	4,997	6,288	—	6,288
Total Investment Securities	$9,040	$—	$9,040	$10,382	$6	$10,388

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

A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No other-than-temporary losses were incurred by the Company during the three and nine months ended November 30, 2017 or 2016.

Other Long-Term Investments

Other long-term investments include investments in two non-controlled corporations accounted for by the cost method. As of November 30, 2017, the Company's investments in 360fly, Inc. totaled $4,453 and we held 5.0% of the outstanding shares of this company. The Company did not make additional investments in 360fly, Inc. during the three and nine months ended November 30, 2017. During the second and third quarters of Fiscal 2018, the Company issued senior secured notes to 360fly, Inc. totaling $3,000. These notes bear interest at 8% and are due on August 31, 2019.

On July 31, 2017, RxNetworks, a Canadian company in which Voxx held a cost method investment consisting of shares of the investee's preferred stock, was sold to a third party. In consideration for its holdings in RxNetworks on July 31, 2017, Voxx received cash, as well as a proportionate share of the value (consisting of preferred stock) in a newly formed subsidiary of RxNetworks, called Fathom Systems Inc. ("Fathom"). As a result of this transaction, Voxx recognized a gain of $1,416 for the nine months ended November 30, 2017. The cash proceeds were subject to a hold-back provision, which was not included in the calculation of the gain recognized. As of November 30, 2017, the Company's investment

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

in Fathom is being accounted for by the cost method and totaled $544 and we held 8.2% of the outstanding shares of this company. Voxx's total cost method investment balance for 360fly, Inc. and Fathom was $4,997 as of November 30, 2017.

(6)    Accumulated Other Comprehensive (Loss) Income

The Company’s accumulated other comprehensive (losses) income consist of the following:

	Foreign Currency Translation Gains (Losses)	Unrealized gains (losses) on investments, net of tax	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2017	$(41,831)	$(98)	$(2,282)	$313	$(43,898)
Other comprehensive income (loss) before reclassifications	16,930	(15)	(267)	(1,347)	15,301
Reclassified from accumulated other comprehensive income (loss)	10,739	89	1,955	387	13,170
Net current-period other comprehensive income (loss)	27,669	74	1,688	(960)	28,471
Balance at November 30, 2017	$(14,162)	$(24)	$(594)	$(647)	$(15,427)

In the above table, all reclassifications of other comprehensive income (loss) for the nine months ended November 30, 2017 for foreign currency translation, investments and pension plan adjustments are related to the sale of Hirschmann on August 31, 2017 (see Note 2). Within reclassifications for derivatives designated in a hedging relationship, gains totaling $71 are related to cash flow hedge activity of discontinued operations for the nine months ended November 30, 2017, and $384 is related to the sale of Hirschmann on August 31, 2017. Within other comprehensive income (loss) before reclassifications for derivatives designated in a hedging relationship, $(501) is related to cash flow hedge activity of discontinued operations for the nine months ended November 30, 2017.

During the three and nine months ended November 30, 2017, the Company recorded tax expense (benefit) related to derivatives designated in a hedging relationship of $36 and $(667), respectively, unrealized losses on investments of $0 and pension plan adjustments of $0.

The other comprehensive income (loss) before reclassification of $16,930 includes the remeasurement of intercompany transactions of a long-term nature of $12,131 with certain subsidiaries whose functional currency is not the U.S. dollar, and $4,799 from translating the financial statements of the Company's non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar. Foreign currency translation gains (losses) reclassified from accumulated other comprehensive income (loss) of $10,739 include $9,911 due to the settlement of a euro based loan and the recognition of the cumulative translation adjustment of $828 due to the sale of Hirschmann.

(7)    Supplemental Cash Flow Information

The following is supplemental information relating to the consolidated statements of cash flows, including continuing and discontinued operations:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Nine Months Ended November 30,
	2017	2016
Non-cash investing and financing activities:
Capital expenditures funded by long-term obligations	$1,993	$—
Mortgage settlement funded by long-term obligations	—	5,590
Deferred financing costs funded by long-term obligations	—	1,779
Cash paid during the period:
Interest (excluding bank charges)	$2,675	$3,321
Income taxes (net of refunds)	2,359	3,610

See Note 2 for additional supplemental cash flow information pertaining to discontinued operations.

(8)    Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Company’s Form 10-K for the fiscal year ended February 28, 2017.

Information regarding the Company's stock options and warrants is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at February 28, 2017	116,250	$7.76
Granted	—	—
Exercised	38,750	7.76
Forfeited/expired	77,500	7.76
Outstanding and exercisable at November 30, 2017	—	$—	0.00

A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates for a reason other than death, disability or retirement, prior to the release of the restrictions. The Company has a Supplemental Executive Retirement Plan (SERP), which was established in Fiscal 2014. Shares are granted based on certain performance criteria and vest on the later of three years from the date of grant (or three years from the date of participation in the SERP with respect to grants made when the plan was established in Fiscal 2014), or the grantee reaching the age of 65 years. The shares will also vest upon termination of the grantee's employment by the Company without cause, provided that the grantee, at the time of termination, has been employed by the Company for at least 10 years, or as a result of the sale of all of the issued and outstanding stock, or all, or substantially all, of the assets of the subsidiary of which the grantee serves as CEO and/or President. When vested shares are issued to the grantee, the awards will be settled in shares or in cash, at the Company's sole option. The grantee cannot transfer the rights to receive shares before the restricted shares vest. There are no market conditions inherent in the award, only an employee performance requirement, and the service requirement that the respective employee continues employment with the Company through the vesting date. During July 2017, the Company granted 74,156 shares of restricted stock under the SERP. The Company expenses the cost of the restricted stock awards on a straight-line basis over the requisite service period of each employee. For these purposes, the fair market value of the restricted stock is determined based on the mean of the high and low price of the Company's common stock on the grant dates. The fair market value of the restricted stock granted during July 2017 was $6.52.

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

The following table presents a summary of the Company's restricted stock activity for the nine months ended November 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at February 28, 2017	437,443	$6.99
Granted	74,156	6.52
Vested and settled	72,300	5.98
Forfeited	—	—
Balance at November 30, 2017	439,299	$7.08
Vested and unissued at November 30, 2017	56,181	$13.62

During the three and nine months ended November 30, 2017, the Company recorded $146 and $396 in stock-based compensation related to restricted stock awards for continuing operations, respectively. As of November 30, 2017, there was $1,007 of unrecognized stock-based compensation expense related to unvested restricted stock awards.

(9)    Supply Chain Financing

The Company has supply chain financing agreements and factoring agreements that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The balances under the agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three and nine months ended November 30, 2017, net of discounts, were $46,309 and $110,024, respectively, compared to $45,411 and $105,410 for the three and nine months ended November 30, 2016, respectively.

(10)    Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $2,340 and $8,526 for the three and nine months ended November 30, 2017, respectively, compared to $3,193 and $9,745 for the three and nine months ended November 30, 2016, respectively, net of customer reimbursements, and are included in continuing operations within Engineering and Technical Support Expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

(11)    Goodwill and Intangible Assets

The change in goodwill pertaining to continuing operations by segment is as follows:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Automotive:	Amount
Beginning balance at March 1, 2017	$7,372
Goodwill acquired (see Note2)	734
Balance at November 30, 2017	$8,106

Gross carrying amount at November 30, 2017	$8,106
Accumulated impairment charge	—
Net carrying amount at November 30, 2017	$8,106

Premium Audio:
Beginning balance at March 1, 2017	$46,533
Activity during the period	—
Balance at November 30, 2017	$46,533

Gross carrying amount at November 30, 2017	$78,696
Accumulated impairment charge	(32,163)
Net carrying amount at November 30, 2017	$46,533

Total Goodwill, net	$54,639

Note: The Company's Consumer Accessories segment did not carry a goodwill balance at November 30, 2017 or February 28, 2017.

At November 30, 2017, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$50,054	$25,764	$24,290
Trademarks/Tradenames	415	398	17
Developed technology	31,290	6,122	25,168
Patents	2,814	2,088	726
License	1,400	1,400	—
Contract	2,141	1,820	321
Total finite-lived intangible assets	$88,114	$37,592	50,522
Indefinite-lived intangible assets
Trademarks			101,181
Total net intangible assets			$151,703

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

The Company recorded amortization expense for continuing operations of $1,612 and $4,867, respectively for the three and nine months ended November 30, 2017, and $1,618 and $4,858 for the three and nine months ended November 30, 2016, respectively. The estimated aggregate amortization expense for continuing operations for all amortizable intangibles for November 30 of each of the succeeding years is as follows:

Year	Amount
2018	$6,379
2019	6,311
2020	6,217
2021	5,985
2022	5,831

(12)    Equity Investment

As of November 30, 2017 and February 28, 2017, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA.  Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	November 30, 2017	February 28, 2017
Current assets	$44,575	$43,643
Non-current assets	6,809	6,207
Current liabilities	6,552	5,998
Members' equity	44,832	43,852

	Nine Months Ended November 30,
	2017	2016
Net sales	$72,434	$70,982
Gross profit	24,397	22,936
Operating income	11,359	10,527
Net income	11,467	10,567

The Company's share of income from ASA was $2,004 and $5,734, respectively, for the three and nine months ended November 30, 2017 and $1,931 and $5,284 for the three and nine months ended November 30, 2016, respectively.

(13)    Income Taxes

For the nine months ended November 30, 2017, the Company recorded an income tax benefit from continuing operations of $4,531, which includes a discrete income tax benefit of $1,244 related primarily to the reduction of unrecognized tax benefits resulting from a lapse of the applicable statute of limitations. The income tax benefit relates primarily to foreign taxes offset by an income tax benefit for domestic losses incurred during Fiscal 2018, as the U.S. taxable income from discontinued operations is treated as a source of income under the intra-period allocation guidance. For the nine months ended November 30, 2016, the Company recorded an income tax benefit from continuing operations of $3,184, which includes a discrete income tax provision of $264 related to the accrual of interest for unrecognized tax benefits.

The effective tax rates for the nine months ended November 30, 2017 and November 30, 2016 were an income tax benefit from continuing operations of 23.1% and 70.6%, respectively. The effective tax rate for the nine months ended November 30, 2017 differs from the U.S. statutory rate of 35% primarily due to the ability to provide an income tax benefit for domestic losses, as the U.S. taxable income from discontinued operations is treated as a source of income under the intra-period allocation guidance, coupled with the mix of domestic and foreign earnings, the non-controlling interest related to EyeLock LLC, and an income tax benefit related to various federal tax credits.

For the three months ended November 30, 2017, the Company recorded an income tax benefit from continuing operations of $568, which includes a discrete income tax benefit of $1,309 primarily related to the reduction of unrecognized tax benefits resulting from a lapse of the applicable statute of limitations. For the three months ended November 30, 2016, the Company recorded an income tax provision from continuing operations of $3,756, which includes a discrete income tax provision of $98 related to the accrual of interest for unrecognized tax benefits.

The effective tax rates for the three months ended November 30, 2017 and November 30, 2016 were an income tax benefit from continuing operations of 8.2% and an income tax provision of 69.8%, respectively. The effective tax rate for the three months ended November 30, 2017 differs from the U.S. statutory rate of 35% primarily due to the ability to provide an income tax benefit for domestic losses as the U.S. taxable income from discontinued operations is treated as a source of income under the intra-period allocation guidance, coupled with the mix of domestic and foreign earnings, the non-controlling interest related to EyeLock LLC, and an income tax benefit related to various federal tax credits.

At November 30, 2017, the Company had an uncertain tax position liability from continuing operations of $1,798, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S. federal, state and local and foreign tax issues.

(14)    Inventory

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Inventories by major category are as follows:

	November 30, 2017	February 28, 2017
Raw materials	$28,410	$20,488
Work in process	2,808	2,270
Finished goods	94,171	99,594
Inventory, net	$125,389	$122,352

(15)     Financing Arrangements

The Company has the following financing arrangements:

	November 30, 2017	February 28, 2017
Debt
Domestic credit facility (a)	$—	$92,793
Florida mortgage (b)	8,738	9,113
Euro asset-based lending obligation (c)	6,092	3,905
Schwaiger mortgage (d)	524	644
Klipsch note (e)	—	113
Voxx Germany mortgage (f)	3,768	3,875
Total debt	19,122	110,443
Less: current portion of long-term debt	7,675	9,215
Long-term debt	11,447	101,228
Debt issuance costs	2,864	3,481
Total long-term debt, net of debt issuance costs	$8,583	$97,747

(a)          Domestic Credit Facility

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000, and a term loan in the amount of $15,000. The Credit Facility also includes a $15,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 15(b)). In conjunction with the sale of Hirschmann on August 31, 2017 (see Note 2), the Company paid down substantially all of the outstanding balance of the revolving credit facility, as well as the entire outstanding balance of the term loan. As of November 30, 2017, $0 was outstanding under the revolving credit facility. The remaining availability under the revolving credit line of the Credit Facility was $99,097 as of November 30, 2017.

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

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that swingline loans may only be designated as Base Rate Loans. Loans designated as LIBOR Rate Loans bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.75 - 2.25%. Loans designated as Base Rate loans bear interest at a rate equal to the applicable margin for Base Rate Loans of 0.75 - 1.25% as defined in the agreement. As of November 30, 2017, the weighted average interest rate on the facility was 5.50%.

The Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any Restricted Junior Payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of November 30, 2017, the Company was in compliance with all debt covenants, including cash dominion.

The obligations under the loan documents are secured by a general lien on and security interest in substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles and inventory. The Company has guaranteed the obligations of the borrowers under the Credit Agreement.

Charges incurred on the unused portion of the Credit Facility during the three and nine months ended November 30, 2017 totaled $123 and $241, respectively, compared to $62 and $184 during the three and nine months ended November 30, 2016, respectively. These charges are included within Interest and Bank Charges on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has deferred financing costs related to the Credit Facility and a previous amendment and modification of the Credit Facility. These deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance, and are amortized through Interest and bank charges in the Consolidated Statements of Operations and Comprehensive Income (Loss) over the five-year term of the Credit Facility. During the three and nine months ended November 30, 2017, the Company amortized $198 and $593 of these costs, respectively, compared to $198 and $591 for the three and nine months ended November 30, 2016, respectively. The net unamortized balance of these deferred financing costs as of November 30, 2017 was $2,608.

(b)    Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida.  Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. The Florida Mortgage bears interest at 70% of 1-month LIBOR plus 1.54% (2.44% at November 30, 2017) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The financial covenants of the Florida Mortgage are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016.

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, which are recorded as deferred financing costs and included in Long-term Debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and are being amortized through Interest and Bank Charges in the Consolidated Statements of Operations and Comprehensive Income (Loss) over the ten-year term of the Florida Mortgage. The Company amortized $7 and $23 of these costs during both of the three and nine months ended November 30, 2017 and 2016, respectively.

On July 20, 2015, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure related to the Florida Mortgage and pays a fixed rate of 3.48% under the swap agreement (See Note 4).

(c)          Euro Asset-Based Lending Obligation

Foreign bank obligations include a Euro accounts receivable factoring arrangement, which has a credit limit of up to 60% of eligible non-factored accounts receivable (see Note 9), and a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000 and expires on July 31, 2020 for the Company's subsidiary, VOXX Germany. The rate of interest for the factoring arrangement is the three-month Euribor plus 1.6% (1.27% at November 30, 2017) and the rate of interest for the ABL is the three-month Euribor plus 2.3% (1.97% at November 30, 2017). As of November 30, 2017, the amounts outstanding under these credit facilities, which are payable on demand, do not exceed their respective credit limits.

(d)          Schwaiger Mortgage

In January 2012, the Company's Schwaiger subsidiary purchased a building, entering into a mortgage note payable. The mortgage note bears interest at 3.75% and will be fully paid by December 2019.

(e)    Klipsch Note

This balance represents a mortgage on a facility included in the assets acquired in connection with the Klipsch acquisition on March 1, 2011 and assumed by Voxx. The remaining balance of this note was paid in full during the third quarter of Fiscal 2018.

(f)    Voxx Germany Mortgage

This balance represents a mortgage on the land and building housing Voxx Germany's headquarters in Pulheim, Germany, which was entered into in January 2013. The mortgage bears interest at 2.85%, payable in twenty-six quarterly installments through June 2019.

(16)     Other Income (Expense)

Other income (expense) is comprised of the following:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016
Foreign currency (loss) gain	$(77)	$314	$(8,296)	$(459)
Interest income	51	22	82	122
Rental income	140	149	415	498
Miscellaneous	363	(364)	27	(297)
Total other, net	$477	$121	$(7,772)	$(136)

Included within the foreign currency loss for the nine months ended November 30, 2017 is a loss on forward contracts totaling $(6,618) incurred in conjunction with the sale of Hirschmann (see Note 2).

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

(17)    Foreign Currency

The Company has a subsidiary in Venezuela. Venezuela is currently experiencing significant political and civil unrest and economic instability and has implemented various foreign currency and price controls. The country has also experienced high rates of inflation over the last several years. The President of Venezuela has the authority to legislate certain areas by decree, which allows the government to nationalize certain industries or expropriate certain companies and property. These factors have had a negative impact on our business and our financial condition. In 2003, Venezuela created the Commission of Administration of Foreign Currency ("CADIVI") which establishes and administers currency controls and their associated rules and regulations. These controls include creating a fixed exchange rate between the Bolivar Fuerte and the U.S. Dollar, and the ability to restrict the exchange of Bolivar Fuertes for U.S. Dollars and vice versa. On March 1, 2010, the Company transitioned to hyper-inflationary accounting for Venezuela in accordance with the guidelines in ASC 830, "Foreign Currency." A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3-year period.  The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars.

Since January 2014, the Venezuelan government has created multiple alternative exchange rates designated to be used for the purchase of goods and services deemed non-essential. In February 2015, the Venezuelan government introduced a new currency system, referred to as the Marginal Currency System, or SIMADI rate. This market-based exchange system consisted of a mechanism from which both businesses and individuals were allowed to purchase and sell foreign currency at the price set by the market. In March 2016, the Venezuelan government enacted further changes to its foreign currency exchange mechanisms, including a devaluation of the official government exchange rate (DIPRO) from 6.3 bolivars to 10.0 bolivars to the U.S. dollar.  Additionally, the SIMADI exchange rate was replaced by the DICOM, a new floating exchange rate for non-essential imports. The Venezuelan government reported that the DICOM exchange rate would be allowed to float to meet market needs. As of November 30, 2017, the DICOM rate continues to be the appropriate rate to use for remeasuring its Venezuelan subsidiary’s financial statements. In May 2017, the Venezuelan government significantly devalued this currency further and as of November 30, 2017, the DICOM rate offered was 3,345 bolivars to the U.S. dollar, respectively. Total net currency exchange gains (losses) for Venezuela of $(1) and $(106) were recorded for the three and nine months ended November 30, 2017, respectively, as compared to $(2) and $63, respectively, for the three and nine months ended November 30, 2016, and are included in Other Income (Expense) on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Our investment in Venezuela mainly consists of $3,576 of properties that are currently being held for investment purposes. No impairments were recorded related to these properties during the three and nine months ended November 30, 2017. The Company continues to monitor closely the continued economic instability, increasing inflation and currency restrictions imposed by the government and will continue to evaluate its local properties. Further devaluations or regulatory actions could impair the carrying value of these properties.

(18)     Lease Obligations

At November 30, 2017, the Company was obligated under non-cancelable operating leases for equipment, as well as warehouse and office facilities for minimum annual rental payments for continuing operations, as follows:

Operating Leases
2018	$1,336
2019	663
2020	298
2021	257
2022	199
Thereafter	387
Total minimum lease payments	$3,140

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The Company has capital leases with a total lease liability of $1,081 at November 30, 2017. These leases have maturities through Fiscal 2021.

(19)     Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	November 30, 2017	February 28, 2017	November 30, 2017	February 28, 2017	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,938,100	21,899,370	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	2,168,094	2,168,074	N/A	N/A	N/A

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

On September 1, 2015, Voxx acquired a majority voting interest in substantially all of the assets and certain specified liabilities of EyeLock, Inc. and EyeLock Corporation, a market leader of iris-based identity authentication solutions, through a newly-formed entity, EyeLock LLC. In connection with the acquisition, the Company entered into a Loan Agreement with EyeLock LLC. The terms of the Loan Agreement allowed EyeLock LLC to borrow up to $12,000, at an interest rate of 10%. During Fiscal 2017, and during the three and nine months ended November 30, 2017, the Company issued four convertible promissory notes to EyeLock LLC, allowing the entity to borrow up to a total of $21,000 in additional funds. The outstanding principal balance of these promissory notes are convertible at the sole option of Voxx into units of EyeLock LLC. The convertible promissory notes bear interest at 10% and can be used only for working capital purposes related to new business opportunities. If Voxx chooses not to convert into equity, the outstanding loan principal will be repaid at a multiple ranging from 1.35 to 1.50 based on the repayment date. Amounts outstanding under the initial loan agreement are due on February 28, 2018, while the four convertible promissory notes executed during Fiscal 2017 and Fiscal 2018 are due on dates ranging from February 28, 2018 through September 1, 2018. All four agreements include customary events of default and are collateralized by all of the property of EyeLock LLC.

We determined that we hold a variable interest in EyeLock LLC as a result of:

•our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

•the loan agreements with EyeLock LLC, executed in conjunction with the acquisition, as well as during Fiscal 2017 and Fiscal 2018. The total outstanding balance of these loans as of November 30, 2017 was $30,895.
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

Assets and Liabilities of EyeLock LLC
The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheets as of November 30, 2017 and February 28, 2017:

	November 30, 2017	February 28, 2017
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$70	$11
Accounts receivable, net	103	295
Inventory, net	149	135
Receivables from vendors	22	—
Prepaid expenses and other current assets	46	189
Total current assets	390	630
Property, plant and equipment, net	207	276
Intangible assets, net	36,891	39,187
Other assets	90	96
Total assets	$37,578	$40,189
Liabilities and Partners' Equity
Current liabilities:
Accounts payable	$4,376	$710
Accrued expenses and other current liabilities	1,837	3,506
Current portion of debt	30,895	22,098
Total current liabilities	37,108	26,314
Long-term debt	—	—
Other long-term liabilities	1,200	1,200
Total liabilities	38,308	27,514
Commitments and contingencies
Partners' equity:
Capital	41,415	40,891
Retained earnings	(42,145)	(28,216)
Total partners' equity	(730)	12,675
Total liabilities and partners' equity	$37,578	$40,189

Revenue and Expenses of EyeLock LLC

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The following table sets forth the revenues and expenses of EyeLock LLC that were included in our Consolidated Statements of Operations for the three and nine months ended November 30, 2017 and 2016, respectively:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016
Net sales	$63	$100	$277	$211
Cost of sales	33	37	90	67
Gross profit	30	63	187	144
Operating expenses:
Selling	281	553	1,636	1,639
General and administrative	1,437	1,759	5,114	5,056
Engineering and technical support	1,492	2,154	5,310	6,248
Total operating expenses	3,210	4,466	12,060	12,943
Operating loss	(3,180)	(4,403)	(11,873)	(12,799)
Interest and bank charges	(753)	(441)	(2,056)	(1,092)
Loss before income taxes	(3,933)	(4,844)	(13,929)	(13,891)
Income tax expense	—	—	—	—
Net loss	$(3,933)	$(4,844)	$(13,929)	$(13,891)

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
Our Premium Audio segment designs, manufactures, distributes and markets home theater systems, high-end loudspeakers, outdoor speakers, iPad/iPod and computer speakers, business music systems, cinema speakers, flat panel speakers, Bluetooth speakers, soundbars, headphones and DLNA (Digital Living Network Alliance) compatible devices.
Our Consumer Accessories segment designs, markets and distributes remote controls; wireless and Bluetooth speakers; karaoke products; action cameras; iris identification and security related products; personal sound amplifiers; infant/nursery products; activity tracking bands; home security and safety products; and A/V connectivity, portable/home charging, reception, and digital consumer products.
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

Segment data for each of the Company's segments are presented below:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Automotive	Premium Audio	Consumer Accessories	Corporate/ Eliminations	Total
Three Months Ended November 30, 2017
Net sales	$40,634	$57,386	$58,461	$82	$156,563
Equity in income of equity investees	2,004	—	—	—	2,004
Interest expense and bank charges	336	2,120	1,857	(3,098)	1,215
Depreciation and amortization expense	216	862	1,159	756	2,993
Income (loss) before income taxes	3,486	6,262	(2,013)	(826)	6,909

Three Months Ended November 30, 2016
Net sales	$48,817	$56,752	$51,417	$425	$157,411
Equity in income of equity investees	1,931	—	—	—	1,931
Interest expense and bank charges	119	1,398	1,272	(888)	1,901
Depreciation and amortization expense	314	898	1,191	645	3,048
Income (loss) before income taxes	5,547	6,760	(3,464)	(3,460)	5,383

Nine Months Ended November 30, 2017
Net sales	$110,342	$135,055	$138,976	$483	$384,856
Equity in income of equity investees	5,734	—	—	—	5,734
Interest expense and bank charges	624	6,056	5,303	(7,133)	4,850
Depreciation and amortization expense	768	2,655	3,496	2,229	9,148
Income (loss) before income taxes	8,910	1,547	(17,412)	(12,631)	(19,586)

Nine Months Ended November 30, 2016
Net sales	$127,614	$123,787	$137,374	$861	$389,636
Equity in income of equity investees	5,284	—	—	—	5,284
Interest expense and bank charges	421	3,885	3,444	(2,556)	5,194
Depreciation and amortization expense	1,002	2,628	3,513	1,989	9,132
Income (loss) before income taxes	11,263	7,459	(13,823)	(9,406)	(4,507)

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

(23)    New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenues from Contracts with Customers (Topic 606)," which outlines a single comprehensive model for entities to use

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements comprehensive information about the nature, amounts, timing and uncertainty of revenue and cash flows arising from a company's contracts with customers. ASU 2014-09 defines a five-step process to achieve this core principle and in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than are required under existing guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to separate performance obligations, among others. The new standard will be effective for the Company beginning March 1, 2018. The FASB issued four subsequent standards in 2016 containing implementation guidance related to the new standard. These standards provide additional guidance related to principal versus agent considerations, licensing, and identifying performance obligations. Additionally, these standards provide narrow-scope improvements and practical expedients as well as technical corrections and improvements.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company will be adopting the standard using the modified retrospective method effective March 1, 2018.

The Company expects to complete our implementation procedures with respect to the new revenue recognition standard during the fourth quarter of fiscal year 2018. While we continue to assess the impact of the new standard, it should be noted that our revenues are primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. The timing of revenue recognition for these product sales are not materially impacted by the new standard. However, we are utilizing a comprehensive approach to assess the impact of the guidance on our current contract portfolio by reviewing our current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts, including evaluation of performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and accounting treatment of costs to obtain and fulfill contracts. While certain differences may arise specifically related to variable consideration and consideration payable to a customer, we do not expect these differences to materially impact our consolidated financial statements. In addition, the Company is currently analyzing our internal control over financial reporting framework to determine if controls should be added or modified as a result of adopting this standard, and reviewing the tax impact, if any, the adoption of the new standard may have. We also expect that the adoption of the new standard will result in expanded and disaggregated disclosure requirements.

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

(24)    Subsequent Event

On December 22, 2017, the Tax Cuts and Jobs Acts was enacted into law.  The new tax legislation represents a fundamental and dramatic shift in U.S. taxation.  The new legislation contains several key tax provisions that will impact the Company, including the reduction of the corporate income tax rate to 21% effective January 1, 2018.  The new legislation also includes a variety of other changes, such as a one-time repatriation tax on accumulated foreign earnings, a limitation on the tax deductibility of interest expense, acceleration of business asset expensing, and reduction in the amount of executive pay that could qualify as a tax deduction, among others. The lower corporate income tax rate will require the Company to remeasure its U.S. deferred tax assets and liabilities as well as reassess the realizability of its deferred tax assets and liabilities. ASC 740 requires the Company to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff has issued SAB 118 which will allow the Company to record provisional amounts during a measurement period which is similar to the measurement period used when accounting for business combinations.  The Company will continue to assess the impact of the recently enacted tax law on its business and consolidated financial statements and will reflect the provisional impact of the tax law change in the fourth quarter of Fiscal 2018.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three and nine months ended November 30, 2017 compared to the three and nine months ended November 30, 2016. Next, we present EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share attributable to Voxx for the three and nine months ended November 30, 2017 compared to the three and nine months ended November 30, 2016 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

Unless specifically indicated otherwise, all amounts presented in our MD&A below are in thousands, except share and per share data.

Business Overview

VOXX International Corporation ("Voxx," "We," "Our," "Us" or the "Company") is a leading international manufacturer and distributor in the Automotive, Premium Audio and Consumer Accessories industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through sixteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., VOXX German Holdings GmbH ("Voxx Germany"), Audiovox Venezuela, C.A., Audiovox Canada Limited, Voxx Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Klipsch Holding LLC ("Klipsch"), Omega Research and Development, LLC ("Omega") and Audiovox Websales LLC, as well as a majority owned subsidiary, EyeLock LLC ("EyeLock"). We market our products under the Audiovox® brand name and other brand names and licensed brands, such as 808®, AR for Her, Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energy®, Heco®, Incaar™, Invision®, Jamo®, Klipsch®, Mac Audio™, Magnat®, Mirage®, myris®, Oehlbach®, Omega®, Phase Linear®, Prestige®, Pursuit®, RCA®, RCA Accessories, Recoton®, Rosen®, Schwaiger®, Terk® and VoxxHirschmann, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products, 360Fly® Action Cameras and Singtrix®, the next generation in karaoke.

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

Products included in these segments are as follows:

Automotive products include:

▪	mobile multi-media video products, including in-dash, overhead and headrest systems,

▪	autosound products including radios and amplifiers,

▪	satellite radios including plug and play models and direct connect models,

▪	smart phone telematics applications,

▪	automotive security and remote start systems,

▪	automotive power accessories,

▪	rear observation and collision avoidance systems, and

▪	power lift gates.

Premium Audio products include:

▪	premium loudspeakers,

▪	architectural speakers,

▪	commercial speakers,

▪	outdoor speakers,

▪	flat panel speakers,

▪	wireless speakers,

▪	Bluetooth speakers,

▪	home theater systems,

▪	business music systems,

▪	streaming music systems,

▪	on-ear and in-ear headphones,

▪	wireless and Bluetooth headphones,

▪	soundbars and sound bases, and

▪	DLNA (Digital Living Network Alliance) compatible devices.

Consumer Accessories products include:

▪	High-Definition Television ("HDTV") antennas,

▪	Wireless Fidelity ("WiFi") antennas,

▪	High-Definition Multimedia Interface ("HDMI") accessories,

▪	smart-home security and safety related products,

▪	home electronic accessories such as cabling,

▪	other connectivity products,

▪	power cords,

▪	performance enhancing electronics,

▪	TV universal remotes,

▪	flat panel TV mounting systems,

▪	iPad/iPod specialized products,

▪	wireless headphones,

▪	wireless speakers,

▪	Bluetooth speakers,

▪	action cameras,

▪	karaoke products,

▪	infant/nursery products,

▪	activity tracking bands,

▪	power supply systems and charging products,

▪	electronic equipment cleaning products,

▪	personal sound amplifiers,

▪	set-top boxes,

▪	home and portable stereos, and

▪	digital multi-media products, such as personal video recorders and MP3 products.

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

	Nine Months Ended November 30,
	2017	2016
Net sales of discontinued operations	$91,824	$124,018
Income from discontinued operations, net of tax	32,342	417
Income from discontinued operations per diluted share	$1.34	$0.02

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

Results of Operations

As you read this discussion and analysis, refer to the accompanying consolidated statements of operations and comprehensive income (loss), which present the results of our operations for the three and nine months ended November 30, 2017 and 2016.

The following tables set forth, for the periods indicated, certain statements of operations data from continuing operations for the three and nine months ended November 30, 2017 and 2016, and therefore excludes all income statement activity of the discontinued operation.

Net Sales

	November 30,
	2017	2016	$ Change	% Change
Three Months Ended:
Automotive	$40,634	$48,817	$(8,183)	(16.8)%
Premium Audio	57,386	56,752	634	1.1
Consumer Accessories	58,461	51,417	7,044	13.7
Corporate	82	425	(343)	(80.7)
Total net sales	$156,563	$157,411	$(848)	(0.5)%

Nine Months Ended:
Automotive	$110,342	$127,614	$(17,272)	(13.5)%
Premium Audio	135,055	123,787	11,268	9.1
Consumer Accessories	138,976	137,374	1,602	1.2
Corporate	483	861	(378)	(43.9)
Total net sales	$384,856	$389,636	$(4,780)	(1.2)%

Automotive sales represented 26.0% and 28.7% of the net sales for the three and nine months ended November 30, 2017, respectively, compared to 31.0% and 32.8% in the respective prior year periods. The Company experienced a decrease in automotive sales during the three and nine months ended November 30, 2017 primarily due to the continued decline in satellite radio sales, as a result of most vehicles being built equipped with these products as standard vehicle options, as well as due to a significant sales promotion offered by the Company during the third quarter of Fiscal 2017 that did not repeat in the current fiscal year. Additionally, the Company had a decrease in sales during the nine months ended November 30, 2017 related to its international OEM manufacturing line as a result of the completion of a program with Bentley during the first quarter of Fiscal 2018, with final spare parts shipments during the first half of the fiscal year. Within the Company's domestic OEM manufacturing lines, there was a decrease in sales during the three and nine months ended November 30, 2017 related to the winding down of certain headrest programs with General Motors and Ford in preparation for new programs which have experienced delayed launches. These programs began at the end of the third quarter of Fiscal 2018. The decreases in sales were partially offset by an increase in aftermarket overhead and headrest DVD player sales for both the three and nine months ended November 30, 2017 as a result of the Company's acquisition of Rosen Electronics LLC during the first quarter of Fiscal 2018.

Premium Audio sales represented 36.7% and 35.1% of our net sales for the three and nine months ended November 30, 2017, respectively, compared to 36.1% and 31.8% in the respective prior year periods. The increase in sales is partially a result of improved performance in the European market, primarily due to product mix, as well as due to a modest increase in the Euro. The Company also experienced an increase in sales of several of its existing lines of home entertainment speakers during the three and nine months ended November 30, 2017 due to successful marketing and promotional activity. Additionally, sales have increased in this segment as a result of the introduction of several new products, including various lines of HD wireless desktop and bookshelf size speakers, wireless soundbars, Klipsch Heritage products, and wireless and multi-room streaming audio systems, including Capital Records branded products, which launched beginning in Fiscal 2017, as well as throughout Fiscal 2018. Finally, the Company offered several close out promotions on certain soundbar models that have been phased out to make room for newer product lines, which resulted in further sales increases during the nine months ended November 30, 2017. These increases were partially offset by decreases in sales of mobility products, such as wireless headphones and portable bluetooth speakers, during the three and nine months ended November 30, 2017, as a result of certain vendor delays on some of the Company's new headphone and neckband lines, which caused a decrease in sales of these products in the current periods. The segment also experienced a decrease in commercial speaker sales during the three and nine months ended November 30, 2017 due to the delay of certain projects and programs, which is primarily a result of slower box office sales that have affected many of the Company's cinema customers.

Consumer Accessory sales represented 37.3% and 36.1% of our net sales for the three and nine months ended November 30, 2017, respectively, compared to 32.7% and 35.3% in the comparable prior year periods. The Company experienced significant increases in sales during the three and nine months ended November 30, 2017 related to its new Striiv activity tracking bands, which began selling during the second quarter of Fiscal 2018, as well as an increase in sales of the Company's new Project Nursery line, which includes baby monitors, and launched in the second quarter of Fiscal 2017. The Company also experienced an increase in sales of wireless speakers as a result of new orders and placements at retailers, and the launch of new product lines. Additionally, during the three and nine months ended November 30, 2017, the Company experienced an increase in international sales, primarily due to the roll out of an upgrade to the digital broadcasting platform in Europe during Fiscal 2017, which has required consumers to purchase new equipment, such as set top boxes, as well as due to a modest increase in the Euro, which contributed positively to the Company's revenues in both periods. During the three months ended November 30, 2017, the Company also saw a large increase in sales of reception products, such as antennas, primarily resulting from a new direct import deal with one of its customers. Offsetting these increases, the Company experienced decreases in consumer accessory sales during the three and nine months ended November 30, 2017 due to factors including a decline in sales of the 360Fly action camera product and Singtrix product. There was also a decrease in sales of hook-up products; remotes; clock radios; docking stations; digital audio products; and power products, such as cables and surge protectors, due primarily to competition, changes in demand and changes in technology during the three and nine months ended November 30, 2017.

Gross Profit and Gross Margin Percentage

	November 30,
	2017	2016	$ Change	% Change
Three Months Ended:
Automotive	$9,561	$12,518	$(2,957)	(23.6)%
	23.5%	25.6%
Premium Audio	19,173	18,612	561	3.0
	33.4%	32.8%
Consumer Accessories	12,699	12,118	581	4.8
	21.7%	23.6%
Corporate	86	400	(314)	(78.5)
	$41,519	$43,648	$(2,129)	(4.9)%
	26.5%	27.7%
Nine Months Ended:
Automotive	$28,274	$33,767	$(5,493)	(16.3)%
	25.6%	26.5%
Premium Audio	41,781	41,233	548	1.3%
	30.9%	33.3%
Consumer Accessories	29,762	32,233	(2,471)	(7.7)%
	21.4%	23.5%
Corporate	267	831	(564)	(67.9)%
	$100,084	$108,064	$(7,980)	(7.4)%
	26.0%	27.7%

Gross margins in the Automotive segment decreased 210 and 90 basis points, respectively, for the three and nine months ended November 30, 2017 as compared to the prior year. The main driver of this decline in margins was an overall decrease in the Company's OEM manufacturing sales for the three and nine months ended November 30, 2017, from which the Company generally earns higher margins in the segment. This was partially offset by an increase in sales of certain higher margin products, such as the Company's aftermarket overhead and headrest DVD players, due to the acquisition of Rosen, as well as decreased sales of lower margin products, such as satellite radio fulfillments during the three and nine months ended November 30, 2017.

Gross margins in the Premium Audio segment increased 60 basis points for the three months ended November 30, 2017; however, decreased 240 basis points for the nine months ended November 30, 2017 as compared to the comparable prior year periods. During both periods, the segment experienced an increase in sales of its higher margin home entertainment speakers and systems, which contributed positively to margins. As an offset to these increases, the segment also experienced lower sales of its higher margin commercial speakers during both the three and nine months ended November 30, 2017. Additionally, certain portable mobile devices, such as headphones and neckbands, experienced higher sales at higher margins in the prior year, as compared to lower sales with heavy close-out promotions in the current year to make way for newer models, which experienced delays coming to market. The combination of these factors negatively impacted the blended margin of these portable mobile devices. During the nine months ended November 30, 2017, the Company also offered heavy promotions of older soundbar models that have now been phased out in order to make way for a newer line of products.

Gross margins in the Consumer Accessories segment decreased 190 and 210 basis points, respectively, for the three and nine months ended November 30, 2017, as compared to the prior year period. For the three and nine months ended November 30, 2017, margins were negatively impacted by decreased sales of certain higher margin products, including hookup products, as well as by the increase in sales of the Company's new Striiv activity band, which contributed significant sales during the three and nine months ended November 30, 2017, but generated lower margins for the segment. The Company also offered promotions on certain products within its Project Nursery line, which caused a reduction in margins for these products during the three and nine months ended November 30, 2017. Additionally, the Company incurred increased freight charges due to an increased demand for certain remote products in both periods, thus driving down margins. During the nine months ended November 30, 2017, the Company incurred a one-time settlement charge related to a contract shortfall with a vendor for the purchase of certain products, which caused margins to be negatively impacted for the periods. Also during the nine months ended November 30, 2016, certain warranty reserves were released and adjusted based on actual sales and warranty activity. As a result, warranty expense during the nine months ended November 30, 2017 is higher as compared to the prior year period and has resulted in a further decline in the margin for the year. These decreases were offset by an increase in sales of higher margin products, such as the segment's wireless speakers. There was also a decrease in sales of action cameras and the Company's Singtrix product during the three and nine months ended November 30, 2017. As the sales of these products generally produce lower margins for the Company, the decrease in these sales partially offset the overall decline in margins for the three and nine months ended November 30, 2017.

Operating Expenses

	November 30,
	2017	2016	$ Change	% Change
Three Months Ended:
Operating expenses:
Selling	$11,357	$11,081	$276	2.5%
General and administrative	18,258	20,099	(1,841)	(9.2)
Engineering and technical support	6,261	7,236	(975)	(13.5)
Total operating expenses	$35,876	$38,416	$(2,540)	(6.6)%

Nine Months Ended:
Operating expenses:
Selling	$34,805	$32,387	$2,418	7.5%
General and administrative	59,095	58,247	848	1.5
Engineering and technical support	20,298	21,891	(1,593)	(7.3)
Total operating expenses	$114,198	$112,525	$1,673	1.5%

Total operating expenses have decreased for the three months ended November 30, 2017 and increased for the nine months ended November 30, 2017 as compared with the prior year periods. Selling expenses increased during the three and nine months ended November 30, 2017 due primarily to advertising and marketing related expenses as a result of increased web advertising and promotion expenses driven by higher online sales, as well as an increase in store displays for product promotion. There was also a modest increase in salary and benefit expenses within selling expenses for the nine months ended November 30, 2017 due to an increase in headcount in certain business units, as well as severance expense incurred due to restructuring activities in others. For the three months ended November 30, 2017, selling related salary and benefit expenses decreased as a result of lower commissions. Within general and administrative expenses, the Company experienced an overall decrease in expenses for the three months ended November 30, 2017 primarily as a result of declines in salary, benefits and insurance expenditures resulting from headcount reductions, as well as the timing of medical releases and lower workers' compensation claims during the quarter as compared to the prior year. There was also a decline in professional expenses due to lower legal services and lower occupancy expenses related to the consolidation of the Company's shared services into one location, which was completed during the fourth quarter of Fiscal 2017. For the nine months ended November 30, 2017, the Company saw a net increase in general and administrative expenses, primarily driven by higher salary and benefits expenses due to higher executive bonus accruals resulting from Company profitability, increases in salaries at certain business units, as well as an employee furlough program provided at one of the Company's foreign subsidiaries in Fiscal 2017 that resulted in lower salary expenditures for the Company in the prior year and is no longer in effect. These increases were offset by a decline in occupancy costs related to the consolidation of the Company's shared services into one location, which was completed during the fourth quarter of Fiscal 2017 and the consolidation of the Company's phone system, a decline in professional fees due to a decrease in legal and consulting services, a decline in licensing fees related to MIS, and lower insurance expenditures related to fewer workers' compensation claims for the nine months ended November 30, 2017 as compared to the prior year. Engineering and technical support expenses decreased during both the three and nine months ended November 30, 2017, primarily due to certain development delays, the timing of new projects, as well as due to cost cutting measures.

Other (Expense) Income

	November 30,
	2017	2016	$ Change	% Change
Three Months Ended:
Interest and bank charges	$(1,215)	$(1,901)	$686	(36.1)%
Equity in income of equity investees	2,004	1,931	73	3.8
Investment gain	—	—	—	—
Other, net	477	121	356	294.2
Total other (expense) income	$1,266	$151	$1,115	738.4%

Nine Months Ended:
Interest and bank charges	$(4,850)	$(5,194)	$344	(6.6)%
Equity in income of equity investees	5,734	5,284	450	8.5
Investment gain	1,416	—	1,416	100.0
Other, net	(7,772)	(136)	(7,636)	5,614.7
Total other (expense) income	$(5,472)	$(46)	$(5,426)	11,795.7%

Interest and bank charges represent expenses for the Company's bank obligations, interest related to capital leases and amortization of debt issuance costs. The decrease in these expenses for the three and nine months ended November 30, 2017 is due to a lower average outstanding balance on the Company's Credit Facility compared to the prior year periods, due primarily to the repayment of the entire outstanding balance of the Credit Facility following the sale of Hirschmann on August 31, 2017.

Equity in income of equity investees represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA"). The increase in income from ASA for the three and nine months ended November 30, 2017 as compared to the prior year was due to a favorable product mix, resulting in higher sales for several of the company's existing customers, as well as a special project performed for one of the company's customers during the period.

During July 2017, one of the Company's cost method investees, RxNetworks, was sold to a third party, resulting in a gain recognized by the Company for the nine months ended November 30, 2017, representing the excess of the consideration received for the investment held by the Company on the date of the transaction.

Other, net, during the three and nine months ended November 30, 2017 primarily includes net foreign currency losses of $(77) and $(8,296), respectively, interest income of $51 and $82, respectively, and rental income of $140 and $415, respectively, while Other, net, during the three and nine months ended November 30, 2016, primarily included foreign currency gains/(losses) of $314 and $(459), respectively, interest income of $22 and $122, respectively, and rental income of $149 and $498, respectively. Included in the foreign currency losses for the nine months ended November 30, 2017 are losses on forward contracts totaling $(6,618) incurred in conjunction with the sale of Hirschmann.

Income from Discontinued Operations

On August 31, 2017, the Company completed its sale of Hirschmann to a subsidiary of TE. The consideration received by the Company was €148,500. The purchase price, at the exchange rate as of the close of business on August 31, 2017 approximated $177,000, and is subject to adjustment based upon the final working capital. For the nine months ended November 30, 2017, income from discontinued operations consisted primarily of a gain on sale of $36,118, as well as operating income of $2,828. For the three months ended November 30, 2017, there was minimal non-operating income from discontinued operations. For the three and nine months ended November 30, 2016, income from discontinued operations consisted primarily of operating income of $2,077 and $3,841, respectively. Operating income for the Company's discontinued operation in all periods was comprised primarily of tuner and antenna sales, which ceased following the sale of Hirschmann on August 31, 2017.

Income Tax Provision

The effective tax rates for the three and nine months ended November 30, 2017 were an income tax benefit of 8.2% and 23.1%, respectively, compared to an income tax provision and an income tax benefit of 69.8% and 70.6%, respectively, in the comparable prior periods. The effective tax rates for the three and nine months ended November 30, 2017 differ from the statutory rate of 35%

primarily due to the ability to provide an income tax benefit for domestic losses, as the U.S. taxable income from discontinued operations is treated as a source of income under the intra-period allocation guidance, coupled with the mix of domestic and foreign earnings, the non-controlling interest related to EyeLock LLC and an income tax benefit related to various federal tax credits. The effective tax rates for the three and nine months ended November 30, 2016 differ from the statutory rate of 35% primarily due to a mix of domestic and foreign earnings, and an income tax provision resulting from the increase in deferred tax liabilities related to indefinite-lived intangibles.

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

Reconciliation of GAAP Net Income Attributable to VOXX International Corporation to EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per Common Share (2)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016
Net income attributable to VOXX International Corporation	$8,644	$5,800	$22,720	$4,512
Adjustments:
Interest expense and bank charges (1)	921	1,824	4,327	5,134
Depreciation and amortization (1)	2,685	4,225	11,162	12,715
Income tax (benefit) expense	(205)	3,434	1,939	(218)
EBITDA	12,045	15,283	40,148	22,143
Stock-based compensation	146	205	445	568
Gain on sale of discontinued operation	—	—	(36,118)	—
Loss on forward contracts attributable to sale of business	—	—	6,618	—
Investment gain	—	—	(1,416)	—
Adjusted EBITDA	$12,191	$15,488	$9,677	$22,711
Diluted income per common share attributable to VOXX International Corporation	$0.35	$0.24	$0.94	$0.19
Diluted Adjusted EBITDA per common share attributable to VOXX International Corporation	$0.50	$0.64	$0.40	$0.94

(1) For purposes of calculating Adjusted EBITDA for the Company, interest expense and bank charges, as well as depreciation and amortization have been adjusted in order to exclude the non-controlling interest portion of these expenses attributable to EyeLock LLC.

(2) EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share in this presentation are based on a reconciliation to Net income attributable to VOXX International Corporation, which includes net income (loss) from both continuing and discontinued operations for all periods presented. The Company sold its Hirschmann subsidiary on August 31, 2017.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of November 30, 2017, we had working capital of $172,679 which includes cash and cash equivalents of $37,514, compared with working capital of $143,281 at February 28, 2017, which included cash and cash equivalents of $956. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions or to further pay down our debt. As of November 30, 2017, we had cash amounts totaling $1,564 held in foreign bank accounts, $925 of which would be subject to U.S. income taxes if made available for use in the United States.

Operating activities used cash of $38,948 for the nine months ended November 30, 2017, principally due to increases in the Company's accounts receivable, prepaid expenses and other assets, as well as decreases in accounts payable, and was offset by increases in accrued expenses and accrued sales incentives. For the nine months ended November 30, 2016, operating activities used cash of $15,132 due primarily to increases in the Company's inventory and accounts receivable balances due to holiday season sales activity, offset by an increase in accounts payable.

Investing activities provided cash of $161,944 during the nine months ended November 30, 2017 primarily as a result of the sale of Hirschmann on August 31, 2017, which was offset by cash used for capital additions, as well as the acquisition of Rosen Electronics LLC and the issuance of notes receivable. For the nine months ended November 30, 2016, investing activities used cash of $8,607, primarily as a result of capital additions made during the period.

Financing activities used cash of $91,663 during the nine months ended November 30, 2017, primarily due to the repayment of balances outstanding on the Company's Credit Facility as a result of the sale of Hirschmann. Financing activities provided cash of $17,234 during the nine months ended November 30, 2016, primarily due to borrowings of bank obligations, net of repayments.

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000, and a term loan in the amount of $15,000. The Credit Facility also includes a $15,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 15(b)). In conjunction with the sale of Hirschmann on August 31, 2017 (see Note 2), the Company paid down substantially all of the outstanding balance of the revolving credit facility, as well as the entire outstanding balance of the term loan. As of November 30, 2017, there was no balance outstanding under the revolving credit facility. The remaining availability under revolving credit line of the Credit Facility was $99,097 as of November 30, 2017.

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

On August 31, 2017, the Company completed its sale of Hirschmann to a subsidiary of TE. The consideration received by the Company was €148,500. The purchase price, at the exchange rate as of the close of business on August 31, 2017 approximated $177,000, and is subject to adjustment based upon the final working capital. At February 28, 2017 a total of $92,793 was outstanding under the Credit Facility. The decrease in the outstanding credit facility balance as compared to November 30, 2017 is principally a result of the Company's decision to pay down the outstanding balance of the Credit Facility in conjunction with the sale of Hirschmann.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At November 30, 2017, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period (9)
		Less than	2-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$1,081	$307	$613	$161	$—
Operating leases (2)	3,140	1,336	961	456	387
Total contractual cash obligations	$4,221	$1,643	$1,574	$617	$387

Other Commitments
Bank obligations (3)	$6,092	$6,092	$—	$—	$—
Stand-by and commercial letters of credit (4)	1,161	1,161	—	—	—
Other (5)	13,030	1,583	4,208	1,000	6,239
Pension obligation (6)	650	—	—	—	650
Unconditional purchase obligations (7)	77,336	77,336	—	—	—
Total other commitments	98,269	86,172	4,208	1,000	6,889
Total commitments	$102,490	$87,815	$5,782	$1,617	$7,276

1.
Represents total principal payments due under capital lease obligations which have a total current (included in other current liabilities) and long-term principal balance of $307 and $774, respectively, at November 30, 2017.

2.	We enter into operating leases in the normal course of business.

3.	Represents amounts outstanding under the Voxx Germany Euro asset-based lending facility at November 30, 2017.

4.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.

5.	This amount includes balances outstanding under loans and mortgages for our manufacturing facility in Florida and for facilities purchased at Schwaiger and Voxx Germany.

6.	Represents the liability for an employer defined benefit pension plan covering certain eligible employees of Voxx Germany.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

Voxx conducts business in various non-U.S. countries, including Germany, Canada, Mexico, China, Denmark, the Netherlands, and France and thus is exposed to market risk for changes in foreign currency exchange rates. A cumulative foreign currency translation loss of $(14,162) related to the Company’s foreign subsidiaries is included in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet at November 30, 2017. The aggregate foreign currency transaction exchange rate losses included in determining income before income taxes were $(77) and $(8,296) for the three and nine months ended November 30, 2017, respectively, compared to $314 and $(459) for the three and nine months ended November 30, 2016, respectively. Included in the foreign currency losses for the nine months ended November 30, 2017 are losses on forward contracts totaling $(6,618) incurred in conjunction with the sale of Hirschmann. For the three and nine months ended November 30, 2017, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales from continuing operations of approximately $2,600 and $6,500, respectively, and net income from continuing operations of approximately $200 and $400, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela did not have any sales for the three and nine months ended November 30, 2017. Approximately $68 of assets invested in Venezuela are cash related and are subject to government foreign exchange controls. The Company also maintains $3,576 in real estate property in Venezuela that could be subject to government foreign exchange controls upon their ultimate sale, or as a result of additional currency restrictions.

The Company enters into forward foreign currency contracts which are utilized to hedge a portion of its foreign currency inventory purchases. As of November 30, 2017, the total net fair value of our forward foreign currency contracts recorded in Accrued expenses and other liabilities and Prepaid expenses and other current assets on our Consolidated Balance Sheet was $(414). Total gains recognized related to forward foreign currency contracts related to continuing operations and settled during the three and nine months ended November 30, 2017 were $(218) and $99, respectively, compared to $85 and $343, respectively, during the three and nine months ended November 30, 2016.

Interest

In connection with the Florida Mortgage, we have debt outstanding in the amount of $8,738 at November 30, 2017. Interest on this mortgage is charged at 70% of 1-month LIBOR plus 1.54%. The Company also has debt outstanding with variable interest rates on its Euro asset based lending obligation in Germany (see Note 15(c)). The Company currently has one interest rate swap for the Florida Mortgage with a notional amount of $8,738 at November 30, 2017. This swap locks the interest rate at 3.48% (inclusive of credit spread) on the Florida Mortgage through the mortgage end date of March 2026.

As of November 30, 2017, the total net fair value of the interest rate swap recorded in Other liabilities on our Consolidated Balance Sheet is $(219), which represents the amount that would be received/(paid) upon unwinding the interest rate swap agreement based on market conditions on that date. Changes in the fair value of this interest rate swap agreement is reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated Other Comprehensive Income (Loss) since the hedge is deemed fully effective. During the nine months ended August 31, 2016, the Company unwound an interest rate swap, resulting in a charge to interest expense of $(114), representing the fair value of the interest rate swap on the date of the unwind.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of November 30, 2017 to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three-month period ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There were no shares of common stock repurchased during the three months ended November 30, 2017.

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

101
The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended November 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii), the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

January 9, 2018

By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer