Form 10-K
period 2018-02-28
VOXX International Corp
filed 2018-05-14
CIK 807707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2018

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
Yes   ☒ No   ☐

The aggregate market value of the common stock held by non-affiliates of the Registrant was $159,725,387 (based upon closing price on the Nasdaq Stock Market on August 31, 2017).

The number of shares outstanding of each of the registrant's classes of common stock, as of May 11, 2018 was:

Class	Outstanding

Class A common stock $.01 par value	21,938,100
Class B common stock $.01 par value	2,260,954

DOCUMENTS INCORPORATED BY REFERENCE

Part III -  (Items 10, 11, 12, 13 and 14) Proxy Statement for Annual Meeting of Stockholders to be filed on or before June 8, 2018.

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

The Company’s current fiscal year began March 1, 2017 and ended February 28, 2018.

PART I

Item 1-Business

VOXX International Corporation ("Voxx," "We," "Our," "Us," or the "Company") is a leading international manufacturer and distributor in the Automotive, Premium Audio and Consumer Accessories industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through sixteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., VOXX German Holdings GmbH ("Voxx Germany"), Audiovox Canada Limited, Voxx Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Klipsch Holding LLC ("Klipsch"), Omega Research and Development, LLC ("Omega"), Voxx Automotive Corp., and Audiovox Websales LLC, as well as a majority owned subsidiary, EyeLock LLC ("EyeLock"). We market our products under the Audiovox® brand name and other brand names and licensed brands, such as 808®, AR for Her, Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energy®, Heco®, Incaar™, Invision®, Jamo®, Jensen®, Klipsch®, Mac Audio™, Magnat®, Mirage®, myris®, Oehlbach®, Omega®, Phase Linear®, Prestige®, Project Nursery®, Pursuit®, RCA®, RCA Accessories, Recoton®, Rosen®, Schwaiger®, Terk® and Voxx Automotive as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products and 360 Fly® Action Cameras.

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

The Company operates in three segments based upon the Company's products and internal organizational structure. The operating segments consist of the Automotive, Premium Audio and Consumer Accessories segments. The Automotive segment designs, manufactures, distributes and markets rear-seat entertainment devices, satellite radio products, automotive security, remote start systems, mobile multimedia devices, aftermarket/OE-styled radios, car-link smartphone telematics applications, collision avoidance systems and location-based services. The Premium Audio segment designs, manufactures, distributes and markets home theater systems, high-end loudspeakers, outdoor speakers, iPad/iPod and computer speakers, business music systems, cinema speakers, flat panel speakers, Bluetooth speakers, soundbars, headphones and DLNA (Digital Living Network Alliance) compatible devices. The Consumer Accessories segment designs, manufactures, markets and distributes remote controls; wireless and Bluetooth speakers; karaoke products; action cameras; iris identification and biometric security related products; personal sound amplifiers; smart-home security and safety products; infant and nursery products; and A/V connectivity, portable/home charging, reception and digital consumer products. See Note 13 to the Company's Consolidated Financial Statements for segment and geographic area information.

We make available financial information, news releases and other information on our web site at www.voxxintl.com. There is a direct link from the web site to the Securities and Exchange Commission's ("SEC") filings web site, where our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after we file such reports and amendments with, or furnish them to, the SEC. In addition, we have adopted a Code of Business Conduct and Ethics which is available free of charge upon request. Any such request should be directed to the attention of the Company's Human Resources Department, 180 Marcus Boulevard, Hauppauge, New York 11788, (631) 231-7750.

Acquisitions and Dispositions

We have acquired and integrated the following acquisitions, discussed below, into our existing business structure:

Effective September 1, 2015 ("the Closing Date"), Voxx completed its acquisition of a majority voting interest in substantially all of the assets and certain specified liabilities of Eyelock, Inc. and Eyelock Corporation (collectively the “Seller”) through a newly-formed entity, Eyelock LLC, for a total purchase consideration of $31,880, which consisted of a cash payment of $15,504, assignment of the fair value of the indebtedness owed to the Company by the Seller of $4,676 and the fair value of the non-controlling interest of $12,900, reduced by $1,200 for amounts owed to the LLC by the selling shareholders. EyeLock develops and markets iris-based identity authentication solutions and this acquisition allows the Company to enter into the growing biometrics market. Refer to Note 2 "Business Acquisitions and Dispositions" of the Notes to Consolidated Financial Statements for additional information regarding the EyeLock acquisition in Fiscal 2016.

On April 18, 2017, Voxx acquired certain assets and assumed certain liabilities of Rosen Electronics LLC for cash consideration of $1,814. In addition, the Company agreed to pay a 2% fee related to future net sales of Rosen products for three years. The purpose of this acquisition was to increase the Company's market share and strengthen its intellectual property related to the rear seat entertainment market. Details of the tangible and intangible assets acquired are outlined in Note 2 of this report. Refer to Note 2 "Business Acquisitions and Dispositions" of the Notes to Consolidated Financial Statements for additional information regarding the Rosen acquisition in Fiscal 2018.

On August 31, 2017 (the "Closing Date"), the Company completed its sale of Hirschmann Car Communication GmbH and its subsidiaries (collectively, “Hirschmann”) to a subsidiary of TE Connectivity Ltd ("TE"). The consideration received by the Company was €148,500. The purchase price, at the exchange rate as of the close of business on the Closing Date approximated $177,000 and is subject to adjustment based upon the final working capital. The Hirschmann subsidiary group, which was included within the Automotive segment, qualified to be presented as a discontinued operation in accordance with ASC 205-20 beginning in the Company's second quarter ending August 31, 2017. Refer to Note 2 "Business Acquisitions and Dispositions" of the Notes to Consolidated Financial Statements for additional information regarding the sale of Hirschmann in Fiscal 2018.

Strategy

Our objective is to grow our business both organically and through strategic acquisitions. We will drive the business organically by continued product development in new and emerging technologies that should increase gross margins and improve operating income. We are focused on expanding sales both domestically and internationally and broadening our customer and partner base as we bring these new products to our target markets. In addition, we plan to continue to acquire synergistic companies that would allow us to leverage our overhead, penetrate new markets and expand existing product categories. Notwithstanding the above, if the appropriate opportunity arises, the Company will explore the potential divestiture of a product line or business.

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

Continue to maintain diversified, blue chip customer base. Voxx distributes products through a wide range of specialty and mass merchandise channels and has arrangements with tier-1 and tier-2 auto OEMs. OEM products account for approximately 15% of

Fiscal 2018 sales from continuing operations. The top-five customers of the Company represented 26% of sales from continuing operations, and no single customer accounted for over 10% of Fiscal 2018 sales.

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

Combine new, internal manufacturing capabilities with our proven outsourced manufacturing with industry partners. For years, VOXX International employed an outsourced manufacturing strategy that enabled the Company to deliver the latest technological advances without the fixed costs associated with manufacturing. Within the last decade, the Company has added manufacturing capabilities to produce select product lines, such as high-end speakers, rear-seat entertainment systems, and security related products. This blend of internal and outsourced manufacturing enables the Company to drive innovation, control product quality and speed time-to-market.

Use innovative technology generation capabilities to enable us to build a robust pipeline of new products. Voxx has invested significantly in R&D. The Company uses a mix of internal and external R&D, internal and external manufacturing, and has a number of valuable trademarks, copyrights, patents, domain names and other intellectual property. Through Voxx's increased focus on R&D, the Company has built a pipeline of new products across all three segments.

Leverage our domestic and international distribution network. VOXX International Corporation has a highly expansive distribution network. Our distribution network, which includes various types of retailers and chain stores, mass merchandisers, distributors, e-commerce platforms, system integrators, communication network providers, smart grid manufacturers, banks, cinema operators, cell phone providers, the U.S. military, car dealers and OEM's should allow us to increase our market penetration. We intend to capitalize on new and existing distribution outlets to further grow our business across our three operating segments, both domestically and abroad.

Grow our international presence. We have expanded our international presence through our local subsidiaries in Europe, as well as operations in Canada and China. We also continue to export from our domestic operations in the United States. Our strategy remains to diversify our exposure to any particular geography, while expanding our product offerings and distribution touch points across the world.

Pursue strategic and complementary acquisitions. We continue to monitor economic and industry conditions in order to evaluate potential strategic and synergistic business acquisitions that are expected to allow us to leverage overhead, penetrate new markets and expand our existing business distribution. Over the past several years, the Company has employed an M&A strategy to build its brand portfolio and enhance its product offering in higher margin product categories, while at the same time, exiting lower margin and commoditized product lines, resulting in improved bottom-line performance. The Company is focused on continuing to grow organically, but may pursue opportunistic acquisitions to augment our automotive (primarily with OEM accounts), consumer accessories and premium audio segments.

Maintain disciplined acquisition criteria. Virtually all of our acquisitions over the past decade have been made to strengthen our product offerings, customer reach and growth potential across our operating business segments. Our strategy remains to acquire complimentary businesses, products and/or assets in our Automotive, Premium Audio and Consumer Accessories operating segments. Additionally, acquisitions should have a gross margin structure equal to or higher than our consolidated gross margins, and we will continue to look for acquisitions where we can leverage our corporate overhead and resources. Furthermore, it is important that management remains with Voxx as part of the acquisition, as their legacy expertise, knowledge of both the inner workings of their respective companies and the end-markets they serve are paramount to successfully running operations and achieving growth. We also pursue acquisitions that will be accretive for the Company and its shareholders in the first year such acquisitions are made.

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

Products

The Company currently reports sales data for the following three operating segments:

Automotive products include:

▪	mobile multi-media video products, including in-dash, overhead and headrest systems,

▪	autosound products including radios and amplifiers,

▪	satellite radios including plug and play models and direct connect models,

▪	smart phone telematics applications,

▪	automotive security and remote start systems,

▪	automotive power accessories,

▪	rear observation and collision avoidance systems, and

▪	power lift gates.

Premium Audio products include:

▪	premium loudspeakers,

▪	architectural speakers,

▪	commercial speakers,

▪	outdoor speakers,

▪	flat panel speakers,

▪	wireless speakers,

▪	Bluetooth speakers,

▪	home theater systems,

▪	business music systems,

▪	streaming music systems,

▪	on-ear and in-ear headphones,

▪	wireless and Bluetooth headphones,

▪	soundbars and sound bases, and

▪	DLNA (Digital Living Network Alliance) compatible devices.

Consumer Accessories products include:

▪	High-Definition Television ("HDTV") antennas,

▪	Wireless Fidelity ("WiFi") antennas,

▪	High-Definition Multimedia Interface ("HDMI") accessories,

▪	smart-home security and safety-related products,

▪	home electronic accessories such as cabling,

▪	other connectivity products,

▪	power cords,

▪	performance enhancing electronics,

▪	TV universal remotes,

▪	flat panel TV mounting systems,

▪	iPad/iPod specialized products,

▪	wireless headphones,

▪	wireless speakers,

▪	Bluetooth speakers,

▪	action cameras,

▪	karaoke products,

▪	infant/nursery products,

▪	activity tracking bands,

▪	power supply systems and charging products,

▪	electronic equipment cleaning products,

▪	personal sound amplifiers,

▪	set-top boxes,

▪	home and portable stereos,

▪	digital multi-media products, such as personal video recorders and MP3 products, and

▪	iris identification and biometric security related products.

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

Net sales from continuing operations, by segment, gross profit and total assets are as follows:

	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Automotive	$155,480	$170,729	$201,125
Premium Audio	172,406	166,789	140,508
Consumer Accessories	178,756	176,216	187,272
Corporate/Eliminations	450	796	1,301
Total net sales	$507,092	$514,530	$530,206

Gross profit	$132,297	$144,030	$143,536
Gross margin percentage	26.1%	28.0%	27.1%

Total assets	$575,644	$668,486	$667,190

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

License and royalty programs offered to our manufacturers, customers and other electronic suppliers are structured using a fixed amount per unit or a percentage of net sales, depending on the terms of the agreement. Current license and royalty agreements have duration periods which range from 1 to 12 years or continue in perpetuity. Certain agreements may be renewed at termination of the agreement. The Company's license and royalty income is recorded upon sale and amounted to $1,538, $1,669 and $1,463 for the years ended February 28, 2018, February 28, 2017 and February 29, 2016, respectively.

Distribution and Marketing

We sell our products to:

•	mass merchants,

•	regional chain stores,

•	e-commerce platforms,

•	premium department stores,

•	lifestyle retailers,

•	specialty and internet retailers,

•	power retailers

•	independent 12-volt retailers,

•	distributors,

•	new car dealers,

•	automotive and vehicle manufacturers,

•	automotive, vehicle and transportation equipment manufacturers (OEM's),

•	system integrators,

•	communication network providers,

•	smart grid manufacturers,

•	banks,

•	the U.S. military,

•	cinema operators,

•	sporting goods equipment retailers,

•	cell phone carriers,

•	public safety sector, and

•	private security providers.

We sell our products under OEM arrangements with domestic and/or international subsidiaries of automobile manufacturers such as Ford, Chrysler, General Motors, Toyota, Kia, Mazda, Subaru and Nissan. These arrangements require a close partnership with the customer as we develop products to meet specific requirements.  OEM products accounted for approximately 15% of net sales from continuing operations for the year ended February 28, 2018, 17% for the year ended February 28, 2017, and 19% for the year ended February 29, 2016.

Our five largest customers represented 26% of net sales from continuing operations for the year ended February 28, 2018, 28% for the year ended February 28, 2017, and 29% for the year ended February 29, 2016. No one customer accounted for more than 10% of the Company's sales for the years ended February 28, 2018, February 28, 2017 or February 29, 2016.

We also provide value-added management services, which include:

•	product design and development,

•	engineering and testing,

•	sales training and customer packaging,

•	in-store display design,

•	installation training and technical support,

•	product repair services and warranty,

•	consignment,

•	fulfillment,

•	warehousing, and

•	specialized manufacturing.

We have flexible shipping policies designed to meet customer needs. In the absence of specific customer instructions, we ship products within 24 to 48 hours from the receipt of an order from public warehouses, as well as owned and leased facilities throughout the United States, Canada, China, Hong Kong, Mexico, the Netherlands, and Germany. The Company also employs a direct ship model from our suppliers for select customers upon their request.

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

Utilizing our company-owned and third-party facilities in the United States, Europe and Asia, we work closely with our suppliers throughout the product design, testing and development process in an effort to meet the expectations of consumer demand for technologically-advanced and high quality products.  Our Troy, Michigan and Orlando, Florida facilities are ISO/TS 16949:2009, ISO 14001:2004 and/or ISO 9001:2008 certified, which requires the monitoring of quality standards in all facets of business.

We provide product warranties for all of our product lines, which primarily range from 30 days to three years. The Company also provides limited lifetime warranties for certain products, which limit the end-user's remedy to the repair or replacement of the defective product during it's lifetime, as well as warranties for certain vehicle security products for the life of the vehicle for the original owner. To support our warranties, we have independent warranty centers in the United States and Europe.  Our customer service group, along with our Company websites, provides product information, answers questions and serves as a technical hotline for installation help for end-users and customers.

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

Competition

The electronics industry is highly competitive across all product categories, and we compete with a number of well-established companies that manufacture and sell similar products. Brand name, design, advancement of technology and features as well as price are the major competitive factors within the electronics industry.  Our Automotive products compete against factory-supplied products, including those provided by, among others, General Motors, Ford and Chrysler, as well as against major companies in the automotive aftermarket, such as Sony, Panasonic, Kenwood, Directed Electronics, Autopage, Myron and Davis, Phillips, Insignia, and Pioneer.  Our Premium Audio products compete against major companies such as Polk, Definitive, Bose, Sonos, Sonance, and Bowers and Wilkins. Our Consumer Accessories product lines compete against major companies such as Sony, Phillips, Emerson Radio, Jasco, Belkin and Private Label Brands.

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

Employees

As of February 28, 2018, we employed 972 people worldwide, of which 38 were covered under collective bargaining agreements.  We consider our relations with employees to be good as of February 28, 2018.

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

The market for mobile electronics, premium audio products and consumer accessories is highly competitive across all product lines. We compete against many established companies, some of whom have substantially greater financial and engineering resources than we do. We compete directly with OEMs, including divisions of well-known automobile manufacturers, in the auto security, mobile video and accessories markets. We believe that OEMs have diversified and improved their product offerings and place increased sales pressure on new car dealers with whom they have close business relationships to purchase OEM-supplied equipment and accessories.  To the extent that OEMs succeed in their efforts, this success would have a material adverse effect on our sales of automotive entertainment and security products to new car dealers.  In addition, we compete with major retailers who may at any time choose to direct import products that we may currently supply.

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

A significant number of established companies have developed or are developing and marketing software and hardware for biometrics products and applications, including facial recognition and fingerprint biometrics, that currently compete with or will compete directly with our iris-based identity authentication solutions. We believe that additional competitors will enter the biometrics market and become significant long-term competitors, and that, as a result, competition will increase. Companies competing with us may introduce solutions that are competitively priced, have increased performance or functionality or incorporate technological advances we have not yet developed or implemented.

There is no guarantee that patent/royalty rights will be renewed, or licensing agreements will be maintained.
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

As of February 28, 2018, 38 of our full-time employees were covered by collective bargaining agreements. We cannot predict whether labor unions may be successful in organizing other portions of our workforce or what additional costs we could incur as a result.

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

The electronics industry is characterized by a number of key customers. Specifically, 26% of our sales from continuing operations were to five customers in Fiscal 2018, 28% in Fiscal 2017, and 29% in Fiscal 2016. The loss of one or more of these customers could have a material adverse impact on our business.

We plan to continue to expand the international marketing and distribution of our products, which will subject us to risks associated with international operations, including exposure to foreign currency fluctuations.

As part of our business strategy, we intend to continue to increase our international sales, although we cannot assure you that we will be able to do so. Approximately 12% of our net sales from continuing operations currently originate in markets outside the U.S. While geographic diversity helps to reduce the Company's exposure to risk in any one country or part of the world, it also means that we are subject to the full range of risks associated with significant international operations, including, but not limited to:

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

In an effort to reduce the impact on earnings of foreign currency rate movements, we engage in a combination of cost-containment measures and selective hedging of foreign currency transactions. However, these measures may not succeed in offsetting any negative impact of foreign currency rate movements on our business and results of operations. For example, since 2010, Venezuela has been designated as hyperinflationary and the resulting currency devaluations in Venezuela in that initial year affected our business and results of operations. The government of Venezuela has also devalued its currency several times since 2013, which has also affected our business and results of operations. Going forward, additional government actions, including further currency devaluations, foreign exchange price controls or political and social unrest in Venezuela could have further adverse impacts on the Company.

Substantial political and economic uncertainty in Venezuela puts our local assets at risk.

We have a subsidiary in Venezuela, whose operations are currently suspended due to the economic and political climate in that country. We hold fixed assets at this subsidiary and have incurred impairment charges related to our long-lived assets in Venezuela in the past. If conditions continue to deteriorate, we may be at risk of additional losses to our capital assets, including further declines in fair value or government confiscation of certain assets.

Conditions in the global economy, the geographic markets we serve, and the financial markets may adversely affect us.

Concerns persist regarding the lingering effects of the European debt crisis and the ability of certain Eurozone countries to meet future financial obligations; the overall stability of the Euro and the suitability of the Euro as a single currency, given the diverse economic and political circumstances within individual Eurozone countries; and the uncertainty relating to the British Pound Sterling, particularly in light of the United Kingdom's intended exit from the European Union and the uncertainties regarding the terms of such exit. There have also been concerns regarding slower growth in the Chinese economy and other Asian economies, as well as the economic effect of tensions in the relationship between China and surrounding Asian countries. These concerns or market perceptions regarding these and related issues could adversely affect the value of the Company's Euro-denominated assets and obligations. In addition, concerns over the effect of this financial crisis on financial institutions in Europe, China and globally could have an adverse impact on the economy generally, and more specifically on the consumers' demand for our products.

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

Changes in the retail industry could have a material adverse effect on our business or financial condition.

In recent years, the retail industry has experienced consolidation, store closures, bankruptcies and other ownership changes. In the future, retailers in the United States and in foreign markets may further consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products. Changing shopping patterns, including the rapid expansion of online retail shopping, have adversely affected customer traffic in mall and outlet centers. We expect competition in the e-commerce market will intensify. As a greater portion of consumer expenditures with retailers occurs online and through mobile commerce applications, our brick-and-mortar wholesale customers who fail to successfully integrate their physical retail stores and digital retail may experience financial difficulties, including store closures, bankruptcies or liquidations. We cannot control the success of individual malls, and an increase in store closures by other retailers may lead to store vacancies and reduced foot traffic. A continuation or worsening of these trends could have a material adverse effect on our sales, results of operations, financial condition and cash flows.

We purchase a significant amount of our products from suppliers in Pacific Rim countries and we are subject to the economic risks associated with inherent changes in the social, political, regulatory and economic conditions not only in these countries, but also in other countries we do business in, including our own.

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

President Donald J. Trump and his administration took office in the United States on January 20, 2017. President Trump has expressed apprehension toward existing trade agreements, suggesting renegotiation of The North American Free Trade Agreement and the implementation of tariffs, duties, border taxes or other similar assessments that could impact the level of trade between the U.S. and Mexico. The Trump Administration has also recently introduced tariffs on China, with China imposing retaliatory tariffs on certain products from the United States. President Trump has also publicly stated that he may seek to impose additional tariffs, duties, border taxes or other similar assessments on products imported from China and other countries. In addition, on January 23, 2017, President Trump signed a presidential memorandum to withdraw the U.S. from the Trans-Pacific Partnership. Such tariffs, duties, border taxes or other assessments imposed on the products we import into the United States will increase the total cost of these products and may decrease demand for such products. In addition, we may not be able to fully pass the added cost of such tariffs, taxes, duties or assessments on to our customers, which may adversely affect our business, financial condition and results of operations.

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

We invest in marketable securities and other investments as part of our investing activities and from time to time, provide additional funding in the form of loans. These investments fluctuate in value based on economic, operational, competitive, political and technological factors. These investments could be subject to loss or impairment based on their performance and loan balances may become uncollectible.

The Company has, in the past, incurred other-than-temporary impairments on its investments and continues to monitor its investments in non-controlled corporations for potential future impairments. In addition, there is no guarantee that the fair values recorded for other investments will be sustained in the future. From time to time, the Company may also provide additional funding to investees in the form of loans, which are collateralized. Should the borrowers default on the loans and should the collateral be insufficient to satisfy the total outstanding balance owed to Voxx, we may not be able to recover 100% of these loan balances.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act ("TCJA"). The TCJA contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, additional limitation on the tax deduction for interest expense and executive compensation, accelerates business asset expensing, eliminates net operating loss carrybacks, and makes significant changes to the taxation of foreign earnings including the imposition of a one-time repatriation tax on accumulated foreign earnings at reduced rates regardless of whether they are repatriated and imposes a minimum tax on global intangible low tax income (“GILTI”). At this stage, it is unclear how many U.S. states will incorporate these federal tax law changes or portions thereof into their tax codes. Further, our effective tax rate may fluctuate as a result of the TCJA in future reporting periods.

We continue to examine the impact these changes may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain, and our results of operations, cash flows and financial conditions, as well as the trading price of our Common Stock, could be adversely affected.

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

A data privacy breach or failure to comply with data privacy laws could damage our reputation and customer relationships, expose us to litigation risk and potential fines and adversely affect our business.

As part of our normal operations, we collect, process, transmit and where appropriate, retain certain confidential employee and customer information, including credit card information. There is significant concern by consumers and employees over the security of personal information, consumer identity theft and user privacy. Despite the security measures we have in place, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, cyber-attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. As a result of recent security breaches at a number of prominent companies, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become more uncertain. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, could result in significant legal and remediation expenses, severely damage our reputation and our customer relationships, harm sales, expose us to risks of litigation and liability and result in a material adverse effect on our business, financial condition and results of operations. Additionally, changing privacy laws in the United States, Europe and elsewhere, including the adoption by the European Union of the General Data Protection Regulation (“GDPR”), which becomes effective May 2018, creates new individual privacy rights and imposes increased obligations on companies handling personal data. Consequently, we may incur significant costs related to prevention and to comply with laws regarding the protection and unauthorized disclosure of personal information. A failure to comply with the stringent rules of the GDPR could result in fines of up to €20 million.

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

We must comply with restrictive covenants in our debt agreements.

Our existing debt agreements contain a number of covenants, which limit our ability to, among other things, borrow additional money, pay dividends, dispose of assets and acquire new businesses. These covenants also require us to maintain a specified fixed charge coverage ratio. If the Company is unable to comply with these covenants, there would be a default under these debt agreements, should we have debt outstanding. Changes in economic or business conditions, results of operations or other factors could cause the Company to default under its debt agreements. A default, if not waived by our lenders, could result in acceleration of our debt and possible bankruptcy.

We may be unable to collect amounts owed to us by our customers.
We typically grant our customers credit on a short-term basis. Related credit risks are inherent as we do not typically collateralize receivables due from customers. We provide estimates for uncollectible accounts based primarily on our judgment using historical losses, current economic conditions and individual evaluations of each customer as evidence supporting the receivables valuations stated on our financial statements. However, our receivables valuation estimates may not be accurate and receivables due from customers reflected in our financial statements may not be collectible. Our inability to perform under our contractual obligations, or our customers’ inability or unwillingness to fulfill their contractual commitments to us, may have a material adverse effect on our financial condition, results of operations and cash flows.

We provide financial support to one of our subsidiaries through an intercompany loan agreement and may need to secure additional financing for our own operations, but we cannot be sure that additional financing will be available.

We have entered into intercompany loan agreements with our majority owned subsidiary, EyeLock LLC, which is expected to continue to require additional funding beyond one year. In funding the loans to EyeLock LLC, we have less cash flow available to support our domestic operations and other activities. If we are unable to generate sufficient cash flows in the future to support our operations and service our debt as a result of funding EyeLock LLC, we may be required to refinance all or a portion of our existing debt, as applicable, or to obtain additional financing. There can be no assurance that any refinancing will be possible or that any additional financing could be obtained on acceptable terms. The inability to service or refinance our existing debt or to obtain additional financing would have a material adverse effect on our financial position, liquidity, and results of operations.

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

We evaluate the recoverability of recorded goodwill and other intangible asset amounts annually, or when evidence of potential impairment exists.  The annual impairment test is based on several factors requiring judgment. Changes in our operating performance, business conditions, or restrictions on our field of use resulted in an impairment of certain intangible assets in Fiscal 2016, and could result in additional future impairments, which could be material to our results of operations.

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

Mr. Shalam beneficially owns approximately 52% of the combined voting power of both classes of common stock. This will allow him to elect the majority of our Board of Directors and, in general, determine the outcome of any other matter submitted to the stockholders for approval. Mr. Shalam's voting power may have the effect of delaying or preventing a change in control of the Company.

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

Other Risks

Other risks and uncertainties include:

•	additional changes in U.S. federal, state and local law,

•	our ability to implement operating cost structures that align with revenue growth,

•	additional trade sanctions against or for foreign countries,

•	successful integration of business acquisitions and new brands in our distribution network,

•	compliance with the Sarbanes-Oxley Act, and

•	compliance with complex financial accounting and tax standards, both foreign and domestic.

Item 1B-Unresolved Staff Comments

As of the filing of this annual report on Form 10-K, there were no unresolved comments from the staff of the Securities and Exchange Commission.

Item 2-Properties

Our Corporate headquarters is located at 2351 J. Lawson Blvd. in Orlando, Florida.  In addition, as of February 28, 2018, the Company leased a total of 14 operating facilities or offices located in 7 states as well as China, Canada, Mexico, and Hong Kong. The leases have been classified as operating leases.  Within the United States, these facilities are located in Georgia, New York, Ohio, New Jersey, Texas, Arkansas and Michigan. The Company also owns 8 of its operating facilities or offices located in New York, Indiana, Florida, and Arkansas in the United States, as well as in Germany and Venezuela. These facilities serve as offices, warehouses, manufacturing facilities and distribution centers. Additionally, we utilize public warehouse facilities located in Virginia, Nevada, Indiana, Florida, Mexico, China, the Netherlands, Germany and Canada.

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

PART II

Item 5-Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Class A Common Stock of Voxx is traded on the Nasdaq Stock Market under the symbol "VOXX."   The following table sets forth the low and high sale price of our Class A Common Stock, based on the last daily sale in each of the last eight fiscal quarters:

Year ended February 28, 2018	High	Low
First Quarter	$7.30	$4.50
Second Quarter	8.90	6.00
Third Quarter	8.70	6.30
Fourth Quarter	6.85	5.15

Year ended February 28, 2017	High	Low
First Quarter	$4.92	$2.97
Second Quarter	3.36	2.53
Third Quarter	5.70	2.50
Fourth Quarter	5.30	4.15

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

Holders

There are 748 holders of record of our Class A Common Stock and 4 holders of Class B Convertible Common Stock.

Issuer Purchases of Equity Securities

In May 1999, we were authorized by the Board of Directors to repurchase up to 1,563,000 shares of Class A Common Stock in the open market under a share repurchase program (the "Program").  In July 2006, the Board of Directors authorized an additional repurchase up to 2,000,000 shares of Class A Common Stock in the open market in connection with the Program.  During the year ended February 28, 2018, the Company did not purchase any shares. As of February 28, 2018, the cumulative total of acquired shares (net of reissuances of 11,635) pursuant to the program was 2,168,094, with a cumulative value of $21,176. The remaining authorized share repurchase balance is 1,383,271 at February 28, 2018.

Performance Graph

The following table compares the annual percentage change in our cumulative total stockholder return on our Class A common stock during a period commencing on February 28, 2013 and ending on February 28, 2018 with the cumulative total return of the Nasdaq Stock Market (U.S.) Index and our SIC Code Index, during such period.

*$100 invested on 2/28/13 in stock or index, including reinvestment of dividends.

Item 6-Selected Consolidated Financial Data

The following selected consolidated financial data for the last five years should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. The Company's financial statements for the prior periods presented herein have been recast to reflect a certain business that was classified as discontinued operations during the second quarter of Fiscal 2018. See Note 2 of the Notes to the Consolidated Financial Statements for additional information.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	February 28, 2018	February 28, 2017	February 29, 2016 (1)	February 28, 2015 (2)	February 28, 2014 (3)
Consolidated Statement of Operations Data

Net sales	$507,092	$514,530	$530,206	$585,360	$640,084
Operating (loss) income	(19,099)	(8,168)	(17,067)	8,604	(38,265)
Net loss from continuing operations	(6,659)	(9,268)	(10,821)	(7,087)	(31,541)
Net income from discontinued operations, net of taxes	34,618	6,066	4,758	6,145	4,944
Net income (loss) attributable to VOXX International Corporation	35,304	4,422	(2,682)	(942)	(26,597)

Earnings (loss) per share - basic:
Continuing operations	$0.03	$(0.07)	$(0.31)	$(0.29)	$(1.31)
Discontinued operations	$1.43	$0.25	$0.20	$0.25	$0.21
Attributable to VOXX International Corporation	$1.45	$0.18	$(0.11)	$(0.04)	$(1.10)

Earnings (loss) per share - diluted:
Continuing operations	$0.03	$(0.07)	$(0.31)	$(0.29)	$(1.31)
Discontinued operations	$1.41	$0.25	$0.20	$0.25	$0.21
Attributable to VOXX International Corporation	$1.44	$0.18	$(0.11)	$(0.04)	$(1.10)

	As of	As of	As of	As of	As of
	February 28,	February 28,	February 29,	February 28,	February 28,
	2018	2017	2016 (1)	2015 (2)	2014 (3)
Consolidated Balance Sheet Data

Total assets	$575,644	$668,486	$667,190	$677,513	$747,150
Working capital	170,472	143,281	132,167	154,312	179,077
Long-term obligations (4)	30,139	147,104	139,412	133,970	170,786
Stockholders' equity	450,118	391,315	395,894	396,140	429,584

(1)
Fiscal 2016 amounts reflect the acquisition of a controlling interest in all of the assets and certain liabilities of EyeLock Inc. and EyeLock Corporation (see Note 2 of the Notes to Consolidated Financial Statements), as well as intangible asset impairment charges.

(2)	Fiscal 2015 amounts include Venezuela currency devaluation and impairment charges related to Venezuela investment properties.

(3)	Fiscal 2014 amounts include a goodwill impairment charge, as well as impairment charges related to intangible and long-lived assets.

(4)	Long-term obligations include long-term debt, capital lease obligations, deferred compensation, deferred and other tax liabilities, as well as other long-term liabilities.

Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

This section should be read in conjunction with the "Cautionary Statements" and "Risk Factors" in Item 1A of Part I, and Item 8 of Part II, "Consolidated Financial Statements and Supplementary Data."

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of the business, including our strategy to give the reader a summary of the goals of our business and the direction in which our business is moving.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the year ended February 28, 2018 compared to the years ended February 28, 2017 and February 29, 2016. Next, we present adjusted EBITDA and diluted adjusted EBITDA per common share for the year ended February 28, 2018 compared to the years ended February 28, 2017 and February 29, 2016 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheet and cash flows and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources."  We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

Business Overview and Strategy

VOXX International Corporation ("Voxx," "We," "Our," "Us," or the "Company") is a leading international distributor, manufacturer and value-added service provider in the automotive, premium audio and consumer accessory industries.  We conduct our business through sixteen wholly-owned subsidiaries and one majority owned subsidiary.  Voxx has a broad portfolio of brand names used to market our products as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements.

In recent years, we have focused on our intention to acquire synergistic businesses with the addition of several new subsidiaries.  These subsidiaries have helped us to expand our core business and broaden our presence in the accessory and OEM markets.  Our acquisitions of Klipsch and Invision provided the opportunity to enter the manufacturing arena, and our acquisition of a controlling interest in EyeLock Inc. and EyeLock Corporation has allowed us to enter the growing and innovative biometrics market.  Our intention is to continue to pursue business opportunities which will allow us to further expand our business model while leveraging overhead and exploring specialized niche markets in the electronics industry. Notwithstanding the above acquisitions, if the appropriate opportunity arises, the Company has been willing to explore the potential divestiture of a product line or business, such as with the sale of the Company's Hirschmann subsidiary on August 31, 2017.

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

The Company’s domestic and international business is subject to retail industry trends and conditions and the sales of new and used vehicles. Recent worldwide economic conditions have had an adverse impact on consumer spending. If the global macroeconomic environment does not continue to improve or if it deteriorates further, this could have a negative effect on the Company’s revenues and earnings. In an attempt to offset the recent market conditions, the Company continues to explore strategies and alternatives to reduce its operating expenses, such as the consolidation of facilities and IT systems, and has been introducing new products to obtain a greater market share. The Company continues to focus on cash flow and anticipates having sufficient resources to operate during Fiscal 2019.

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

Acquisitions and Dispositions

We have acquired and integrated several businesses, as well as divested certain businesses, the most recent of which are outlined in the Acquisitions and Dispositions section of Part I and presented in detail in Note 2 to the Notes to the Consolidated Financial Statements.

Net Sales Growth

Net sales from continuing operations over a five-year period have decreased (20.8)% from $640,084 for the year ended February 28, 2014 to $507,092 for the year ended February 28, 2018.  During this period, our sales were adversely impacted by the following items:

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

These items were partially offset by:

•
the introduction of new products and lines across the Automotive, Premium Audio and Consumer Accessories segments, such as: mobile multi-media devices; various Bluetooth and wireless speaker products; neckband, on-ear, in-ear and over-ear headphones; mobile iPad and iPod interfaces; and nursery products.

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

Revenue Recognition

We recognize revenue from product sales at the time title and risk of loss passes to the customer either at FOB Shipping Point or FOB Destination, based upon terms established with the customer. Any customer acceptance provisions, which are related to product testing, are satisfied prior to revenue recognition. We have no further obligations subsequent to revenue recognition except for returns of product from customers. We accept returns of products only if properly requested, authorized and approved.  We continuously monitor and track such product returns and record the provision for the estimated amount of such future returns at point of sale, based on historical experience.

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

The accrual balance for sales incentives at February 28, 2018 and February 28, 2017 was $14,020 and $13,154, respectively.  Although we make our best estimate of sales incentive liabilities, many factors, including significant unanticipated changes in the purchasing volume and the lack of claims from customers could have a significant impact on the liability for sales incentives and reported operating results.

Unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates are reversed into income in the period when the customer did not reach the required minimum purchases of product during the specified time. Unclaimed sales incentives are sales incentives earned by the customer, but the customer has not claimed payment within the claim period (period after program has ended). Unclaimed sales incentives are investigated in a timely manner after the end of the program and reversed if deemed appropriate.

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

The Company has supply chain financing agreements and factoring agreements with certain financial institutions for the purpose of accelerating receivable collection and better managing cash flow. Under the agreements, the Company has agreed to sell certain of its accounts receivable balances to these institutions, who have agreed to advance amounts equal to the net accounts receivable balances due, less a discount as set forth in the respective agreements. The balances under these agreements are accounted for as sales of accounts receivable, as they are sold without recourse. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company's Consolidated Statements of Cash Flows. Total balances sold, net of discounts, for the years ended February 28, 2018, February 28, 2017 and February 29, 2016 were approximately $142,000, $141,000 and $154,000, respectively. Fees incurred in connection with the agreements totaled $957, $877 and $770 for the years ended February 28, 2018, February 28, 2017 and February 29, 2016, respectively, and are recorded as interest expense by the Company.

Inventory

We value our inventory at the lower of the actual cost to purchase or the net realizable value of the inventory. Net realizable value is defined as estimated selling prices, less cost of completion, disposal, and transportation. We regularly review inventory quantities on-hand and record a provision in cost of sales for excess and obsolete inventory based primarily on selling prices, indications from customers based upon current price negotiations, and purchase orders. The cost of the inventory is determined primarily on a weighted moving average basis, with a portion valued at standard cost, which approximates actual costs on the first in, first out basis. Our industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand.  In addition, and as necessary, specific reserves for future known or anticipated events may be established. During the years ended February 28, 2018, February 28, 2017 and February 29, 2016, we recorded inventory write-downs of $2,733, $1,987 and $1,008, respectively.

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

Asset Impairments

As of February 28, 2018, intangible assets totaled $150,320 and property, plant and equipment totaled $61,717 (excluding Venezuelan investment properties of $3,542, which are discussed below). Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business, including assets of acquired businesses. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or an impairment recorded based upon a change in the expected use of the asset or performance of the related asset group. At the present time, management intends to continue the development, marketing and selling of products associated with its intangible assets, and there are no known restrictions on the continuation of their use.

Certain indefinite lived trademarks were impaired during the second and fourth quarter of Fiscal 2016, resulting in impairment charges of $6,210 and $2,860, respectively. No impairment losses were recorded related to indefinite lived intangible assets during Fiscal 2018 and Fiscal 2017.

The cost of other intangible assets with definite lives and long-lived assets are amortized on a straight-line basis over their respective lives.  Management has determined that the current lives of these assets are appropriate. Management has determined that there were no indicators of impairment that would cause the carrying values related to intangible assets with definite lives to exceed their expected future cash flows at February 28, 2018.

Approximately 52.7% of our indefinite-lived trademarks ($53,444) are at risk of impairment as of February 28, 2018. The Company uses an income approach, based on the relief from royalty method, to value the indefinite-lived trademarks as part of its impairment test. This impairment test involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. The critical assumptions in the discounted cash flow model include revenues, long-term growth rates, royalty rates, and discount rates. Management exercises judgment in developing these assumptions. Certain of these assumptions are based upon industry projections, facts specific to the trademarks and consideration of our long-term view for the trademark and the markets we operate in. If we were to experience sales declines, a significant change in operating margins which may impact estimated royalty rates, an increase in our discount rates, and/or a decrease in our projected long-term growth rates, there would be an increased risk of impairment of these indefinite-lived trademarks.

Voxx’s goodwill totaled $54,785 as of February 28, 2018. Goodwill is tested for impairment as of the last day of each fiscal year at the reporting unit level. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and estimation of the fair value of each reporting unit. Based on the Company's goodwill impairment assessment, all the reporting units with goodwill had estimated fair values as of February 28, 2018 that exceeded their carrying values. As a result of the annual assessment, no impairment charges were recorded related to goodwill during Fiscal 2018, Fiscal 2017 or Fiscal 2016.

Goodwill allocated to our Klipsch, Invision, and Rosen reporting units was 84.9% ($46,533), 13.5% ($7,372), and 1.6% ($880), respectively. The fair values of the Klipsch and Invision reporting units are greater than their carrying values by approximately 157% ($21,999) and 19% ($5,128), respectively, as of February 28, 2018. The Company uses a discounted cash flow model to value the reporting unit as part of its impairment test. This impairment test involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. The critical assumptions in the discounted cash flow model are revenues, operating margins, working capital and a discount rate (developed using a weighted average cost of capital analysis). Management exercises judgment in developing these assumptions. Certain of these assumptions are based upon industry projections, facts specific to the reporting unit, market participant assumptions and data, and consideration of our long-term view for the reporting unit and the markets we operate in. If the Klipsch reporting unit were to experience sales declines, sustained pricing pressures, unfavorable operating margins, lack of new product acceptance by consumers, changes in consumer trends and preferred shopping channels, less than anticipated results for the holiday season, an increase to the discount rate, and/or a decrease in our projected long-term growth rates used in the discounted cash flow model, there would be an increased risk of goodwill impairment for the Klipsch reporting unit. If the Invision reporting unit experienced an increase to the discount rate, a lack or delay in new product acceptance, or a change in our projected long-term growth rates used in the discounted cash flow model, there would be an increased risk of goodwill impairment for the Invision reporting unit. If the Rosen reporting unit experienced an increase to the discount rate, sales declines, changes in consumer trends, or a decrease in our projected long-term growth rates used in the discounted cash flow model, there would be an increased risk of goodwill impairment for the Rosen reporting unit.

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

The Company holds certain long-lived assets in Venezuela, which are held for investment purposes. The value of the Company's properties held for investment purposes in Venezuela is $3,542 as of February 28, 2018. The Company continues to monitor the economic conditions and recoverability of these assets as necessary. Any changes in accounting estimates and assumptions could result in further impairment charges from these long-lived assets.

Warranties

We offer warranties of various lengths depending upon the specific product.  Our standard warranties require us to repair or replace defective product returned by both end users and customers during such warranty period at no cost. We record an estimate for warranty related costs in cost of sales, based upon actual historical return rates and repair costs at the time of sale. The total estimated liability for future warranty expense, which has been included in accrued expenses and other current liabilities, amounted to $4,261 at February 28, 2018 and $3,911 at February 28, 2017. While warranty costs have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that have been experienced in the past. A significant increase in product return rates, or a significant increase in the costs to repair products, could have a material adverse impact on our operating results.

Stock-Based Compensation

We use the Black-Scholes option pricing model to compute the estimated fair value of stock-based awards.  The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates.  The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control.  We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded stock options in our stock and our expectations of volatility for the expected term of stock-based compensation awards. For restricted stock awards, the fair value of the award is the price on the date of grant. As a result, if other assumptions or estimates had been used for options or restricted stock awards granted in the current and prior periods, the total stock-based compensation expense from continuing operations of $502 that was recorded for the year ended February 28, 2018 could have been materially different.  Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

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
The Company accounts for uncertain tax positions in accordance with the authoritative guidance issued under ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The Company provides loss contingencies for federal, state and international tax matters relating to potential tax examination issues, planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing, which if different, may materially impact the Company's financial condition and results of operations. The Company classifies interest and penalties associated with income taxes as a component of Income Tax Expense (Benefit) on the Consolidated Statement of Operations and Comprehensive Income (Loss). See Note 8 for discussion of the enactment of the Tax Cuts and Job Acts on December 22, 2017.

Results of Operations

Included in Item 8 of this annual report on Form 10-K are the Consolidated Balance Sheets as of February 28, 2018 and February 28, 2017 and the Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Stockholders’

Equity and Consolidated Statements of Cash Flows for the years ended February 28, 2018, February 28, 2017 and February 29, 2016. In order to provide the reader meaningful comparison, the following analysis provides comparison of the audited year ended February 28, 2018 with the audited years ended February 28, 2017, and February 29, 2016. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company's financial statements for the prior periods presented herein have been recast to reflect a certain business that was classified as discontinued operations during the second quarter of Fiscal 2018. See Note 2 of the Notes to the Consolidated Financial Statements for additional information.

Year Ended February 28, 2018 Compared to the Years Ended February 28, 2017 and February 29, 2016

Continuing Operations

The following table sets forth, for the periods indicated, certain Statement of Operations data for the years ended February 28, 2018 ("Fiscal 2018"), February 28, 2017 ("Fiscal 2017") and February 29, 2016 ("Fiscal 2016").

Net Sales

	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Automotive	$155,480	$170,729	$201,125
Premium Audio	172,406	166,789	140,508
Consumer Accessories	178,756	176,216	187,272
Corporate	450	796	1,301
Total net sales	$507,092	$514,530	$530,206

Fiscal 2018

Automotive sales, which include both OEM and aftermarket automotive electronics, represented 30.7% of the net sales for the year ended February 28, 2018, compared to 33.2% in the prior year. The Company experienced a decrease in automotive sales during the year ended February 28, 2018 partially due to the continued decline in satellite radio sales, as a result of most vehicles being built equipped with these products as standard vehicle options. Additionally, the Company had a decrease in sales during the year ended February 28, 2018 related to its international OEM manufacturing line as a result of the completion of a program with Bentley during the first quarter of Fiscal 2018, with final spare parts shipments during the first half of the fiscal year. Within the Company's domestic OEM manufacturing lines, there was a slight decrease in sales during the year ended February 28, 2018 related to the winding down of certain headrest programs with General Motors and Ford in preparation for new programs which experienced delayed launches. These programs began at the end of the third quarter of Fiscal 2018. The decreases in sales were partially offset by a net increase in aftermarket product sales primarily due to overhead and headrest DVD player sales resulting from the Company's acquisition of Rosen Electronics LLC during the first quarter of Fiscal 2018, as well as increases to domestic OEM sales during the year ended February 28, 2018 due to additional vehicle models added to existing programs with Subaru.

Premium Audio sales represented 34.0% of net sales for the year ended February 28, 2018 as compared to 32.4% in the prior year.  Sales in Premium Audio increased for the year ended February 28, 2018 partially as a result of an increase in sales of several of its existing lines of home entertainment speakers due to successful marketing and promotional activity. Additionally, sales have increased in this segment as a result of the introduction of several new products, including various lines of HD wireless speakers, wireless soundbars, Klipsch Heritage products, and wireless and multi-room streaming audio systems, including Capital Records branded products, which launched throughout Fiscal 2018. The Company also offered several close out promotions on certain soundbar models that have been phased out to make room for newer product lines, which resulted in further sales increases during the fiscal year. Finally, within the Company's European market, a modest increase in the Euro also resulted in a positive impact on sales revenue. These increases were partially offset by decreases in sales of mobility products during the year ended February 28, 2018, such as wireless headphones and portable bluetooth speakers, as a result of certain vendor delays on some of the Company's new headphone and neckband lines, as well as decreases in wired headphone products due to changes in technology and the migration toward wireless products. The segment also experienced a decrease in commercial speaker sales due to the delay of certain projects and programs, which is primarily a result of slower box office sales that have affected many of the Company's cinema customers.

Consumer Accessories represented 35.3% of our net sales for the year ended February 28, 2018, compared to 34.2% in the prior year. The Company experienced increases in sales during the year ended February 28, 2018 related to its new Striiv activity tracking bands, which launched during the second quarter of Fiscal 2018, as well as an increase in sales of the Company's new Project Nursery line, which includes baby monitors, and launched in the second quarter of Fiscal 2017. The Company also experienced an increase in sales of wireless speakers as a result of new orders and placements at retailers, and the launch of new product lines. Additionally, during the year ended February 28, 2018, the Company experienced an increase in international sales, primarily due to the roll out of an upgrade to the digital broadcasting platform in Europe during Fiscal 2017, which has required consumers to purchase new equipment, such as set top boxes, as well as due to a modest increase in the Euro, which contributed positively to the Company's revenues for the year. As an offset to these increases, the Company experienced decreases in consumer accessory sales during the year ended February 28, 2018 due to factors including the decline in sales of the 360Fly action camera product and Singtrix product. There was also a decrease in sales of hook-up products; remotes; clock radios; docking stations; digital audio products; and power products, such as cables and surge protectors, due primarily to competition, changes in demand and changes in technology during the year ended February 28, 2018.

Fiscal 2017

Automotive sales, which include both OEM and aftermarket automotive electronics, represented 33.2% of the net sales for the year ended February 28, 2018, compared to 37.9% in the prior year. The Company experienced a decrease in automotive sales due to several factors during the year, including the completion and winding down of certain OEM programs during Fiscal 2017 that had experienced strong performance in the comparative prior year period. Remote start products were negatively impacted for the year ended February 28, 2017, as a result of warmer Winter seasons in both Fiscal 2016 and Fiscal 2017, resulting in several customers carrying excess inventory into the Company's Fiscal 2017 year and lower overall sales of these products for the year, as well as due to the fact that more vehicles are being built equipped with remote start capabilities. Sales of satellite radios during the year ended February 28, 2017 also decreased as a result of more vehicles being built equipped with these products. The Company also experienced decreases in aftermarket overhead and headrest DVD player sales as a result of price reductions and competition within these product lines. Finally, during Fiscal 2016, the Company sold all of its Jensen Mobile product inventory, consisting of car speakers and amplifiers, to a third party in order to license the brand name for a commission. This resulted in reduced sales of these products for the year ended February 28, 2017 of approximately $6,500. As an offset to these decreases, the Company began a new OEM program with Subaru, resulting in an increase in domestic OEM sales.

Premium Audio sales represented 32.4% of net sales for the year ended February 28, 2017 as compared to 26.5% in the prior year.  Sales in Premium Audio increased 18.7% for the year ended February 28, 2017 primarily as a result of the introduction of several new products, including various lines of HD wireless desktop and bookshelf size speakers, wireless soundbars and multi-room streaming audio systems. These products were launched between the fourth quarter of Fiscal 2016 and the third quarter of Fiscal 2017 and have been experiencing strong sales for the segment during the year ended February 28, 2017. The Company also saw increases in sales in several of its existing lines of home entertainment speakers due to successful marketing and promotional activity, as well as increased commercial speaker sales as a result of new distribution agreements and growth in China. Additionally, headphone sales have increased as a result of promotions offered during the year ended February 28, 2017 that were not provided in the prior year, as well as due to the launch of four new unique headphone products during the third quarter of Fiscal 2017, consisting of neckband headphones, as well as new on-ear, in-ear and over-ear headphones. These increases were partially offset by decreases in European sales during the year ended February 28, 2017 as a result of a slower market overseas.

Consumer Accessories represented 34.2% of our net sales for the year ended February 28, 2017, compared to 35.3% in the prior year. The Company experienced a decrease in consumer accessory sales due to several factors during the year, including the decrease in sales of wireless speakers, as compared to the year ended February 29, 2016. While the sales of wireless speakers in this segment have remained strong in Fiscal 2017, the Company had higher sales in the prior year due to load in shipments of certain new wireless speaker products in order to fill its customers' inventory pipelines, which were not repeated in the current year. There were additional declines in wireless speaker sales as a result of certain promotions of new product that were offered during the prior year but not repeated in Fiscal 2017, as well as the timing of certain customer Spring shipment orders that were delayed to Fiscal 2018. There was also a decrease during the year ended February 28, 2017 in sales of hook-up products; remotes; clock radios; docking stations; reception products, such as antennas; and power products, such as cables and surge protectors, due to competition, changes in demand and changes in technology. Additionally, the segment experienced a decrease in sales of its Singtrix karaoke product, primarily as a result of promotional activity in the prior fiscal year that did not repeat in Fiscal 2017, as well as large customer load in shipments in the prior year that did not repeat, and slower international consumer accessories sales for several product lines. As an offset to these decreases, the segment experienced increases in sales during the year ended February 28, 2017 related to new products, such as the Company's Project Nursery baby monitors, which launched in the second quarter of Fiscal 2017, and the 360Fly® Action Camera, which launched in the third quarter of Fiscal 2016 and has had an expansion in distribution, as well as the introduction of new models since its launch date. Internationally, the Company did experience an increase in sales of certain products related to the roll out of an upgrade to the digital broadcasting platform in Europe, which will require new equipment.

Gross Profit and Gross Margin Percentage

	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Automotive	$39,829	$46,744	$51,198
	25.6%	27.4%	25.5%
Premium Audio	53,374	55,053	46,582
	31.0%	33.0%	33.2%
Consumer Accessories	38,867	41,537	45,490
	21.7%	23.6%	24.3%
Corporate	227	696	266
	$132,297	$144,030	$143,536
	26.1%	28.0%	27.1%

Fiscal 2018

Gross margins in the Automotive segment decreased 180 basis points for the year ended February 28, 2018. The main driver of this decline in margins was related to the delays in the launch of new headrest programs that were scheduled for early in the fiscal year, but did not begin until the end of the Company's third quarter. During these delays, the Company continued to employ certain warehouse and assembly personnel specializing in the programs, rather than reduce headcount and re-train new employees at a later date. As a result, these additional warehouse and assembly expenditures contributed to an overall reduction in margins on these OEM sales within the Company's Automotive segment for the year ended February 28, 2018. This was partially offset by an increase in sales of certain higher margin products, such as the Company's aftermarket overhead and headrest DVD players, due to the acquisition of Rosen in the first quarter of Fiscal 2018, as well as decreased sales of lower margin products, such as satellite radio fulfillments during the year ended February 28, 2018.

Gross margins in the Premium Audio segment decreased 200 basis points for the year ended February 28, 2018 compared to the prior year. During the year ended February 28, 2018, the segment experienced lower sales of its higher margin commercial speakers. Additionally, certain portable mobile devices, such as headphones and neckbands, experienced higher sales at higher margins in the prior year, as compared to lower sales with close-out promotions in the current year to make way for newer models, which also experienced delays coming to market. The combination of these factors negatively impacted the blended margin of these portable mobile devices. During the year ended February 28, 2018, the Company also offered heavy promotions of older soundbar models that have now been phased out in order to make way for a newer line of products. As an offset to these decreases, the segment experienced an increase in sales of its higher margin home entertainment speakers and systems, which contributed positively to overall margins.

Gross margins in the Consumer Accessories segment decreased 190 basis points for the year ended February 28, 2018 compared to the prior year. For the year ended February 28, 2018, margins were negatively impacted by decreased sales of certain higher margin products, including hookup products, clock radios, docking stations, digital audio products, and power products, as well as by the increase in sales of the Company's new Striiv activity band, which contributed significant sales during the year ended February 28, 2018, but generated lower margins for the segment. The Company also offered significant promotions on certain products within its Project Nursery line, which caused a reduction in margins for these products during the current fiscal year. Additionally, the Company incurred increased freight charges due to significant demand for certain remote products, thus driving down margins and also incurred a one-time settlement charge related to a contract shortfall with a vendor for the purchase of certain products, which caused margins to be negatively impacted for the year. These decreases were offset by an increase in sales of higher margin products, such as the segment's wireless speakers, as well as an increase in sales of set top boxes and other high margin products within the European market related to an upgrade to the digital broadcasting platform in Europe. There was also a decrease in sales of action cameras and the Company's Singtrix product during the year ended February 28, 2018. As the sales of these products generally produce lower margins for the Company, the decrease in these sales partially offset the overall decline in margins for the year ended February 28, 2018.

Fiscal 2017

Gross margins in the Automotive segment increased 190 basis points for the year ended February 28, 2017. The segment experienced decreases in sales of lower margin products such as satellite radio fulfillments and a decrease in sales of its lower margin Jensen products, whose inventory was sold in the prior year, contributing to overall margin improvements for the segment. This was offset by decreased sales of higher margin products during the year, such as remote start and aftermarket overhead and headrest DVD products, as well as certain products within the OEM manufacturing line.

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

Operating Expenses

	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Operating Expenses:
Selling	$45,999	$43,108	$43,576
General and administrative	78,957	79,573	84,234
Engineering and technical support	26,440	29,517	22,923
Intangible asset impairment charges	—	—	9,070
Acquisition related costs	—	—	800
Total Operating Expenses	$151,396	$152,198	$160,603

Fiscal 2018

The Company experienced an overall decrease in operating expenses of $802 for Fiscal 2018 as compared to Fiscal 2017. Selling expenses increased during the year ended February 28, 2018 due primarily to advertising and marketing related expenses. This was driven mainly as a result of increased web advertising and promotion expenses due to higher online sales, as well as an increase in store displays and in-store vignettes for product promotion. These increases were offset by decreases in selling commissions for the fiscal year, as a result of an overall decrease in sales. Within general and administrative expenses, the Company experienced a net decrease in expenses for the year ended February 28, 2018. Decreases in general and administrative expenses were due to a decline in professional expenses as a result of lower legal services for the year; lower occupancy expenses related to the consolidation of the Company's shared services into one location, which was completed during the fourth quarter of Fiscal 2017; the consolidation of the Company's phone system; a decline in licensing fees related to MIS; and lower insurance expenditures related to fewer workers' compensation claims for the year ended February 28, 2018 as compared to the prior year. In addition, during the prior year, the Company incurred significant bad debt expense related to one of the Company's larger customers who filed bankruptcy during the fourth quarter of Fiscal 2017, which did not repeat in the current year, thus contributing to lower G&A expense for the year ended February 28, 2018. These decreases were offset by higher salary and benefits expenses due both to severance expense at certain business units related to headcount reductions during the year, as well as higher executive bonus accruals resulting from Company profitability. Additionally, an employee furlough program was provided at one of the Company's foreign subsidiaries in Fiscal 2017 that resulted in lower salary expenditures for the Company in the prior year and was no longer in effect for Fiscal

2018. Engineering and technical support expenses decreased during the year ended February 28, 2018 primarily due to certain development delays, the timing of new projects, as well as due to headcount reductions and cost cutting measures.

Fiscal 2017

Operating expenses decreased $8,405 in Fiscal 2017 as compared to Fiscal 2016. The Company has experienced decreases in salary, payroll and benefits expenses for the full year ended February 28, 2017 as a result of Company-wide headcount reductions made throughout Fiscal 2016, as well as due to changes to the Company's medical plan that resulted in additional benefit expense decreases in Fiscal 2017. The Company also experienced decreases in professional fees due to fewer legal matters in comparison to the prior year, the absence of acquisition costs related to EyeLock LLC that were incurred in Fiscal 2016, lower moving expenses as a result of the relocation to a new Company-owned manufacturing facility and executive office in Lake Nona, FL in Fiscal 2016, and lower occupancy expenses, primarily as a result of the renegotiation of the lease for the Company's shared services office in New York. The Company has also made increased efforts in the current year to streamline and reduce travel and entertainment expense, which has resulted in an overall decrease in such expenditures for the year ended February 28, 2017. Additionally, the Company has not incurred any impairment charges for the year ended February 28, 2017, as compared to the Fiscal 2016, in which $9,070 of intangible asset impairment charges were incurred. As an offset to these operating expense decreases, there have been significant increases in research and development expenditures during the year ended February 28, 2017, related to the Company's Klipsch and Invision subsidiaries both of which increased their research and development spending in comparison to the prior year, as well as due to the EyeLock LLC subsidiary, which has been included in the Company's operations for the full fiscal year. Since the acquisition of a majority voting interest in substantially all of the assets and certain liabilities of EyeLock Inc. and EyeLock Corporation in the third quarter of Fiscal 2016, this new subsidiary has incurred significant research and development expenses related to its iris-based authentication solutions for the continued expansion of the applications of the technology. The Company also incurred an increase in bad debt expense for the year ended February 28, 2017, primarily as a result of the bankruptcy of one of the Company's customers, and an increase in depreciation and amortization expenses both as a result of a full year of depreciation of the Company's new manufacturing facility and executive offices in Florida, which was completed during the fourth quarter of Fiscal 2016, and a full year of amortization of intangible assets acquired in conjunction with the EyeLock acquisition. For the year ended February 28, 2017, there has also been an increase in salary and benefit expenses related to the full year inclusion of EyeLock LLC, as well as the Company's efforts to build EyeLock LLC's sales force.

Other (Expense)Income

	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Interest and bank charges	$(6,009)	$(7,105)	$(7,898)
Equity in income of equity investee	7,178	6,797	6,538
Investment gain	1,416	—	—
Gain on bargain purchase	—	—	4,679
Other, net	(7,590)	(454)	576
Total other (expense) income	$(5,005)	$(762)	$3,895

Fiscal 2018

Interest and bank charges represent expenses for the Company's bank obligations, interest related to capital leases, and amortization of deferred financing costs. These charges decreased for the year ended February 28, 2018 as compared to the prior year as a result of a lower average outstanding balance on the Company's Credit Facility due to the repayment of the entire outstanding balance following the sale of Hirschmann on August 31, 2017.

Equity in income of equity investee represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics, LLC ("ASA"). The increase in income for the year ended February 28, 2018 was due to favorable product mix and new product offerings, resulting in higher sales for several of the investee's existing customers, as well as a special project performed for one of their customers during the year.

During July 2017, one of the Company's cost method investments, Rx Networks, was sold to a third party, resulting in a gain recognized by the Company for the year ended February 28, 2018 representing the excess of the consideration for the investment held by the Company on the date of the transaction.

Other, net, for the year ended February 28, 2018 includes net losses on foreign currency of $(8,769), interest income of $210 and rental income of $553. Other, net, for the year ended February 28, 2017 included net losses on foreign currency of $(509), interest income of $137 and rental income of $646. Included in the foreign currency losses for the year ended February 28, 2018 are losses on forward contracts totaling $(6,618) incurred in conjunction with the sale of Hirschmann.

Fiscal 2017

Interest and bank charges represent expenses for the Company's bank obligations, interest related to capital leases, and amortization of deferred financing costs. These charges decreased for the year ended February 28, 2017 as compared to the prior year. During the fourth quarter of Fiscal 2016, the Company wrote off approximately $1,300 of deferred financing costs as a result an amendment to the Company's credit facility, which was charged to interest expense and was not repeated in the current year. As an offset to this decrease in interest and bank charges, the Company has experienced increases in these expenses for the year ended February 28, 2017 primarily due to interest expense related to the Company's outstanding Florida mortgage, which was entered into during Fiscal 2016 in order to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, FL. This mortgage was entered into in July 2015 and was not outstanding during much of the first half of Fiscal 2016. During the year ended February 28, 2017, the Company also carried a higher outstanding balance on its Credit Facility as compared to the prior year period and as such, incurred higher interest charges related to this facility.

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

Other, net, for the year ended February 28, 2017 includes net losses on foreign currency of $(509), interest income of $137 and rental income of $646. Other, net, for the year ended February 29, 2016 included net gains on foreign currency of $108, interest income of $805 and rental income of $450. The decrease in interest income during the year ended February 28, 2017 compared to the year ended February 29, 2016 relates to income earned on notes receivable from EyeLock. Inc. during Fiscal 2016 through the acquisition date of September 1, 2015.

Income from Discontinued Operations

Fiscal 2018
On August 31, 2017 (the "Closing Date"), the Company completed its sale of Hirschmann to a subsidiary of TE. The consideration received by the Company was €148,500. The purchase price, at the exchange rate as of the close of business on the Closing Date approximated $177,000 and is subject to adjustment based upon the final working capital. For the year ended February 28, 2018, income from discontinued operations consisted primarily of a gain on sale of $36,118, as well as operating income of $2,817. For the year ended February 28, 2017, income from discontinued operations consisted primarily of operating income of $7,996. Operating income for the Company's discontinued operation in both periods was comprised primarily of tuner and antenna sales, which ceased following the sale of Hirschmann on August 31, 2017.

Fiscal 2017

Operating income from discontinued operations for the year ended February 28, 2017 was $7,996 as compared to $5,497 in the comparable prior year and was comprised primarily of tuner and antenna sales, which experienced an increase in Fiscal 2017 due to new program launches.

Income Tax Provision

On December 22, 2017, the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). Under Accounting Standards Codification (“ASC”) 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (3) accelerated expensing on certain qualified property; (4) creating a new limitation on deductible interest expense to 30% of tax adjusted EBITDA through 2021 and then 30% of tax adjusted EBIT thereafter; (5) eliminating the corporate alternative minimum tax; (6) further limitations on the deductibility of executive compensation under IRC §162(m) for tax years beginning after December 31, 2017; (7) a one-time transition tax related to the transition of U.S. international tax from a worldwide tax system to a territorial tax system; and (8) additional changes to the U.S. international tax rules including imposing a minimum tax on global intangible low taxed income (“GILTI”) and other base erosion anti-abuse provisions.
In response to the TCJA, the U.S. Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of TCJA. The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted. SAB 118 addresses situations where the accounting is incomplete for certain income tax effects of the TCJA upon issuance of a company’s financial statements for the reporting period which include the enactment date. SAB 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment.
In connection with the Company’s initial analysis of the impact of the TCJA, the Company has recorded a provisional decrease in its deferred tax assets and liabilities of $4,706 related to the remeasurement of the deferred tax assets and liabilities at the reduced U.S. federal tax rate of 21%. The Company is subject to a one-time transition tax based on the total post-1986 earnings and profits that were previously deferred from U.S. income and profits. The Company recorded a liability in connection with the one-time transition tax of $2,696, which was principally offset by the Company’s tax attributes.
Pursuant to SAB 118, the Company is in the process of assessing the impact of the TCJA on its indefinite reinvestment assertion and any associated impact on its financial statements. This assessment includes, but is not limited to, assessing how the TCJA will impact the consequence of indefinitely reinvesting the Company’s foreign earnings and evaluating how the Company, having a minimal tax liability for the transition tax, will be impacted by future repatriations. Therefore, no adjustments have been made in the Company’s financial statements with respect to its indefinite reinvestment criteria
The Company has not made a policy election with respect to the income tax effects of the new GILTI provisions. Companies can either account for taxes on GILTI as a current period expense or recognize deferred taxes when basis differences exist that are expected to affect the amount of GILTI inclusion upon reversal. Due to the complexity of these new tax rules, the Company is continuing to evaluate the expected impact. In accordance with SAB 118, the Company has not included an estimate of the tax expense or benefit related to GILTI for the fiscal year ended February 28, 2018.
While the Company is able to make a reasonable estimate of the impact of the reduction in the corporate rate and transition tax, the provisional amounts may change due to a variety of factors, including, among other things, (i) anticipated guidance from the U.S. Department of Treasury about implementing the TCJA, (ii) potential additional guidance from the SEC or the FASB related to the TCJA, and (iii) the Company’s further assessment of the TCJA and related regulatory guidance. The Company is not complete in its assessment of the impact of the TCJA on its income tax accounts and financial statements.
During Fiscal 2018, the Company recorded an income tax benefit of $(17,445) related to federal, state and foreign taxes from continuing operations. The effective tax rate in Fiscal 2018 was 72.4% for continuing operation. The Company's effective tax rate differs from the statutory rate of 32.7% primarily due to the impact of TCJA, the partial reversal of the Company’s valuation allowance as certain deferred tax assets became realizable on a more-likely-than-not basis and the reversal of uncertain tax positions under ASC 740 related to the expiration of the statute of limitations. During Fiscal 2018, the Company maintained a valuation allowance against its U.S. deferred tax assets and certain foreign jurisdictions. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.
The effective tax rate of 3.8% in Fiscal 2017 differs from the statutory rate of 35% primarily due to the impact of the reversal of uncertain tax positions under ASC 740 related to settlement of an income tax examination, non-controlling interest, an income tax provision resulting from the increase in deferred tax liabilities related to indefinite-lived intangible assets, and tax rate differences due to the mix of domestic and foreign earnings. During Fiscal 2017, the Company maintained a valuation allowance against its U.S. deferred tax assets and certain foreign jurisdictions. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

The effective tax rate of 17.8% in Fiscal 2016 differs from the statutory rate of 35% primarily due to the impact of the bargain purchase gain, the non-controlling interest related to EyeLock and the U.S. effect of foreign operations, including tax rate differences in foreign jurisdictions. During Fiscal 2016, the Company recorded a valuation allowance against its U.S. deferred tax assets and maintains a valuation in certain foreign jurisdictions. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

EBITDA, Adjusted EBITDA and Adjusted Diluted EBITDA per Common Share

EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share are not financial measures recognized by GAAP. EBITDA represents net income (loss), computed in accordance with GAAP, before interest expense and bank charges, taxes, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for stock-based compensation expense, gains on the sale of discontinued operations, losses on forward contracts, investment gains, impairment charges, as well as costs and bargain purchase gains relating to our acquisitions. Depreciation, amortization, stock-based compensation, bargain gains and impairment charges are non-cash items. Diluted adjusted EBITDA per common share represents the Company's diluted earnings per common share based on Adjusted EBITDA.
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

	Fiscal	Fiscal	Fiscal
	2018	2017	2016
Net income (loss) attributable to VOXX International Corporation	$35,304	$4,422	$(2,682)
Adjustments:
Interest expense and bank charges (1)	5,169	6,860	7,960
Depreciation and amortization (1)	13,879	17,064	15,228
Income tax expense (benefit)	(13,262)	1,759	(1,735)
EBITDA	41,090	30,105	18,771
Adjustments:
Stock-based compensation attributable to stock options and restricted stock	552	753	859
Gain on sale of discontinued operations	(36,118)	—	—
Loss on forward contracts attributable to sale of business	6,618	—	—
Investment gain	(1,416)	—	—
Intangible and long-lived asset impairment charges	—	—	9,070
Acquisition related costs	—	—	800
Gain on bargain purchase	—	—	(4,679)
Adjusted EBITDA	$10,726	$30,858	$24,821
Diluted income (loss) per common share attributable to VOXX International Corporation	$1.44	$0.18	$(0.11)
Diluted adjusted EBITDA per common share attributable to VOXX International Corporation	$0.44	$1.28	$1.03

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

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of February 28, 2018, we had working capital of $170,472 which includes cash and cash equivalents of $51,740 compared with working capital of $143,281 at February 28, 2017, which included cash and cash equivalents of $956. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions or to further pay down our debt.   The following table summarizes our cash flow activity for all periods presented:

	Year Ended	Year Ended	Year Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Cash (used in) provided by:
Operating activities	$(25,539)	$(1,790)	$27,521
Investing activities	161,360	(12,130)	(38,587)
Financing activities	(92,247)	9,695	13,695
Effect of exchange rate changes on cash	366	258	690
Net increase (decrease) in cash and cash equivalents	$43,940	$(3,967)	$3,319

Net cash used in/provided by operating activities:
Operating activities used cash of $25,539 for Fiscal 2018 principally due to an increase in the Company's prepaid expenses and other assets, as well as a net decrease in accounts payable and accrued expenses. This was offset by a decrease in inventory.

During Fiscal 2017, operating activities used cash of $1,790 primarily as a result of an increase in inventory, as well as accounts receivable, partially offset by a decrease in vendor receivables.

During Fiscal 2016, operating activities provided cash of $27,521 primarily as a result of decreased customer accounts receivable and inventory, as well as the factoring of certain trade accounts receivable balances during the year ended February 29, 2016 (see Note 1(h) of the Consolidated Financial Statements), partially offset by decreased accounts payable.

Net cash used in investing activities:
Investing activities provided cash of $161,360 during Fiscal 2018, primarily as a result of the sale of Hirschmann on August 31, 2017 (see Note 2), which was offset by capital additions, as well as the acquisition of Rosen Electronics LLC (see Note 2) and the issuance of notes receivable to 360fly, Inc. (see Note 1(f)).

During Fiscal 2017, investing activities used cash of $12,130 primarily due to capital additions related to new computer equipment, as well as the in-progress additions to the Company's shared service facility in Hauppauge, NY.

During Fiscal 2016, investing activities used cash of $38,587, primarily due to capital additions and the Company's acquisition of a controlling interest in substantially all of the assets and certain liabilities of Eyelock, Inc. and EyeLock Corporation on September 1, 2015 (see Note 2).

Net cash provided by/used in financing activities:
Financing activities used cash of $92,247 during Fiscal 2018, primarily due to the repayment of balances outstanding on the Company's Credit Facility following the sale of Hirschmann on August 31, 2017.

During Fiscal 2017, financing activities provided cash of $9,695, due to borrowings of bank obligations net of repayments, primarily in relation to the Company's Credit Facility.

During Fiscal 2016, financing activities provided cash of $13,695, primarily due to borrowings from our Credit Facility net of repayments, as well as borrowings from the construction loan used to build the Company's new manufacturing facility and executive offices in Lake Nona, Florida.

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000, and a term loan in the amount of $15,000. The Credit Facility also includes a $15,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 7(b)). As of February 28, 2018, there was no balance outstanding under the revolving credit facility. The remaining availability under the revolving credit line of the Credit Facility was $95,796 as of February 28, 2018.

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

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that swingline loans may only be designated as Base Rate Loans. Loans under the Credit Facility designated as LIBOR Rate Loans shall bear interest at a rate equal to the then-applicable LIBOR Rate plus a range of 1.75% - 2.25%. Loans under the Credit Facility designated as Base Rate Loans shall bear interest at a rate equal to the applicable margin for Base Rate Loans of 0.75% - 1.25%, as defined in the agreement.

The Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any Change of Control; (ix) make any Restricted Junior Payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an Affiliate of any Borrower or any of their Subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of February 28, 2018, the Company was in compliance with this cash dominion covenant.

The obligations under the loan documents are secured by a general lien on and security interest in substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles and inventory. The Company has guaranteed the obligations of the borrowers under the Credit Facility.

On August 31, 2017, the Company completed its sale of Hirschmann to a subsidiary of TE. The consideration received by the Company was €148,500. The purchase price, at the exchange rate as of the close of business on August 31, 2017 approximated $177,000 and is subject to adjustment based upon the final working capital. At February 28, 2017, a total of $92,793 was outstanding under the Credit Facility. The decrease in the outstanding credit facility balance as compared to February 28, 2018 is principally a result of the Company's decision to pay down the outstanding balance of the Credit Facility in conjunction with the sale of Hirschmann.

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

Certain contractual cash obligations and other commitments will impact our short and long-term liquidity.  At February 28, 2018, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$1,011	$312	$581	$118	$—
Operating leases (2)	2,923	1,341	912	466	204
Total contractual cash obligations	$3,934	$1,653	$1,493	$584	$204

Other Commitments
Bank obligations (3)	$6,119	$6,119	$—	$—	$—
Stand-by letters of credit (4)	1,161	1,161	—	—	—
Other (5)	12,746	1,611	4,022	998	6,115
Contingent earn-out payments and other (6)	507	270	237	—	—
Pension obligation (7)	697	—	—	—	697
Unconditional purchase obligations (8)	61,869	61,869	—	—	—
Total commercial commitments	$83,099	$71,030	$4,259	$998	$6,812
Total Commitments	$87,033	$72,683	$5,752	$1,582	$7,016

(1)
Represents total principal payments due under capital lease obligations which have a current (included in other current liabilities) and long-term principal balance totaling $312 and $699, respectively at February 28, 2018.

(2)	We enter into operating leases in the normal course of business.

(3)	Represents amounts outstanding under the Voxx Germany Euro asset-based lending facility at February 28, 2018.

(4)
We issue standby letters of credit to secure certain purchases and insurance requirements. These letters of credit are issued during the ordinary course of business through major domestic banks as requested by certain suppliers.

(5)	This amount includes balances outstanding under loans and mortgages for the construction of our manufacturing facility in Florida and for facilities purchased at Schwaiger and Voxx Germany.

(6)	Represents contingent consideration payments due in connection with the Rosen acquisition.

(7)	Represents the liability for an employer defined benefit pension plan covering certain eligible employees of Voxx Germany.

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

Impact of Inflation and Currency Fluctuation

Voxx conducts business in various non-U.S. countries including Germany, Canada, Mexico, China, Denmark, the Netherlands and France and thus is exposed to market risk for changes in foreign currency exchange rates.  While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations, and U. S. dollar denominated purchases in its foreign subsidiaries. The Company enters forward contracts to hedge certain euro-related transactions. The Company minimizes the risk of nonperformance on the forward contracts by transacting with major financial institutions. During Fiscal 2018, 2017 and 2016, the Company held forward contracts specifically designated for hedging (see Note 1(e) of the Notes to Consolidated Financial Statements). As of February 28, 2018 and February 28, 2017, unrealized (losses) gains of $(1,635) and $442, respectively, were recorded in other comprehensive income associated with these contracts.

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

Since January 2014, the Venezuelan government has created multiple alternative exchange rates designated to be used for the purchase of goods and services deemed non-essential. In February 2015, the Venezuelan government introduced a new currency system, referred to as the Marginal Currency System, or SIMADI rate. This market-based exchange system consisted of a mechanism from which both businesses and individuals were allowed to purchase and sell foreign currency at the price set by the market. At February 29, 2016 this rate was approximately 205 Bolivar Fuerte/$1 and a net currency exchange loss of $2 was recorded for the year ended February 29, 2016. In March 2016, the Venezuelan government enacted further changes to its foreign currency exchange mechanisms, including a 59% devaluation of the official government exchange rate (re-named DIPRO) from 6.3 bolivars to 10 Bolivar Fuerte/$1. The SIMADI exchange rate was replaced by the DICOM exchange rate, which the Venezuelan government reported would be allowed to float to meet market needs. As of February 28, 2017, the DICOM rate was deemed to be the appropriate rate to use for remeasuring its Venezuelan subsidiary’s financial statements and the published rate offered was 700 Bolivar Fuerte/$1. A net currency exchange loss of $8 was recorded for the year ended February 28, 2017. In January 2018, the Venezuelan government eliminated the government DIPRO rate, stating that all currency transactions must now be carried out at the DICOM rate. As of February 28, 2018, the published DICOM rate was 35,280 Bolivar Fuerte/$1. A net currency exchange loss of $148 was recorded for the year ended February 28, 2018. All currency exchange gains and losses are included in Other Income (Expense) on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has certain U. S. dollar denominated assets and liabilities in its Venezuelan subsidiary, including our U.S. dollar denominated intercompany debt, which has been subject to currency fluctuations associated with the devaluation of the VBF.

Seasonality

We typically experience seasonality in our operations. We generally sell a substantial amount of our products during September, October and November due to increased promotional and advertising activities during the holiday season.  Our business is also significantly impacted by the holiday season.

Related Party Transactions

None noted.

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

Marketable Securities

Marketable securities at February 28, 2018, which are recorded at fair value of $3,620, include an unrealized gain of $0 and have exposure to price fluctuations. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $362 as of February 28, 2018. Actual results may differ.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and investment grade corporate and U.S. government securities. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed. In connection with our Florida Mortgage, we have debt outstanding in the amount $8,613 at February 28, 2018. Interest on the Florida Mortgage is charged at 70% of 1-month LIBOR plus 1.54%. We have an interest rate swap for the Florida Mortgage with a notional amount of $8,613 at February 28, 2018 which locks the interest rate at 3.48% (inclusive of credit spread) through the mortgage end date of March 2026.

Foreign Exchange Risk

We are subject to risk from changes in foreign exchange rates for our subsidiaries and marketable securities that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in Accumulated Other Comprehensive Income (Loss).  At February 28, 2018, we had translation exposure to various foreign currencies with the most significant being the Euro, Hong Kong Dollar, Chinese Yuan, and Mexican Peso. The potential decrease in sales, and net income, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates for the year ended February 28, 2018 amounts to approximately $8,783 and $476, respectively.  Actual results may differ.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela did not have any sales for the year ended February 28, 2018. Approximately $11 of assets invested in Venezuela are cash related and are subject to government foreign exchange controls. The Company also maintains $3,542 in real estate property in Venezuela that could be subject to government foreign exchange controls upon their ultimate sale.

Item 8-Consolidated Financial Statements and Supplementary Data

The information required by this item begins on page 39 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of February 28, 2018, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were deemed to be effective and adequately designed.

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

Under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2018 based on the framework set forth by the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 COSO Framework"). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of February 28, 2018 based on the criteria established in the 2013 COSO Framework.

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

The effectiveness of the Company’s internal control over financial reporting as of February 28, 2018 has been audited by Grant Thornton LLP, an independent registered public accounting firm who also audited the Company’s Consolidated Financial Statements. Grant Thornton LLP’s report on the effectiveness of the Company’s internal control over financial reporting is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
VOXX International Corporation
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of VOXX International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of February 28, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 28, 2018 and our report dated May 14, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP
Melville, New York
May 14, 2018

Changes in Internal Controls Over Financial Reporting

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the most recently completed fiscal fourth quarter ended February 28, 2018 covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B - Other Information

Not Applicable

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) of Form 10-K, will be included in our Proxy Statement for the Annual meeting of Stockholders, which will be filed on or before June 8, 2018, and such information is incorporated herein by reference.

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
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of VOXX International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of February 28, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2018 and the related notes and schedule listed in the index appearing under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 28, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 14, 2018 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We have served as the Company's auditor since 2003.
Melville, New York
May 14, 2018

VOXX International Corporation and Subsidiaries
Consolidated Balance Sheets
February 28, 2018 and February 28, 2017
(In thousands, except share data)

	February 28, 2018	February 28, 2017
Assets
Current assets:
Cash and cash equivalents	$51,740	$956
Accounts receivable, net	81,116	79,971
Inventory, net	117,992	122,352
Receivables from vendors	493	634
Prepaid expenses and other current assets	14,007	12,332
Income tax receivable	511	1,596
Assets held for sale, current	—	55,507
Total current assets	265,859	273,348
Investment securities	4,167	10,388
Equity investments	21,857	21,926
Property, plant and equipment, net	65,259	65,589
Goodwill	54,785	53,905
Intangible assets, net	150,320	154,939
Deferred tax assets	24	23
Other assets	13,373	1,699
Assets held for sale, non-current	—	86,669
Total assets	$575,644	$668,486
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$34,700	$46,244
Accrued expenses and other current liabilities	36,350	32,110
Income taxes payable	2,587	703
Accrued sales incentives	14,020	13,154
Current portion of long-term debt	7,730	9,215
Liabilities held for sale, current	—	28,641
Total current liabilities	95,387	130,067
Long-term debt, net of debt issuance costs	8,476	97,747
Capital lease obligation	699	926
Deferred compensation	3,369	3,844
Deferred tax liabilities	12,217	27,627
Other tax liabilities	2,191	3,194
Other long-term liabilities	3,187	2,125
Liabilities held for sale, non-current	—	11,641
Total liabilities	125,526	277,171
Commitments and contingencies
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 9)	—	—
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 24,106,194 and 24,067,444 shares issued and 21,938,100 and 21,899,370 shares outstanding at February 28, 2018 and February 28, 2017, respectively	256	256
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	296,395	295,432
Retained earnings	194,673	159,369
Accumulated other comprehensive loss	(14,222)	(43,898)
Treasury stock, at cost, 2,168,094 and 2,168,074 shares of Class A Common Stock at February 28, 2018 and February 28, 2017, respectively	(21,176)	(21,176)
Total VOXX International Corporation stockholders' equity	455,948	390,005
Non-controlling interest	(5,830)	1,310
Total stockholders' equity	450,118	391,315
Total liabilities and stockholders' equity	$575,644	$668,486

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
Years Ended February 28, 2018, February 28, 2017 and February 29, 2016
(In thousands, except share and per share data)

	Year Ended	Year Ended	Year Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Net sales	$507,092	$514,530	$530,206
Cost of sales	374,795	370,500	386,670
Gross profit	132,297	144,030	143,536

Operating expenses:
Selling	45,999	43,108	43,576
General and administrative	78,957	79,573	84,234
Engineering and technical support	26,440	29,517	22,923
Intangible asset impairment charges	—	—	9,070
Acquisition related costs	—	—	800
Total operating expenses	151,396	152,198	160,603

Operating loss	(19,099)	(8,168)	(17,067)

Other (expense) income:
Interest and bank charges	(6,009)	(7,105)	(7,898)
Equity in income of equity investee	7,178	6,797	6,538
Investment gain	1,416	—	—
Gain on bargain purchase	—	—	4,679
Other, net	(7,590)	(454)	576
Total other (expense) income, net	(5,005)	(762)	3,895

Loss from continuing operations before income taxes	(24,104)	(8,930)	(13,172)
Income tax (benefit) expense from continuing operations	(17,445)	338	(2,351)
Net loss from continuing operations	$(6,659)	$(9,268)	$(10,821)

Net income from discontinued operations, net of tax (Note 2)	34,618	6,066	4,758
Net income (loss)	$27,959	$(3,202)	$(6,063)
Less: net loss attributable to non-controlling interest	(7,345)	(7,624)	(3,381)
Net income (loss) attributable to VOXX International Corporation	$35,304	$4,422	$(2,682)

Other comprehensive income (loss):
Foreign currency translation adjustments	28,804	(3,194)	(5,702)
Derivatives designated for hedging, net of tax	(698)	210	(2,440)
Pension plan adjustments, net of tax	1,496	(180)	640
Unrealized holding gain (loss) on available-for-sale investment securities arising during the period, net of tax	74	(17)	20
Other comprehensive income (loss), net of tax	29,676	(3,181)	(7,482)
Comprehensive income (loss) attributable to VOXX International Corporation	$64,980	$1,241	$(10,164)

Earnings (loss) per share - basic:
Continuing operations	$0.03	$(0.07)	$(0.31)
Discontinued operations	$1.43	$0.25	$0.20
Attributable to VOXX International Corporation	$1.45	$0.18	$(0.11)

Earnings (loss) per share - diluted:
Continuing operations	$0.03	$(0.07)	$(0.31)
Discontinued operations	$1.41	$0.25	$0.20
Attributable to VOXX International Corporation	$1.44	$0.18	$(0.11)

Weighted-average common shares outstanding (basic)	24,290,563	24,160,324	24,172,710
Weighted-average common shares outstanding (diluted)	24,547,246	24,160,324	24,172,710

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years Ended February 28, 2018, February 28, 2017 and February 29, 2016
(In thousands, except share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests	Treasury Stock	Total Stock- holders' Equity
Balances at February 28, 2015	$277	$292,427	$157,629	$(33,235)	$—	$(20,958)	$396,140
Net loss	—	—	(2,682)	—	(3,381)	—	(6,063)
Other comprehensive loss, net of tax	—	—	—	(7,482)	—	—	(7,482)
Fair value of non-controlling interest	—	—	—	—	12,900	—	12,900
Receivable from selling shareholders	—	—	—	—	(1,200)	—	(1,200)
Exercise of stock options into 64,204 shares of common stock	1	436	—	—	—	—	437
Stock-based compensation expense	—	1,179	—	—	205	—	1,384
Repurchase of 39,529 shares of common stock	—	—	—	—	—	(227)	(227)
Issuance of 905 shares of treasury stock	—	(4)	—	—	—	9	5
Balances at February 29, 2016	278	294,038	154,947	(40,717)	8,524	(21,176)	395,894
Net income (loss)	—	—	4,422	—	(7,624)	—	(3,202)
Other comprehensive loss, net of tax	—	—	—	(3,181)	—	—	(3,181)
Stock-based compensation expense	—	1,394	—	—	410	—	1,804
Balances at February 28, 2017	278	295,432	159,369	(43,898)	1,310	(21,176)	391,315
Net income (loss)	—	—	35,304	—	(7,345)	—	27,959
Other comprehensive income, net of tax	—	—	—	29,676	—	—	29,676
Exercise of stock options into 38,750 shares of common stock	—	300	—	—	—	—	300
Stock-based compensation expense	—	663	—	—	205	—	868
Balances at February 28, 2018	$278	$296,395	$194,673	$(14,222)	$(5,830)	$(21,176)	$450,118

  See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended February 28, 2018, February 28, 2017 and February 29, 2016
(Amounts in thousands)

		Year Ended	Year Ended	Year Ended
		February 28, 2018	February 28, 2017	February 29, 2016
Cash flows from operating activities:
Net loss from continuing operations		$(6,659)	$(9,268)	$(10,821)
Net income from discontinued operations		34,618	6,066	4,758
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization		15,112	18,294	15,838
Amortization of deferred financing costs		822	820	2,404
Impairment charges		—	—	9,070
Bad debt expense		929	2,126	774
Interest on notes receivable from EyeLock, Inc.		—	—	(677)
Loss (gain) on forward contracts		6,975	(947)	(3,753)
Loss on interest rate swap unwind		—	114	—
Equity in income of equity investee		(7,178)	(6,797)	(6,538)
Distribution of income from equity investees		7,247	6,820	6,237
Deferred income tax expense (benefit), net		(15,350)	19	(4,644)
(Gain) loss on disposal of property, plant and equipment		(11)	7	(449)
Non-cash compensation adjustment		204	1,419	202
Non-cash stock-based compensation expense		552	753	859
Venezuela currency devaluation on investment securities		—	—	23
Gain on sale of RxNetworks		(1,416)	—	—
Gain on sale of Hirschmann		(36,118)	—	—
Gain on sale of intangible asset		—	—	(30)
Gain on bargain purchase		—	—	(4,679)
Changes in operating assets and liabilities (net of assets and liabilities) acquired):
Accounts receivable		1,501	(6,684)	13,683
Inventory		7,150	(10,227)	11,285
Receivables from vendors		474	2,287	1,613
Prepaid expenses and other		(11,830)	(1,973)	8,510
Investment securities-trading		474	(178)	595
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities		(22,139)	(1,564)	(18,151)
Income taxes receivable/payable		(896)	(2,877)	1,412
Net cash (used in) provided by operating activities		(25,539)	(1,790)	27,521
Cash flows from investing activities:
Purchases of property, plant and equipment		(6,238)	(12,177)	(19,636)
Proceeds from sale of property, plant and equipment		14	47	328
Proceeds from sale of intangible asset		—	—	150
Proceeds from sale of long-term investment		2,678	—	—
Increase in notes receivable		(3,300)	—	(4,176)
Proceeds from sale of short-term investment		—	—	251
Purchase of acquired businesses, less cash acquired (see Note 2)		(1,814)	—	(15,504)
Proceeds from sale of Hirschmann, net of settlement of forward contracts		170,020	—	—
Net cash provided by (used in) investing activities		161,360	(12,130)	(38,587)
Cash flows from financing activities:
Borrowings from bank obligations		37,603	60,672	248,797
Repayments on bank obligations		(129,585)	(50,452)	(234,429)
Principal payments on capital lease obligation		(565)	(525)	(425)
Proceeds from exercise of stock options and warrants		300	—	436
Deferred financing costs		—	—	(457)
Purchase of treasury stock		—	—	(227)
Net cash (used in) provided by financing activities		(92,247)	9,695	13,695
Effect of exchange rate changes on cash		366	258	690
Net increase (decrease) in cash and cash equivalents		43,940	(3,967)	3,319
Cash and cash equivalents at beginning of year	(a)	7,800	11,767	8,448
Cash and cash equivalents at end of year		$51,740	$7,800	$11,767
Supplemental Cash Flow Information:
Non-cash investing activities:
Capital lease obligations		$—	$1,041	$1,109
Mortgage settlement funded by long-term obligation		—	5,590	—
Deferred financing costs funded by long-term obligation		—	1,779	—
Investment in equity security exchanged for note receivable		4,453	—	—
Acquisition of long-term investment		547	—	1,453
Cash paid during the period for:
Interest, excluding bank charges		$3,752	$5,195	$4,336
Income taxes (net of refunds)		2,908	4,409	1,673

(a) Cash and cash equivalents at February 28, 2015, February 29, 2016, and February 28, 2017 include $5,328, $6,789, and $6,844, respectively, in current assets held for sale for Hirschmann.

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2018
(Amounts in thousands, except share and per share data)

1)	Description of Business and Summary of Significant Accounting Policies

a)Description of Business

VOXX International Corporation ("Voxx," "We," "Our," "Us" or "the Company") is a leading international manufacturer and distributor in the Automotive, Premium Audio and Consumer Accessories industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through sixteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., VOXX German Holdings GmbH ("Voxx Germany"), Audiovox Canada Limited, Voxx Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Klipsch Holding LLC ("Klipsch"), Omega Research and Development, LLC ("Omega"), Voxx Automotive Corp., and Audiovox Websales LLC, as well as one majority-owned subsidiary, EyeLock LLC ("EyeLock"). We market our products under the Audiovox® brand name, other brand names and licensed brands, such as 808®, AR for Her®, Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energy®, Heco®, Incaar™, Invision®, Jamo®, Klipsch®, Mac Audio™, Magnat®, Mirage®, myris®, Oehlbach®, Omega®, Phase Linear®, Prestige®, Project Nursery®, Pursuit®, RCA®, RCA Accessories®, Recoton®, Rosen®, Schwaiger®, Terk® and Voxx Automotive, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products and 360Fly™ Action Cameras.

On August 31, 2017, the Company completed its sale of Hirschmann Car Communication GmbH and its subsidiaries. See Note 2 for more details of this transaction.

b)Principles of Consolidation, Reclassifications and Accounting Principles

The consolidated financial statements and accompanying notes include the financial statements of VOXX International Corporation and its wholly and majority-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation. The Company acquired a controlling interest in all of the assets and certain liabilities of EyeLock Inc. and EyeLock Corporation effective September 1, 2015, through a newly formed entity, EyeLock LLC ("EyeLock"). The consolidated financial statements include the operations of EyeLock beginning September 1, 2015.

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

d)Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds with original maturities of three months or less when purchased.  Cash and cash equivalents amounted to $51,740 and $956 at February 28, 2018 and February 28, 2017, respectively.  Cash amounts held in foreign bank accounts amounted to $303 and $278 at February 28, 2018 and February 28, 2017, respectively. Many of these amounts are in excess of government insurance. The Company places its cash and cash equivalents in institutions and funds of high credit quality. We perform periodic evaluations of these institutions and funds.

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
Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets and liabilities measured at fair value on a recurring basis at February 28, 2018:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$51,740	$51,740	$—
Derivatives
Designated for hedging	$(262)	$—	$(262)

Investment securities:
Trading securities	$3,620	$3,620	$—
Available-for-sale securities	—	—	—
Other investments at amortized cost (a)	547	—	—
Total investment securities	$4,167	$3,620	$—

The following table presents assets and liabilities measured at fair value on a recurring basis at February 28, 2017:

		Fair Value Measurements at Reporting Date Using
		Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$956	$956	$—
Derivatives
Designated for hedging	$335	$—	$335
Investment securities:
Trading securities	$4,094	$4,094	$—
Available-for-sale securities	6	6	—
Other investments at amortized cost (a)	6,288	—	—
Total investment securities	$10,388	$4,100	$—

(a)
Included in this balance is one investment in a non-controlled corporation at February 28, 2018 and two investments in non-controlled corporations at February 28, 2017 accounted for at cost (See Note 1(f)). The fair value of these investments would be based upon Level 3 inputs. At February 28, 2018 and February 28, 2017, it is not practicable to estimate the fair values of these items.

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
Derivative Instruments
The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases. The Company also has an interest rate swap agreement as of February 28, 2018 that hedges interest rate exposure related to the forecasted outstanding balance of its Florida Mortgage with monthly payments due through March 2026. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts ranges from 1 month

- 12 months and are classified in the balance sheet according to their terms. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either non-current assets or non-current liabilities based on the fair value of the instruments at the end of the period.
Two interest rate swap agreements that hedged interest rate exposure related to the Company's Credit Facility expired on April 30, 2016 and February 28, 2017, respectively, each with a fair value of $0 on the date of expiration. A third agreement, which hedged interest rate exposure related to the forecasted outstanding balance of one of its mortgage notes, was unwound during the first quarter of Fiscal 2017 when that mortgage was paid in full (see Note 7(e)). The fair value of this interest rate swap agreement on the date it was unwound was $(114), which was charged to interest expense in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) during the year ended February 28, 2017. The swap agreement related to the Company's Florida Mortgage locks the interest rate on the debt at 3.48% (inclusive of credit spread) through the maturity date of the mortgage.
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is recognized as incurred through Other Income (Expense) in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) and amounted to $(48), $130 and $93 for the years ended February 28, 2018, February 28, 2017 and February 29, 2016 respectively.
Financial Statement Classification
The Company holds derivative instruments that are designated as hedging instruments. The following table discloses the fair value as of February 28, 2018 and February 28, 2017 for derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	February 28, 2018	February 28, 2017
Designated derivative instruments
Foreign currency contracts	Accrued expenses and other current liabilities	$(227)	$—
	Prepaid expenses and other current assets	—	643
Interest rate swap	Other long-term liabilities	(35)	(298)

Total derivatives		$(262)	$345

Cash flow hedges
During Fiscal 2018, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $9,600 at February 28, 2018 and are designated as cash flow hedges. The current outstanding notional value of the Company's interest rate swap at February 28, 2018 was $8,613. For cash flow hedges, the effective portion of the gain or loss is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges from continuing operations recorded during the twelve months ended February 28, 2018 and February 28, 2017 was as follows:

	February 28, 2018			February 28, 2017
	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$(1,635)	$(297)	$(48)	$442	$589	$130
Interest rate swaps	$263	$—	$—	$(449)	$(114)	$—

The net gain recognized in other comprehensive income for foreign currency contracts is expected to be recognized in cost of sales within the next fifteen months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. During the year ended February 28, 2018, no contracts originally designated for hedge accounting were de-designated. During the year ended February 29, 2016, seven contracts originally designated for hedge accounting were de-designated, resulting in a gain of $64 recorded in Other Income (Expense) for the year ended February 29, 2016 within the Company's Consolidated Statement of Operations and Comprehensive Income (Loss). These contracts have all been settled as of February 28, 2018. As of February 28, 2018, no contracts originally designated for hedge accounting were terminated. Refer to Note 1(v) for information regarding activity related to cash flow hedges pertaining to discontinued operations.
f)Investment Securities

In accordance with the Company's investment policy, all long and short-term investment securities are invested in "investment grade" rated securities. As of February 28, 2018 and February 28, 2017, the Company had the following investments:

	February 28, 2018			February 28, 2017
	Cost Basis	Unrealized holding gain/(loss)	Fair Value	Cost Basis	Unrealized holding gain/(loss)	Fair Value
Investment Securities
Marketable Securities
Trading
Deferred Compensation	$3,620	$—	$3,620	$4,094	$—	$4,094
Available-for-sale
Cellstar	—	—	—	—	6	6
Total Marketable Securities	3,620	—	3,620	4,094	6	4,100
Other Long-Term Investments	547	—	547	6,288	—	6,288
Total Investment Securities	$4,167	$—	$4,167	$10,382	$6	$10,388

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

A decline in the market value of any available-for-sale security below cost that is deemed other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. No other-than-temporary losses were incurred for the years ended February 28, 2018, February 28, 2017 or February 29, 2016.

Other Long-Term Investments

Other long-term investments include an investment in a non-controlled corporation accounted for by the cost method. On July 31, 2017, RxNetworks, a Canadian company in which Voxx held a cost method investment consisting of shares of the investee's preferred stock, was sold to a third party. In consideration for its holdings in RxNetworks on July 31, 2017, Voxx received cash, as well as a proportionate share of the value (consisting of preferred stock) in a newly formed subsidiary of RxNetworks, called Fathom Systems Inc. ("Fathom"). As a result of this transaction, Voxx recognized a gain of $1,416 for the year ended February 28, 2018. The cash proceeds were subject to a hold-back provision, which was not included in the calculation of the gain recognized. The Company's investment in Fathom totaled $547 at February 28, 2018, and we held 8.1% of the outstanding shares of this company as of February 28, 2018.

At February 28, 2017, the Company had an investment in 360fly, Inc., consisting of shares of the investee's preferred stock, totaling $4,453, or 4.7% of the outstanding shares of 360fly, Inc. During Fiscal 2018, the Company issued a total of five senior secured notes to 360fly, Inc. A portion of the notes consists of various miscellaneous balances due to the Company that were consolidated into a senior secured note receivable during the third quarter of the fiscal year. Additionally, one of the notes issued to the investee on February 28, 2018 was issued in the amount of, and in exchange for, the outstanding equity investment held by the Company on that date of $4,453. As a result of this loan, all of the preferred stock shares of 360fly, Inc. owned by Voxx were canceled and the Company has no remaining investment in the equity of 360fly, Inc. as of February 28, 2018. Total cash transferred to 360fly, Inc. for these senior secured loans during Fiscal 2018 was $3,300. Interest on all of the notes accrues at 8%. The notes are due on August 31, 2019 and are convertible into equity at the option of the Company only. The total balance of the notes outstanding from 360fly, Inc. at February 28, 2018 is $10,888 and is included in Other assets on the Consolidated Balance Sheet.

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

The Company includes all costs incurred for shipping and handling as cost of sales and all amounts billed to customers as revenue. During the years ended February 28, 2018, February 28, 2017, and February 29, 2016, freight costs expensed through cost of sales from continuing operations amounted to $14,948, $14,658 and

$14,523, respectively and freight from continuing operations billed to customers amounted to $861, $729 and $796, respectively.

h)Accounts Receivable

The majority of the Company's accounts receivable are due from companies in the retail, mass merchant and OEM industries. Credit is extended based on an evaluation of a customer's financial condition. Accounts receivable are generally due within 30 days - 60 days and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts outstanding longer than the contracted payment terms are considered past due.

Accounts receivable is comprised of the following:

	February 28, 2018	February 28, 2017
Trade accounts receivable and other	$84,517	$85,699
Less:
Allowance for doubtful accounts	2,196	4,495
Allowance for cash discounts	1,205	1,233
	$81,116	$79,971

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

The Company has three supply chain financing agreements and factoring agreements with certain financial institutions to accelerate receivable collection and better manage cash flow. Under the agreements, the Company has agreed to sell these institutions certain of its accounts receivable balances. For those accounts receivables tendered to the banks and that the banks choose to purchase, the banks have agreed to advance an amount equal to the net accounts receivable balances due, less a discount as set forth in the respective agreements. The balances under these agreements are sold without recourse and are accounted for as sales of accounts receivable. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company's Consolidated Statements of Cash Flows. Total balances from continuing operations sold under the agreements, net of discounts, for the years ended February 28, 2018, February 28, 2017 and February 29, 2016 were approximately $142,000, $141,000 and $154,000, respectively. Fees incurred in connection with the agreements totaled $957, $877 and $770 for the years ended February 28, 2018, February 28, 2017 and February 29, 2016, respectively, and are recorded within Interest and Bank Charges in the Consolidated Statements of Operations.

i)Inventory

The Company values its inventory at the lower of cost and net realizable value ("NRV") of the inventory. NRV is defined as estimated selling prices less costs of completion, disposal, and transportation. The cost of the inventory is determined primarily on an average basis with a portion valued at standard cost, which approximates actual costs on the first-in, first-out basis. The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily on selling prices, indications from customers based upon current price negotiations and purchase orders.  The Company's industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand. In addition, and as necessary, specific reserves for future known or anticipated events may be established.  The Company recorded inventory write-downs from continuing operations of $2,733, $1,987 and $1,008 for the years ended February 28, 2018, February 28, 2017 and February 29, 2016, respectively.

Inventories by major category are as follows:

	February 28, 2018	February 28, 2017
Raw materials	$28,071	$20,488
Work in process	2,485	2,270
Finished goods	87,436	99,594
Inventory, net	$117,992	$122,352

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

A summary of property, plant and equipment, net, is as follows:

	February 28, 2018	February 28, 2017
Land	$9,522	$8,893
Buildings	51,375	45,426
Property under capital lease	1,578	1,441
Furniture and fixtures	4,262	3,430
Machinery and equipment	10,373	9,327
Construction-in-progress	148	4,705
Computer hardware and software	37,408	36,253
Automobiles	921	828
Leasehold improvements	2,713	2,561
	118,300	112,864
Less accumulated depreciation and amortization	53,041	47,275
	$65,259	$65,589

Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	20	-	40 years
Furniture and fixtures	5	-	15 years
Machinery and equipment	5	-	10 years
Computer hardware and software	3	-	5 years
Automobiles			3 years

Leasehold improvements are depreciated over the shorter of the lease term or estimated useful life of the asset. Assets acquired under capital leases are amortized over the term of the respective lease. Accumulated amortization of assets under capital lease totaled $669 and $394 at February 28, 2018 and 2017, respectively.

Depreciation and amortization of property, plant and equipment from continuing operations amounted to $5,658, $5,907 and $4,702 for the years ended February 28, 2018, February 28, 2017 and February 29, 2016, respectively. Included in depreciation and amortization expense is amortization of computer software costs of $1,611, $1,473 and $1,329 for the years ended February 28, 2018, February 28, 2017 and February 29, 2016, respectively. Also included in depreciation and amortization expense is $372, $153 and $59 of amortization expense related to property under capital leases for the years ended February 28, 2018, February 28, 2017 and February 29, 2016, respectively.

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

The value of potential intangible assets separate from goodwill are independently evaluated and assigned to the respective categories.  The largest categories from our recently acquired businesses are Developed Technology, Trademarks, and Customer Relationships. The FV’s of trademarks acquired are determined using the Relief from Royalty Method based on projected sales of the trademarked products.  The FV’s of customer relationships and developed technology are determined using the Multi-Period Excess Earnings Method which includes a DCF analysis, adjusted for a required return on tangible and intangible assets. The Company categorizes this fair value determination as Level 3 (unobservable) in the fair value hierarchy, as described in Note 1(e).

The guidance in ASC 350, including management’s business intent for its use; ongoing market demand for products relevant to the category and their ability to generate future cash flows; legal, regulatory or contractual provisions on its use or subsequent renewal, as applicable; and the cost to maintain or renew the rights to the assets, are considered in determining the useful life of all intangible assets.  If the Company determines that there are no legal, regulatory, contractual, competitive, economic or other factors which limit the useful life of the asset, an indefinite life will be assigned and evaluated for impairment as indicated below.  Goodwill and other intangible assets that have an indefinite useful life are not amortized.  Intangible assets that have a definite useful life are amortized on a straight line basis over their estimated useful life.

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

Voxx's reporting units that carry goodwill are Invision, Rosen, and Klipsch. The Company has three operating segments based upon its products and internal organizational structure (see Note 13). These operating segments are the Automotive, Premium Audio and Consumer Accessories segments. The Invision and Rosen reporting units are located within the Automotive segment and the Klipsch reporting unit is located within the Premium Audio segment.

The Company performed its annual impairment test for goodwill as of February 28, 2018. The discount rates (developed using a weighted average cost of capital analysis) used in the goodwill test ranged from 13.6% to 13.8%. Based on the Company's goodwill impairment assessment, all reporting units with goodwill had estimated fair values as of February 28, 2018 that exceeded their carrying values. No goodwill impairment charges were recorded during the years ended February 28, 2018, February 28, 2017 and February 29, 2016. The goodwill balances of Invision, Klipsch and Rosen at February 28, 2018 are $7,372, $46,533, and $880, respectively.

The Company also tested its indefinite-lived intangible assets as of February 28, 2018. The respective fair values were estimated using a Relief-from-Royalty Method, applying royalty rates of 0.5% to 7.0% for the trademarks after reviewing comparable market rates, the profitability of the products associated with relative intangible assets, and other qualitative factors. We determined that risk-adjusted discount rates ranging from 13.0% to 35.0% were appropriate as a result of weighted average cost of capital analyses. As a result of this analysis, it was determined that there was no impairment of the Company's indefinite-lived intangible assets at February 28, 2018. Additionally, no impairment charges were recorded related to definite or indefinite-lived intangible assets for the year ended February 28, 2017.

During the second quarter of Fiscal 2016, the Company re-evaluated its projections for its Klipsch reporting unit, based on lower than anticipated results due to certain marketing strategies and re-evaluation of its market position for certain product lines. Accordingly, this was considered an indicator of impairment requiring the Company to test the related indefinite-lived tradename for impairment and perform a step 1 impairment analysis on the goodwill for this reporting unit. The discount rates (developed using a weighted average cost of capital analysis) used in this goodwill and intangible analysis were 13.1% and 13.8%, respectively. The long-term growth rate was 2.0%. As a result of this analysis, the Company determined that the tradename for this reporting unit was impaired and recorded an impairment charge of $6,210 in the second quarter of Fiscal 2016. Further, as a result of the Company's Fiscal 2016 annual indefinite-lived testing procedures, it was determined that one of its Consumer Accessories tradenames was impaired at February 29, 2016 and recorded an impairment charge of $2,860 in the fourth quarter of Fiscal 2016. This impairment charge was the result of a judgment received in the fourth quarter of Fiscal 2016 related to the field of use for this trademark, which restricted the Company's rights to use the tradename for select products. The Company determined that this indicator of impairment required the Company to evaluate the related long-lived assets at the lowest level for which there are separately identifiable cash flows. After further analysis, no additional impairments of long-lived assets were recorded for the year ended February 29, 2016.

Management has determined that the current lives of its long-lived assets are appropriate. Management has determined that there were no other indicators of impairment that would cause the carrying values related to intangible assets with definite lives to exceed their expected future cash flows at February 28, 2018.

Goodwill

The change in the carrying amount of goodwill is as follows:

	February 28, 2018	February 28, 2017	February 29, 2016
Beginning of period	$53,905	$53,905	$53,905
Goodwill acquired (see Note 2)	880	—	—
End of period	$54,785	$53,905	$53,905

Gross carrying amount	$86,948	$86,068	$86,068
Accumulated impairment losses	(32,163)	(32,163)	(32,163)
Net carrying amount	$54,785	$53,905	$53,905

	February 28, 2018	February 28, 2017	February 29, 2016
Automotive
Beginning of period	$7,372	$7,372	$7,372
Goodwill acquired (see Note 2)	880	—	—
End of period	$8,252	$7,372	$7,372

Gross carrying amount	$8,252	$7,372	$7,372
Accumulated impairment charge	—	—	—
Net carrying amount	$8,252	$7,372	$7,372

Premium Audio
Beginning of period	$46,533	$46,533	$46,533
Impairment charge	—	—	—
End of period	$46,533	$46,533	$46,533

Gross carrying amount	$78,696	$78,696	$78,696
Accumulated impairment charge	(32,163)	(32,163)	(32,163)
Net carrying amount	$46,533	$46,533	$46,533

Total goodwill, net	$54,785	$53,905	$53,905

Note: The Company's Consumer Accessories segment did not carry a balance for goodwill at February 28, 2018, February 28, 2017, or February 29, 2016.

Intangible Assets

	February 28, 2018
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (4-20 years)	$50,249	$26,807	$23,442
Trademarks/Tradenames (3-12 years)	415	400	15
Developed technology (11.5 years)	31,290	6,802	24,488
Patents (5-13 years)	2,830	2,138	692
License (5 years)	1,400	1,400	—
Contracts (5 years)	2,141	1,849	292
Total finite-lived intangible assets	$88,325	$39,396	48,929
Indefinite-lived intangible assets
Trademarks			101,391
Total net intangible assets			$150,320

	February 28, 2017
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (5-20 years)	$49,005	$22,615	$26,390
Trademarks/Tradenames (3-12 years)	415	395	20
Developed technology (11.5 years)	31,290	4,081	27,209
Patents (5-10 years)	2,755	1,930	825
License (5 years)	1,400	1,400	—
Contracts (5 years)	2,141	1,732	409
Total finite-lived intangible assets	$87,006	$32,153	54,853
Indefinite-lived intangible assets
Trademarks			100,086
Total net intangible assets			$154,939

The weighted-average remaining amortization period for amortizing intangibles as of February 28, 2018 is approximately 8 years. The Company expenses the renewal costs of patents as incurred. The weighted-average period before the next patent renewal is approximately 6 years.

Amortization expense for intangible assets amounted to $6,516, $6,479 and $4,953 for the years ended February 28, 2018, February 28, 2017 and February 29, 2016, respectively.  At February 28, 2018, the estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding five fiscal years is as follows:

Fiscal Year	Amount
2019	$6,323
2020	6,310
2021	6,102
2022	5,974
2023	5,667

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

Unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates are reversed into income in the period when the customer did not reach the required minimum purchases of product during the specified time. Unclaimed sales incentives are sales incentives earned by the customer, but the customer has not claimed payment within the claim period (period after program has ended). Unclaimed sales incentives are investigated in a timely manner after the end of the program and reversed if deemed appropriate. The Company believes the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a systematic, rational, consistent and conservative method of reversing unclaimed sales incentives.

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

The accrual balance for sales incentives at February 28, 2018 and February 28, 2017 was $14,020 and $13,154, respectively.  Although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customers and the lack of claims made by customers, could have a significant impact on the sales incentives liability and reported operating results.

A summary of the activity with respect to accrued sales incentives is provided below:

	Year Ended	Year Ended	Year Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Opening balance	$13,154	$12,439	$14,097
Accruals	42,722	36,413	28,428
Payments and credits	(41,811)	(35,590)	(30,009)
Reversals for unearned sales incentives	(45)	(108)	(77)
Reversals for unclaimed sales incentives	—	—	—
Ending balance	$14,020	$13,154	$12,439

The majority of the reversals of previously established sales incentive liabilities pertain to sales recorded in prior periods.

m)Advertising

Excluding co-operative advertising, the Company expensed the cost of advertising, as incurred, of $11,753, $8,597 and $8,600 for the years ended February 28, 2018, February 28, 2017 and February 29, 2016, respectively.

n)Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $10,954, $13,202 and $7,234 for the years ended February 28, 2018, February 28, 2017 and February 29, 2016, respectively, net of customer reimbursement, of $106, $0 and $44, respectively, and are included within Engineering and Technical Support expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss). Reimbursements from OEM customers for development services are reflected as a reduction of research and development expense because the performance of contract development services is not central to the Company's operations.

o)Product Warranties and Product Repair Costs

The Company generally warranties its products against certain manufacturing and other defects. The Company provides warranties for all of its products ranging primarily from 30 days to three years. Warranty expenses are accrued at the time of sale based on the Company's estimated cost to repair expected product returns for warranty matters. This liability is based primarily on historical experiences of actual warranty claims as well as current information on repair costs and contract terms with certain manufacturers. The warranty liability of $4,261 and $3,911 is recorded in Accrued Expenses in the accompanying Consolidated Balance Sheets as of February 28, 2018 and February 28, 2017, respectively. In addition, the Company records a reserve for product repair costs which is based upon the quantities of defective inventory on hand and an estimate of the cost to repair such defective inventory. The reserve for product repair costs of $1,972 and $1,697 is recorded as a reduction to inventory in the accompanying Consolidated Balance Sheets as of February 28, 2018 and February 28, 2017, respectively. Warranty claims and product repair costs expense relating to continuing operations for the years ended February 28, 2018, February 28, 2017 and February 29, 2016 were $7,928, $5,843 and $8,028, respectively.

Changes in the Company's accrued product warranties and product repair costs are as follows:

	Year Ended	Year Ended	Year Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Beginning balance	$5,608	$7,608	$8,233
Liabilities acquired during acquisitions	500	—	100
Liabilities accrued for warranties issued during the year and repair cost	7,428	5,843	8,028
Warranty claims settled during the year	(7,303)	(7,843)	(8,753)
Ending balance	$6,233	$5,608	$7,608

p)Foreign Currency

Assets and liabilities of subsidiaries located outside the United States whose cash flows are primarily in local currencies have been translated at rates of exchange at the end of the period or historical exchange rates, as appropriate in accordance with ASC 830, "Foreign Currency Matters" ("ASC 830"). Revenues and expenses have been translated at the weighted-average rates of exchange in effect during the period.  Gains and losses resulting from translation are recorded in the cumulative foreign currency translation account in Accumulated Other Comprehensive Income (Loss). For the years ended February 28, 2018, February 28, 2017 and February 29, 2016, the Company recorded total net foreign currency transaction (losses)/gains in the amount of $(8,769), $(509) and $108, respectively. Included within the losses recorded for the year ended February 28, 2018 is the loss on forward contracts totaling $(6,618) incurred in conjunction with the sale of Hirschmann (see Note 2).

The Company has a subsidiary in Venezuela. Venezuela is currently experiencing significant political and civil unrest and economic instability and has been troubled with various foreign currency and price controls. The country has experienced high rates of inflation over the last several years. The President of Venezuela has the authority to legislate certain areas by decree, which allows the government to nationalize certain industries or expropriate certain companies and property. These factors have had a negative impact on our business and financial condition. In 2003, Venezuela created the Commission of Administration of Foreign Currency ("CADIVI") which establishes and administers currency controls and their associated rules and regulations. These controls include creating a fixed exchange rate between the Bolivar and the U.S. Dollar, and the ability to restrict the exchange of Bolivar Fuertes for U.S. Dollars and vice versa. On March 1, 2010, the Company transitioned to hyper-inflationary accounting for Venezuela in accordance with the guidelines in ASC 830, "Foreign Currency." A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3-year period.  The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars.

Since January 2014, the Venezuelan government has created multiple alternative exchange rates designated to be used for the purchase of goods and services deemed non-essential. In February 2015, the Venezuelan government introduced a new currency system, referred to as the Marginal Currency System, or SIMADI rate. This market-based exchange system consisted of a mechanism from which both businesses and individuals were allowed to purchase and sell foreign currency at the price set by the market. The SIMADI rate was used by the Company at February 29, 2016 and was 205 Bolivar Fuerte/$1. A net currency exchange loss of $2 was recorded for the year ended February 29, 2016. In March 2016, the Venezuelan government enacted further changes to its foreign currency exchange mechanisms, including a devaluation of the official government exchange rate (re-named DIPRO) from 6.3 bolivars to 10.0 bolivars to the U.S. dollar.  Additionally, the SIMADI exchange rate was replaced by the DICOM exchange rate, which the Venezuelan government reported would be allowed to float to meet market needs. The Company evaluated all of the facts and circumstances surrounding its Venezuelan operations and determined that as of February 28, 2017, the DICOM rate was the appropriate rate to use for remeasuring the subsidiary’s financial statements. As of February 28, 2017, the published DICOM rate offered was 700 Bolivar Fuerte/$1. A net currency exchange gain loss of $8 was recorded for the year ended February 28, 2017. In January 2018, the Venezuelan government eliminated the DIPRO exchange rate, stating that all currency transactions would now be carried out at the DICOM rate. As of February 28, 2018, the published DICOM rate was 35,280 Bolivar Fuerte/$1. A net currency exchange rate loss of $148 was recorded for the year ended February 28, 2018. All currency exchange gains and losses are included in Other Income (Expense) on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company holds certain long-lived assets in Venezuela, which includes an office location the subsidiary uses for its local personnel, as its automotive operations are currently suspended, as well as other rental properties. All of these properties are held for investment purposes as of February 28, 2018. The value of the Company's properties held for investment purposes in Venezuela was $3,542 and $3,679 as of February 28, 2018 and February 28, 2017, respectively. No impairments were recorded for the years ended February 28, 2018, February 28, 2017, or February 29, 2016. The Company continues to monitor closely the continued economic instability, increasing inflation and currency restrictions imposed by the government and will continue to evaluate its local properties. Further devaluations or regulatory actions could further impair the carrying value of these properties.

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

r)Net Income (Loss) Per Common Share

Basic net income (loss) per common share from continuing operations, net of non-controlling interest, is based upon the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share from continuing operations reflects the potential dilution that would occur if common stock equivalent securities or other contracts to issue common stock were exercised or converted into common stock.

There are no reconciling items which impact the numerator of basic and diluted net income (loss) per common share.  A reconciliation between the denominator of basic and diluted net income (loss) per common share is as follows:

	Year Ended	Year Ended	Year Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Weighted-average common shares outstanding (basic)	24,290,563	24,160,324	24,172,710
Effect of dilutive securities:
Stock options, warrants and restricted stock	256,683	—	—
Weighted-average common and potential common shares outstanding (diluted)	24,547,246	24,160,324	24,172,710

Restricted stock, stock options and warrants totaling 534,327, 237,930 and 383,881 for the years ended February 28, 2018, February 28, 2017 and February 29, 2016, respectively, were not included in the net income (loss) per common share calculation because the exercise price of these options and warrants was greater than the average market price of the Company's common stock during these periods, or the inclusion of these components would have been anti-dilutive.

s)Other (Expense) Income

Other (expense) income is comprised of the following:

	Year Ended	Year Ended	Year Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Foreign currency (loss) gain	$(8,769)	$(509)	$108
Interest income	210	137	805
Rental income	553	646	450
Miscellaneous	416	(728)	(787)
Total other, net	$(7,590)	$(454)	$576

Included within the foreign currency loss for the year ended February 28, 2018 is a loss on forward contracts totaling $(6,618) incurred in conjunction with the sale of Hirschmann (see Note 2). Included in interest income for the year ended February 29, 2016 is income related to notes receivable from EyeLock, Inc. through the acquisition date of September 1, 2015 (see Note 2).

t)Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of

Long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with ASC 360 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to their estimated fair market value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairments of long-lived assets recorded during the years ended February 28, 2018, February 28, 2017 and February 29, 2016.

u)Accounting for Stock-Based Compensation

The Company has a stock-based compensation plan under which employees and non-employee directors may be granted incentive stock options ("ISO's") and non-qualified stock options ("NQSO's") to purchase shares of Class A common stock. Under the plan, the exercise price of the ISO's granted to a ten percent stockholder cannot be less than 110% of the fair market value of the Company's Class A common stock or greater than 110% of the market value of the Company's Class A common stock on the date of grant. The exercise price of all other

Options and Stock Appreciation Right ("SAR") awards may not be less than 100% of the fair market value of the Company's Class A common stock on the date of grant. If an option or SAR is granted pursuant to an assumption of, or substitution for, another option or SAR pursuant to a Corporate Transaction, and in a manner consistent with Section 409A of the Code, the exercise or strike price may be less than 100% of the fair market value on the date of grant. The plan permits for options to be exercised at various intervals as determined by the Board of Directors. However, the maximum expiration period is ten years from date of grant. The vesting requirements are determined by the Board of Directors at the time of grant.  Exercised options are issued from authorized Class A common stock.  As of February 28, 2018, approximately 1,301,000 shares were available for future grants under the terms of these plans.

Options are measured at the fair value of the award at the date of grant and are recognized as an expense over the requisite service period. Compensation expense related to stock-based awards with vesting terms are amortized using the straight-line attribution method.

The Company granted 125,000 options in October 2014, which vested on October 16, 2015, had an exercise price equal to $7.76, $0.25 above the sales price of the Company’s stock on the day prior to the date of grant, a contractual term of 3.0 years and a grant date fair value of $2.78 per share determined based upon a Black-Scholes valuation model. In addition, the Company issued 15,000 warrants in October 2014 to purchase the Company’s common stock with the same terms as those of the options above as consideration for future legal and professional services. All unexercised options and warrants from this grant expired on October 16, 2017.

There were no stock options granted during the years ended February 28, 2018, February 28, 2017 and February 29, 2016.

The Company recognized stock-based compensation expense (before deferred income tax benefits) for awards granted under the Company’s stock option plans in the following line items in the Consolidated Statement of Operations and Comprehensive Income (Loss) during the year ended February 29, 2016:

Year Ended
February 29, 2016
Cost of sales	$12
Selling expense	55
General and administrative expenses	143
Engineering and technical support	16
Stock-based compensation expense before income tax benefits	$226

During the years ended February 28, 2018 and February 28, 2017 there were no stock-based compensation costs or professional fees recorded by the Company and the Company had no unrecognized compensation costs at February 28, 2018 related to stock options and warrants. Net income was impacted by $142 (after tax) in stock-based compensation expense or $0.01 per diluted share for the year ended February 29, 2016.

Information regarding the Company's stock options and warrants are summarized below:

	Number of Shares	Weighted- Average Exercise Price
Outstanding and exercisable at February 28, 2015	204,204	$7.46
Granted	—	—
Exercised	(64,204)	6.79
Forfeited/expired	(8,750)	7.76
Outstanding and exercisable at February 29, 2016	131,250	7.76
Granted	—	—
Exercised	—	—
Forfeited/expired	(15,000)	7.76
Outstanding and exercisable at February 28, 2017	116,250	7.76
Granted	—	—
Exercised	(38,750)	7.76
Forfeited/expired	(77,500)	7.76
Outstanding and exercisable at February 28, 2018	—	$—

The aggregate pre-tax intrinsic value (the difference between the Company’s average closing stock price for the last quarter of Fiscal 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 28, 2018 was $0, as all options had been exercised or had expired by this date. The total intrinsic values of options exercised for the years ended February 28, 2018 and February 29, 2016 were $108 and $128, respectively. There were no stock options exercised for the year ended February 28, 2017.

A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates for a reason other than death, disability or retirement, prior to the release of the restrictions. Shares under restricted stock grants are not issued to the grantees before they vest. In Fiscal 2014, the Company established the Supplemental Executive Retirement Plan ("SERP") (refer to Note 10(a)). During Fiscal 2016, Fiscal 2017, and Fiscal 2018 an additional 79,268, 165,619 and 74,156 shares of restricted stock were granted under the SERP, respectively. These shares were granted based on certain performance criteria and vest on the later of three years from the date of grant (or three years from the date of participation in the SERP with respect to shares granted in Fiscal 2014), or the grantee reaching the age of 65 years. The shares will also vest upon termination of the grantee's employment by the Company without cause, provided that the grantee, at the time of termination, has been employed by the Company for at least 10 years, or as a result of the sale of all of the issued and outstanding stock, or all, or substantially all, of the assets of the subsidiary of which the grantee serves as CEO and/or President. When vested shares are issued to the grantee, the awards will be settled in shares or in cash, at the Company's sole option. The grantees cannot transfer the rights to receive shares before the restricted shares vest. There are no market conditions inherent in the award, only an employee performance requirement, and the service requirement that the respective employee continues employment with the Company through the vesting date. The Company expenses the cost of the restricted stock awards on a straight-line basis over the requisite service period of each employee. For these purposes, the fair market value of the restricted stock awards, $8.13, $2.69 and $6.52 for Fiscal 2016, Fiscal 2017, and Fiscal 2018, respectively, were determined based on the mean of the high and low price of the Company's common stock on the grant dates.

In conjunction with the sale of Hirschmann on August 31, 2017 (see Note 2), all restricted shares granted to the CEO and President of Hirschmann, totaling 72,300 shares immediately vested in accordance with the SERP and were settled in cash in the amount of $582. The remaining unrecognized stock-based compensation expense related to this individual's restricted stock awards was recognized as a reduction of the gain on sale of discontinued operations in the amount of $373.

The following table presents a summary of the Company's restricted stock activity for the year ended February 28, 2018:

	Number of shares	Weighted Average Grant Date Fair Value
Outstanding at February 28, 2015	202,646	$10.21
Granted	79,268	8.13
Forfeited	(10,090)	10.08
Outstanding at February 29, 2016	271,824	$9.61
Granted	165,619	2.69
Forfeited	—	—
Outstanding at February 28, 2017	437,443	$6.99
Granted	74,156	6.52
Vested and settled	(72,300)	5.98
Forfeited	—	—
Outstanding at February 28, 2018	439,299	$7.08
Vested and unissued at February 28, 2018	117,049	$10.58

During the years ended February 28, 2018, February 28, 2017 and February 29, 2016 the Company recorded $502, $669 and $576, respectively, in stock-based compensation related to restricted stock awards for continuing operations. As of February 28, 2018, unrecognized stock-based compensation expense related to unvested restricted stock awards was approximately $1,050 and will be recognized over the requisite service period of each employee.

v)Accumulated Other Comprehensive Loss

	Foreign Exchange Losses	Unrealized losses on investments, net of tax	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship	Total
Balance at February 28, 2015	$(32,935)	$(101)	$(2,742)	$2,543	$(33,235)
Other comprehensive (loss) income before reclassifications	(5,702)	20	640	28	(5,014)
Reclassified from accumulated other comprehensive loss	—	—	—	(2,468)	(2,468)
Net current-period other comprehensive (loss) income	(5,702)	20	640	(2,440)	(7,482)
Balance at February 29, 2016	$(38,637)	$(81)	$(2,102)	$103	$(40,717)
Other comprehensive (loss) income before reclassifications	(3,194)	(17)	(180)	742	(2,649)
Reclassified from accumulated other comprehensive loss	—	—	—	(532)	(532)
Net current-period other comprehensive (loss) income	(3,194)	(17)	(180)	210	(3,181)
Balance at February 28, 2017	$(41,831)	$(98)	$(2,282)	$313	$(43,898)
Other comprehensive (loss) income before reclassifications	18,065	(15)	(459)	(1,358)	16,233
Reclassified from accumulated other comprehensive loss	10,739	89	1,955	660	13,443
Net current-period other comprehensive (loss) income	28,804	74	1,496	(698)	29,676
Balance at February 28, 2018	$(13,027)	$(24)	$(786)	$(385)	$(14,222)

In the above table, all reclassifications of other comprehensive income (loss) for the year ended February 28, 2018 for foreign currency translation, investments and pension plan adjustments are related to the sale of Hirschmann on August 31, 2017 (see Note 2). Within reclassifications for derivatives designated in a hedging relationship, gains totaling $71 are related to cash flow hedge activity of discontinued operations for the year ended February 28, 2018, and $384 is related to the sale of Hirschmann on August 31, 2017. Within other comprehensive income (loss) before reclassifications for derivatives designated in a hedging relationship, $(501) is related to cash flow hedge activity of discontinued operations for the year ended February 28, 2018.

During the years ended February 28, 2018, February 28, 2017 and February 29, 2016, the Company recorded tax related to unrealized losses on investments of $0, pension plan adjustments of $0, $(106) and $312, respectively and derivatives designated in a hedging relationship of $(645), $(97) and $(636), respectively.

The other comprehensive income (loss) before reclassification of 18,065, (3,194), (5,702), respectively, includes the remeasurement of intercompany transactions of a long term nature of $12,488, $(2,320) and $(1,710), respectively, with certain subsidiaries whose functional currency is not the U.S. dollar, and $5,577, $(874) and $(3,992), respectively, from translating the financial statements of the Company's non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar. Intercompany loans and transactions that are of a long-term investment nature are remeasured and resulting gains and losses shall be reported in the same manner as translation adjustments. Foreign currency translation losses reclassified from accumulated other comprehensive income (loss) of $10,739 for the year ended February 28, 2018 included $9,911 due to the settlement of a Euro-based loan and the recognition of the cumulative translation adjustment of $828 due to the sale of Hirschmann. Within foreign exchange losses in other comprehensive (loss) income for the years ended February 28, 2018, February 28, 2017 and February 29, 2016, the Company recorded total (losses) gains of $17,559, $(3,200), and $(4,177), respectively, related to the Euro; $250, $176, and $(788), respectively, related to the Canadian Dollar; $71, $(142) and $(692), respectively, for the Mexican Peso, as well as $185, $(28) and

$(45), respectively, for various other currencies. These adjustments were caused by the strengthening/(weakening) of the U.S. Dollar against the Euro, Canadian Dollar and the Mexican Peso between (13)% and (3)% in Fiscal 2018, (2)% and 10% in Fiscal 2017, and 3% and 21% in Fiscal 2016.

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

The Company has completed its implementation procedures with respect to the new revenue recognition standard. The Company's revenues are primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. The timing of revenue recognition for these product sales are not materially impacted by the new standard. However, we utilized a comprehensive approach to assess the impact of the guidance on our current contract portfolio by reviewing our current accounting policies and practices to identify potential differences that would result from applying the new requirements to our revenue contracts, including evaluation of performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, allocating the transaction price to each separate performance obligation and accounting treatment of costs to obtain and fulfill contracts. In addition, as part of completing its quantitative assessment, the Company updated its internal controls over financial reporting and reviewed the tax impact the adoption of the new standard would have. Based on the reviews and procedures performed, the Company has concluded that its previously recorded and future revenue will not be materially impacted by the implementation of this guidance; however, it does expect that the adoption of the new standard will result in expanded and disaggregated disclosure requirements.

In January 2016, the FASB issued ASU 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities," which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company does not expect the adoption of ASU 2016-01 to have a material impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments," which addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business," with the objective to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets versus businesses. The amendments in ASU 2017-01 provide a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen is expected to reduce the number of transactions that need to be further evaluated. If the screen is not met, the amendments in ASU 2017-01 (i) require that to be considered a business, a set of assets and liabilities acquired must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output; and (ii) remove the evaluation of whether a market participant could replace missing elements. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2017 and should be applied prospectively. Early adoption is permitted for transactions for which the acquisition date occurs before the issuance date of ASU 2017-01, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The impact of the adoption of this pronouncement will not be material to the Company's consolidated financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income due to the enactment of the Tax Cuts and Jobs Act ("TCJA") on December 22, 2017, which changed the Company's income tax rate from 35% to 21%. The amendments to the ASU changed US GAAP whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The amendments of the ASU may be adopted in total or in part using a full retrospective or modified retrospective method. The amendments of the ASU are effective for periods beginning after December 15, 2018. Early adoption is permitted. The Company is assessing the effect of ASU 2018-02 on its consolidated financial statements.

2)          Acquisitions and Dispositions

Acquisitions:

Rosen Electronics LLC
On April 18, 2017, Voxx acquired certain assets and assumed certain liabilities of Rosen Electronics LLC for cash consideration of $1,814. In addition, the Company agreed to pay a 2% fee related to future net sales of Rosen products for three years, which resulted in a contingent consideration of $530.

Rosen's results of operations have been included in the consolidated financial statements from the date of acquisition. The purpose of this acquisition was to increase the Company's market share and strengthen its intellectual property related to the rear seat entertainment market.

The following summarizes the allocation of the purchase price for the fair value of the assets acquired and liabilities assumed at the date of acquisition:

	April 18, 2017 (as originally reported)	Measurement Period Adjustments	April 18, 2017 (as adjusted)
Assets acquired:
Inventory	$2,314	(870)	1,444
Goodwill	10	870	880
Intangible assets including trademarks and customer relationships	520	—	520
Total assets acquired	$2,844	$—	$2,844

Liabilities assumed:
Warranty accrual	500	—	500
Total	$500	$—	$500
Total purchase price	$2,344	$—	$2,344

EyeLock

Effective September 1, 2015 ("the Closing Date"), Voxx completed its acquisition of a 54% voting equity interest in substantially all of the assets and certain specified liabilities of Eyelock, Inc. and Eyelock Corporation (collectively the “Seller”), a developer and marketer of iris-based identity authentication solutions, through a newly-formed entity Eyelock LLC.  Eyelock LLC acquired substantially all of the assets and certain specified liabilities of the Seller for a total purchase consideration of $31,880, which consisted of a cash payment of $15,504, assignment of the fair value of the indebtedness owed to the Company by the Seller of $4,676 and the fair value of the non-controlling interest of $12,900, reduced by $1,200 for amounts owed to the LLC by the selling shareholders. Additionally, units in Eyelock LLC were issued to certain executives of EyeLock LLC. The fair value of these units is recorded as compensation expense over the requisite service period of two years. This acquisition allows the Company to enter into the growing biometrics market. The fair value of the non-controlling interest was determined, with the assistance of a third-party valuation expert, by grossing up the consideration transferred for the controlling interest by the voting equity interest percentage (adjusted for certain distribution thresholds required until a return of capital is achieved). The Company considered all the rights and preferences of the different classes of security holders and determined that there was no evidence of any disproportionate allocation of cash flow between the controlling and non-controlling interest at the date of acquisition. The adjusted controlling interest percentage in the fair value calculation amounted to 61%. The non-controlling interest of $12,900, valued at 39%, did not contain any further discount for lack of control. The Company believes the bargain gain implied in the transaction would eliminate any further discount for lack of control.

In connection with the closing, the Company entered into a Loan Agreement with Eyelock LLC. The terms of the Loan Agreement allowed Eyelock LLC to borrow up to $12,000. During Fiscal 2017 and Fiscal 2018, the Company issued four convertible promissory notes to EyeLock LLC, allowing the entity to borrow up to a total of $21,000 in additional funds. Amounts outstanding under the initial loan agreement were due on February 28, 2018, while the four convertible promissory notes executed during Fiscal 2017 and Fiscal 2018 were due on dates ranging from February 28, 2018 through September 1, 2018. On April 1, 2018, all outstanding promissory notes were amended and restated with Voxx issuing a consolidated convertible promissory note to EyeLock LLC to borrow up to $39,000. The promissory notes outstanding at February 28, 2018, as well as the amended and restated convertible promissory note issued on April 1, 2018 bear interest at 10% and can be used to repay protective advances and to fund working capital requirements of the company. The amended and restated promissory note is due on February 28, 2019. The outstanding principal balance of this promissory note is convertible at the sole option of Voxx into units of EyeLock LLC. If Voxx chooses not to convert into equity, the outstanding loan principal of the amended and restated promissory note will be repaid at a multiple of 1.50 based on the repayment date. The agreement includes customary events of default and is collateralized by all of the property of EyeLock LLC. The total balance outstanding related to these notes at February 28, 2018 was $33,722.

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

The acquisition of substantially all of the assets of Eyelock Inc. and Eyelock Corporation resulted in a bargain purchase gain of $4,679, which was recognized in the Company's Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended February 29, 2016. Prior to the recognition of the bargain purchase gain, the Company reassessed the fair value of the tangible and identifiable intangible assets acquired, and liabilities assumed in the acquisition. The Company believes it was able to acquire those assets of Eyelock Inc. and EyeLock Corporation for less than their fair value due to the distressed financial position of the company, its inability to secure additional financing to support its ongoing operations, and the lack of potential bidders for the entity prior to Voxx's acquisition.

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

Acquisition related costs relating to this transaction of $800 were expensed as incurred during the year ended February 29, 2016 and are included in acquisition-related costs on the Consolidated Statements of Operations and Comprehensive Income (Loss). Net sales attributable to EyeLock LLC in the Company's consolidated statements of operations for the year ended February 28, 2018 were $335.

Pro-forma Financial Information

The following unaudited pro-forma financial information for the year ended February 29, 2016 represents the results of the Company's operations as if EyeLock LLC was included for the entire year of Fiscal 2016. The results of EyeLock LLC are included in the Company's continuing operations. The unaudited pro-forma financial information does not necessarily reflect the results of operations that would have occurred had the Company constituted a single entity during such periods (amounts in thousands, except per share data).

Year Ended
February 29, 2016
Net sales from continuing operations:
As reported	$530,206
Pro forma	531,321
Net loss attributable to VOXX International Corporation:
As reported	$(2,682)
Pro forma	(12,098)
Basic loss per share attributable to VOXX International Corporation:
As reported	$(0.11)
Pro forma	(0.50)
Diluted loss per share attributable to VOXX International Corporation:
As reported	$(0.11)
Pro forma	$(0.50)
Average shares - basic	24,172,710
Average shares - diluted	24,172,710

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

Dispositions:

Hirschmann Car Communication GmbH
On August 31, 2017 (the "Closing Date"), the Company completed its sale of Hirschmann Car Communication GmbH and its subsidiaries (collectively, “Hirschmann”) to a subsidiary of TE Connectivity Ltd ("TE"). The consideration received by the Company was €148,500. The purchase price, at the exchange rate as of the close of business on the Closing Date approximated $177,000 and is subject to adjustment based upon the final working capital. VOXX International (Germany) GmbH, the Company's German wholly-owned subsidiary, was the selling entity in this transaction.

The Hirschmann subsidiary group, which was included within the Automotive segment, qualified to be presented as a discontinued operation in accordance with ASC 205-20 beginning in the Company's second quarter ending August 31, 2017. Voxx will not have any continuing involvement in the Hirschmann business subsequent to the Closing Date. Hirschmann and TE will not be related parties of the Company after the deconsolidation of Hirschmann.

In order to hedge the fluctuation in the exchange rate before closing, the Company entered into forward contracts totaling €148,500, which could be settled on dates ranging from August 31, 2017 through September 6, 2017. As the sale of Hirschmann closed on August 31, 2017, the Company settled all of the forward contracts on this date. The forward contracts were not designated for hedging and a total foreign currency loss of $(6,618) was recorded when the contracts were settled, within continuing operations for the year ended February 28, 2018.

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

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the net income from discontinued operations, net of tax, presented separately in the Consolidated Statements of Operations and Comprehensive Income (Loss):

	Year ended February 28, 2018	Year ended February 28, 2017	Year ended February 29, 2016

Net sales	$91,824	$166,512	$150,540
Cost of sales	63,610	109,027	98,391
Gross profit	28,214	57,485	52,149

Operating expenses:
Selling	2,778	5,097	4,937
General and administrative	14,699	28,309	27,148
Engineering and technical support	7,920	16,083	14,567
Total operating expenses	25,397	49,489	46,652
Operating income from discontinued operations	2,817	7,996	5,497

Other (expense) income:
Interest and bank charges (a)	(279)	(383)	(177)
Other, net	145	(126)	54
Total other expense of discontinued operations, net	(134)	(509)	(123)

Gain on sale of discontinued operations before taxes	36,118	—	—
Total income from discontinued operations before taxes	38,801	7,487	5,374
Income tax expense on discontinued operations (b)	4,183	1,421	616
Income from discontinued operations, net of taxes	$34,618	$6,066	$4,758
Income per share - basic	$1.43	$0.25	$0.20
Income per share - diluted	$1.41	$0.25	$0.20

(a) Includes an allocation of consolidated interest expense and interest expense directly related to debt assumed by the buyer. The allocation of consolidated interest expense was based upon the ratio of net assets of the discontinued operations to that of the Consolidated Company.

(b) The income tax expense on discontinued operations for the year ended February 28, 2018 was positively impacted by an income tax benefit related to the partial reversal of the Company’s valuation allowance as the Company utilized a significant portion of its tax attributes to offset the U.S. tax gain related to the sale of Hirschmann.

The following table presents supplemental cash flow information of the discontinued operations:

	Year ended February 28, 2018	Year ended February 28, 2017	Year ended February 29, 2016
Operating activities:
Depreciation and amortization expense	$2,939	$5,908	$6,183
Stock-based compensation expense	50	84	57

Investing activities:
Capital expenditures	2,652	5,122	4,065

Non-cash investing and financing activities:
Capital expenditures funded by long-term obligations	1,916	—	1,074

3)	Variable Interest Entities

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

Effective September 1, 2015, Voxx acquired a majority voting interest in substantially all of the assets and certain specified liabilities of Eyelock, Inc. and Eyelock Corporation, a market leader of iris-based identity authentication solutions, through a newly-formed entity, Eyelock LLC (See Note 2). We have determined that we hold a variable interest in EyeLock LLC as a result of:

•our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and

•a loan agreement with EyeLock LLC, executed in conjunction with the acquisition, as well as during Fiscal 2017 and Fiscal 2018, in which the subsidiary may borrow funds from Voxx for working capital purposes. The total outstanding balance of these loans as of February 28, 2018 was $33,722. See Note 2 for discussion of the original notes, as well as the amendment and restatement of all of the notes outstanding, which was executed on April 1, 2018.
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

 The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheet as of February 28, 2018 and February 28, 2017:

	February 28, 2018	February 28, 2017
Assets
Current assets:
Cash and cash equivalents	$(101)	$11
Accounts receivable, net	128	295
Inventory, net	(119)	135
Prepaid expenses and other current assets	117	189
Total current assets	25	630
Property, plant and equipment, net	186	276
Intangible assets, net	36,126	39,187
Other assets	119	96
Total assets	$36,456	$40,189
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,610	$710
Accrued expenses and other current liabilities	2,557	3,506
Total current liabilities	7,167	4,216
Long-term debt	33,722	22,098
Other long-term liabilities	1,200	1,200
Total liabilities	42,089	27,514
Commitments and contingencies
Partners' equity:
Capital	41,416	40,891
Retained earnings	(47,049)	(28,216)
Total partners' equity	(5,633)	12,675
Total liabilities and partners' equity	$36,456	$40,189

The assets of EyeLock LLC can only be used to satisfy the obligations of EyeLock LLC.

Revenue and Expenses of EyeLock LLC
The following table sets forth the revenue and expenses of EyeLock LLC that were included in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended February 28, 2018, February 28, 2017, and February 29, 2016:

	Year ended February 28, 2018	Year ended February 28, 2017	Year ended February 29, 2016
Net sales	$335	$243	$143
Cost of sales	455	301	11
Gross profit	(120)	(58)	132
Operating expenses:
Selling	1,893	2,227	877
General and administrative	6,792	6,956	3,239
Engineering and technical support	7,159	8,698	4,393
Total operating expenses	15,844	17,881	8,509
Operating loss	(15,964)	(17,939)	(8,377)
Interest and bank charges	(2,869)	(1,609)	(294)
Other, net	—	—	3
Loss before income taxes	(18,833)	(19,548)	(8,668)
Income tax expense	—	—	—
Net loss	$(18,833)	$(19,548)	$(8,668)

4)	Receivables from Vendors

The Company has recorded receivables from vendors in the amount of $493 and $634 as of February 28, 2018 and February 28, 2017, respectively. Receivables from vendors primarily represent prepayments on product shipments and product reimbursements.

5)	Equity Investment

The Company has a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary ("ASA"), which acts as a distributor of mobile electronics specifically designed for niche markets within the Automotive industry, including RV’s; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles. ASC 810 requires the Company to evaluate non-consolidated entities periodically, and as circumstances change, to determine if an implied controlling interest exists. During Fiscal 2018, the Company evaluated this equity investment and concluded that this is still a variable interest entity and the Company is not the primary beneficiary.  ASA’s fiscal year end is November 30, 2017; however, the results of ASA as of and through February 28, 2018 have been recorded in the consolidated financial statements.

The Company's share of income from ASA for the years ended February 28, 2018, February 28, 2017 and February 29, 2016 was $7,178, $6,797 and $6,538, respectively. In addition, the Company received cash distributions from ASA totaling $7,247, $6,820 and $6,237 during the years ended February 28, 2018, February 28, 2017 and February 29, 2016, respectively.

Undistributed earnings from equity investments amounted to $16,531 and $16,600 at February 28, 2018 and February 28, 2017, respectively.

Net sales transactions between the Company and ASA were $315, $611 and $1,608 for the years ended February 28, 2018, February 28, 2017 and February 29, 2016, respectively. Accounts receivable balances from ASA were $65 and $51 as of February 28, 2018 and February 28, 2017, respectively.

6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	February 28, 2018	February 28, 2017
Commissions	$711	$598
Employee compensation	17,173	14,713
Professional fees and accrued settlements	1,427	1,616
Future warranty	4,261	3,911
Freight and duty	1,880	2,651
Payroll and other taxes	256	414
Royalties, advertising and other	10,642	8,207
Total accrued expenses and other current liabilities	$36,350	$32,110

The Company has a call/put option agreement with certain employees of Voxx Germany, whereby these employees may acquire up to a maximum of 20% of the Company's stated share capital in Voxx Germany at a call price equal to the same proportion of the actual price paid by the Company for Voxx Germany. The put and call prices are fixed at €3,000 and €0, respectively, with the put subject only to downward adjustments for losses incurred by Voxx Germany. The put options become immediately exercisable upon (i) the sale of Voxx Germany or (ii) the termination of employment or death of the employee. For each fiscal year, the employees also receive a dividend equal to 20% of Voxx Germany's net after tax profits. Accordingly, the Company recognizes compensation expense based on 20% of the after tax net profits of Voxx Germany, subject to certain tax treatment adjustments as defined in the agreement, representing the annual dividend. The balance of the call/put option included in Accrued Expenses and Other Current Liabilities on the Consolidated Balance Sheets at February 28, 2018 and February 28, 2017 was $3,966 and $3,586, respectively, and is included within employee compensation in the table above. Compensation expense for these options amounted to $285, $405 and $357 for the years ended February 28, 2018, February 28, 2017 and February 29, 2016, respectively.

7)	Financing Arrangements

The Company has the following financing arrangements:

	February 28, 2018	February 28, 2017
Domestic credit facility (a)	$—	$92,793
Florida mortgage (b)	8,613	9,113
Euro asset-based lending obligation (c)	6,119	3,905
Schwaiger mortgage (d)	468	644
Klipsch note (e)	—	113
VOXX Germany mortgage (f)	3,665	3,875
Total debt	18,865	110,443
Less: current portion of long-term debt	7,730	9,215
Long-term debt before debt issuance costs	11,135	101,228
Debt issuance costs	2,659	3,481
Total long-term debt	$8,476	$97,747

a)Domestic Bank Obligations

The Company has a senior secured credit facility ("the Credit Facility") that provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000, and a term loan in the amount of $15,000. The Credit Facility also includes a $15,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 7(b)). In conjunction with the sale of Hirschmann on August 31, 2017 (see Note 2), the Company paid down substantially all of the outstanding balance of the revolving credit facility, as well as the entire outstanding balance of the term loan, which is not renewable. As of February 28, 2018, there was no balance outstanding under the revolving credit facility. The remaining availability under the revolving credit line of the Credit Facility was $95,796 as of February 28, 2018.

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

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that swingline loans may only be designated as Base Rate Loans. Loans under the Credit Facility designated as LIBOR Rate Loans shall bear interest at a rate equal to the then-applicable LIBOR Rate plus a range of 1.75% - 2.25%. Loans under the Credit Facility designated as Base Rate Loans shall bear interest at a rate equal to the applicable margin for Base Rate Loans of 0.75% - 1.25%, as defined in the agreement. As of February 28, 2018, the weighted average interest rate on the Credit Facility was 5.25%.

The Credit Facility requires compliance with a financial covenant calculated as of the last day of each month consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of February 28, 2018, the Company was in compliance with all covenants included within the Credit Facility.

The obligations under the loan documents are secured by a general lien on, and security interest in, substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles and inventory. The Company has guaranteed the obligations of the borrowers under the Credit Facility.

The Company has deferred financing costs related to the Credit Facility and a previous amendment and modification of the Credit Facility. These deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance and are amortized through Interest and bank charges in the Consolidated Statements of Operations and Comprehensive Income (Loss) over the five year term of the Credit Facility. During Fiscal 2016, the Company made an amendment to the Credit Facility, which was also accounted for as a modification of debt; however, as the Company reduced the available credit in conjunction with this amendment, unamortized deferred financing costs of $1,309 were written off and charged to Interest and bank charges in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended February 29, 2016. During the years ended February 28, 2018, February 28, 2017 and February 29, 2016, the Company amortized $791, $789 and $1,074 of these costs, respectively.

Charges incurred on the unused portion of the Credit Facility and its predecessor revolving credit facility during the years ended February 28, 2018, February 28, 2017 and February 29, 2016 totaled $404, $241 and $321, respectively, and are included within Interest and Bank Charges on the Consolidated Statement of Operations and Comprehensive Income (Loss).

b)Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida (the “Construction Loan”).  Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. The Florida Mortgage bears interest at 70% of 1-month LIBOR plus 1.54% (3.14% at February 28, 2018) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The Company is in compliance with the financial covenants of the Florida Mortgage, which are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, which are recorded as deferred financing costs and included in Long-term debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and are being amortized through Interest and bank charges in the Consolidated Statements of Operations and Comprehensive Income (Loss) over the ten-year term of the Florida Mortgage. The Company amortized $31 of these costs during both of the years ended February 28, 2018 and February 28, 2017, and $21 during the year ended February 29, 2016.

On July 20, 2015, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure related to the Florida Mortgage and pays a fixed rate of 3.48% under the swap agreement (See Note 1 e)).

c)Euro Asset-Based Lending Obligation

Foreign bank obligations include a Euro accounts receivable factoring arrangement, which has a credit limit of up to 60% of eligible non-factored accounts receivable (see Note 1(h)) and a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000, for the Company's subsidiary, VOXX Germany, which expires on July 31, 2020. The rate of interest for the factoring agreement is the three-month Euribor plus 1.6% (1.3% at February 28, 2018) and the rate of interest for the ABL is the three-month Euribor plus 2.3% (2.0% at February 28, 2018). As of February 28, 2018, the amounts outstanding under these facilities, which are payable on demand, do not exceed their respective credit limits.

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

f)VOXX Germany Mortgage

Included in this balance is a mortgage on the land and building housing VOXX Germany's headquarters in Pulheim, Germany, which was entered into in January 2013. The mortgage bears interest at 2.85%, payable in twenty-six quarterly installments through June 2019.

The following is a maturity table for debt and bank obligations outstanding at February 28, 2018 for each of the following fiscal years:

2019	$7,730
2020	2,011
2021	2,011
2022	499
2023	499
Thereafter	6,115
Total	$18,865

The weighted-average interest rate on short-term debt was 2.25% for Fiscal 2018 and 2.33% for Fiscal 2017. Interest expense related to the Company's financing arrangements for the years ended February 28, 2018, February 28, 2017 and February 29, 2016 was $3,473, $3,879 and $3,142, respectively, of which $1,708, $2,723 and $2,126 was related to the Credit Facility for the years ended February 28, 2018, February 28, 2017 and February 29, 2016, respectively.

8)    Income Taxes

The components of income before the (benefit) provision for income taxes are as follows:

	Year Ended	Year Ended	Year Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Domestic Operations	$(27,214)	$(12,834)	$(14,069)
Foreign Operations	3,110	3,904	897
	$(24,104)	$(8,930)	$(13,172)

The provision (benefit) for income taxes is comprised of the following:

	Year Ended	Year Ended	Year Ended
	February 28, 2018	February 28, 2017	February 29, 2016
Current provision (benefit)
Federal	$(1,451)	$(2,118)	$(415)
State	150	238	10
Foreign	1,814	1,580	1,588
Total current provision (benefit)	$513	$(300)	$1,183
Deferred (benefit) provision
Federal	$(17,198)	$658	$(5,540)
State	(827)	279	1,395
Foreign	67	(299)	611
Total deferred (benefit) provision	$(17,958)	$638	$(3,534)
Total (benefit) provision
Federal	$(18,649)	$(1,460)	$(5,955)
State	(677)	517	1,405
Foreign	1,881	1,281	2,199
Total (benefit) provision	$(17,445)	$338	$(2,351)

The effective tax rate before income taxes varies from the current statutory U.S. federal income tax rate as follows:

	Year Ended		Year Ended		Year Ended
	February 28, 2018		February 28, 2017		February 29, 2016
Tax benefit at Federal statutory rates	$(7,891)	32.7%	$(3,123)	35.0%	$(4,611)	35.0%
State income taxes, net of Federal benefit	(249)	1.0	(788)	8.8	1,100	(8.3)
Change in valuation allowance	(2,546)	10.6	6,588	(73.8)	2,820	(21.4)
Change in tax reserves	(2,443)	10.1	(5,974)	66.9	101	(0.8)
Non-controlling interest	2,404	(10.0)	2,668	(29.9)	1,183	(9.0)
Bargain purchase gain	—	—	—	—	(1,638)	12.4
US effects of foreign operations	614	(2.5)	556	(6.2)	(474)	3.6
Permanent differences and other	1,190	(4.9)	589	(6.6)	(488)	3.7
Foreign exchange loss	(3,376)	14.0	—	—	—	—
NOL carryback	—	—	1,413	(15.8)	—	—
Change in tax rate	(2,462)	10.2	(110)	1.2	172	(1.3)
Research & development credits	(524)	2.2	(625)	7.0	(452)	3.4
Tax credits	(2,162)	9.0	(856)	9.6	(64)	0.5
Effective tax rate	$(17,445)	72.4%	$338	(3.8)%	$(2,351)	17.8%

The U.S. effects of foreign operations include differences in the statutory tax rate of the foreign countries as compared to the statutory tax rate in the U.S.

On December 22, 2017, the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). Under Accounting Standards Codification (“ASC”) 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (3) accelerated expensing on certain qualified property; (4) creating a new limitation on deductible interest expense to 30% of tax adjusted EBITDA through 2021 and then 30% of tax adjusted EBIT thereafter; (5) eliminating the corporate alternative minimum tax; (6) further limitations on the deductibility of executive compensation under IRC §162(m) for tax years beginning after December 31, 2017 ; (7) a one-time transition tax related to the transition of U.S. international tax from a worldwide tax system to a territorial tax system; and (8) additional changes to the U.S. international tax rules including imposing a minimum tax on global intangible low taxed income (“GILTI”) and other base erosion anti-abuse provisions.
In response to the TCJA, the U.S. Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of TCJA. The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted. SAB 118 addresses situations where the accounting is incomplete for certain income tax effects of the TCJA upon issuance of a company’s financial statements for the reporting period which include the enactment date. SAB 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment.
In connection with the Company’s initial analysis of the impact of the TCJA, the Company has recorded a provisional decrease in its deferred tax assets and liabilities of $4,706 related to the remeasurement of the deferred tax assets and liabilities at the reduced U.S. federal tax rate of 21%. The Company is subject to a one-time transition tax based on the total post-1986 earnings and profits that were previously deferred from U.S. income and profits. The Company recorded a liability in connection with the one-time transition tax of $2,696, which was principally offset by the Company’s tax attributes.
Pursuant to SAB 118, the Company is in the process of assessing the impact of the TCJA on its indefinite reinvestment assertion and any associated impact on its financial statements. This assessment includes, but is not limited to, assessing how the TCJA will impact the consequence of indefinitely reinvesting the Company’s foreign earnings and evaluating how the Company, having a minimal tax liability for the transition tax, will be impacted by future repatriations. Therefore, no adjustments have been made in the Company’s financial statements with respect to its indefinite reinvestment criteria.
The Company has not made a policy election with respect to the income tax effects of the new GILTI provisions. Companies can either account for taxes on GILTI as a current period expense or recognize deferred taxes when basis differences exist that are expected to affect the amount of GILTI inclusion upon reversal. Due to the complexity of these new tax rules, the Company is continuing to evaluate the expected impact. In accordance with SAB 118, the Company has not included an estimate of the tax expense or benefit related to GILTI for the fiscal year ended February 28, 2018.
While the Company is able to make a reasonable estimate of the impact of the reduction in the corporate rate and transition tax, the provisional amounts may change due to a variety of factors, including, among other things, (i) anticipated guidance from the U.S. Department of Treasury about implementing the TCJA, (ii) potential additional guidance from the SEC or the FASB related to the TCJA, and (iii) the Company’s further assessment of the TCJA and related regulatory guidance. The Company is not complete in its assessment of the impact of the TCJA on its income tax accounts and financial statements.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	February 28, 2018	February 28, 2017
Deferred tax assets:
Accounts receivable	$52	$642
Inventory	2,011	2,177
Property, plant and equipment	479	—
Accruals and reserves	2,375	4,794
Deferred compensation	806	1,460
Warranty reserves	976	1,421
Unrealized gains and losses	1,335	1,764
Net operating losses	13,191	9,557
Foreign tax credits	4,501	2,616
Other tax credits	3,530	2,937
Deferred tax assets before valuation allowance	29,256	27,368
Less: valuation allowance	(15,881)	(18,199)
Total deferred tax assets	13,375	9,169
Deferred tax liabilities:
Property, plant and equipment	—	(445)
Intangible assets	(23,157)	(32,721)
Partnership investments	(100)	(588)
Prepaid expenses	(1,995)	(2,353)
Deferred financing fees	(316)	(666)
Total deferred tax liabilities	(25,568)	(36,773)
Net deferred tax liability	$(12,193)	$(27,604)

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

During Fiscal 2018, the Company maintained a valuation allowance against its U.S. deferred tax assets and certain foreign jurisdictions. The Company's valuation allowance decreased by $2,318 during the year ended February 28, 2018. Any further decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

Pursuant to SAB 118, the Company is evaluating its assertion with respect to undistributed earnings of its foreign subsidiaries in light of the changes made by the TCJA. As of February 28, 2018, the Company has not provided for U.S. federal and foreign withholding taxes with respect to VOXX International (Germany) GmbH. The cumulative undistributed earnings have been subjected to U.S. taxation in connection with the one-time transition tax enacted with the TCJA. If these future earnings are repatriated to the United States, or if the Company determines that such earnings will be remitted in the foreseeable future, additional tax provisions may be required. Due to the complexities of the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income tax provisions that may be required. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in undistributed earnings is not practicable to determine at this time.

The Company has U.S. federal net operating losses of $42,376, of which $17,703 expire in Fiscal 2035 through 2037 if not utilized, and $24,673 have an indefinite carryforward period. The Company has foreign tax credits of $3,231 which expire in tax year 2025 through 2028. The Company has research and development tax credits of $1,795, which expire in tax years 2034 through 2038. The Company has various foreign net operating loss carryforwards, state net operating loss carryforwards, and state tax credits that expire in various years and amounts through tax year 2038.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance at February 28, 2015	$14,575
Additions based on tax positions taken in the current and prior years	1,366
Settlements	—
Decreases based on tax positions taken in the prior years	(915)
Other	(554)
Balance at February 29, 2016	$14,472
Additions based on tax positions taken in the current and prior years	3,147
Settlements	—
Decreases based on tax positions taken in the prior years	(6,470)
Other	(305)
Balance at February 28, 2017	$10,844
Additions based on tax positions taken in the current and prior years	630
Settlements	—
Decreases based on tax positions taken in prior years	(2,945)
Other	578
Balance at February 28, 2018	$9,107

Of the amounts reflected in the table above at February 28, 2018, $9,107, if recognized, would reduce our effective tax rate. If recognized, $7,517 of the unrecognized tax benefits are likely to attract a full valuation allowance, thereby offsetting the favorable impact to the effective tax rate. Our unrecognized tax benefit non-current consolidated balance sheet liability, including interest and penalties, is $2,191. The Company records accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss). For the years ended February 28, 2018, February 28, 2017 and February 29, 2016, interest and penalties on unrecognized tax benefits were $(145), $98 and $23, respectively. The balance as of February 28, 2018 and February 28, 2017 was $602 and $746, respectively. The Company does not expect a significant change to its unrecognized tax benefits within the next 12 months.

The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statutes of limitations.  The earliest years' tax returns filed by the Company that are still subject to examination by the tax authorities in the major jurisdictions are as follows:

Jurisdiction	Tax Year

U.S.	2014
Netherlands	2014
Germany	2014

9)	Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,938,100	21,899,370	one	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	ten	Ratably with Class A

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

Stock held in treasury by the Company is accounted for using the cost method which treats stock held in treasury as a reduction to total stockholders' equity and amounted to 2,168,094 and 2,168,074 shares at February 28, 2018 and February 28, 2017, respectively. The cost basis for subsequent sales of treasury shares is determined using an average cost method. During the year ended February 29, 2016, the Company repurchased 39,529 shares for an aggregate cost of $227. During the years ended February 28, 2017 and February 28, 2018, the Company repurchased no shares. As of February 28, 2018, 1,383,271 shares of the Company's Class A common stock are authorized to be repurchased in the open market.

10)	Other Stock and Retirement Plans

a)Supplemental Executive Retirement Plan

During Fiscal 2014, the Company established a Supplemental Executive Retirement Plan ("SERP") to provide additional retirement income to its Chairman and select executive officers. Subject to certain performance criteria, service requirements and age restrictions, employees who participate in the SERP will receive restricted stock awards. The restricted stock awards vest on the later of three years from the date of grant (or three years from the date of participation in the SERP with respect to shares granted in Fiscal 2014), or the grantee reaching the age of 65 years (refer to Note 1(u)).

As of February 28, 2018, approximately 1,301,000 shares of the Company's Class A common stock are reserved for issuance under the Company's Restricted and Stock Option Plans.

b)Profit Sharing Plans

The Company has established two non-contributory employee profit sharing plans for the benefit of its eligible employees in the United States and Canada. The plans are administered by trustees appointed by the Company. No discretionary contributions were made during the years ended February 28, 2018, February 28, 2017 and February 29, 2016. Contributions required by law to be made for eligible employees in Canada were not material for all periods presented.

c)401(k) Plans

The VOXX International Corporation 401(k) plan is for all eligible domestic employees. The Company matches a portion of the participant's contributions after three months of service under a predetermined formula based on the participant's contribution level. Shares of the Company's Common Stock are not an investment option in the Savings Plan and the Company does not use such shares to match participants' contributions. During the years ended February 28, 2018, February 28, 2017 and February 29, 2016, the Company contributed, net of forfeitures, $388, $408 and $623 to the 401(k) Plan.

d)Cash Bonus Profit Sharing Plan

During Fiscal 2009, the Board of Directors authorized a Cash Bonus Profit Sharing Plan that allows the Company to make profit sharing contributions for the benefit of eligible employees, for any fiscal year based on a pre-determined formula on the Company's pre-tax profits. The size of the contribution is dependent upon the performance of the Company. A participant’s share of the contribution is determined pursuant to the participant’s eligible wages for the fiscal year as a percentage of total eligible wages for all participants. There were no contributions made to the plan for the years ended February 28, 2018, February 28, 2017 and February 29, 2016.

e)Deferred Compensation Plan

Effective December 1, 1999, the Company adopted a Deferred Compensation Plan (the Plan) for Vice Presidents and above. The Plan is intended to provide certain executives with supplemental retirement benefits as well as to permit the deferral of more of their compensation than they are permitted to defer under the Profit Sharing and 401(k) Plans. The Plan provides for a matching contribution equal to 25% of the employee deferrals up to $20. On February 1, 2008, the Company suspended all matching contributions to contain operating expenses. The matching contributions have remained suspended for the years ended February 28, 2018, February 28, 2017 and February 29, 2016. The Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. All compensation deferred under the Plan is held by the Company in an investment trust which is considered an asset of the Company.  The Company has the option of amending or terminating the Plan at any time.

The investments, which amounted to $3,620 and $4,094 at February 28, 2018 and February 28, 2017, respectively, have been classified as long-term marketable securities and are included in investment securities on the accompanying Consolidated Balance Sheets and a corresponding liability is recorded with $250 recorded in Accrued expenses and the balance in deferred compensation which is classified as a long-term liability. Unrealized gains and losses on the marketable securities and corresponding deferred compensation liability net to zero in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

11)	Lease Obligations

At February 28, 2018, the Company was obligated under non-cancellable operating leases for equipment and warehouse facilities related to continuing operations for minimum annual rental payments for each of the succeeding fiscal years:

Operating Leases
2019	$1,341
2020	609
2021	303
2022	257
2023	209
Thereafter	204
Total minimum lease payments	$2,923

Rental expense for the above-mentioned operating lease agreements and other rental agreements on a month-to-month basis was $1,163, $1,898 and $2,087 for the years ended February 28, 2018, February 28, 2017 and February 29, 2016, respectively.

The Company leased a facility from its principal shareholder and current chairman, which was accounted for as an operating lease, and had an expiration date of November 30, 2016. This facility was sold to an unrelated third party during the second quarter of Fiscal 2017. The Company has no related party leases as of February 28, 2018.

The Company has capital leases with a total lease liability of $1,011 at February 28, 2018. These leases have maturities through Fiscal 2022.

12)	Financial Instruments

a)Off-Balance Sheet Risk

Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit principally to secure certain bank obligations and insurance policies. The Company had no open commercial letters of credit at February 28, 2018 and February 28, 2017. Standby letters of credit amounted to $1,161 and $1,306 at February 28, 2018 and February 28, 2017, respectively.  The terms of these letters of credit are all less than one year. No material loss is anticipated due to nonperformance by the counter parties to these agreements. The fair value of the standby letters of credit is estimated to be the same as the contract values based on the short-term nature of the fee arrangements with the issuing banks.

At February 28, 2018, the Company had unconditional purchase obligations for inventory commitments of $61,869. These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

b)Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company's customers are located principally in the United States, Canada, Europe and Asia Pacific and consist of, among others, distributors, mass merchandisers, warehouse clubs, major automobile manufacturers, and independent retailers.  The Company generally grants credit based upon analyses of customers' financial conditions and previously established buying and payment patterns. For certain customers, the Company establishes collateral rights in accounts receivable and inventory and obtains personal guarantees from certain customers based upon management's credit evaluation. Certain customers in Europe and Latin America have credit insurance equaling their credit limits.

At February 28, 2018 and February 28, 2017, the Company's largest customer balance accounted for approximately 5.4% and 4.8% of accounts receivable, respectively.  No customer accounted for more than 10% of net sales from continuing operations during the years ended February 28, 2018, February 28, 2017 or February 29, 2016. The Company's five largest customers represented 26%, 28%, and 29% of net sales from continuing operations during the years ended February 28, 2018, February 28, 2017, and February 29, 2016, respectively.

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

Our Automotive segment designs, manufactures, distributes and markets rear-seat entertainment devices, satellite radio products, automotive security, remote start systems, mobile multimedia devices, aftermarket/OE-styled radios, car link-smartphone telematics application, collision avoidance systems and location-based services.
Our Premium Audio segment designs, manufactures, distributes and markets home theater systems, high-end loudspeakers, outdoor speakers, iPod/iPad and computer speakers, business music systems, cinema speakers, flat panel speakers, Bluetooth speakers, soundbars, headphones and DLNA (Digital Living Network Alliance) compatible devices.
Our Consumer Accessories segment designs, markets and distributes remote controls; wireless and Bluetooth speakers; karaoke products; action cameras; iris identification and biometric security related products; personal sound amplifiers; infant/nursery products; activity tracking bands; smart-home security and safety products; infant and nursery products; and A/V connectivity, portable/home charging, reception and digital consumer products.
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

Segment data from continuing operations for each of the Company's segments are presented below:

	Automotive	Premium Audio	Consumer Accessories	Corporate/ Eliminations	Total
Fiscal Year Ended February 28, 2018
Net sales	$155,480	$172,406	$178,756	$450	$507,092
Equity in income of equity investees	7,178	—	—	—	7,178
Interest expense and bank charges	967	7,979	7,113	(10,050)	6,009
Depreciation and amortization expense	1,027	3,492	4,663	2,992	12,174
Income (loss) before income taxes	13,922	1,137	(23,841)	(15,322)	(24,104)

Fiscal Year Ended February 28, 2017
Net sales	$170,729	$166,789	$176,216	$796	$514,530
Equity in income of equity investees	6,797	—	—	—	6,797
Interest expense and bank charges	3,109	5,295	4,716	(6,015)	7,105
Depreciation and amortization expense	1,322	3,688	4,702	2,674	12,386
Income (loss) before income taxes	13,871	8,316	(20,300)	(10,817)	(8,930)

Fiscal Year Ended February 29, 2016
Net sales	$201,125	$140,508	$187,272	$1,301	$530,206
Equity in income of equity investees	6,538	—	—	—	6,538
Interest expense and bank charges	5,634	8,979	5,766	(12,481)	7,898
Depreciation and amortization expense	1,144	3,477	2,904	2,130	9,655
Income (loss) before income taxes (a)	12,483	(8,945)	(17,044)	334	(13,172)

(a)
Included in the loss before taxes for the year ended February 29, 2016 within the Consumer Accessories segment is the $4,679 gain on bargain purchase recognized in conjunction with the EyeLock transaction, as well as an impairment loss on intangible assets totaling $2,860. Included in the loss before taxes for the year ended February 29, 2016 within the Premium Audio segment is an impairment loss on intangible assets totaling $6,210.

No customer accounted for more than 10% of consolidated net sales from continuing operations during the years ended February 28, 2018, February 28, 2017 or February 29, 2016.

Geographic net sales information from continuing operations in the table below is based on the location of the selling entity. Long-lived assets, primarily fixed assets, are reported below based on the location of the asset.

	United States	Germany	Other	Total
Fiscal Year Ended February 28, 2018
Net sales	$446,262	$57,447	$3,383	$507,092
Long-lived assets	48,571	12,979	3,709	65,259

Fiscal Year Ended February 28, 2017
Net sales	$449,865	$59,856	$4,809	$514,530
Long-lived assets	49,937	11,688	3,964	65,589

Fiscal Year Ended February 29, 2016
Net sales	$461,606	$61,161	$7,439	$530,206
Long-lived assets	47,092	12,450	3,989	63,531

14)	Contingencies

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

15)	Unaudited Quarterly Financial Data

Selected unaudited, quarterly financial data of the Company for the years ended February 28, 2018 and February 28, 2017 appear below:

	Quarters Ended
	Feb 28, 2018	Nov 30, 2017	Aug 31, 2017	May 31, 2017
2018
Net sales from continuing operations	$122,236	$156,563	$113,470	$114,823
Gross profit from continuing operations	32,213	41,519	28,421	30,144

Net income (loss) from continuing operations	$8,396	$7,477	$(19,848)	$(2,684)
Net income (loss) from discontinued operations	2,276	(368)	34,931	(2,221)
Net income (loss) attributable to Voxx International Corporation	12,585	8,644	17,106	(3,031)

Earnings (loss) per share - basic:
Continuing operations	$0.42	$0.37	$(0.74)	$(0.03)
Discontinued operations	0.09	(0.02)	1.45	(0.09)
Attributable to VOXX International Corporation	0.52	0.36	0.71	(0.13)

Earnings (loss) per share - diluted:
Continuing operations	$0.42	$0.37	$(0.74)	$(0.03)
Discontinued operations	0.09	(0.02)	1.45	(0.09)
Attributable to VOXX International Corporation	0.51	0.35	0.71	(0.13)

	Quarters Ended
	Feb 28, 2017	Nov 30, 2016	Aug 31, 2016	May 31, 2016
2017
Net sales from continuing operations	$124,894	$157,411	$118,325	$113,900
Gross profit from continuing operations	35,966	43,648	32,443	31,973

Net (loss) income from continuing operations	$(7,945)	$1,627	$3,471	$(6,421)
Net income (loss) from discontinued operations	5,649	2,283	(2,167)	301
Net (loss) income attributable to Voxx International Corporation	(90)	5,800	3,020	(4,308)

Earnings (loss) per share - basic:
Continuing operations	$(0.24)	$0.15	$0.21	$(0.19)
Discontinued operations	0.23	0.09	(0.09)	0.01
Attributable to VOXX International Corporation	0.00	0.24	0.12	(0.18)

Earnings (loss) per share - diluted:
Continuing operations	$(0.24)	$0.14	$0.21	$(0.19)
Discontinued operations	0.23	0.09	(0.09)	0.01
Attributable to VOXX International Corporation	0.00	0.24	0.12	(0.18)

Net income per common share is computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for the years.

SCHEDULE II
VOXX INTERNATIONAL CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended February 28, 2018, February 28, 2017 and February 29, 2016
(In thousands)

Column A	Column B	Column C	Column D (b)		Column E
Description	Balance at Beginning of Year	Gross Amount Charged to Costs and Expenses	Reversals of Previously Established Accruals	Deductions (a)	Balance at End of Year
Year ended February 28, 2018
Allowance for doubtful accounts	$4,495	$667	$—	$2,966	$2,196
Cash discount allowances	1,233	31,160	—	31,188	1,205
Accrued sales incentives	13,154	42,722	(45)	41,811	14,020
Reserve for warranties and product repair costs	5,608	7,428	—	6,803	6,233
	$24,490	$81,977	$(45)	$82,768	$23,654
Year ended February 28, 2017
Allowance for doubtful accounts	$3,917	$1,299	$—	$721	$4,495
Cash discount allowances	1,077	32,589	—	32,433	1,233
Accrued sales incentives	12,439	36,413	(108)	35,590	13,154
Reserve for warranties and product repair costs	7,608	5,843	—	7,843	5,608
	$25,041	$76,144	$(108)	$76,587	$24,490
Year ended February 29, 2016
Allowance for doubtful accounts	$3,852	$810	$—	$745	$3,917
Cash discount allowances	1,190	24,630	—	24,743	1,077
Accrued sales incentives	14,097	28,428	(77)	30,009	12,439
Reserve for warranties and product repair costs	8,233	8,028	—	8,653	7,608
	$27,372	$61,896	$(77)	$64,150	$25,041

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

(b)	Column D includes $500 of liabilities acquired during our Rosen acquisition in Fiscal 2018 and $100 of liabilities acquired during our EyeLock acquisition in Fiscal 2016.

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on April 17, 2000 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 2000)

3.2	Certificate of Ownership and Merger (incorporated by reference to the Company's Form 8-K filed on December 6, 2011)

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to the Company's Form 8-K filed on December 6, 2011)

10.1	Amendment No. 4 to Second Amended and Restated Credit Agreement, by and among Wells Fargo Bank, N.A., VOXX International Corporation and the Guarantors dated as of April 19, 2018 (filed herewith)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Grant Thornton LLP (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1	Consolidated Financial Report of Audiovox Specialized Applications LLC (ASA) as of November 30, 2017 and 2016 and for the Years Ended November 30, 2017, 2016 and 2015 (filed herewith)

99.2	Consent of RSM U.S. LLP (filed herewith)

101
The following materials from VOXX International Corporation's Annual Report on Form 10-K for the period ended February 28, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii), the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

All other schedules are omitted because the required information is shown in the financial statements or notes thereto or because they are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

May 14, 2018	By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick M. Lavelle Patrick M. Lavelle	President; Chief Executive Officer (Principal Executive Officer) and Director	May 14, 2018
/s/ Charles M. Stoehr Charles M. Stoehr	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	May 14, 2018
/s/ John J. Shalam John J. Shalam	Chairman of the Board of Directors	May 14, 2018
/s/ John Adamovich, Jr. John Adamovich, Jr.	Director	May 14, 2018
/s/ Denise Gibson Denise Gibson	Director	May 14, 2018
/s/ Peter A. Lesser Peter A. Lesser	Director	May 14, 2018
/s/ Ari Shalam Ari Shalam	Director	May 14, 2018