Form 10-Q
period 2018-05-31
VOXX International Corp
filed 2018-07-10
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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
Yes   ☒ No   ☐

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of July 9, 2018
Class A Common Stock	21,938,100	Shares
Class B Common Stock	2,260,954	Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	May 31, 2018	February 28, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$49,827	$51,740
Accounts receivable, net	65,608	81,116
Inventory, net	118,344	117,992
Receivables from vendors	1,717	493
Prepaid expenses and other current assets	17,228	14,007
Income tax receivable	646	511
Total current assets	253,370	265,859
Investment securities	3,373	4,167
Equity investments	22,227	21,857
Property, plant and equipment, net	63,835	65,259
Goodwill	54,785	54,785
Intangible assets, net	148,275	150,320
Deferred tax assets	24	24
Other assets	15,050	13,373
Total assets	$560,939	$575,644
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$34,357	$34,700
Accrued expenses and other current liabilities	32,660	36,350
Income taxes payable	317	2,587
Accrued sales incentives	10,854	14,020
Current portion of long-term debt	8,010	7,730
Total current liabilities	86,198	95,387
Long-term debt, net of debt issuance costs	8,153	8,476
Capital lease obligation	852	699
Deferred compensation	2,769	3,369
Deferred income tax liabilities	11,579	12,217
Other tax liabilities	2,163	2,191
Other long-term liabilities	3,085	3,187
Total liabilities	114,799	125,526
Commitments and contingencies
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 20)	—	—
Common stock:
Class A, $.01 par value, 60,000,000 shares authorized, 24,106,194 shares issued and 21,938,100 shares outstanding at both May 31, 2018 and February 28, 2018	242	256
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	296,502	296,395
Retained earnings	193,734	194,673
Accumulated other comprehensive loss	(15,740)	(14,222)
Treasury stock, at cost, 2,168,094 shares of Class A Common Stock at both May 31, 2018 and February 28, 2018	(21,176)	(21,176)
Total VOXX International Corporation stockholders' equity	453,584	455,948
Non-controlling interest	(7,444)	(5,830)
Total stockholders' equity	446,140	450,118
Total liabilities and stockholders' equity	$560,939	$575,644

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income
 (In thousands, except share and per share data)

	Three Months Ended May 31,
	2018	2017
Net sales	$100,855	$114,823
Cost of sales	73,178	84,679
Gross profit	27,677	30,144

Operating expenses:
Selling	10,694	12,409
General and administrative	16,112	20,197
Engineering and technical support	5,911	6,654
Total operating expenses	32,717	39,260
Operating loss	(5,040)	(9,116)

Other income (expense):
Interest and bank charges	(1,100)	(1,792)
Equity in income of equity investees	1,814	1,803
Other, net	661	(1,007)
Total other income (expense), net	1,375	(996)

Loss from continuing operations before income taxes	(3,665)	(10,112)
Income tax benefit from continuing operations	(1,113)	(7,428)
Net loss from continuing operations	(2,552)	(2,684)

Net loss from discontinued operations, net of tax (Note 2)	—	(2,222)
Net loss	(2,552)	(4,906)
Less: net loss attributable to non-controlling interest	(1,613)	(1,875)
Net loss attributable to VOXX International Corporation	$(939)	$(3,031)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,020)	7,359
Derivatives designated for hedging	442	(1,052)
Pension plan adjustments	36	(120)
Unrealized holding gain (loss) on available-for-sale investment securities, net of tax	24	(4)
Other comprehensive (loss) income, net of tax	(1,518)	6,183
Comprehensive (loss) income attributable to VOXX International Corporation	$(2,457)	$3,152

Loss per share - basic:
Continuing operations	$(0.04)	$(0.03)
Discontinued operations	$—	$(0.09)
Attributable to VOXX International Corporation	$(0.04)	$(0.13)

Loss per share - diluted:
Continuing operations	$(0.04)	$(0.03)
Discontinued operations	$—	$(0.09)
Attributable to VOXX International Corporation	$(0.04)	$(0.13)

Weighted-average common shares outstanding (basic)	24,316,103	24,160,324
Weighted-average common shares outstanding (diluted)	24,316,103	24,160,324

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

		Three Months Ended May 31,
		2018		2017
Cash flows from operating activities:
Net loss from continuing operations		$(2,552)		$(2,684)
Net loss from discontinued operations		—		(2,222)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		2,962		4,445
Amortization of debt discount		206		205
Bad debt expense		95		96
Loss (gain) on forward contracts		244		(299)
Equity in income of equity investees		(1,814)		(1,803)
Distribution of income from equity investees		1,444		2,515
Deferred income tax benefit		(716)		(2,181)
Non-cash compensation adjustment		(600)		(45)
Stock based compensation expense		107		142
Gain on sale of property, plant and equipment		(1)		(10)
Changes in operating assets and liabilities:
Accounts receivable		14,606		2,302
Inventory		(1,531)		(7,231)
Receivables from vendors		(1,226)		(52)
Prepaid expenses and other		8		(9,588)
Investment securities-trading		788		627
Accounts payable, accrued expenses, accrued sales incentives and other liabilities		(6,385)		18,111
Income taxes payable		(2,350)		(1,901)
Net cash provided by operating activities		3,285		427
Cash flows used in investing activities:
Purchases of property, plant and equipment		(179)		(2,816)
Proceeds from sale of property, plant and equipment		1		10
Issuance of notes receivable		(1,700)		—
Purchase of business		—		(1,814)
Net cash used in investing activities		(1,878)		(4,620)
Cash flows provided by financing activities:
Principal payments on capital lease obligation		(86)		(172)
Repayment of bank obligations		(679)		(15,330)
Borrowings on bank obligations		911		19,392
Net cash provided by financing activities		146		3,890
Effect of exchange rate changes on cash		(3,466)		563
Net (decrease) increase in cash and cash equivalents		(1,913)		260
Cash and cash equivalents at beginning of period	(a)	51,740	(a)	7,800
Cash and cash equivalents at end of period		$49,827	(a)	$8,060
(a) Cash and cash equivalents at February 28, 2017 and May 31, 2017 included $6,844, and $5,085, respectively, in current assets held for sale for Hirschmann.

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

(1)    Basis of Presentation

The accompanying unaudited interim consolidated financial statements of VOXX International Corporation and Subsidiaries ("Voxx" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented.  The results of operations are not necessarily indicative of the results to be expected for the full fiscal year or any interim period.  These unaudited consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 28, 2018. The Company's financial statements for the prior periods presented herein have been recast to reflect a certain business that was classified as discontinued operations during the second quarter of Fiscal 2018. See Note 2 for additional information. Net loss per share amounts for continuing and discontinued operations are computed independently. As a result, the sum of the per share amounts may not equal the total.

We operate in three reportable segments, Automotive, Premium Audio and Consumer Accessories. See Note 22 for the Company's segment reporting disclosures.

(2)    Acquisitions and Dispositions

Rosen Electronics LLC
On April 18, 2017, Voxx acquired certain assets and assumed certain liabilities of Rosen Electronics LLC for cash consideration of $1,814. In addition, the Company agreed to pay a 2% fee related to future net sales of Rosen products for three years, which resulted in contingent consideration of $530.

Rosen's results of operations have been included in the consolidated financial statements from the date of acquisition. The purpose of this acquisition was to increase the Company's market share and strengthen its intellectual property related to the rear seat entertainment market.

The following summarizes the final allocation of the purchase price for the fair value of the assets acquired and liabilities assumed at the date of acquisition:

April 18, 2017
Assets acquired:
Inventory	$1,444
Goodwill	880
Intangible assets including trademarks and customer relationships	520
Total assets acquired	2,844

Liabilities assumed:
Warranty accrual	500
Total	500
Total purchase price	$2,344

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

The Hirschmann subsidiary group, which was included within the Automotive segment, qualified to be presented as a discontinued operation in accordance with ASC 205-20 beginning in the Company's Fiscal 2018 second quarter ending August 31, 2017. Voxx will not have any continuing involvement in the Hirschmann business subsequent to the Closing Date. Hirschmann and TE will not be related parties of the Company after the deconsolidation of Hirschmann.

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the net income from discontinued operations, net of tax, presented separately in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income:

Three Months Ended May 31,
2017
Net sales	$44,279
Cost of sales	30,685
Gross profit	13,594

Operating expenses:
Selling	1,382
General and administrative	6,996
Engineering and technical support	3,938
Total operating expenses	12,316
Operating income of discontinued operations	1,278

Other (expense) income:
Interest and bank charges (a)	(122)
Other, net	(12)
Total other expense of discontinued operations, net	(134)
Total income from discontinued operations before taxes	1,144
Income tax expense on discontinued operations	3,366
Loss from discontinued operations, net of taxes	$(2,222)
Loss per share - basic	$(0.09)
Loss per share - diluted	$(0.09)

(a) Includes an allocation of consolidated interest expense and interest expense directly related to debt assumed by the buyer. The allocation of consolidated interest expense was based upon the ratio of net assets of the discontinued operations to that of the Consolidated Company.

The following table presents supplemental cash flow information of the discontinued operation:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Three Months Ended May 31,
2017
Operating activities:
Depreciation and amortization expense	$1,406
Stock-based compensation expense	23

Investing activities:
Capital expenditures	$1,222

Non-cash investing and financing activities:
Capital expenditures funded by long-term obligations	$1,802

(3)    Net (Loss) Income Per Common Share

Basic net (loss) income per common share from continuing operations, net of non-controlling interest, is based upon the weighted-average common shares outstanding during the period. Diluted net (loss) income per common share from continuing operations, net of non-controlling interest reflects the potential dilution that would occur if common stock equivalent securities or other contracts to issue common stock were exercised or converted into common stock.

There are no reconciling items which impact the numerator of basic and diluted net (loss) income common share.  A reconciliation between the denominator of basic and diluted net (loss) income per common share is as follows:

	Three Months Ended May 31,
	2018	2017
Weighted-average common shares outstanding	24,316,103	24,160,324
Effect of dilutive securities:
Stock options, warrants and restricted stock	—	—
Weighted-average common shares and potential common shares outstanding	24,316,103	24,160,324

Restricted stock, stock options and warrants totaling 439,299 and 553,693 for the three months ended May 31, 2018 and 2017, respectively, were not included in the net (loss) income per diluted share calculation because the exercise price of these stock options and warrants was greater than the average market price of the Company’s common stock during these periods, or the inclusion of these components would have been anti-dilutive.

(4)    Investment Securities

As of May 31, 2018, and February 28, 2018, the Company had the following investments:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

			May 31, 2018
			Carrying Value
Investment Securities
Marketable Equity Securities
Mutual funds			$2,833
Total Marketable Equity Securities			2,833
Investment Held at Cost, Less Impairment			540
Total Investment Securities			$3,373

	February 28, 2018
	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value
Investment Securities
Marketable Equity Securities
Trading
Mutual funds	$3,620	$—	$3,620
Total Marketable Securities	3,620	—	3,620
Other Long-Term Investment at Cost	547	—	547
Total Investment Securities	$4,167	$—	$4,167

Long-Term Investments

Equity Securities

As required, in the first quarter of Fiscal 2019 the Company adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” ("ASU 2016-01"), which requires changes to the accounting for financial instruments that affect the Company’s equity investments and the presentation and disclosure for such instruments. Marketable equity securities previously classified as available-for-sale equity investments are now measured and recorded at fair value with changes in fair value recorded in the consolidated statement of operations. The impact of adopting ASU 2016-01 resulted in a cumulative effect adjustment of $24, which was recorded in other income (expense) in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended May 31, 2018, rather than in retained earnings, as it was not considered material to the Company's consolidated financial statements for the period.

Mutual Funds

The Company’s mutual funds are held in connection with its deferred compensation plan. Changes in the carrying value of these securities are offset by changes in the corresponding deferred compensation liability.

In determining whether equity securities are other than temporarily impaired ("OTTI"), the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost, along with factors including the length of time each security had been in an unrealized loss position, the extent of the decline and the near-term prospect for recovery. Additionally, on a quarterly basis, the Company is required to make a qualitative assessment of whether the investment is impaired. No impairment losses were incurred by the Company during the three months ended May 31, 2018 or 2017. Additionally, upon adoption of ASU 2016-01, changes in fair value of equity securities are now recorded within the Consolidated Statements of Operations, and as such, OTTI considerations are no longer made with respect to equity securities.

Investment Held at Cost, Less Impairment

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The Company's investment held at cost, less impairment, represents an investment in Fathom Systems Inc. ("Fathom"), a non-controlled corporation. On July 31, 2017, RxNetworks, a Canadian company in which Voxx held a cost method investment consisting of shares of the investee's preferred stock, was sold to a third party. In consideration for its holdings in RxNetworks on July 31, 2017, Voxx received cash, as well as a proportionate share of the value (consisting of preferred stock) in Fathom, a newly formed entity, formerly a subsidiary of RxNetworks. On March 1, 2018, the Company adopted ASU No. 2016-01. This guidance requires equity investments to be measured at fair value with changes in fair value recognized in net income.  Since it does not have a readily determinable market value, the Company has elected to measure its investment in Fathom at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. No adjustments have been made to the value of the Company’s investment in Fathom for the three months ended May 31, 2018 either due to impairment or based on observable price changes. The Company monitors any events or changes in circumstances that may have a significant adverse effect on the fair value of this investment and makes any necessary adjustments. As of May 31, 2018, the Company's investment in Fathom totaled $540, or 8.1% of the outstanding shares of this company.

During Fiscal 2018, the Company had an investment in 360fly, Inc., consisting of shares of the investee's preferred stock. The Company also issued a total of five senior secured notes to 360fly, Inc. during the fiscal year. One of the notes issued to the investee on February 28, 2018 was issued in the amount of, and in exchange for, the outstanding equity investment held by the Company on that date and as a result of this loan, all of the preferred stock shares of 360fly, Inc. owned by Voxx were canceled and the Company had no remaining investment in the equity of 360fly, Inc. as of May 31, 2018 or February 28, 2018. Interest on all of the notes accrues at 8%. The notes are due on August 31, 2019 and are convertible into equity at the option of the Company only. The total outstanding balance of the notes receivable from 360fly, Inc. at May 31, 2018 and February 28, 2018, net of allowances, is $12,588 and $10,888, respectively, and is included in other assets on the Consolidated Balance Sheet.

(5)    Fair Value Measurements and Derivatives

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
Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets measured at fair value on a recurring basis at May 31, 2018:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$49,827	$49,827	$—
Derivatives
Designated for hedging	$109	$—	$109
Investment securities:
Mutual funds	$2,833	$2,833	$—
Investment held at cost, less impairment (a)	540	—	—
Total investment securities	$3,373	$2,833	$—

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The following table presents assets and liabilities measured at fair value on a recurring basis at February 28, 2018:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$51,740	$51,740	$—
Derivatives
Designated for hedging	$(262)	$—	$(262)
Investment securities:
Trading securities	$3,620	$3,620	$—
Other investment at cost (a)	547	—	—
Total investment securities	$4,167	$3,620	$—

(a)	This balance represents an investment in a non-controlled corporation held at cost, less impairment (see Note 4). The fair value of this investment would be based upon Level 3 inputs.

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
Derivative Instruments
The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts ranges from 1 month - 9 months and are classified in the balance sheet according to their terms. The Company also has an interest rate swap agreement as of May 31, 2018 that hedges interest rate exposure related to the forecasted outstanding balance of its Florida Mortgage, with monthly payments due through March 2026. The swap agreement locks the interest rate on the debt at 3.48% (inclusive of credit spread) through the maturity date of the loan. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either assets or liabilities based on the fair value of the instruments at the end of the period.
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is recognized as incurred through other income (expense) in the Company's Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income and amounted to $33 for the three months ended May 31, 2018 and $(43) for the three months ended May 31, 2017.
Financial Statement Classification
The following table discloses the fair value as of May 31, 2018 and February 28, 2018 of derivative instruments:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Derivative Assets and Liabilities
		Fair Value
	Account	May 31, 2018	February 28, 2018
Designated derivative instruments
Foreign currency contracts	Prepaid expenses and other current assets	$133	$—
	Accrued expenses and other current liabilities	—	(227)

Interest rate swap agreements	Other long-term liabilities	(24)	(35)

Total derivatives		$109	$(262)
Cash flow hedges

During Fiscal 2018, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $7,200 and are designated as cash flow hedges at May 31, 2018. The current outstanding notional value of the Company's interest rate swap at May 31, 2018 is $8,483. For cash flow hedges, the effective portion of the gain or loss is reported as a component of Other Comprehensive Income (Loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges pertaining to continuing operations recorded during the three months ended May 31, 2018 and 2017 was as follows:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Three months ended
	May 31, 2018
	Pretax Gain(Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Gain (Loss)for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$366	$(235)	$33
Interest rate swaps	11	—	—

	Three months ended
	May 31, 2017
	Pretax Gain(Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Gain (Loss)for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$(733)	$274	$(43)
Interest rate swaps	(44)	—	—
The net income (loss) recognized in Other Comprehensive Income (Loss) for foreign currency contracts is expected to be recognized in cost of sales within the next twelve months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. As of May 31, 2018, no foreign currency contracts originally designated for hedge accounting were de-designated or terminated.

(6)    Accumulated Other Comprehensive (Loss) Income

The Company’s accumulated other comprehensive (loss) income consists of the following:

	Foreign Currency Translation (Losses) Gains	Unrealized (losses) gains on investments, net of tax (a)	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2018	$(13,027)	$(24)	$(786)	$(385)	$(14,222)
Other comprehensive (loss) income before reclassifications	(2,020)	—	36	280	(1,704)
Reclassified from accumulated other comprehensive income (loss)	—	24	—	162	186
Net current-period other comprehensive (loss) income	(2,020)	24	36	442	(1,518)
Balance at May 31, 2018	$(15,047)	$—	$(750)	$57	$(15,740)
(a) Pursuant to ASU 2016-01 adopted by the Company (see Note 4), beginning on March 1, 2018, changes in fair value of the Company's investments in equity investments are recorded in earnings.

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

During the three months ended May 31, 2018, the Company recorded tax expense (benefit) related to derivatives designated in a hedging relationship of $186 and pension plan adjustments of $0.

The other comprehensive income (loss) before reclassification of $(2,020) includes the remeasurement of intercompany transactions of a long-term investment nature of $(934) with certain subsidiaries whose functional currency is not the U.S. dollar, and $(1,086) from translating the financial statements of the Company's non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar.

(7)    Supplemental Cash Flow Information

The following is supplemental information relating to the Unaudited Consolidated Statements of Cash Flows, including continuing and discontinued operations:

	Three Months Ended May 31,
	2018	2017
Non-cash investing and financing activities:
Capital expenditures funded by long-term obligations	$—	$1,917
Cash paid during the period:
Interest (excluding bank charges)	$346	$1,299
Income taxes (net of refunds)	1,851	53

See Note 2 for additional supplemental cash flow information pertaining to discontinued operations.

(8)    Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Company’s Form 10-K for the fiscal year ended February 28, 2018.

A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates for a reason other than death, disability or retirement, prior to the release of the restrictions. The Company has a Supplemental Executive Retirement Plan (SERP), which was established in Fiscal 2014. Shares are granted based on certain performance criteria and vest on the later of three years from the date of grant, or the grantee reaching the age of 65 years. The shares will also vest upon termination of the grantee's employment by the Company without cause, provided that the grantee, at the time of termination, has been employed by the Company for at least 10 years, or as a result of the sale of all of the issued and outstanding stock, or all, or substantially all, of the assets of the subsidiary of which the grantee serves as CEO and/or President. When vested shares are issued to the grantee, the awards will be settled in shares or in cash, at the Company's sole option. The grantee cannot transfer the rights to receive shares before the restricted shares vest. There are no market conditions inherent in the award, only an employee performance requirement, and the service requirement that the respective employee continues employment with the Company through the vesting date.

The following table presents a summary of the Company's restricted stock activity for the three months ended May 31, 2018:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at February 28, 2018	439,299	$7.08
Granted	—	—
Forfeited	—	—
Balance at May 31, 2018	439,299	$7.08
Vested and unissued at May 31, 2018	117,049	$10.58

During the three months ended May 31, 2018 and 2017, the Company recorded $107 and $119, respectively, in stock-based compensation related to restricted stock awards for continuing operations. As of May 31, 2018, there was approximately $940 of unrecognized stock-based compensation expense related to unvested restricted stock awards.

(9)    Supply Chain Financing

The Company has supply chain financing agreements and factoring agreements that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The balances under the agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three months ended May 31, 2018, net of discounts, were $22,979, compared to $32,360 for the three months ended May 31, 2017.

(10)    Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $2,358 for the three months ended May 31, 2018, compared to $2,786 for the three months ended May 31, 2017, net of customer reimbursements, and are included in continuing operations within engineering and technical support expenses on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.

(11)    Goodwill and Intangible Assets

The change in goodwill pertaining to continuing operations by segment is as follows:

Automotive:	Amount
Beginning balance at March 1, 2018	$8,252
Activity during the period	—
Balance at May 31, 2018	$8,252

Gross carrying amount at May 31, 2018	$8,252
Accumulated impairment charge	—
Net carrying amount at May 31, 2018	$8,252

Premium Audio:
Beginning balance at March 1, 2018	$46,533
Activity during the period	—
Balance at May 31, 2018	$46,533

Gross carrying amount at May 31, 2018	$78,696
Accumulated impairment charge	(32,163)
Net carrying amount at May 31, 2018	$46,533

Total Goodwill, net	$54,785

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Note: The Company's Consumer Accessories segment did not carry a goodwill balance at May 31, 2018 or February 28, 2018.

At May 31, 2018, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$49,916	$27,385	$22,531
Trademarks/Tradenames	415	402	13
Developed technology	31,290	7,482	23,808
Patents	2,803	2,155	648
License	1,400	1,400	—
Contract	2,141	1,878	263
Total finite-lived intangible assets	$87,965	$40,702	47,263
Indefinite-lived intangible assets
Trademarks			101,012
Total net intangible assets			$148,275

At February 28, 2018, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$50,249	$26,807	$23,442
Trademarks/Tradenames	415	400	15
Developed technology	31,290	6,802	24,488
Patents	2,830	2,138	692
License	1,400	1,400	—
Contract	2,141	1,849	292
Total finite-lived intangible assets	$88,325	$39,396	48,929
Indefinite-lived intangible assets
Trademarks			101,391
Total net intangible assets			$150,320

The Company recorded amortization expense for continuing operations of $1,582 for the three months ended May 31, 2018, and $1,613 for the three months ended May 31, 2017. The estimated aggregate amortization expense for continuing operations for all amortizable intangibles for May 31 of each of the succeeding years is as follows:

Year	Amount
2019	$6,307
2020	6,253
2021	6,043
2022	5,892
2023	5,588

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

(12)    Equity Investment

As of May 31, 2018 and February 28, 2018, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	May 31, 2018	February 28, 2018
Current assets	$44,646	$42,318
Non-current assets	6,810	7,095
Current liabilities	7,002	5,699
Members' equity	44,454	43,714

	Three Months Ended May 31,
	2018	2017
Net sales	$25,081	$24,895
Gross profit	8,477	7,983
Operating income	3,579	3,573
Net income	3,628	3,606

The Company's share of income from ASA was $1,814 for the three months ended May 31, 2018 and $1,803 for the three months ended May 31, 2017, respectively.

(13)    Income Taxes

For the three months ended May 31, 2018, the Company recorded an income tax benefit from continuing operations of $1,113, which includes a discrete income tax benefit of $27 related to the accrual of interest for unrecognized tax benefits. For the three months ended May 31, 2017, the Company recorded an income tax benefit from continuing operations of $7,428, which includes a discrete income tax provision of $11 related to the accrual of interest for unrecognized tax benefits.

The effective tax rates for the three months ended May 31, 2018 and May 31, 2017 were an income tax benefit from continuing operations of 30.4% and an income tax benefit of 73.5%, respectively. The effective tax rate for the three months ended May 31, 2018 differs from the U.S. statutory rate of 21% primarily due to the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and the expected realization of certain deferred tax assets based on forecasted taxable income including deferred tax liabilities related to indefinite-lived intangible assets. Due to the modification providing for an indefinite carryforward of net operating losses arising in tax years beginning after December 31, 2017, future net operating losses are limited to 80% of taxable income in any given year, which limits the available source of taxable income provided by these deferred tax liabilities.

At May 31, 2018, the Company had an uncertain tax position liability from continuing operations of $2,163, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S. federal, state and local, and foreign tax issues.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB No. 118”), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act ("TCJA"). The purpose of SAB No. 118 was to address

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted. SAB No. 118 addresses situations in which the accounting is incomplete for certain income tax effects of the TCJA upon issuance of a company’s financial statements for the reporting period that includes the enactment date. SAB No. 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB No. 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment. The Company’s accounting for certain elements of the TCJA was incomplete as of the year ended February 28, 2018, and remains incomplete as of the quarter May 31, 2018; however, the Company was able to make reasonable estimates of the effects, and therefore, recorded provisional estimates for these items at May 31, 2018 and February 28, 2018.

(14)    Inventory

Inventories by major category are as follows:

	May 31, 2018	February 28, 2018
Raw materials	$28,909	$28,071
Work in process	2,546	2,485
Finished goods	86,889	87,436
Inventory, net	$118,344	$117,992

(15)    Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs. Liabilities for product warranties and product repair costs are included within accrued expenses and other current liabilities on the Consolidated Balance Sheets.

	Three Months Ended May 31,
	2018	2017
Opening balance	$6,233	$5,608
Liabilities acquired during acquisition	—	500
Liabilities accrued for warranties accrued during the period	1,500	2,032
Balances transferred (a)	(832)	—
Warranties paid during the period	(1,976)	(2,213)
Ending balance	$4,925	$5,927

(a) In conjunction with the implementation of ASC Topic 606, Revenue from Contracts with Customers (see Note 23), the Company recorded a refund liability, representing the amount of consideration received for products sold that the Company expects to refund to customers, as well as a corresponding return asset that reflects the Company's right to receive goods back from customers. The return asset is calculated as the carrying amount of goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value and is included in prepaid expenses and other current assets on the Unaudited Consolidated Balance Sheet at May 31, 2018. The balance above represents amounts that would reduce the value of inventory returned to the Company and has been reclassified to the return asset in order to properly reflect the value of the inventory the Company expects to receive back from customers.

(16)     Financing Arrangements

The Company has the following financing arrangements:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	May 31, 2018	February 28, 2018
Debt
Domestic credit facility (a)	$—	$—
Florida mortgage (b)	8,483	8,613
Euro asset-based lending obligation (c)	6,450	6,119
Schwaiger mortgage (d)	378	468
Voxx Germany mortgage (e)	3,305	3,665
Total debt	18,616	18,865
Less: current portion of long-term debt	8,010	7,730
Long-term debt	10,606	11,135
Debt issuance costs	2,453	2,659
Total long-term debt, net of debt issuance costs	$8,153	$8,476

(a)          Domestic Credit Facility

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000, and a term loan in the amount of $15,000. The Credit Facility also includes a $15,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 16(b)). In conjunction with the sale of Hirschmann on August 31, 2017 (see Note 2), the Company paid down substantially all of the outstanding balance of the revolving credit facility, as well as the entire outstanding balance of the term loan, which is not renewable. As of May 31, 2018, there was no balance outstanding under the revolving credit facility. The availability under the revolving credit line of the Credit Facility was $84,239 as of May 31, 2018.

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

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that swingline loans may only be designated as Base Rate Loans. Loans designated as LIBOR Rate Loans bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.75 - 2.25%. Loans designated as Base Rate loans bear interest at a rate equal to the applicable margin for Base Rate Loans of 0.75 - 1.25% as defined in the agreement. As of May 31, 2018, the weighted average interest rate on the facility was 5.50%.

The Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any Restricted Junior Payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Company's cash. As of May 31, 2018, the Company was in compliance with all debt covenants, including cash dominion.

The obligations under the loan documents are secured by a general lien on and security interest in substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles and inventory. The Company has guaranteed the obligations of the borrowers under the Credit Agreement.

Charges incurred on the unused portion of the Credit Facility during the three months ended May 31, 2018 totaled $147, compared to $61 during the three months ended May 31, 2017. These charges are included within interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company has deferred financing costs related to the Credit Facility and a previous amendment and modification of the Credit Facility. These deferred financing costs are included in long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance and are amortized through interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income over the five-year term of the Credit Facility. During both the three months ended May 31, 2018 and 2017, the Company amortized $198 of these costs. The net unamortized balance of these deferred financing costs as of May 31, 2018 is $2,213.

(b)    Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida.  Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. The Florida Mortgage bears interest at 70% of 1-month LIBOR plus 1.54% (3.52% at May 31, 2018) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The financial covenants of the Florida Mortgage are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, which are recorded as deferred financing costs and included in Long-term Debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and are being amortized through interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income over the ten-year term of the Florida Mortgage. The Company amortized $8 of these costs during the three months ended May 31, 2018 and $7 during the three months ended May 31, 2017, respectively. The net unamortized balance of these deferred financing costs as of May 31, 2018 is $241.

On July 20, 2015, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure related to the Florida Mortgage and pays a fixed rate of 3.48% under the swap agreement (See Note 4).

(c)          Euro Asset-Based Lending Obligation

Foreign bank obligations include a Euro accounts receivable factoring arrangement, which has a credit limit of up to 60% of eligible non-factored accounts receivable (see Note 9), and a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000 and expires on July 31, 2020 for the Company's subsidiary, VOXX Germany. The rate of interest for the factoring arrangement is the three-month Euribor plus 1.6% (1.25% at May 31, 2018) and the rate of interest for the ABL is the three-month Euribor plus 2.3% (1.95% at May 31,

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

2018). As of May 31, 2018, the amounts outstanding under these credit facilities, which are payable on demand, do not exceed their respective credit limits.

(d)          Schwaiger Mortgage

In January 2012, the Company's Schwaiger subsidiary purchased a building, entering into a mortgage note payable. The mortgage note bears interest at 3.75% and will be fully paid by December 2019.

(e)    Voxx Germany Mortgage

This balance represents a mortgage on the land and building housing Voxx Germany's headquarters in Pulheim, Germany, which was entered into in January 2013. The mortgage bears interest at 2.85%, payable in twenty-six quarterly installments through June 2019.

(17)     Other Income (Expense)

Other income (expense) is comprised of the following:

	Three Months Ended May 31,
	2018	2017
Foreign currency gain (loss)	$335	$(832)
Interest income	206	15
Rental income	121	144
Miscellaneous	(1)	(334)
Total other, net	$661	$(1,007)

(18)    Foreign Currency

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

Since January 2014, the Venezuelan government has created multiple alternative exchange rates designated to be used for the purchase of goods and services deemed non-essential. In March 2016, the former SIMADI exchange rate was replaced by the DICOM, a new floating exchange rate for non-essential imports. The Venezuelan government reported that the DICOM exchange rate would be allowed to float to meet market needs. In January 2018, the Venezuelan government eliminated the official government DIPRO exchange rate, stating that all currency transactions would now be carried out at the DICOM rate. As of May 31, 2018 and 2017, the DICOM rate was deemed to be the appropriate rate to use for remeasuring its Venezuelan subsidiary’s financial statements. As of May 31, 2018, the DICOM rate offered was approximately 80,000 bolivars to the U.S. dollar. Total net currency exchange losses of $(3) were recorded for the three months ended May 31, 2018 for Venezuela, as compared to $(84) for the three months ended May 31, 2017, and are included in other income (expense) on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Our investment in Venezuela mainly consists of $3,508 of properties that are currently being held for investment purposes. No impairments were recorded related to these properties during the three months ended May 31, 2018. The Company continues to monitor closely the continued economic instability, increasing inflation and currency restrictions imposed by the government and will continue to evaluate its local properties. Further devaluations or regulatory actions could impair the carrying value of these properties.

(19)     Lease Obligations

At May 31, 2018, the Company was obligated under non-cancelable operating leases for equipment, as well as warehouse and office facilities for minimum annual rental payments for continuing operations, as follows:

Operating Leases
2019	$1,383
2020	614
2021	414
2022	367
2023	211
Thereafter	195
Total minimum lease payments	$3,184

The Company has capital leases with a total lease liability of $1,278 at May 31, 2018. These leases have maturities through Fiscal 2021.

(20)     Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	May 31, 2018	February 28, 2018	May 31, 2018	February 28, 2018	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,938,100	21,938,100	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	2,168,094	2,168,094	N/A	N/A	N/A

(21)    Variable Interest Entities

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

On September 1, 2015, Voxx acquired a majority voting interest in substantially all of the assets and certain specified liabilities of EyeLock, Inc. and EyeLock Corporation, a market leader of iris-based identity authentication solutions, through a newly-formed entity, EyeLock LLC. In connection with the acquisition, the Company entered into a Loan Agreement with EyeLock LLC. The terms of the Loan Agreement allowed EyeLock LLC to borrow funds for working capital purposes. During Fiscal 2017 and Fiscal 2018, the Company issued four convertible promissory notes to EyeLock LLC, allowing the entity to borrow additional funds. On April 1, 2018, all outstanding promissory notes were amended and restated with Voxx issuing a consolidated convertible promissory note to EyeLock LLC to borrow up to $39,000. The promissory note bears interest at 10% and can be used to repay protective advances and to fund working capital requirements of the company. The amended and restated promissory note is due on February 28, 2019. The outstanding principal balance of this promissory note is convertible at the sole option of Voxx into units of EyeLock LLC. If Voxx chooses not to convert into equity, the outstanding loan principal of the amended and restated promissory note will be repaid at a multiple of 1.50 based on the repayment date. The agreement includes customary events of default and is collateralized by all of the property of EyeLock LLC.

We determined that we hold a variable interest in EyeLock LLC as a result of:

•our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and

•the loan agreement with EyeLock LLC, which has a total outstanding balance of $37,106 as of May 31, 2018.
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

Assets and Liabilities of EyeLock LLC
The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheets as of May 31, 2018 and February 28, 2018:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	May 31, 2018	February 28, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$125	$(101)
Accounts receivable, net	243	128
Inventory, net	(10)	(119)
Receivables from vendors	1	—
Prepaid expenses and other current assets	63	117
Total current assets	422	25
Property, plant and equipment, net	166	186
Intangible assets, net	35,360	36,126
Other assets	242	119
Total assets	$36,190	$36,456
Liabilities and Partners' Equity
Current liabilities:
Accounts payable	$6,604	$4,610
Accrued expenses and other current liabilities	1,049	2,557
Current portion of debt	37,106	—
Total current liabilities	44,759	7,167
Long-term debt	—	33,722
Other long-term liabilities	1,200	1,200
Total liabilities	45,959	42,089
Commitments and contingencies
Partners' equity:
Capital	41,416	41,416
Retained earnings	(51,185)	(47,049)
Total partners' equity	(9,769)	(5,633)
Total liabilities and partners' equity	$36,190	$36,456

Revenue and Expenses of EyeLock LLC
The following table sets forth the revenues and expenses of EyeLock LLC that were included in our Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended May 31, 2018 and 2017, respectively:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Three Months Ended May 31,
	2018	2017
Net sales	$123	$64
Cost of sales	10	(22)
Gross profit	113	86
Operating expenses:
Selling	328	593
General and administrative	1,226	1,658
Engineering and technical support	1,790	2,033
Total operating expenses	3,344	4,284
Operating loss	(3,231)	(4,198)
Interest and bank charges	(905)	(609)
Loss before income taxes	(4,136)	(4,807)
Income tax expense	—	—
Net loss	$(4,136)	$(4,807)

(22)    Segment Reporting

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

Segment data for each of the Company's segments are presented below:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Automotive	Premium Audio	Consumer Accessories	Corporate/ Eliminations	Total
Three Months Ended May 31, 2018
Net sales	$39,646	$32,389	$28,743	$77	$100,855
Equity in income of equity investees	1,814	—	—	—	1,814
Interest expense and bank charges	245	1,791	1,790	(2,726)	1,100
Depreciation and amortization expense	239	836	1,113	774	2,962
Income (loss) before income taxes	4,514	1,646	(7,468)	(2,357)	(3,665)

Three Months Ended May 31, 2017
Net sales	$37,023	$37,728	$39,928	$144	$114,823
Equity in income of equity investees	1,803	—	—	—	1,803
Interest expense and bank charges	86	1,944	1,712	(1,950)	1,792
Depreciation and amortization expense	269	883	1,164	723	3,039
Income (loss) before income taxes	3,546	(3,871)	(7,125)	(2,662)	(10,112)

(23)    Revenue from Contract with Customers

On March 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, and all the related amendments (“ASC Topic 606”), using the modified retrospective method. In addition, we elected to apply certain of the permitted practical expedients within the revenue recognition guidance and make certain accounting policy elections, including those related to significant financing components, sales taxes and shipping and handling activities. Most of the changes resulting from the adoption of ASC Topic 606 on March 1, 2018 were changes in presentation within the Unaudited Consolidated Balance Sheet. Therefore, while we made adjustments to certain opening balances on our March 1, 2018 Unaudited Consolidated Balance Sheet, we made no adjustment to opening Retained Earnings. We expect the impact of the adoption of ASC Topic 606 to be immaterial to our net income on an ongoing basis; however, adoption did increase the level of disclosures concerning our net sales. Results for reporting periods beginning March 1, 2018 are presented under the new guidance, while prior period amounts continue to be reported in accordance with previous guidance without revision.
Revenue from Contracts with Customers
The core principle of ASC Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. We apply the FASB’s guidance on revenue recognition, which requires us to recognize the amount of revenue and consideration that we expect to receive in exchange for goods and services transferred to our customers. To do this, the Company applies the five-step model prescribed by the FASB, which requires us to: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy a performance obligation.
We account for a contract or purchase order when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the product passes to the customer, which is upon shipment, unless otherwise specified within the customer contract or on the purchase order as delivery, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations related to timing of product shipment that will be satisfied in different accounting periods. When that is the case, revenue is deferred until each performance obligation is met. No performance obligation related amounts were deferred as of May 31, 2018. Within our Automotive segment, while the majority of the contracts we enter into with Original Equipment Manufacturers (“OEM”) are long-term supply arrangements, the performance obligations are established by the enforceable contract, which is generally considered to be the purchase order. The purchase orders are of durations less than one year. As such, the Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed.

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis.
Performance Obligations
The Company’s primary source of revenue is derived from the manufacture and distribution of premium audio, consumer accessories, and automotive products. Our consumer accessories products primarily consist of finished goods sold to retail customers, while our premium audio products primarily consist of finished goods sold to both retail and commercial customers. Our automotive products are sold both to OEM and aftermarket customers. The majority of the products sold to our automotive customers are manufactured by the Company. We recognize revenue for sales to our customers when transfer of control of the related good or service has occurred. All of our revenue was recognized under the point in time approach for the three months ended May 31, 2018. Contract terms with certain of our OEM customers could result in products and services being transferred over time as a result of the customized nature of some of our products, together with contractual provisions in the customer contracts that provide us with an enforceable right to payment for performance completed to date; however, under typical terms, we do not have the right to consideration until the time of shipment from our manufacturing facilities or distribution centers, or until the time of delivery to our customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to our right to consideration at the time of shipment or delivery.
Our typical payment terms vary based on the customer and the type of goods and services in the contract or purchase order. The period of time between invoicing and when payment is due is not significant. Amounts billed and due from our customers are classified as receivables on the Unaudited Consolidated Balance Sheet. As our standard payment terms are less than one year, we have elected the practical expedient under ASC paragraph 606-10-32-18 to not assess whether a contract has a significant financing component.
Our customers take delivery of goods, and they are recognized as revenue at the time of transfer of control to the customer, which is usually at the time of shipment, unless otherwise specified in the customer contract or purchase order. This determination is based on applicable shipping terms, as well as the consideration of other indicators, including timing of when the Company has a present right to payment, when physical possession of products is transferred to customers, when the customer has the significant risks and rewards of ownership of the asset, and any provisions in contracts regarding customer acceptance.
While unit prices are generally fixed, we provide variable consideration for certain of our customers, typically in the form of promotional incentives at the time of sale. We utilize the most likely amount consistently to estimate the effect of uncertainty on the amount of variable consideration to which we would be entitled. The most likely amount method considers the single most likely amount from a range of possible consideration amounts. The most likely amounts are based upon the contractual terms of the incentives and historical experience with each customer. We record estimates for cash discounts, promotional rebates, and other promotional allowances in the period the related revenue is recognized (“Customer Credits”). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are presented within accrued sales incentives on the Unaudited Consolidated Balance Sheet. Actual Customer Credits have not differed materially from estimated amounts for each period presented. Amounts billed to customers for shipping and handling are included in net sales and costs associated with shipping and handling are included in cost of sales. We have concluded that our estimates of variable consideration are not constrained according to the definition within the new standard. Additionally, the Company applies the practical expedient in ASC paragraph 606-10-25-18B and accounts for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment activity, rather than a separate performance obligation.
With the adoption of ASC Topic 606, we reclassified certain amounts related to variable consideration. Under ASC Topic 606, we are required to present a refund liability and a return asset within the Unaudited Consolidated Balance Sheet, whereas in periods prior to adoption, we presented the estimated margin impact of expected returns as a contra-asset within accounts receivable. The changes in the refund liability are reported in net sales, and the changes in the return asset are reported in cost of sales in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income. As a result, the balance sheet presentation was adjusted beginning in Fiscal 2019. As of May 31, 2018, the balance of the return asset is $1,654 and the balance of the refund liability is $3,906, and they are presented within prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, on the Unaudited Consolidated Balance Sheet.
We warrant our products against certain defects in material and workmanship when used as designed, which primarily range from 30 days to 3 years. We offer limited lifetime warranties on certain products, which limit the customer’s remedy to the repair or replacement of the defective product or part for the designated lifetime of the product, or for the life of the vehicle for the original owner, if it is an automotive product. We do not sell extended warranties.
Contract Balances

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company has no contract assets or contract liability balances at May 31, 2018.
Disaggregation of Revenue
The Company operates in three reportable segments: Automotive, Premium Audio and Consumer Accessories. ASC Topic 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales are disaggregated accordingly for the three months ended May 31, 2018 and 2017:

	Three Months Ended May 31,
	2018	2017

Automotive Segment
Original Equipment Manufacturer Customers	$23,085	$19,809
Aftermarket Customers	16,561	17,214
Total Automotive Segment	39,646	37,023

Premium Audio Segment
Retail Customers	31,204	36,083
Commercial Customers	1,185	1,645
Total Premium Audio Segment	32,389	37,728

Consumer Accessories Segment
Retail Customers	28,743	39,928
Total Consumer Accessories Segment	28,743	39,928

Corporate/Eliminations	77	144

Total Net Sales	$100,855	$114,823

(24)    Contingencies

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

The Company has been a plaintiff in a counterfeit lawsuit with ePro ("the Defendant") in the United States District Court for the Southern District of New York. On September 30, 2016, the judge in the lawsuit awarded the Company $2,681. On January 25, 2018, the United States Court of Appeals for the Second Circuit affirmed the District Court judgment and denied the Defendant's petition for appeal. The Defendant's time to appeal to the United States Supreme Court has expired and the award is final as of May 31, 2018. The Company has recorded $2,076 of this settlement as a reduction of general and administrative expense on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended May 31, 2018 and $605 as an offset against prepaid legal fees recorded in prior periods.

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

(25)    New Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenues from Contracts with Customers (Topic 606)," which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements comprehensive information about the nature, amounts, timing and uncertainty of revenue and cash flows arising from a company's contracts with customers. ASU 2014-09 defines a five-step process to achieve this core principle and in doing so, it is possible that more judgment and estimates may be required within the revenue recognition process than were required under previous guidance, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to separate performance obligations, among others. The new standard was effective for the Company beginning March 1, 2018. The FASB issued four subsequent standards in 2016 containing implementation guidance related to the new standard. These standards provided additional guidance related to principal versus agent considerations, licensing, and identifying performance obligations. Additionally, these standards provided narrow-scope improvements and practical expedients as well as technical corrections and improvements.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company has adopted the standard using the modified retrospective method effective March 1, 2018. The adoption of ASC Topic 606 did not have a material impact on the Company's business process, internal controls, systems, consolidated financial condition, results of operations or cash flows. As such, a cumulative effective adjustment was not recorded to opening retained earnings. See Note 23 for information concerning the Company's revenue recognition policy.

In January 2016, the FASB issued ASU 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities," which amends certain aspects of recognition, measurement, presentation and disclosure of financial instruments. This amendment requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  This standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  This standard was effective for the Company's quarter ended May 31, 2018 and did not have a material impact on the consolidated financial statements. In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” These amendments clarify the guidance in ASU No. 2016-01, on the following issues (among other things): Equity Securities without a Readily Determinable Fair Value-Discontinuation; Equity Securities without a Readily Determinable Fair Value Adjustments; Forward Contracts and Purchase Options; and Transition Guidance for Equity Securities without a Readily Determinable Fair Value. The amendments in this ASU are effective in conjunction with the adoption of ASU No. 2016-01. The adoption of these updates did not have a material impact on our consolidated financial statements (see Note 4).

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments," which addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

permitted. This standard was effective for the quarter ended May 31, 2018 and did not have a material impact on the Company's consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which is intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This update removes the current exception in GAAP prohibiting entities from recognizing current and deferred income tax expenses or benefits related to transfer of assets, other than inventory, within the consolidated entity. The current exception to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. The amendments in this update are effective for public entities for annual reporting periods beginning after December 15, 2017. This standard was effective for the quarter ended May 31, 2018 and did not have a material impact on the Company's consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230)" to reduce diversity in practice related to the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. The revised guidance requires that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance will be applied on a retrospective basis beginning with the earliest period presented. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2017. This standard was effective for the quarter ended May 31, 2018 and did not have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business," with the objective to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets versus businesses. The amendments in ASU 2017-01 provide a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen is expected to reduce the number of transactions that need to be further evaluated. If the screen is not met, the amendments in ASU 2017-01 (i) require that to be considered a business, a set of assets and liabilities acquired must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output; and (ii) remove the evaluation of whether a market participant could replace missing elements. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2017 and should be applied prospectively. Early adoption is permitted for transactions for which the acquisition date occurs before the issuance date of ASU 2017-01, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. This standard was effective for the quarter ended May 31, 2018 and did not have a material impact on the Company's consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, "Compensation-Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." The new standard requires that an employer disaggregate the service cost component of net benefit cost. Also, these amendments provide guidance on how to present the service cost component and the other components of net benefit costs in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The guidance is effective for fiscal years beginning after December 15, 2017. This standard was effective for the quarter ended May 31, 2018 and did not have a material impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting," which amends the scope of modification accounting for share-based payment arrangements. The standard provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The new standard is effective for annual periods beginning after December 15, 2017 and interim periods within those years. This standard was effective for the quarter ended May 31, 2018 and did not have a material impact on the Company's consolidated financial statements.

Standards Issued Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company will adopt this guidance beginning with its first quarter ended May 31, 2019. The Company has established a task force, comprised of multiple functional groups inside the Company and is currently in the process of evaluating critical components of ASC Topic 842 and the potential impact of the guidance on the Company's financial position, results of operations and cash flows. Based on the preliminary work completed, the Company is considering the potential implications of the new standard in determining the discount rate to be used in valuing new and existing leases, procedural and operational changes that may be necessary to comply with the provisions of the guidance and all applicable financial statement disclosures required by the guidance, all of which are areas that could be impacted by adoption of the ASC. At this time, the Company has not completed its full evaluation; however, it believes the adoption of ASC Topic 842 will have a material impact on the total assets and total liabilities reported on the Company's Consolidated Balance Sheets.

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

The effects of changes in tax laws are required to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the TCJA’s provisions, the FASB issued ASU 2018-06, "Income Taxes (Topic 740)," pursuant to the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows companies to record the tax effects of the TCJA on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three months ended May 31, 2018 compared to the three months ended May 31, 2017. Next, we present EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share attributable to Voxx for the three months ended May 31, 2018 compared to the three months ended May 31, 2017 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

Unless specifically indicated otherwise, all amounts presented in our MD&A below are in thousands, except share and per share data.

Business Overview

VOXX International Corporation ("Voxx," "We," "Our," "Us" or the "Company") is a leading international manufacturer and distributor in the Automotive, Premium Audio and Consumer Accessories industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through sixteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., VOXX German Holdings GmbH ("Voxx Germany"), Audiovox Canada Limited, Voxx Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Klipsch Holding LLC ("Klipsch"), Omega Research and Development, LLC ("Omega"), Voxx Automotive Corp., and Audiovox Websales LLC, as well as a majority owned subsidiary, EyeLock LLC ("EyeLock"). We market our products under the Audiovox® brand name and other brand names and licensed brands, such as 808®, AR for Her, Acoustic Research®, Advent®, Ambico®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energy®, Heco®, Incaar™, Invision®, Jamo®, Klipsch®, Mac Audio™, Magnat®, Mirage®, myris®, Oehlbach®, Omega®, Phase Linear®, Prestige®, Project Nursery®, RCA®, RCA Accessories, Recoton®, Rosen®, Schwaiger®, Terk® and Voxx Automotive, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products and 360Fly® Action Cameras.

On August 31, 2017, the Company completed its sale of Hirschmann Car Communication GmbH and its subsidiaries. See Note 2 for more details of this transaction.

Reportable Segments

The Company operates in three segments based upon our products and internal organizational structure. The operating segments consist of the Automotive, Premium Audio and Consumer Accessories segments. See Note 22 to the Company's Consolidated Financial Statements for segment information.

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

On August 31, 2017 (the "Closing Date"), the Company completed its sale of Hirschmann Car Communication GmbH and its subsidiaries (collectively, “Hirschmann”) to a subsidiary of TE Connectivity Ltd ("TE"). The consideration received by the Company was €148,500. The purchase price, at the exchange rate as of the close of business on the Closing Date approximated $177,000 and is subject to adjustment based upon the final working capital. The Hirschmann subsidiary group, which was included within the Automotive segment, qualified to be presented as a discontinued operation in accordance with ASC 205-20 beginning in the Company's Fiscal 2018 second quarter ending August 31, 2017. Financial results of the discontinued operation for the three months ended May 31, 2017 were as follows:

Three Months Ended May 31,
2017
Net sales of discontinued operations	$44,279
Income from discontinued operations, net of tax	(2,222)
Income from discontinued operations per diluted share	$(0.09)

Details of the disposition are outlined in Note 2 of this report.

Critical Accounting Policies and Estimates

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; sales incentives; accounts receivable reserves; inventory reserves; goodwill and other intangible assets; warranties; stock-based compensation; income taxes; and the fair value measurements of financial assets and liabilities.  A summary of the Company's critical accounting policies is identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the fiscal year ended February 28, 2018. Since February 28, 2018, there have been no changes in our critical accounting policies or changes to the assumptions and estimates related to them with the exception of revenue recognition. Refer to Note 23 for discussion of the Company's accounting policy for revenue from contracts with customers resulting from the adoption of ASC Topic 606, Revenue from Contracts with Customers on March 1, 2018.

Results of Operations

As you read this discussion and analysis, refer to the accompanying Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income, which present the results of our operations for the three months ended May 31, 2018 and 2017.

The following tables set forth, for the periods indicated, certain statements of operations data from continuing operations for the three months ended May 31, 2018 and 2017, and therefore excludes all income statement activity of the discontinued operation.

Net Sales

	May 31,
	2018	2017	$ Change	% Change
Three Months Ended:
Automotive	$39,646	$37,023	$2,623	7.1%
Premium Audio	32,389	37,728	(5,339)	(14.2)
Consumer Accessories	28,743	39,928	(11,185)	(28.0)
Corporate	77	144	(67)	(46.5)
Total net sales	$100,855	$114,823	$(13,968)	(12.2)%

Automotive sales represented 39.3% of the net sales for the three months ended May 31, 2018, compared to 32.2% in the prior year period. Within the Company's OEM manufacturing lines, there was an increase in sales during the three months ended May 31, 2018 as compared to the prior year, related to new headrest programs that began at the end of the third quarter of Fiscal 2018. Further, during Fiscal 2018, additional vehicle models were added to the Company's existing programs with Subaru and during the three months ended May 31, 2018, the Company experienced an increase in sales related to these programs as a result of stronger year over year sales of these vehicles. As an offset to these increases, the Company experienced a decrease in automotive sales during the three months ended May 31, 2018 due to the continued decline in satellite radio sales, both as a result of most vehicles being built equipped with these products as standard vehicle options, as well as due to a significant sales promotion offered by the Company during the first quarter of Fiscal 2018 that did not repeat during the current fiscal period.

Premium Audio sales represented 32.1% of our net sales for the three months ended May 31, 2018, compared to 32.9% in the respective prior year period. The decrease in sales is primarily due to several close out promotions on certain soundbar models and Bluetooth speakers offered in the prior year as a result of product overstock, as well as product phase outs to make room for newer product lines, which did not repeat in the current year. The Company also experienced a decrease in sales in its European market as a result of the timing of certain customer orders, as well as a change in its sales channel strategy with one of its e-commerce vendors that has temporarily delayed sales. As an offset to these decreases, the Company experienced a modest increase in sales of its home entertainment speakers during the three months ended May 31, 2018 due to new promotions offered during the current year period on existing product lines, as well as an increase in sales of the Company's newest lines of in-wall and in-ceiling architectural speaker products that began launching in the second half of Fiscal 2018.

Consumer Accessory sales represented 28.5% of our net sales for the three months ended May 31, 2018, compared to 34.8% in the comparable prior year period. The Company experienced a decrease in sales of wireless speakers during the three months ended May 31, 2018 due in part to the timing of customer orders. One of the Company's major customers placed large orders during the first quarter of Fiscal 2018 and the timing of this order for the current year was placed earlier and was thus captured in the Company's Fiscal 2018 fourth quarter rather than in the first quarter of Fiscal 2019. Additionally, certain customers placed large load in orders of new wireless speaker product lines during the three months ended May 31, 2017, and certain promotional programs were offered that did not repeat in the first quarter of Fiscal 2019, all contributing to an overall decrease in wireless speaker sales. The Company also saw a decrease in sales of reception products, such as antennas, primarily as a result of the phase out of older lines to make room for new reception products, as well as due to pricing competition. There was also a modest decrease in sales of hook-up products; remotes; headphones; digital audio products; and power products, such as cables and surge protectors, due to competition, changes in demand and changes in technology during the three months ended May 31, 2018. Within the European market, the Company experienced a decrease in sales primarily as a result of a change in its sales channel strategy with one of its e-commerce vendors that has temporarily delayed sales. Offsetting these decrease was a slight increase in the Company's Project Nursery baby products, as well as its new karaoke product.

Gross Profit and Gross Margin Percentage

	May 31,
	2018	2017	$ Change	% Change
Three Months Ended:
Automotive	$9,999	$10,317	$(318)	(3.1)%
	25.2%	27.9%
Premium Audio	11,030	10,175	855	8.4
	34.1%	27.0%
Consumer Accessories	6,563	9,503	(2,940)	(30.9)
	22.8%	23.8%
Corporate	85	149	(64)	(43.0)
	$27,677	$30,144	$(2,467)	(8.2)%
	27.4%	26.3%

Gross margins in the Automotive segment decreased 270 basis points for the three months ended May 31, 2018 as compared to the prior year. The main driver of the margin decline was within the Company's OEM business. While OEM sales increased during the three months ended May 31, 2018 as a result of new headrest programs that started in the third quarter of Fiscal 2018, the sales from these programs earned lower margins in comparison to previous headrest programs. This was partially offset by a decrease in sales of lower margin products, such as satellite radio fulfillments during the three months ended May 31, 2018.

Gross margins in the Premium Audio segment increased 710 basis points for the three months ended May 31, 2018 as compared to the prior year period. During the three months ended May 31, 2017, the segment experienced increases in sales of certain soundbar and Bluetooth speaker products as a result of heavy close out promotions; however, these promotions drove down margins for these products significantly in Fiscal 2018. Such promotions were not repeated during the three months ended May 31, 2018 and although sales of these products decreased for the period, their margins increased. The segment also experienced a modest increase in sales of its higher margin home entertainment speakers and systems. As an offset to these increases, the segment also experienced lower sales of its higher margin commercial speakers during the three months ended May 31, 2018.

Gross margins in the Consumer Accessories segment decreased 100 basis points for the three months ended May 31, 2018, as compared to the prior year period. For the three months ended May 31, 2018, margins were negatively impacted by decreased sales of wireless speakers, which generate higher margins for the Company, as well as other high margin products, including reception and hookup products. Offsetting these decreases was an increase in margins related to remotes due to air freight charges incurred in the prior year related to a unanticipated significant demand for certain remote products during the three months ended May 31, 2017. Although sales of remote products decreased for the three months ended May 31, 2018, the absence of these additional freight expenses caused an improvement to the segment's margins.

Operating Expenses

	May 31,
	2018	2017	$ Change	% Change
Three Months Ended:
Operating expenses:
Selling	$10,694	$12,409	$(1,715)	(13.8)%
General and administrative	16,112	20,197	(4,085)	(20.2)
Engineering and technical support	5,911	6,654	(743)	(11.2)
Total operating expenses	$32,717	$39,260	$(6,543)	(16.7)%

Total operating expenses have decreased for the three months ended May 31, 2018 as compared with the prior year period. Selling expenses decreased during the three months ended May 31, 2018 primarily due to lower salaries and commissions resulting from headcount reductions, lower bonus accruals and lower sales for the quarter. Advertising expenses decreased as a result of lower spending on certain public relations activities and the elimination of several display units that had been in use in the prior year period. Additionally, trade show related expenses decreased as a result of reduced spending on trade shows attended by the Company, as well as the decision not to attend certain other trade shows in the current year. As an offset to these decreases in selling expenses, the Company experienced an increase in online platform fees related to web advertising for online sales. Within general and administrative expenses, the Company experienced a decrease in these expenses for the three months ended May 31, 2018 primarily as a result of a decline in professional expenses due to a favorable outcome in a lawsuit that resulted in the Company being reimbursed for certain professional fees and disbursements, as well as lower legal services during the period as compared to the prior year. There was also a decline in salaries, travel and entertainment, and office expenses as a result of headcount reductions, as well as cost cutting measures to reduce certain T&E and variable office spending. Within engineering and technical support, the Company experienced expense decreases during the three months ended May 31, 2018 primarily due to headcount reductions, as well as the timing of the completion of projects and the start of new ones, resulting in a net decrease to research and development expense.

Other Income (Expense)

	May 31,
	2018	2017	$ Change	% Change
Three Months Ended:
Interest and bank charges	$(1,100)	$(1,792)	$692	(38.6)%
Equity in income of equity investees	1,814	1,803	11	0.6
Other, net	661	(1,007)	1,668	(165.6)
Total other (expense) income	$1,375	$(996)	$2,371	(238.1)%

Interest and bank charges represent expenses for the Company's bank obligations, interest and fees related to supply chain financing agreements and factoring agreements, interest related to capital leases and amortization of debt issuance costs. The decrease in these expenses for the three months ended May 31, 2018 is due to the fact that the Company did not carry an outstanding balance on its Credit Facility during the period after repaying the entire outstanding balance of the Credit Facility following the sale of Hirschmann on August 31, 2017.

Equity in income of equity investees represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA") and was relatively unchanged for the three months ended May 31, 2018 as compared to the prior year.

Other, net, during the three months ended May 31, 2018 primarily includes net foreign currency gains of $335, interest income of $206, and rental income of $121, while Other, net, during the three months ended May 31, 2017, primarily included foreign currency losses of $(832), interest income of $15, and rental income of $144.

Income from Discontinued Operations

On August 31, 2017, the Company completed its sale of Hirschmann to a subsidiary of TE. The consideration received by the Company was €148,500. The purchase price, at the exchange rate as of the close of business on August 31, 2017, approximated $177,000 and is subject to adjustment based upon the final working capital. For the three months ended May 31, 2018, there was no income from discontinued operations and no operating income, as all sales and operations relating to the discontinued operation ceased following the sale of Hirschmann on August 31, 2017. For the three months ended May 31, 2017, income from discontinued operations consisted primarily of operating income of $1,278. Operating income for the Company's discontinued operation for the three months ended May 31, 2017 was comprised primarily of tuner and antenna sales.

Income Tax Provision

The effective tax rate for the three months ended May 31, 2018 was an income tax benefit of 30.4%, compared to an income tax benefit of 73.5%, in the comparable prior year period. The effective tax rate for the three months ended May 31, 2018 differs from the statutory rate of 21% primarily due to the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and the expected realization of certain deferred tax assets based on forecasted income including deferred tax liabilities related to indefinite-lived intangible assets. Due to the modification providing for an indefinite carryforward of net operating losses arising in tax years beginning after December 31, 2017, future net operating losses are limited to 80% of taxable income in any given year, which limits the available source of taxable income provided by these deferred tax liabilities.

The effective tax rate for the three months ended May 31, 2017 differed from the statutory rate of 35% primarily due to a mix of domestic and foreign earnings, and an income tax provision resulting from the increase in deferred tax liabilities related to indefinite-lived intangibles.

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

	Three Months Ended May 31,
	2018	2017
Net loss attributable to VOXX International Corporation	$(939)	$(3,031)
Adjustments:
Interest expense and bank charges (1)	747	1,676
Depreciation and amortization (1)	2,654	4,137
Income tax benefit	(1,113)	(4,063)
EBITDA	1,349	(1,281)
Stock-based compensation	107	142
Adjusted EBITDA	$1,456	$(1,139)
Diluted loss per common share attributable to VOXX International Corporation	$(0.04)	$(0.13)
Diluted Adjusted EBITDA per common share attributable to VOXX International Corporation	$0.06	$(0.05)

(1) For purposes of calculating Adjusted EBITDA for the Company, interest expense and bank charges, as well as depreciation and amortization, have been adjusted in order to exclude the non-controlling interest portion of these expenses attributable to EyeLock LLC.

(2) EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share in this presentation are based on a reconciliation to Net income attributable to VOXX International Corporation, which includes net (loss) income from both continuing and discontinued operations for all periods presented, as the Company sold its Hirschmann subsidiary on August 31, 2017.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of May 31, 2018, we had working capital of $167,172 which includes cash and cash equivalents of $49,827, compared with working capital of $170,472 at February 28, 2018, which included cash and cash equivalents of $51,740. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions, or to further pay down our debt. As of May 31, 2018, we had cash amounts totaling $391 held in foreign bank accounts, none of which would be subject to United States federal income taxes if made available for use in the United States. The Tax Cuts and Jobs Act provides a 100% participation exemption on dividends received from foreign corporations after January 1, 2018 as the United States has moved away from a worldwide tax system and closer to a territorial system for earnings of foreign corporations.

Operating activities provided cash of $3,285 for the three months ended May 31, 2018, principally due to a decrease in the Company's accounts receivables, which was offset by increases in receivables from vendors and decreases in accrued expenses and accrued sales incentives. For the three months ended May 31, 2017, operating activities provided cash of $427 due primarily to increases in the Company's accounts payable, accrued expenses, and other liabilities, which was offset by an increase in the Company's inventory and prepaid expenses.

Investing activities used cash of $1,878 during the three months ended May 31, 2018 primarily as a result of the issuance of notes receivable to 360fly, Inc. (see Note 4). For the three months ended May 31, 2017, investing activities used cash of $4,620, primarily as a result of capital additions, as well as the acquisition of Rosen Electronics LLC.

Financing activities provided cash of $146 and $3,890 during the three months ended May 31, 2018 and May 31, 2017, respectively, primarily due to borrowings of bank obligations, net of repayments.

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000, and a term loan in the amount of $15,000. The Credit Facility also includes a $15,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 16(b)). In conjunction with the sale of Hirschmann on August 31, 2017 (see Note 2), the Company paid down substantially all of the outstanding balance of the revolving credit facility, as well as the entire outstanding balance of the term loan, which cannot be renewed. As of May 31, 2018, there was no balance outstanding under the revolving credit facility. The availability under revolving credit line of the Credit Facility was $84,239 as of May 31, 2018.

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

The Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any Change of Control; (ix) make any Restricted Junior Payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash.

The obligations under the loan documents are secured by a general lien on and security interest in substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles and inventory. The Company has guaranteed the obligations of the borrowers under the Credit Agreement.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At May 31, 2018, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period (9)
		Less than	2-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$1,278	$426	$779	$73	$—
Operating leases (2)	3,184	1,383	1,028	578	195
Total contractual cash obligations	$4,462	$1,809	$1,807	$651	$195

Other Commitments
Bank obligations (3)	$6,450	$6,450	$—	$—	$—
Stand-by and commercial letters of credit (4)	1,082	1,082	—	—	—
Other (5)	12,166	1,560	3,624	999	5,983
Contingent earn-out payments and other (6)	407	219	188	—	—
Pension obligation (7)	666	—	—	—	666
Unconditional purchase obligations (8)	68,796	68,796	—	—	—
Total other commitments	89,567	78,107	3,812	999	6,649
Total commitments	$94,029	$79,916	$5,619	$1,650	$6,844

1.
Represents total principal payments due under capital lease obligations which have a total current (included in other current liabilities) and long-term principal balance of $426 and $852, respectively, at May 31, 2018.

2.	We enter into operating leases in the normal course of business.

3.	Represents amounts outstanding under the Voxx Germany Euro asset-based lending facility at May 31, 2018.

4.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.

5.	This amount includes balances outstanding under loans and mortgages for our manufacturing facility in Florida and for facilities purchased at Schwaiger and Voxx Germany.

6.	Represents contingent consideration payments due in connection with the Rosen acquisition, as well as profit sharing payments related to Invision.

7.	Represents the liability for an employer defined benefit pension plan covering certain eligible employees of Voxx Germany.

8.
Open purchase obligations represent inventory commitments.  These obligations are not recorded in the consolidated financial statements until commitments are fulfilled given that such obligations are subject to change based on negotiations with manufacturers.

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and possible future public or private debt and/or equity offerings.  At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which transactions may require the use of cash.  We believe that our cash, other liquid assets, operating cash flows, credit arrangements, and access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. In the event they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity and/or debt financings as well as from other sources.  No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable when required.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Related Party Transactions

None noted.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 25 to our consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

Voxx conducts business in various non-U.S. countries, including Germany, Canada, Mexico, China, Denmark, the Netherlands, and France and thus is exposed to market risk for changes in foreign currency exchange rates. A cumulative foreign currency translation loss of $(15,047) related to the Company’s foreign subsidiaries is included in Accumulated Other Comprehensive Income (Loss) on the Unaudited Consolidated Balance Sheet at May 31, 2018. The aggregate foreign currency transaction exchange rate gains/(losses) included in determining income before income taxes were $335 for the three months ended May 31, 2018 compared to $(832) for the three months ended May 31, 2017. For the three months ended May 31, 2018, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales from continuing operations of approximately $1,900, and net income from continuing operations of approximately $160, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela did not have any sales for the three months ended May 31, 2018. Assets totaling $33 invested in Venezuela as of May 31, 2018 are cash related and would be subject to government foreign exchange controls. The Company maintains $3,508 in real estate property in Venezuela that could be subject to government foreign exchange controls upon their ultimate sale, or as a result of additional currency restrictions.

The Company enters into forward foreign currency contracts which are utilized to hedge a portion of its foreign currency inventory purchases. As of May 31, 2018, the total net fair value of our forward foreign currency contracts recorded in prepaid expenses and other current assets on our Unaudited Consolidated Balance Sheet was $133. Total gains/(losses) recognized related to forward foreign currency contracts related to continuing operations and settled during the three months ended May 31, 2018 were $(235), compared to $274 during the three months ended May 31, 2017.

Interest

In connection with the Florida Mortgage, we have debt outstanding in the amount of $8,483 at May 31, 2018. Interest on this mortgage is charged at 70% of 1-month LIBOR plus 1.54%. The Company also has debt outstanding with variable interest rates on its Euro asset-based lending obligation in Germany (see Note 16(c)). The Company currently has one interest rate swap for the Florida Mortgage with a notional amount of $8,483 at May 31, 2018. This swap locks the interest rate at 3.48% (inclusive of credit spread) on the Florida Mortgage through the mortgage end date of March 2026.

As of May 31, 2018, the total net fair value of the interest rate swap recorded in other liabilities on our Unaudited Consolidated Balance Sheet is $(24), which represents the amount that would be received/(paid) upon unwinding the interest rate swap agreement based on market conditions on that date. Changes in the fair value of this interest rate swap agreement is reflected as an adjustment to other assets or liabilities with an offsetting adjustment to accumulated other comprehensive income (loss) since the hedge is deemed fully effective.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of May 31, 2018 to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three-month period ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 24 of the Notes to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Note 14 of the Form 10-K for the fiscal year ended February 28, 2018 for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended February 28, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three months ended May 31, 2018.

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

101
The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended May 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii), the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

July 10, 2018

By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer