Form 10-Q
period 2018-08-31
VOXX International Corp
filed 2018-10-10
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

 or

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
Yes   ☒ No   ☐

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of October 9, 2018
Class A Common Stock	21,938,100	Shares
Class B Common Stock	2,260,954	Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	August 31, 2018	February 28, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$44,191	$51,740
Accounts receivable, net	70,600	81,116
Inventory, net	124,415	117,992
Receivables from vendors	353	493
Prepaid expenses and other current assets	30,041	14,007
Income tax receivable	650	511
Total current assets	270,250	265,859
Investment securities	3,649	4,167
Equity investment	22,049	21,857
Property, plant and equipment, net	59,467	65,259
Goodwill	54,785	54,785
Intangible assets, net	136,839	150,320
Deferred income tax assets	24	24
Other assets	3,165	13,373
Total assets	$550,228	$575,644
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$38,657	$34,700
Accrued expenses and other current liabilities	30,318	36,350
Income taxes payable	1,718	2,587
Accrued sales incentives	12,628	14,020
Current portion of long-term debt	8,153	7,730
Total current liabilities	91,474	95,387
Long-term debt, net of debt issuance costs	7,974	8,476
Capital lease obligation	742	699
Deferred compensation	2,986	3,369
Deferred income tax liabilities	18,380	12,217
Other tax liabilities	1,887	2,191
Other long-term liabilities	3,018	3,187
Total liabilities	126,461	125,526
Commitments and contingencies
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 20)	—	—
Common stock:
Class A, $.01 par value, 60,000,000 shares authorized, 24,106,194 shares issued and 21,938,100 shares outstanding at both August 31, 2018 and February 28, 2018	242	256
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding at both August 31, 2018 and February 28, 2018	22	22
Paid-in capital	296,629	296,395
Retained earnings	172,931	194,673
Accumulated other comprehensive loss	(15,739)	(14,222)
Treasury stock, at cost, 2,168,094 shares of Class A Common Stock at both August 31, 2018 and February 28, 2018	(21,176)	(21,176)
Total VOXX International Corporation stockholders' equity	432,909	455,948
Non-controlling interest	(9,142)	(5,830)
Total stockholders' equity	423,767	450,118
Total liabilities and stockholders' equity	$550,228	$575,644

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income
 (In thousands, except share and per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017
Net sales	$108,867	$113,470	$209,722	$228,293
Cost of sales	77,804	85,049	150,982	169,728
Gross profit	31,063	28,421	58,740	58,565

Operating expenses:
Selling	9,604	10,652	20,298	23,061
General and administrative	17,038	20,640	33,150	40,837
Engineering and technical support	6,070	7,383	11,981	14,037
Intangible asset impairment charges (see Note 11)	9,814	—	9,814	—
Total operating expenses	42,526	38,675	75,243	77,935
Operating loss	(11,463)	(10,254)	(16,503)	(19,370)

Other (expense) income:
Interest and bank charges	(1,117)	(1,843)	(2,217)	(3,635)
Equity in income of equity investee	1,637	1,927	3,451	3,730
Investment gain (see Note 4)	—	1,416	—	1,416
Impairment of Venezuela investment properties (see Note 18)	(3,473)	—	(3,473)	—
Other, net	252	(7,629)	913	(8,636)
Total other expense, net	(2,701)	(6,129)	(1,326)	(7,125)

Loss from continuing operations before income taxes	(14,164)	(16,383)	(17,829)	(26,495)
Income tax expense (benefit) from continuing operations	8,338	3,465	7,225	(3,963)
Net loss from continuing operations	(22,502)	(19,848)	(25,054)	(22,532)

Net income from discontinued operations, net of tax (see Note 2)	—	34,931	—	32,710
Net (loss) income	(22,502)	15,083	(25,054)	10,178
Less: net loss attributable to non-controlling interest	(1,699)	(2,023)	(3,312)	(3,898)
Net (loss) income attributable to VOXX International Corporation	$(20,803)	$17,106	$(21,742)	$14,076

Other comprehensive income (loss):
Foreign currency translation adjustments	(50)	20,480	(2,070)	27,839
Derivatives designated for hedging	50	(134)	492	(1,186)
Pension plan adjustments	1	1,810	37	1,690
Unrealized holding gain on available-for-sale investment securities, net of tax	—	81	24	77
Other comprehensive income (loss), net of tax	1	22,237	(1,517)	28,420
Comprehensive (loss) income attributable to VOXX International Corporation	$(20,802)	$39,343	$(23,259)	$42,496

(Loss) income per share - basic:
Continuing operations	$(0.85)	$(0.74)	$(0.89)	$(0.77)
Discontinued operations	$—	$1.45	$—	$1.35
Attributable to VOXX International Corporation	$(0.85)	$0.71	$(0.89)	$0.58

(Loss) income per share - diluted:
Continuing operations	$(0.85)	$(0.74)	$(0.89)	$(0.77)
Discontinued operations	$—	$1.45	$—	$1.35
Attributable to VOXX International Corporation	$(0.85)	$0.71	$(0.89)	$0.58

Weighted-average common shares outstanding (basic)	24,355,791	24,160,680	24,355,791	24,160,502
Weighted-average common shares outstanding (diluted)	24,355,791	24,160,680	24,355,791	24,160,502

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

		Six Months Ended August 31,
		2018		2017
Cash flows from operating activities:
Net loss from continuing operations		$(25,054)		$(22,532)
Net income from discontinued operations		—		32,710

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization		5,925		9,093
Amortization of debt discount		411		411
Intangible asset impairment charges		9,814		—
Bad debt expense		103		179
Loss (gain) on forward contracts		218		6,389
Equity in income of equity investees		(3,451)		(3,730)
Distribution of income from equity investees		3,263		4,316
Deferred income tax expense (benefit)		6,080		1,347
Non-cash compensation adjustment		(383)		370
Stock based compensation expense		234		299
Impairment of Venezuela investment properties		3,473		—
Gain (loss) on sale of property, plant and equipment		13		(10)
Gain on sale of RxNetworks		—		(1,416)
Gain on sale of Hirschmann		—		(36,118)
Changes in operating assets and liabilities:
Accounts receivable		9,285		11,331
Inventory		(7,644)		(16,783)
Receivables from vendors		136		240
Prepaid expenses and other		699		(18,032)
Investment securities-trading		508		345
Accounts payable, accrued expenses, accrued sales incentives and other liabilities		(2,225)		480
Income taxes payable		(1,225)		(1,096)
Net cash provided by (used in) operating activities		180		(32,207)
Cash flows (used in) provided by investing activities:
Purchases of property, plant and equipment		(685)		(4,842)
Proceeds from sale of property, plant and equipment		51		10
Issuance of notes receivable		(3,164)		(2,000)
Proceeds from sale of long-term investment		—		2,617
Purchase of business		—		(1,814)
Proceeds from sale of Hirschmann, net of settlement of forward contracts		—		170,020
Net cash (used in) provided by investing activities		(3,798)		163,991
Cash flows used in financing activities:
Principal payments on capital lease obligation		(190)		(419)
Repayment of bank obligations		(1,490)		(127,915)
Borrowings on bank obligations		1,487		36,057
Proceeds from exercise of stock options		—		5
Net cash used in financing activities		(193)		(92,272)
Effect of exchange rate changes on cash		(3,738)		(1,491)
Net (decrease) increase in cash and cash equivalents		(7,549)		38,021
Cash and cash equivalents at beginning of period	(a)	51,740	(a)	7,800
Cash and cash equivalents at end of period		$44,191	(a)	$45,821
(a) Cash and cash equivalents at February 28, 2017 included $6,844 in current assets held for sale for Hirschmann.

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands, except share and per share data)

(1)    Basis of Presentation

The accompanying unaudited interim consolidated financial statements of VOXX International Corporation and Subsidiaries ("Voxx" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented.  The results of operations are not necessarily indicative of the results to be expected for the full fiscal year or any interim period.  These unaudited consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 28, 2018. The Company's financial statements for the prior periods presented herein have been recast to reflect a certain business that was classified as discontinued operations during the second quarter of Fiscal 2018. See Note 2 for additional information. Net (loss) income per share amounts for continuing and discontinued operations are computed independently. As a result, the sum of the per share amounts may not equal the total.

We operate in three reportable segments, Automotive, Premium Audio and Consumer Accessories. See Note 22 for the Company's segment reporting disclosures.

(2)    Dispositions

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

In order to hedge the fluctuation in the exchange rate before closing, the Company entered into forward contracts totaling €148,500, which could be settled on dates ranging from August 31, 2017 through September 6, 2017. As the sale of Hirschmann closed on August 31, 2017, the Company settled all of the forward contracts on this date. The forward contracts were not designated for hedging and a total foreign currency loss of $(6,618) was recorded when the contracts were settled, within continuing operations for the three and six months ended August 31, 2017.

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the net income from discontinued operations, net of tax, presented separately in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Three Months Ended August 31,	Six Months Ended August 31,
	2017	2017
Net sales	$47,545	$91,824
Cost of sales	32,925	63,610
Gross profit	14,620	28,214

Operating expenses:
Selling	1,396	2,778
General and administrative	7,680	14,676
Engineering and technical support	3,982	7,920
Total operating expenses	13,058	25,374
Operating income of discontinued operations	1,562	2,840

Other (expense) income:
Interest and bank charges (a)	(157)	(279)
Other, net	150	138
Total other expense of discontinued operations, net	(7)	(141)

Gain on sale of discontinued operations before taxes	36,118	36,118
Total income from discontinued operations before taxes	37,673	38,817
Income tax expense on discontinued operations (b)	2,742	6,107
Income from discontinued operations, net of taxes	$34,931	$32,710
Income per share - basic	$1.45	$1.35
Income per share - diluted	$1.45	$1.35

(a) Includes an allocation of consolidated interest expense and interest expense directly related to debt assumed by the buyer. The allocation of consolidated interest expense was based upon the ratio of net assets of the discontinued operations to that of the Consolidated Company.

(b) The income tax expense on discontinued operations for the three and six months ended August 31, 2017 was positively impacted by an income tax benefit related to the partial reversal of the Company’s valuation allowance as the Company utilized a significant portion of its tax attributes to offset the U.S. tax gain related to the sale of Hirschmann.

The following table presents supplemental cash flow information of the discontinued operation:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Six Months Ended August 31,
2017
Operating activities:
Depreciation and amortization expense	$2,939
Stock-based compensation expense	50

Investing activities:
Capital expenditures	$2,652

Non-cash investing and financing activities:
Capital expenditures funded by long-term obligations	$1,910

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

There are no reconciling items which impact the numerator of basic and diluted net (loss) income common share.  A reconciliation between the denominator of basic and diluted net (loss) income per common share is as follows:

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017
Weighted-average common shares outstanding (basic)	24,355,791	24,160,680	24,355,791	24,160,502
Effect of dilutive securities:
Stock options, warrants and restricted stock	—	—	—	—
Weighted-average common shares and potential common shares outstanding (diluted)	24,355,791	24,160,680	24,355,791	24,160,502

Restricted stock, stock options and warrants totaling 615,267 and 586,395 for the three months ended August 31, 2018 and 2017, respectively, and 527,283 and 570,044 for the six months ended August 31, 2018 and 2017, respectively, were not included in the net (loss) income per diluted share calculation because the exercise price of these stock options and warrants was greater than the average market price of the Company’s common stock during these periods, or the inclusion of these components would have been anti-dilutive.

(4)    Investment Securities

As of August 31, 2018, and February 28, 2018, the Company had the following investments:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

			August 31, 2018
			Carrying Value
Investment Securities
Marketable Equity Securities
Mutual funds			$3,112
Total Marketable Equity Securities			3,112
Investment Held at Cost, Less Impairment			537
Total Investment Securities			$3,649

	February 28, 2018
	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value
Investment Securities
Marketable Equity Securities
Trading
Mutual funds	$3,620	$—	$3,620
Total Marketable Securities	3,620	—	3,620
Other Long-Term Investment at Cost	547	—	547
Total Investment Securities	$4,167	$—	$4,167

Equity Securities

As required, in the first quarter of Fiscal 2019 the Company adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” ("ASU 2016-01"), which requires changes to the accounting for financial instruments that affect the Company’s equity investments and the presentation and disclosure for such instruments. Marketable equity securities previously classified as available-for-sale equity investments are now measured and recorded at fair value with changes in fair value recorded in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income. The impact of adopting ASU 2016-01 resulted in a cumulative effect adjustment of $24, which was recorded in other income (expense) in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income for the six months ended August 31, 2018, rather than in retained earnings, as it was not considered material to the Company's consolidated financial statements for the period.

Mutual Funds

The Company’s mutual funds are held in connection with its deferred compensation plan. Changes in the carrying value of these securities are offset by changes in the corresponding deferred compensation liability.

Upon the adoption of ASU 2016-01, changes in fair value of equity securities are now recorded within the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income, and as such, other than temporary impairment ("OTTI") considerations are no longer made with respect to equity securities. Prior to the adoption of ASU 2016-01, in determining whether equity securities were other than temporarily impaired, the Company considered its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost, along with factors including the length of time each security had been in an unrealized loss position, the extent of the decline and the near-term prospect for recovery. Additionally, on a quarterly basis, the Company was required to make a qualitative assessment of whether the investment was impaired. No OTTI losses were incurred by the Company during the three and six months ended August 31, 2017.

Investment Held at Cost, Less Impairment

The Company's investment held at cost, less impairment, represents an investment in Fathom Systems Inc. ("Fathom"), a non-controlled corporation. On July 31, 2017, RxNetworks, a Canadian company in which Voxx held a cost method

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

investment consisting of shares of the investee's preferred stock, was sold to a third party. In consideration for its holdings in RxNetworks on July 31, 2017, Voxx received cash, as well as a proportionate share of the value (consisting of preferred stock) in Fathom, a newly formed Canadian entity, formerly a subsidiary of RxNetworks. As a result of this transaction, Voxx recognized a gain of $1,416 for the three and six months ended August 31, 2017. The cash proceeds were subject to a hold-back provision, which was not included in the calculation of the gain recognized. On March 1, 2018, the Company adopted ASU No. 2016-01. This guidance requires equity investments to be measured at fair value with changes in fair value recognized in net income.  Since it does not have a readily determinable market value, the Company has elected to measure its investment in Fathom at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. No adjustments have been made to the value of the Company’s investment in Fathom for the three and six months ended August 31, 2018 either due to impairment or based on observable price changes. The variance in the balance of this investment is attributable solely to foreign currency adjustments. The Company monitors any events or changes in circumstances that may have a significant adverse effect on the fair value of this investment and makes any necessary adjustments. As of August 31, 2018, the Company's investment in Fathom totaled $537, or 8.0% of the outstanding shares of this company.

During Fiscal 2018, the Company had an investment in 360fly, Inc., consisting of shares of the investee's preferred stock. The Company also issued a total of five senior secured notes to 360fly, Inc. during the fiscal year. One of the notes issued to the investee on February 28, 2018 was issued in the amount of, and in exchange for, the outstanding equity investment held by the Company on that date and as a result of this loan, all of the preferred stock shares of 360fly, Inc. owned by Voxx were canceled and the Company had no remaining investment in the equity of 360fly, Inc. as of February 28, 2018. Interest on all of the notes accrues at 8%. The notes are due on August 31, 2019 and are convertible into equity at the option of the Company only. The total outstanding balance of the notes receivable from 360fly, Inc. at August 31, 2018 is $13,069, net of an allowance of $1,819, included in prepaid expenses and other current assets and $10,888, net of an allowance of $1,288 at February 28, 2018, included in other assets on the Consolidated Balance Sheet.

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

The following table presents assets measured at fair value on a recurring basis at August 31, 2018:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$44,191	$44,191	$—
Derivatives:
Designated for hedging	$122	$—	$122
Investment securities:
Mutual funds	$3,112	$3,112	$—
Investment held at cost, less impairment (a)	537	—	—
Total investment securities	$3,649	$3,112	$—

The following table presents assets and liabilities measured at fair value on a recurring basis at February 28, 2018:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$51,740	$51,740	$—
Derivatives:
Designated for hedging	$(262)	$—	$(262)
Investment securities:
Trading securities	$3,620	$3,620	$—
Other investment at cost (a)	547	—	—
Total investment securities	$4,167	$3,620	$—

(a)
This balance represents an investment in a non-controlled corporation held at cost, less impairment (see Note 4). The fair value of this investment would be based upon Level 3 inputs and is not considered material to the Company's consolidated financial statements.

At August 31, 2018, the carrying amount of the Company's accounts receivable, notes receivable, short-term debt, accounts payable, accrued expenses, bank obligations and long-term debt approximates fair value because of (i) the short-term nature of the financial instrument; (ii) the interest rate on the financial instrument being reset every quarter to reflect current market rates; or (iii) the stated or implicit interest rate approximates the current market rates or are not materially different from market rates.
Derivative Instruments
The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts ranges from 1 month - 6 months and are classified in the balance sheet according to their terms. The Company also has an interest rate swap agreement as of August 31, 2018 that hedges interest rate exposure related to the forecasted outstanding balance of its Florida Mortgage, with monthly payments due through March 2026. The swap agreement locks the interest rate on the debt at 3.48% (inclusive of credit spread) through the maturity date of the loan. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either assets or liabilities based on the fair value of the instruments at the end of the period.
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness,

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

if any, is recognized as incurred through other income (expense) in the Company's Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income and amounted to $(8) and $25 for the three and six months ended August 31, 2018, respectively, and $(52) and $(95) for the three and six months ended August 31, 2017, respectively.
Financial Statement Classification
The following table discloses the fair value as of August 31, 2018 and February 28, 2018 of derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	August 31, 2018	February 28, 2018
Designated derivative instruments
Foreign currency contracts	Prepaid expenses and other current assets	$119	$—
	Accrued expenses and other current liabilities	—	(227)

Interest rate swap agreements	Other assets	3	—
	Other long-term liabilities	—	(35)

Total derivatives		$122	$(262)
Cash flow hedges

During Fiscal 2018, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $4,800 and are designated as cash flow hedges at August 31, 2018. The current outstanding notional value of the Company's interest rate swap at August 31, 2018 is $8,365. For cash flow hedges, the effective portion of the gain or loss is reported as a component of Other Comprehensive Income (Loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges pertaining to continuing operations recorded during the three and six months ended August 31, 2018 and 2017 was as follows:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Three months ended			Six months ended
	August 31, 2018			August 31, 2018
	Pretax Gain(Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	(Loss) Gain for Ineffectiveness in Other Income	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax (Loss) Gain Reclassified from Accumulated Other Comprehensive Income	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$56	$21	$(8)	$422	$(214)	$25
Interest rate swaps	27	—	—	38	—	—

	Three months ended			Six months ended
	August 31, 2017			August 31, 2017
	Pretax (Loss) Gain Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	(Loss) Gain for Ineffectiveness in Other Income	Pretax (Loss) Gain Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	(Loss) Gain for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$(533)	$42	$(52)	$(1,266)	$317	$(95)
Interest rate swaps	(25)	—	—	(69)	—	—
The net (loss) income recognized in Other Comprehensive Income (Loss) for foreign currency contracts is expected to be recognized in cost of sales within the next nine months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. As of August 31, 2018, no foreign currency contracts originally designated for hedge accounting were de-designated or terminated.

(6)    Accumulated Other Comprehensive (Loss) Income

The Company’s accumulated other comprehensive (loss) income consists of the following:

	Foreign Currency Translation (Losses) Gains	Unrealized (losses) gains on investments, net of tax (a)	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2018	$(13,027)	$(24)	$(786)	$(385)	$(14,222)
Other comprehensive (loss) income before reclassifications	(2,070)	—	37	344	(1,689)
Reclassified from accumulated other comprehensive income (loss)	—	24	—	148	172
Net current-period other comprehensive (loss) income	(2,070)	24	37	492	(1,517)
Balance at August 31, 2018	$(15,097)	$—	$(749)	$107	$(15,739)
(a) Pursuant to ASU 2016-01 adopted by the Company (see Note 4), beginning on March 1, 2018, changes in fair value of the Company's investments in equity investments are recorded in earnings.

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

During the three and six months ended August 31, 2018, the Company recorded tax expense related to derivatives designated in a hedging relationship of $10 and $197, respectively, and pension plan adjustments of $0 in both periods.

The other comprehensive (loss) income before reclassification of $(2,070) includes the remeasurement of intercompany transactions of a long-term investment nature of $(533) with certain subsidiaries whose functional currency is not the U.S. dollar, and $(1,537) from translating the financial statements of the Company's non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar.

(7)    Supplemental Cash Flow Information

The following is supplemental information relating to the Unaudited Consolidated Statements of Cash Flows, including continuing and discontinued operations:

	Six Months Ended August 31,
	2018	2017
Non-cash investing and financing activities:
Capital expenditures funded by long-term obligations	$360	$1,917
Cash paid during the period:
Interest (excluding bank charges)	$764	$2,430
Income taxes (net of refunds)	2,305	2,001

See Note 2 for additional supplemental cash flow information pertaining to discontinued operations.

(8)    Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Company’s Form 10-K for the fiscal year ended February 28, 2018.

A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates for a reason other than death, disability or retirement, prior to the release of the restrictions. The Company has a Supplemental Executive Retirement Plan (SERP), which was established in Fiscal 2014. Shares are granted based on certain performance criteria and vest on the later of three years from the date of grant, or the grantee reaching the age of 65 years. The shares will also vest upon termination of the grantee's employment by the Company without cause, provided that the grantee, at the time of termination, has been employed by the Company for at least 10 years, or as a result of the sale of all of the issued and outstanding stock, or all, or substantially all, of the assets of the subsidiary of which the grantee serves as CEO and/or President. When vested shares are issued to the grantee, the awards will be settled in shares or in cash, at the Company's sole option. The grantee cannot transfer the rights to receive shares before the restricted shares vest. There are no market conditions inherent in the award, only an employee performance requirement, and the service requirement that the respective employee continues employment with the Company through the vesting date. During July 2018, the Company granted 188,245 shares of restricted stock under the SERP. The Company expenses the cost of the restricted stock awards on a straight-line basis over the requisite service period of each employee. For these purposes, the fair market value of the restricted stock is determined based on the mean of the high and low price of the Company's common stock on the grant dates. The fair market value of the restricted stock granted in July 2018 was $5.50.

The following table presents a summary of the Company's restricted stock activity for the six months ended August 31, 2018:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at February 28, 2018	439,299	$7.08
Granted	188,245	5.50
Forfeited	—	—
Balance at August 31, 2018	627,544	$6.60
Vested and unissued at August 31, 2018	156,737	$9.96

During the three and six months ended August 31, 2018, the Company recorded $127 and $234, respectively, and during the three and six months ended August 31, 2017, the Company recorded $131 and $250, respectively, in stock-based compensation related to restricted stock awards for continuing operations. As of August 31, 2018, there was approximately $1,843 of unrecognized stock-based compensation expense related to unvested restricted stock awards.

(9)    Supply Chain Financing

The Company has supply chain financing agreements and factoring agreements that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The balances under the agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three and six months ended August 31, 2018, net of discounts, were $24,945 and $47,924, respectively, compared to $30,515 and $63,927, for the three and six months ended August 31, 2017, respectively.

(10)    Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $2,202 and $4,560 for the three and six months ended August 31, 2018, respectively, compared to $3,400 and $6,186 for the three and six months ended August 31, 2017, respectively, net of customer reimbursements, and are included in continuing operations within engineering and technical support expenses on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.

(11)    Goodwill and Intangible Assets

The change in goodwill pertaining to continuing operations by segment is as follows:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Automotive:	Amount
Beginning balance at March 1, 2018	$8,252
Activity during the period	—
Balance at August 31, 2018	$8,252

Gross carrying amount at August 31, 2018	$8,252
Accumulated impairment charge	—
Net carrying amount at August 31, 2018	$8,252

Premium Audio:
Beginning balance at March 1, 2018	$46,533
Activity during the period	—
Balance at August 31, 2018	$46,533

Gross carrying amount at August 31, 2018	$78,696
Accumulated impairment charge	(32,163)
Net carrying amount at August 31, 2018	$46,533

Total Goodwill, net	$54,785

Note: The Company's Consumer Accessories segment did not carry a goodwill balance at August 31, 2018 or February 28, 2018.

At August 31, 2018, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$49,905	$28,209	$21,696
Trademarks/Tradenames	415	403	12
Developed technology	31,290	8,163	23,127
Patents	2,803	2,193	610
License	1,400	1,400	—
Contract	2,141	1,907	234
Total finite-lived intangible assets	$87,954	$42,275	45,679
Indefinite-lived intangible assets
Trademarks			91,160
Total net intangible assets			$136,839

At February 28, 2018, intangible assets consisted of the following:

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

During the second quarter of Fiscal 2019, the Company re-evaluated its projections for several brands in its Consumer Accessory and Automotive segments based on lower than anticipated results due to lower product load-ins, increased competition for certain product lines, a streamlining of SKU’s, and its marketing strategy for one of its brands. Accordingly, these were considered indicators of impairment requiring the Company to test the related indefinite-lived tradenames for impairment.

The Company tested these indefinite-lived intangible assets as of August 31, 2018. The respective fair values were estimated using a Relief-from-Royalty Method, applying royalty rates of 0.5% to 5.5% for the trademarks after reviewing comparable market rates, the profitability of the products associated with relative intangible assets, and other qualitative factors. We determined that risk-adjusted discount rates ranging from 12.6% to 13.1% were appropriate (developed using a weighted average cost of capital analysis). The long-term growth rates ranged from 0% to 2.0%. As a result of this analysis, it was determined that several of the Company's Consumer Accessory trademarks and one Automotive trademark were impaired at August 31, 2018. The Company recorded an impairment charge of $9,814 for the three and six months ended August 31, 2018, with $9,654 related to the Consumer Accessories segment and $160 related to the Automotive segment. Approximately 54% ($46,870) of the carrying value of the Company's indefinite lived tradenames are close to fair value and sensitive to changes and assumptions. There can be no assurance that its estimates and assumptions made for purposes of impairment testing as of August 31, 2018 will prove to be accurate predictions of the future. Reduced demand for our existing product offerings, less than anticipated results for the holiday season, lack of acceptance of its new products, or unfavorable changes in assumptions used in the discounted cash flow model such as discount rates, royalty rates or projected long-term growth rates could result in additional impairment charges in the future. The Company determined that the above indicators of impairment required the Company to evaluate the related long-lived assets at the lowest level for which there are separately identifiable cash flows. After further analysis, no additional impairments of long-lived assets were recorded for the three and six months ended August 31, 2018.
The Company recorded amortization expense for continuing operations of $1,581 and $3,163 for the three and six months ended August 31, 2018, respectively, and $1,642 and $3,255 for the three and six months ended August 31, 2017, respectively. The estimated aggregate amortization expense for continuing operations for all amortizable intangibles for August 31 of each of the succeeding years is as follows:

Year	Amount
2019	$6,306
2020	6,213
2021	5,994
2022	5,831
2023	5,520

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

(12)    Equity Investment

As of August 31, 2018 and February 28, 2018, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	August 31, 2018	February 28, 2018
Current assets	$44,901	$42,318
Non-current assets	6,638	7,095
Liabilities	7,441	5,699
Members' equity	44,098	43,714

	Six Months Ended August 31,
	2018	2017
Net sales	$50,560	$49,477
Gross profit	16,509	16,137
Operating income	6,806	7,391
Net income	6,902	7,460

The Company's share of income from ASA was $1,637 and $3,451 for the three and six months ended August 31, 2018, respectively, and $1,927 and $3,730 for the three and six months ended August 31, 2017, respectively.

(13)    Income Taxes

For the three months ended August 31, 2018, the Company recorded an income tax provision from continuing operations of $8,338, which includes a discrete income tax benefit of $226, related primarily to the reversal of uncertain tax position liabilities, offset by a provision related to the accrual of interest for unrecognized tax benefits and the impact of re-measurement of state deferred taxes based on law changes enacted during the quarter. For the three months ended August 31, 2017, the Company recorded an income tax provision from continuing operations of $3,465, which includes a discrete income tax provision of $55, related to the accrual of interest for unrecognized tax benefits and the re-measurement of state deferred taxes based on law changes enacted during the quarter.

The effective tax rates for the three months ended August 31, 2018 and August 31, 2017 were an income tax provision from continuing operations of 58.9% on a pre-tax loss of $(14,164) and an income tax provision of 21.2% on a pre-tax loss of $(16,383), respectively. The effective tax rate for the three months ended August 31, 2018 differs from the U.S. statutory rate of 21% primarily due to the non-controlling interest related to EyeLock LLC, and state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates. In addition, the valuation allowance increased for tax credits and loss jurisdictions for which a limited tax benefit can be recognized.

For the six months ended August 31, 2018, the Company recorded an income tax provision from continuing operations of $7,225, which includes a discrete income tax benefit of $199, related primarily to the reversal of uncertain tax position liabilities, offset by a provision related to the accrual of interest for unrecognized tax benefits and the re-measurement of state deferred taxes based on law changes enacted during the period. For the six months ended August 31, 2017, the Company recorded an income tax benefit from continuing operations of $3,963, which includes a discrete income tax provision of $65, related to the accrual of interest for unrecognized tax benefits and the re-measurement of state deferred taxes based on law changes enacted during the period.

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The effective tax rates for the six months ended August 31, 2018 and August 31, 2017 were an income tax provision from continuing operations of 40.5% on a pre-tax loss of $(17,829) and an income tax benefit of 15.0% on a pre-tax loss of $(26,495), respectively. The effective tax rate for the six months ended August 31, 2018 differs from the U.S. statutory rate of 21% primarily due to the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates. In addition, the valuation allowance increased for tax credits and loss jurisdictions for which a limited tax benefit can be recognized.

At August 31, 2018, the Company had an uncertain tax position liability from continuing operations of $1,887, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S. federal, state and local, and foreign tax issues.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB No. 118”), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act ("TCJA"). The purpose of SAB No. 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted. SAB No. 118 addresses situations in which the accounting is incomplete for certain income tax effects of the TCJA upon issuance of a company’s financial statements for the reporting period that includes the enactment date. SAB No. 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB No. 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment. The Company’s accounting for certain elements of the TCJA was incomplete as of the year ended February 28, 2018, and remains incomplete as of the quarter August 31, 2018; however, the Company was able to make reasonable estimates of the effects, and therefore, recorded provisional estimates for these items at August 31, 2018 and February 28, 2018.

(14)    Inventory

Inventories by major category are as follows:

	August 31, 2018	February 28, 2018
Raw materials	$29,165	$28,071
Work in process	3,212	2,485
Finished goods	92,038	87,436
Inventory, net	$124,415	$117,992

(15)    Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs. Liabilities for product warranties and product repair costs are included within accrued expenses and other current liabilities on the Consolidated Balance Sheets.

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017
Opening balance	$4,925	$5,927	$6,233	$5,608
Liabilities acquired during acquisition	—	—	—	500
Liabilities accrued for warranties accrued during the period	1,366	2,077	2,866	4,109
Balances transferred (a)	—	—	(832)	—
Warranties paid during the period	(1,436)	(2,038)	(3,412)	(4,251)
Ending balance	$4,855	$5,966	$4,855	$5,966

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

(a) In conjunction with the implementation of ASC Topic 606, Revenue from Contracts with Customers (see Note 23), the Company recorded a refund liability, representing the amount of consideration received for products sold that the Company expects to refund to customers, as well as a corresponding return asset that reflects the Company's right to receive goods back from customers. The return asset is calculated as the carrying amount of goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value and is included in prepaid expenses and other current assets on the Unaudited Consolidated Balance Sheet at August 31, 2018. The balance above represents amounts that would reduce the value of inventory returned to the Company and has been reclassified to the return asset in order to properly reflect the value of the inventory the Company expects to receive back from customers.

(16)     Financing Arrangements

The Company has the following financing arrangements:

	August 31, 2018	February 28, 2018
Debt
Domestic credit facility (a)	$—	$—
Florida mortgage (b)	8,365	8,613
Euro asset-based lending obligation (c)	6,595	6,119
Schwaiger mortgage (d)	360	468
Voxx Germany mortgage (e)	3,056	3,665
Total debt	18,376	18,865
Less: current portion of long-term debt	8,153	7,730
Long-term debt	10,223	11,135
Less: debt issuance costs	2,249	2,659
Total long-term debt, net of debt issuance costs	$7,974	$8,476

(a)          Domestic Credit Facility

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000, and a term loan in the amount of $15,000. The Credit Facility also includes a $15,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 16(b)). In conjunction with the sale of Hirschmann on August 31, 2017 (see Note 2), the Company paid down substantially all of the outstanding balance of the revolving credit facility, as well as the entire outstanding balance of the term loan, which is not renewable. As of August 31, 2018, there was no balance outstanding under the revolving credit facility. The availability under the revolving credit line of the Credit Facility was $93,567 as of August 31, 2018.

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

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that swingline loans may only be designated as Base Rate Loans. Loans designated as LIBOR Rate Loans bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.75 - 2.25%. Loans designated as Base Rate loans bear interest at a rate equal to the applicable margin for Base Rate Loans of 0.75 - 1.25% as defined in the agreement. As of August 31, 2018, the weighted average interest rate on the facility was 5.75%.

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any Restricted Junior Payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of August 31, 2018, the Company was in compliance with all debt covenants, including cash dominion.

The obligations under the loan documents are secured by a general lien on and security interest in substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles and inventory. The Company has guaranteed the obligations of the borrowers under the Credit Agreement.

Charges incurred on the unused portion of the Credit Facility during the three and six months ended August 31, 2018 totaled $125 and $272, respectively, compared to $57 and $118 during the three and six months ended August 31, 2017, respectively. These charges are included within interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company has deferred financing costs related to the Credit Facility and a previous amendment and modification of the Credit Facility. These deferred financing costs are included in long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance and are amortized through interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income over the five-year term of the Credit Facility. During both the three and six months ended August 31, 2018 and 2017, the Company amortized $197 and $395 of these costs, respectively. The net unamortized balance of these deferred financing costs as of August 31, 2018 is $2,016.

(b)    Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida.  Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. The Florida Mortgage bears interest at 70% of 1-month LIBOR plus 1.54% (3.65% at August 31, 2018) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The financial covenants of the Florida Mortgage are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, which are recorded as deferred financing costs and included in Long-term Debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and are being amortized through interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income over the ten-year term of the Florida Mortgage. The Company amortized $8 and $16 of these costs during both the three and six months ended August 31, 2018 and 2017, respectively. The net unamortized balance of these deferred financing costs as of August 31, 2018 is $233.

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

On July 20, 2015, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure related to the Florida Mortgage and pays a fixed rate of 3.48% under the swap agreement (See Note 4).

(c)          Euro Asset-Based Lending Obligation

Foreign bank obligations include a Euro accounts receivable factoring arrangement, which has a credit limit of up to 60% of eligible non-factored accounts receivable (see Note 9), and a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000 and expires on July 31, 2020 for the Company's subsidiary, VOXX Germany. The rate of interest for the factoring arrangement is the three-month Euribor plus 1.6% (1.25% at August 31, 2018) and the rate of interest for the ABL is the three-month Euribor plus 2.3% (1.95% at August 31, 2018). As of August 31, 2018, the amounts outstanding under these credit facilities, which are payable on demand, do not exceed their respective credit limits.

(d)          Schwaiger Mortgage

In January 2012, the Company's Schwaiger subsidiary purchased a building, entering into a mortgage note payable. The mortgage note bears interest at 3.75% and will be fully paid by December 2019.

(e)    Voxx Germany Mortgage

This balance represents a mortgage on the land and building housing Voxx Germany's headquarters in Pulheim, Germany, which was entered into in January 2013. The mortgage bears interest at 2.85%, payable in twenty-six quarterly installments through September 2019.

(17)     Other Income (Expense)

Other income (expense) is comprised of the following:

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017
Foreign currency (loss) gain	$(131)	$(7,387)	$204	$(8,219)
Interest income	269	16	475	31
Rental income	132	131	253	275
Miscellaneous	(18)	(389)	(19)	(723)
Total other, net	$252	$(7,629)	$913	$(8,636)

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

Since January 2014, the Venezuelan government has created multiple alternative exchange rates designated to be used for the purchase of goods and services deemed non-essential. In January 2018, the Venezuelan government eliminated the official government DIPRO exchange rate, stating that all currency transactions would be carried out at the DICOM rate, which was the floating exchange rate previously used only for non-essential imports and was allowed to float to meet market needs. As of August 31, 2017, the DICOM rate was used for remeasuring its Venezuelan subsidiary’s financial statements. On August 20, 2018, the government further devalued the Bolivar Fuerte in an attempt to address continuing hyperinflation, also renaming it the Sovereign Bolivar. As of August 31, 2018, the DICOM rate for the Sovereign Bolivar was approximately 61 bolivars to the U.S. dollar. Total net currency exchange (losses) gains of $(2) and $(5) were recorded for the three and six months ended August 31, 2018, respectively, for Venezuela, as compared to $21 and $105 for the three and six months ended August 31, 2017, respectively, and are included in other income (expense) on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company has certain long-lived assets in Venezuela, which are held for investment purposes. During the second quarter of Fiscal 2019, the Company made an assessment of the recoverability of these properties as a result of the country's continued economic deterioration, which included the significant currency devaluation in August of 2018. The Company estimated the future undiscounted cash flows expected to be received from these properties. The estimate of the future undiscounted cash flows considered the Company’s financial condition and its intent and ability to retain its investments for a period of time sufficient to allow for the recovery of the carrying value. The future undiscounted cash flows did not exceed the net carrying value for the long-lived assets. The estimated fair value of the properties, which also considered the current conditions of the economy in Venezuela, the volatility of the real estate market, and the significant political unrest, resulted in a full non-cash impairment charge of $3,473 for the three and six months ended August 31, 2018. The non-cash impairment charge is included in Other Income (Expense) on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.

(19)     Lease Obligations

At August 31, 2018, the Company was obligated under non-cancelable operating leases for equipment, as well as warehouse and office facilities for minimum annual rental payments for continuing operations, for each of the succeeding years, as follows:

Operating Leases
2019	$1,268
2020	558
2021	410
2022	334
2023	197
Thereafter	192
Total minimum lease payments	$2,959

The Company has capital leases with a total lease liability of $1,173 at August 31, 2018. These leases have maturities through Fiscal 2021.

(20)     Capital Structure

The Company's capital structure is as follows:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

		Shares Authorized		Shares Outstanding
Security	Par Value	August 31, 2018	February 28, 2018	August 31, 2018	February 28, 2018	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,938,100	21,938,100	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	2,168,094	2,168,094	N/A	N/A	N/A

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

On September 1, 2015, Voxx acquired a majority voting interest in substantially all of the assets and certain specified liabilities of EyeLock, Inc. and EyeLock Corporation, a market leader of iris-based identity authentication solutions, through a newly-formed entity, EyeLock LLC. In connection with the acquisition, the Company entered into a Loan Agreement with EyeLock LLC. The terms of the Loan Agreement allowed EyeLock LLC to borrow funds for working capital purposes. During Fiscal 2017 and Fiscal 2018, the Company issued convertible promissory notes to EyeLock LLC, allowing the entity to borrow additional funds. On September 24, 2018, all outstanding promissory notes were amended and restated with Voxx issuing a consolidated convertible promissory note to EyeLock LLC to borrow up to $43,000. The promissory note bears interest at 10% and can be used to repay protective advances and to fund working capital requirements of the company. The amended and restated promissory note is due on February 28, 2019. The outstanding principal balance of this promissory note is convertible at the sole option of Voxx into units of EyeLock LLC. If Voxx chooses not to convert into equity, the outstanding loan principal of the amended and restated promissory note will be repaid at a multiple of 1.50 based on the repayment date. The agreement includes customary events of default and is collateralized by all of the property of EyeLock LLC.

We determined that we hold a variable interest in EyeLock LLC as a result of:

•our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and

•the loan agreement with EyeLock LLC, which has a total outstanding balance of $39,398 as of August 31, 2018.
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

Assets and Liabilities of EyeLock LLC
The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheets as of August 31, 2018 and February 28, 2018:

	August 31, 2018	February 28, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	271	128
Inventory, net	198	(119)
Receivables from vendors	—	—
Prepaid expenses and other current assets	122	117
Total current assets	591	126
Property, plant and equipment, net	144	186
Intangible assets, net	34,595	36,126
Other assets	242	119
Total assets	$35,572	$36,557
Liabilities and Partners' Equity
Current liabilities:
Accounts payable	$6,643	$4,711
Accrued expenses and other current liabilities	2,456	2,557
Current portion of debt	39,398	—
Total current liabilities	48,497	7,268
Long-term debt	—	33,722
Other long-term liabilities	1,200	1,200
Total liabilities	49,697	42,190
Commitments and contingencies
Partners' equity:
Capital	41,416	41,416
Retained earnings	(55,541)	(47,049)
Total partners' equity	(14,125)	(5,633)
Total liabilities and partners' equity	$35,572	$36,557

Revenue and Expenses of EyeLock LLC
The following table sets forth the revenues and expenses of EyeLock LLC that were included in our Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended August 31, 2018 and 2017, respectively:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017
Net sales	$93	$150	$216	$214
Cost of sales	26	79	36	57
Gross profit	67	71	180	157
Operating expenses:
Selling	296	762	624	1,355
General and administrative	1,317	2,019	2,543	3,677
Engineering and technical support	1,828	1,785	3,618	3,818
Total operating expenses	3,441	4,566	6,785	8,850
Operating loss	(3,374)	(4,495)	(6,605)	(8,693)
Interest and bank charges	(982)	(694)	(1,887)	(1,303)
Loss before income taxes	(4,356)	(5,189)	(8,492)	(9,996)
Income tax expense	—	—	—	—
Net loss	$(4,356)	$(5,189)	$(8,492)	$(9,996)

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

Segment data from continuing operations for each of the Company's segments are presented below:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Automotive	Premium Audio	Consumer Accessories	Corporate/ Eliminations	Total
Three Months Ended August 31, 2018
Net sales	$40,006	$39,652	$28,860	$349	$108,867
Equity in income of equity investees	1,637	—	—	—	1,637
Interest expense and bank charges	239	1,818	1,885	(2,825)	1,117
Depreciation and amortization expense	224	834	1,113	790	2,961
Income (loss) before income taxes (a)	1,011	1,482	(16,249)	(408)	(14,164)

Three Months Ended August 31, 2017
Net sales	$32,685	$39,941	$40,587	$257	$113,470
Equity in income of equity investees	1,927	—	—	—	1,927
Interest expense and bank charges	202	1,991	1,735	(2,085)	1,843
Depreciation and amortization expense	283	910	1,172	750	3,115
Income (loss) before income taxes	1,877	(844)	(8,274)	(9,142)	(16,383)

Six Months Ended August 31, 2018
Net sales	$79,652	$72,041	$57,603	$426	$209,722
Equity in income of equity investees	3,451	—	—	—	3,451
Interest expense and bank charges	484	3,609	3,676	(5,552)	2,217
Depreciation and amortization expense	463	1,672	2,225	1,564	5,924
Income (loss) before income taxes (a)	5,524	3,128	(23,717)	(2,764)	(17,829)

Six Months Ended August 31, 2017
Net sales	$69,708	$77,668	$80,515	$402	$228,293
Equity in income of equity investees	3,730	—	—	—	3,730
Interest expense and bank charges	288	3,936	3,447	(4,036)	3,635
Depreciation and amortization expense	552	1,792	2,337	1,473	6,154
Income (loss) before income taxes	5,423	(4,715)	(15,399)	(11,804)	(26,495)

(a) Included in income (loss) before income taxes for the three and six months ended August 31, 2018 are intangible asset impairment charges totaling $9,814 ($9,654 within the Consumer Accessories segment and $160 within the Automotive segment) (see Note 11), as well as the impairment charge of $(3,473) related to investment properties in Venezuela within the Automotive segment (see Note 18).

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
We account for a contract or purchase order when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the product passes to the customer, which is upon shipment, unless otherwise specified within the customer contract or on the purchase order as delivery, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations related to timing of product shipment that will be satisfied in different accounting periods. When that is the case, revenue is deferred until each performance obligation is met. No performance obligation related amounts were deferred as of August 31, 2018. Within our Automotive segment, while the majority of the contracts we enter into with Original Equipment Manufacturers (“OEM”) are long-term supply arrangements, the performance obligations are established by the enforceable contract, which is generally considered to be the purchase order. The purchase orders are of durations less than one year. As such, the Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed.
Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis.
Performance Obligations
The Company’s primary source of revenue is derived from the manufacture and distribution of premium audio, consumer accessories, and automotive products. Our consumer accessories products primarily consist of finished goods sold to retail customers, while our premium audio products primarily consist of finished goods sold to both retail and commercial customers. Our automotive products are sold both to OEM and aftermarket customers. The majority of the products sold to our automotive customers are manufactured by the Company. We recognize revenue for sales to our customers when transfer of control of the related good or service has occurred. All of our revenue was recognized under the point in time approach for the three and six months ended August 31, 2018. Contract terms with certain of our OEM customers could result in products and services being transferred over time as a result of the customized nature of some of our products, together with contractual provisions in the customer contracts that provide us with an enforceable right to payment for performance completed to date; however, under typical terms, we do not have the right to consideration until the time of shipment from our manufacturing facilities or distribution centers, or until the time of delivery to our customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to our right to consideration at the time of shipment or delivery.
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
While unit prices are generally fixed, we provide variable consideration for certain of our customers, typically in the form of promotional incentives at the time of sale. We utilize the most likely amount consistently to estimate the effect of uncertainty on the amount of variable consideration to which we would be entitled. The most likely amount method considers the single most likely amount from a range of possible consideration amounts. The most likely amounts are based upon the contractual terms of the incentives and historical experience with each customer. We record estimates for cash discounts, promotional rebates, and other promotional allowances in the period the related revenue is recognized (“Customer Credits”). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are presented within accrued sales incentives

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

on the Unaudited Consolidated Balance Sheet. Actual Customer Credits have not differed materially from estimated amounts for each period presented. Amounts billed to customers for shipping and handling are included in net sales and costs associated with shipping and handling are included in cost of sales. We have concluded that our estimates of variable consideration are not constrained according to the definition within the standard. Additionally, the Company applies the practical expedient in ASC paragraph 606-10-25-18B and accounts for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment activity, rather than a separate performance obligation.
With the adoption of ASC Topic 606, we reclassified certain amounts related to variable consideration. Under ASC Topic 606, we are required to present a refund liability and a return asset within the Unaudited Consolidated Balance Sheet, whereas in periods prior to adoption, we presented the estimated margin impact of expected returns as a contra-asset within accounts receivable. The changes in the refund liability are reported in net sales, and the changes in the return asset are reported in cost of sales in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income. As a result, the balance sheet presentation was adjusted beginning in Fiscal 2019. As of August 31, 2018, the balance of the return asset is $1,657 and the balance of the refund liability is $3,705, and they are presented within prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, on the Unaudited Consolidated Balance Sheet.
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
Contract Balances
Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company has no contract assets or contract liability balances at August 31, 2018.
Disaggregation of Revenue
The Company operates in three reportable segments: Automotive, Premium Audio and Consumer Accessories. ASC Topic 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales are disaggregated accordingly for the three and six months ended August 31, 2018 and 2017:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017

Automotive Segment
Original Equipment Manufacturers	$23,225	$15,057	$46,310	$34,866
Aftermarket	16,781	17,628	33,342	34,842
Total Automotive Segment	40,006	32,685	79,652	69,708

Premium Audio Segment
Retail	38,043	38,382	69,247	74,465
Commercial	1,609	1,559	2,794	3,203
Total Premium Audio Segment	39,652	39,941	72,041	77,668

Consumer Accessories Segment
Retail	28,860	40,587	57,603	80,515
Total Consumer Accessories Segment	28,860	40,587	57,603	80,515

Corporate/Eliminations	349	257	426	402

Total Net Sales	$108,867	$113,470	$209,722	$228,293

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

The Company has been a plaintiff in a counterfeit lawsuit with ePro ("the Defendant") in the United States District Court for the Southern District of New York. On September 30, 2016, the judge in the lawsuit awarded the Company $2,681. On January 25, 2018, the United States Court of Appeals for the Second Circuit affirmed the District Court judgment and denied the Defendant's petition for appeal. The Defendant's time to appeal to the United States Supreme Court expired and the award is final during the Company's first quarter of Fiscal 2019. Payment of the award has been received by Voxx and the Company recorded $2,076 of this settlement as a reduction of general and administrative expense on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income for the six months ended August 31, 2018 and $605 as an offset against prepaid legal fees recorded in prior periods.

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

(25)    New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)." ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements." ASU 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt this guidance beginning with its first quarter ended May 31, 2019.

The Company has established a task force, comprised of multiple functional groups inside the Company and is currently in the process of evaluating critical components of ASC Topic 842 and the potential impact of the guidance on the Company's financial position, results of operations and cash flows. Based on the preliminary work completed, the Company is considering the potential implications of the new standard in determining the discount rate to be used in valuing new and existing leases, procedural and operational changes that may be necessary to comply with the provisions of the guidance, and all applicable financial statement disclosures required by the guidance, all of which are areas that could be impacted by adoption of the ASC. The Company is also in the process of determining which practical expedients will be applied by the Company for implementation of the ASC. At this time, the Company has not completed its full evaluation; however, it believes the adoption of ASC Topic 842, at a minimum, will increase the total assets and total liabilities reported on the Company's Consolidated Balance Sheet.

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

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." Under the new guidance, if a reporting unit's carrying value amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates today's requirement to calculate goodwill impairment using Step 2, which calculates an impairment charge by comparing the implied fair value of goodwill with its carrying amount. The standard does not change the guidance on completing Step 1 of the goodwill impairment test. The amendments in this ASU are effective for annual or any interim goodwill impairments tests in fiscal years beginning after December 15, 2019 and should be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

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

The effects of changes in tax laws are required to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the TCJA’s provisions, the FASB issued ASU 2018-06, "Income Taxes (Topic 740)," pursuant to the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows companies to record the tax effects of the TCJA on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment. The Company’s accounting for certain elements of the TCJA was incomplete as of the year ended February 28, 2018, and remains incomplete as of the quarter August 31, 2018; however, the Company was able to make reasonable estimates of the effects, and therefore, recorded provisional estimates for these items at August 31, 2018 and February 28, 2018.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement ('Topic 820'): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that ASU 2018-13 will have on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans."  ASU 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and added additional disclosures. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2020. The amendments in ASU 2018-14 must be applied on a retrospective basis.  The Company is currently assessing the effect, if any, that ASU 2018-14 will have on its consolidated financial statements.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three and six months ended August 31, 2018 compared to the three and six months ended August 31, 2017. Next, we present EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share attributable to Voxx for the three and six months ended August 31, 2018 compared to the three and six months ended August 31, 2017 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

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

Acquisitions and Dispositions

On August 31, 2017 (the "Closing Date"), the Company completed its sale of Hirschmann Car Communication GmbH and its subsidiaries (collectively, “Hirschmann”) to a subsidiary of TE Connectivity Ltd ("TE"). The consideration received by the Company was €148,500. The purchase price, at the exchange rate as of the close of business on the Closing Date approximated $177,000 and is subject to adjustment based upon the final working capital. The Hirschmann subsidiary group, which was included within the Automotive segment, qualified to be presented as a discontinued operation in accordance with ASC 205-20 beginning in the Company's Fiscal 2018 second quarter ending August 31, 2017. Financial results of the discontinued operation for the six months ended August 31, 2017 were as follows:

Six Months Ended August 31,
2017
Net sales of discontinued operations	$91,824
Income from discontinued operations, net of tax	32,710
Income from discontinued operations per diluted share	$1.35

Details of the disposition are outlined in Note 2 of this report.

Critical Accounting Policies and Estimates

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; sales incentives; accounts receivable reserves; inventory reserves; goodwill and other intangible assets; warranties; stock-based compensation; income taxes; and the fair value measurements of financial assets and liabilities.  A summary of the Company's critical accounting policies is identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the fiscal year ended February 28, 2018. Since February 28, 2018, there have been no changes in our critical accounting policies or changes to the assumptions and estimates related to them, with the exception of revenue recognition and the recognition and measurement of financial assets and financial liabilities. Refer to Note 23 for discussion of the Company's accounting policy for revenue from contracts with customers resulting from the adoption of ASC Topic 606, Revenue from Contracts with Customers and to Note 4 for discussion of the Company's adoption of ASU 2016-01 on March 1, 2018.

Results of Operations

As you read this discussion and analysis, refer to the accompanying Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income, which present the results of our operations for the three and six months ended August 31, 2018 and 2017.

The following tables set forth, for the periods indicated, certain statements of operations data from continuing operations for the three and six months ended August 31, 2018 and 2017, and therefore excludes all income statement activity of the discontinued operation.

Net Sales

	August 31,
	2018	2017	$ Change	% Change
Three Months Ended:
Automotive	$40,006	$32,685	$7,321	22.4%
Premium Audio	39,652	39,941	(289)	(0.7)
Consumer Accessories	28,860	40,587	(11,727)	(28.9)
Corporate	349	257	92	35.8
Total net sales	$108,867	$113,470	$(4,603)	(4.1)%

Six Months Ended:
Automotive	$79,652	$69,708	$9,944	14.3%
Premium Audio	72,041	77,668	(5,627)	(7.2)
Consumer Accessories	57,603	80,515	(22,912)	(28.5)
Corporate	426	402	24	6.0
Total net sales	$209,722	$228,293	$(18,571)	(8.1)%

Automotive sales represented 36.7% and 38.0% of the net sales for the three and six months ended August 31, 2018, respectively, compared to 28.8% and 30.5% in the respective prior year periods. Within the Company's OEM manufacturing lines, there was an increase in sales during the three and six months ended August 31, 2018 as compared to the prior year, related to new headrest programs that began at the end of the third quarter of Fiscal 2018. Further, during Fiscal 2018, additional vehicle models were added to the Company's existing programs with Subaru and during the three and six months ended August 31, 2018, the Company experienced an increase in sales related to these programs as a result of stronger year over year orders from Subaru. As an offset to these increases, the Company experienced a decrease in automotive sales during the three and six months ended August 31, 2018 due both to the continued decline in satellite radio sales as a result of most vehicles being built equipped with these products as standard vehicle options, as well as due to an overall decline in the Company's aftermarket rear-seat entertainment sales as a result of price competition and changes in consumer demand.

Premium Audio sales represented 36.4% and 34.4% of our net sales for the three and six months ended August 31, 2018, respectively, compared to 35.2% and 34.0% in the respective prior year periods. The decrease in sales is primarily due to several close out promotions on certain soundbar models and Bluetooth speakers offered in the prior year as a result of product overstock, as well as product phase outs to make room for newer product lines, which did not repeat in the current year. The Company also experienced a delay in the launch of its newest neckband product during the first half of Fiscal 2019, which resulted in a decrease in mobility product sales as compared to the prior year periods, in which several close out promotions were offered on older products being phased out to make room for this new line. During the six months ended August 31, 2018, the Company experienced a decrease in sales in its European market as a result of the timing of certain customer orders, as well as a change in its sales channel strategy with one of its e-commerce customers that has temporarily delayed sales. As an offset to these decreases, the Company experienced an increase in sales of its home entertainment speakers during both the three and six months ended August 31, 2018 due to promotions offered during the current year periods on existing product lines, an increase in sales of the Company's newest lines of in-wall and in-ceiling architectural speaker products that began launching in the second half of Fiscal 2018, and due to sales of its newest home entertainment speaker lines that launched during the second quarter of Fiscal 2019.

Consumer Accessory sales represented 26.5% and 27.5% of our net sales for the three and six months ended August 31, 2018, respectively, compared to 35.8% and 35.3% in the comparable prior year periods. The Company experienced a decrease in sales of wireless and Bluetooth speakers during the three and six months ended August 31, 2018 due primarily to the timing of customer orders, which includes some large load in orders of new wireless speaker product lines during the three and six months ended August 31, 2017 that did not repeat in the current year. The Company also saw a decrease in sales of reception products, such as antennas; hook-up products; remotes; headphones; and power products, such as cables and surge protectors, due to price competition, changes in demand and changes in technology. Additionally, during Fiscal 2018, the Company launched its Striiv activity tracking bands and received significant load in orders for the product during the three and six months ended August 31, 2017, which did not repeat in the current year periods, resulting in further sales declines in the Consumer Accessories segment. During the six months ended August 31, 2018, the Company experienced a decrease in sales within its European market primarily as a result of a change in its sales channel strategy with one of its e-commerce vendors that has temporarily delayed sales, as well as due to prior year sales of equipment and set top boxes related to an upgrade to the digital broadcasting platform that did not repeat in the current year. Offsetting these decreases was an increase in the Company's Project Nursery baby products as a result of more product placement with customers and an increase in direct import sales, as well as due to a modest increase in sales of the Company's new karaoke product.

Gross Profit and Gross Margin Percentage

	August 31,
	2018	2017	$ Change	% Change
Three Months Ended:
Automotive	$10,070	$8,396	$1,674	19.9%
	25.2%	25.7%
Premium Audio	13,945	12,433	1,512	12.2
	35.2%	31.1%
Consumer Accessories	6,695	7,560	(865)	(11.4)
	23.2%	18.6%
Corporate	353	32	321	1,003.1
	$31,063	$28,421	$2,642	9.3%
	28.5%	25.0%
Six Months Ended:
Automotive	$20,069	$18,713	$1,356	7.2%
	25.2%	26.8%
Premium Audio	24,974	22,608	2,366	10.5
	34.7%	29.1%
Consumer Accessories	13,258	17,063	(3,805)	(22.3)
	23.0%	21.2%
Corporate	439	181	258	142.5
	$58,740	$58,565	$175	0.3%
	28.0%	25.7%

Gross margin percentages in the Automotive segment decreased 50 and 160 basis points for the three and six months ended August 31, 2018, respectively, as compared to the prior year. The main driver of the margin decline was within the Company's OEM business. While OEM sales increased during the three and six months ended August 31, 2018 primarily as a result of new headrest programs that began in the third quarter of Fiscal 2018, the sales from these programs have thus far earned lower margins in comparison to prior headrest programs due to production costs. The Company also experienced lower sales of several of its aftermarket rear-seat entertainment products during the three and six months ended August 31, 2018, which typically generate higher margins for the Automotive segment. This was partially offset by a decrease in sales of lower margin products, such as satellite radio fulfillments during the three and six months ended August 31, 2018.

Gross margin percentages in the Premium Audio segment increased 410 and 560 basis points for the three and six months ended August 31, 2018, respectively, as compared to the prior year periods. During the three and six months ended August 31, 2017, the segment experienced increases in sales of certain soundbar and Bluetooth speaker products as a result of heavy close out promotions; however, these promotions drove margins for these products down significantly in Fiscal 2018. Such promotions were not repeated during the three and six months ended August 31, 2018 and although sales of these products decreased in both periods, their margins increased. The segment also experienced an increase in sales of its higher margin home entertainment speakers and systems during the three and six months ended August 31, 2018, as well as a decrease in lower margin mobility products, such as headphones and neckbands. As an offset to these increases, the segment experienced lower sales in its European market during the three and six months ended August 31, 2018, whose products typically generates higher margins for the segment.

Gross margin percentages in the Consumer Accessories segment increased 460 and 180 basis points for the three and six months ended August 31, 2018, respectively, as compared to the prior year period. For the three and six months ended August 31, 2018, margins were positively impacted by the decrease in sales of the Company's Striiv activity tracking band, which resulted in significant sales during the prior year periods, but generated low margins for the Consumer Accessories segment. The decrease in sales of this product during the three and six months ended August 31, 2018 has resulted in an increase in the segment's margins overall. The increase in sales of the Company's Project Nursery products has also generated higher margins for the segment during the three and six months ended August 31, 2018. Finally, during the three and six months ended August 31, 2017, the Company incurred an increase in air freight charges related to an unanticipated significant demand for certain remote products. Although sales of remote products decreased for the three and six months ended August 31, 2018, the absence of these additional freight expenses caused an improvement to the segment's margins. As an offset to these margin increases, the Company experienced decreases in Consumer Accessories segment margins for the three and six months ended August 31, 2018 as a result of the decrease in sales of wireless speakers, which typically generate higher margins for the Company, as well as other high margin products, such as reception and hookup products.

Operating Expenses

	August 31,
	2018	2017	$ Change	% Change
Three Months Ended:
Operating expenses:
Selling	$9,604	$10,652	$(1,048)	(9.8)%
General and administrative	17,038	20,640	(3,602)	(17.5)
Engineering and technical support	6,070	7,383	(1,313)	(17.8)
Intangible asset impairment charges	9,814	—	9,814	100.0
Total operating expenses	$42,526	$38,675	$3,851	10.0%

Six Months Ended:
Operating expenses:
Selling	$20,298	$23,061	$(2,763)	(12.0)%
General and administrative	33,150	40,837	(7,687)	(18.8)
Engineering and technical support	11,981	14,037	(2,056)	(14.6)
Intangible asset impairment charges	9,814	—	9,814	100.0
Total operating expenses	$75,243	$77,935	$(2,692)	(3.5)%

Total operating expenses have increased for the three months ended August 31, 2018 and decreased for the six months ended August 31, 2018 as compared with the prior year periods.

Selling expenses decreased during both the three and six months ended August 31, 2018 primarily due to lower salaries and commissions as a result of headcount reductions, lower bonus accruals and lower sales as compared to the prior year. Advertising expenses decreased as a result of lower spending on consumer media and the elimination of several display units that had been used in the prior year periods. Additionally, trade show related expenses decreased as a result of the reduction in the number of trade shows attended by the Company this fiscal year, as well as reduced spending on trade shows attended. As an offset to these decreases in selling expenses, the Company experienced an increase in online platform fees related to increased web advertising for online sales, as well as due to a termination charge related to a web platform the Company will no longer be using.

Within general and administrative expenses, the Company experienced decreases for both the three and six months ended August 31, 2018 primarily as a result of a decline in salary expense, as the sale of Hirschmann during the second quarter of Fiscal 2018 resulted in higher executive bonuses that did not repeat in the current fiscal year. Salary and related payroll expenses, as well as travel and entertainment and other variable office expenses have also decreased for the three and six months ended August 31, 2018 due to headcount reductions, and other cost cutting measures undertaken by the Company. During the six months ended August 31, 2018, professional expenses decreased due to a favorable outcome in a lawsuit that resulted in the Company being reimbursed for certain professional fees and disbursements, as well as lower legal services during the period as compared to the prior year.

Within engineering and technical support, the Company experienced expense decreases during both the three and six months ended August 31, 2018 primarily due to the timing of the completion of projects, including the Company's latest headrest program that completed in the second half of Fiscal 2018, and the start of new ones. This has resulted in a net decrease to research and development expense as compared to the prior year periods.

During the second quarter of Fiscal 2019, the Company re-evaluated its projections for several brands in its Consumer Accessory and Automotive segments based on lower than anticipated results due to lower product load-ins, increased competition for certain product lines, a streamlining of SKU’s, and its marketing strategy for one of its brands. As a result of this evaluation, the Company determined that several of its trademarks were impaired resulting in a total charge of $9,814 for the three and six months ended August 31, 2018.

Other Income (Expense)

	August 31,
	2018	2017	$ Change	% Change
Three Months Ended:
Interest and bank charges	$(1,117)	$(1,843)	$726	(39.4)%
Equity in income of equity investee	1,637	1,927	(290)	(15.0)
Investment gain	—	1,416	(1,416)	(100.0)
Impairment of Venezuela investment properties	(3,473)	—	(3,473)	100.0
Other, net	252	(7,629)	7,881	(103.3)
Total other (expense) income	$(2,701)	$(6,129)	$3,428	(55.9)%

Six Months Ended:
Interest and bank charges	$(2,217)	$(3,635)	$1,418	(39.0)%
Equity in income of equity investee	3,451	3,730	(279)	(7.5)
Investment gain	—	1,416	(1,416)	(100.0)
Impairment of Venezuela investment properties	(3,473)	—	(3,473)	100.0
Other, net	913	(8,636)	9,549	(110.6)
Total other (expense) income	$(1,326)	$(7,125)	$5,799	(81.4)%

Interest and bank charges represent expenses for the Company's bank obligations, interest and fees related to supply chain financing agreements and factoring agreements, interest related to capital leases and amortization of debt issuance costs. The decrease in these expenses for the three and six months ended August 31, 2018 is due to the fact that the Company did not carry an outstanding balance on its Credit Facility in these periods after repaying the entire outstanding balance of the Credit Facility following the sale of Hirschmann on August 31, 2017.

Equity in income of equity investee represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA"). This income decreased for both the three and six months ended August 31, 2018 as compared to the prior year as a result of expenditures made to expand the company's sales department and customer support services, as well as due to the liquidation and sell through of certain slow moving inventory stock.

During July 2017, one of the Company's cost method investees, RxNetworks, was sold to a third party, resulting in an investment gain recognized by the Company for the three and six months ended August 31, 2017, representing the excess of the consideration received for the investment held by the Company on the date of the transaction.

The Company has certain long-lived assets in Venezuela, which are held for investment purposes. During the second quarter of Fiscal 2019, the Company made an assessment of the recoverability of these properties as a result of the country's continued economic deterioration, which included a significant currency devaluation in August of 2018. The Company recorded an impairment charge for the three and six months ended August 31, 2018 representing the remaining balance of these properties.

Other, net, during the three months ended August 31, 2018 primarily includes net foreign currency losses of $(131), interest income of $269, and rental income of $132, while Other, net, during the three months ended August 31, 2017, primarily included foreign currency losses of $(7,387), interest income of $16, and rental income of $131. Other, net, during the six months ended August 31, 2018 primarily includes net foreign currency gains of $204, interest income of $475, and rental income of $253, while Other, net, during the six months ended August 31, 2017, primarily included foreign currency losses of $(8,219), interest income of $31, and rental income of $275. Included within the foreign currency loss for the three and six months ended August 31, 2017 is a loss on forward contracts totaling $(6,618) incurred in conjunction with the sale of Hirschmann (see Note 2).

Income from Discontinued Operations

On August 31, 2017, the Company completed its sale of Hirschmann to a subsidiary of TE. The consideration received by the Company was €148,500. The purchase price, at the exchange rate as of the close of business on August 31, 2017, approximated $177,000 and is subject to adjustment based upon the final working capital. For the three and six months ended August 31, 2017, income from discontinued operations consisted primarily of a gain on sale of $36,118, as well as operating income of $1,562 and $2,840, respectively. Operating income for the Company's discontinued operation for the three and six months ended August 31,

2017 was comprised primarily of tuner and antenna sales. For the three and six months ended August 31, 2018, there was no income from discontinued operations and no operating income, as all sales and operations relating to the discontinued operation ceased following the sale of Hirschmann on August 31, 2017.

Income Tax Provision

The effective tax rate for the three and six months ended August 31, 2018 was an income tax provision of 58.9% and 40.5%, respectively, compared to an income tax provision of 21.2% and an income tax benefit of 15.0%, in the comparable prior year periods. The effective tax rate for the three and six months ended August 31, 2018 differs from the statutory rate of 21% primarily due to the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates. In addition, the valuation allowance increased for tax credits and loss jurisdictions for which a limited tax benefit can be recognized.

The estimated annual effective tax rate for the fiscal year ended February 28, 2019 is a negative 52.7%. The calculation of the estimated annual effective tax rate is based on our annual pretax income forecast which includes profitable jurisdictions anticipating an income tax provision and loss jurisdictions for which a limited tax benefit can be recognized. The mix of the jurisdictions produces a negative effective tax rate which results in an income tax provision when applied to the pretax loss for the three and six months ended August 31, 2018. If the annual pretax income forecast is achieved for the remainder of the fiscal year, the Company anticipates recognizing an income tax benefit in the third and fourth quarters of Fiscal 2019.

The effective tax rate for the three and six months ended August 31, 2017 differed from the statutory rate of 35% primarily due to the ability to provide an income tax benefit for domestic losses, as the U.S. taxable income from discontinued operations is treated as a source of income under the intra-period allocation guidance, coupled with the mix of domestic and foreign earnings, the non-controlling interest related to EyeLock LLC and an income tax benefit related to various federal tax credits.

EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per Common Share

EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share are not financial measures recognized by GAAP. EBITDA represents net (loss) income attributable to VOXX International Corporation, computed in accordance with GAAP, before interest expense and bank charges, taxes, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for stock-based compensation expense, impairment charges, gains on the sale of discontinued operations, losses on certain forward contracts, and investment gains. Depreciation, amortization, stock-based compensation and asset impairment charges are non-cash items. Diluted Adjusted EBITDA per common share represents the Company's diluted earnings per common share based on Adjusted EBITDA.
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

	Three Months Ended August 31,		Six Months Ended August 31,
	2018	2017	2018	2017
Net (loss) income attributable to VOXX International Corporation	$(20,803)	$17,106	$(21,742)	$14,076
Adjustments:
Interest expense and bank charges (1)	735	1,730	1,482	3,406
Depreciation and amortization (1)	2,652	4,340	5,306	8,477
Income tax expense	8,338	6,207	7,225	2,144
EBITDA	(9,078)	29,383	(7,729)	28,103
Stock-based compensation	127	157	234	299
Intangible asset impairment charges	9,814	—	9,814	—
Impairment of Venezuela investment properties	3,473	—	3,473	—
Gain on sale of discontinued operation	—	(36,118)	—	(36,118)
Loss on forward contracts attributable to sale of business	—	6,618	—	6,618
Investment gain	—	(1,416)	—	(1,416)
Adjusted EBITDA	$4,336	$(1,376)	$5,792	$(2,514)
Diluted (loss) income per common share attributable to VOXX International Corporation	$(0.85)	$0.71	$(0.89)	$0.58
Diluted Adjusted EBITDA per common share attributable to VOXX International Corporation	$0.18	$(0.06)	$0.24	$(0.10)

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

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of August 31, 2018, we had working capital of $178,776 which includes cash and cash equivalents of $44,191, compared with working capital of $170,472 at February 28, 2018, which included cash and cash equivalents of $51,740. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions, or to further pay down our debt. As of August 31, 2018, we had cash amounts totaling $332 held in foreign bank accounts, none of which would be subject to United States federal income taxes if made available for use in the United States. The Tax Cuts and Jobs Act provides a 100% participation exemption on dividends received from foreign corporations after January 1, 2018 as the United States has moved away from a worldwide tax system and closer to a territorial system for earnings of foreign corporations.

Operating activities provided cash of $180 for the six months ended August 31, 2018, primarily due to a decrease in the Company's accounts receivables and an increase in accounts payable, which was offset by an increase in inventory and a decrease in accrued expenses. For the six months ended August 31, 2017, operating activities used cash of $32,207 principally due to increases in the Company's inventory, as well as prepaid expenses and other assets, and was offset by a decrease in accounts receivable and an increase in accrued expenses.

Investing activities used cash of $3,798 during the six months ended August 31, 2018 primarily as a result of the issuance of notes receivable. For the six months ended August 31, 2017, investing activities provided cash of $163,991, primarily as a result of the sale of Hirschmann on August 31, 2017, which was offset by cash used for capital additions, as well as the acquisition of Rosen Electronics LLC and the issuance of notes receivable.

Financing activities used cash of $193 during the six months ended August 31, 2018 primarily due to borrowings of bank obligations, net of repayments. During the six months ended August 31, 2017, financing activities used cash of $92,272 primarily due to the repayment of balances outstanding on the Company's Credit Facility as a result of the sale of Hirschmann.

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000, and a term loan in the amount of $15,000. The Credit Facility also includes a $15,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 16(b)). In conjunction with the sale of Hirschmann on August 31, 2017 (see Note 2), the Company paid down substantially all of the outstanding balance of the revolving credit facility, as well as the entire outstanding balance of the term loan, which cannot be renewed. As of August 31, 2018, there was no balance outstanding under the revolving credit facility. The availability under revolving credit line of the Credit Facility was $93,567 as of August 31, 2018.

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

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At August 31, 2018, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period (9)
		Less than	2-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$1,173	$431	$700	$42	$—
Operating leases (2)	2,959	1,268	968	531	192
Total contractual cash obligations	$4,132	$1,699	$1,668	$573	$192

Other Commitments
Bank obligations (3)	$6,595	$6,595	$—	$—	$—
Stand-by and commercial letters of credit (4)	1,082	1,082	—	—	—
Other (5)	11,781	1,558	3,358	1,000	5,865
Contingent earn-out payments and other (6)	389	246	143	—	—
Pension obligation (7)	664	—	—	—	664
Unconditional purchase obligations (8)	73,849	73,849	—	—	—
Total other commitments	94,360	83,330	3,501	1,000	6,529
Total commitments	$98,492	$85,029	$5,169	$1,573	$6,721

1.
Represents total principal payments due under capital lease obligations which have a total current (included in other current liabilities) and long-term principal balance of $431 and $742, respectively, at August 31, 2018.

2.	We enter into operating leases in the normal course of business.

3.	Represents amounts outstanding under the Voxx Germany Euro asset-based lending facility at August 31, 2018.

4.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.

5.	This amount includes balances outstanding under loans and mortgages for our manufacturing facility in Florida and for facilities at Schwaiger and Voxx Germany.

6.	Represents contingent consideration payments due in connection with the Rosen acquisition, as well as profit sharing payments related to Invision.

7.	Represents the liability for an employer defined benefit pension plan covering certain eligible employees of Voxx Germany.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

Voxx conducts business in various non-U.S. countries, including Germany, Canada, Mexico, China, Denmark, the Netherlands, and France and thus is exposed to market risk for changes in foreign currency exchange rates. A cumulative foreign currency translation loss of $(15,097) related to the Company’s foreign subsidiaries is included in Accumulated Other Comprehensive (Loss) Income on the Unaudited Consolidated Balance Sheet at August 31, 2018. The aggregate foreign currency transaction exchange rate (losses)/gains included in determining income before income taxes were $(131) and $204 for the three and six months ended August 31, 2018, respectively, compared to $(7,387) and $(8,219) for the three and six months ended August 31, 2017, respectively. The foreign currency transaction losses for the three and six months ended August 31, 2017 include a loss on forward contracts totaling $(6,618) incurred in conjunction with the sale of Hirschmann (see Note 2). For the three and six months ended August 31, 2018, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales from continuing operations of approximately $1,870 and $3,780, respectively, and net income from continuing operations of approximately $80 and $200, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela did not have any sales for the three and six months ended August 31, 2018. There were no cash related assets invested in Venezuela as of August 31, 2018 that would be subject to government foreign exchange controls. The Company has certain long-lived assets in Venezuela, which are held for investment purposes. During the second quarter of Fiscal 2019, the Company made an assessment of the recoverability of these properties as a result of the country's continued economic deterioration, which included a significant currency devaluation in August of 2018. The Company concluded that these properties were fully impaired as of August 31, 2018 and recorded an impairment charge of $3,473 for the three and six months ended August 31, 2018.

The Company enters into forward foreign currency contracts which are utilized to hedge a portion of its foreign currency inventory purchases. As of August 31, 2018, the total net fair value of our forward foreign currency contracts recorded in prepaid expenses and other current assets on our Unaudited Consolidated Balance Sheet was $119. Total gains/(losses) recognized related to forward foreign currency contracts related to continuing operations and settled during the three and six months ended August 31, 2018 were $21 and $(214), respectively, compared to $42 and $317 during the three and six months ended August 31, 2017, respectively.

Interest

In connection with the Florida Mortgage, we have debt outstanding in the amount of $8,365 at August 31, 2018. Interest on this mortgage is charged at 70% of 1-month LIBOR plus 1.54%. The Company also has debt outstanding with variable interest rates on its Euro asset-based lending obligation in Germany (see Note 16(c)). The Company currently has one interest rate swap for the Florida Mortgage with a notional amount of $8,365 at August 31, 2018. This swap locks the interest rate at 3.48% (inclusive of credit spread) on the Florida Mortgage through the mortgage end date of March 2026.

As of August 31, 2018, the total net fair value of the interest rate swap recorded in other assets on our Unaudited Consolidated Balance Sheet is $3, which represents the amount that would be received/(paid) upon unwinding the interest rate swap agreement based on market conditions on that date. Changes in the fair value of this interest rate swap agreement is reflected as an adjustment to other assets or liabilities with an offsetting adjustment to accumulated other comprehensive income (loss) since the hedge is deemed fully effective.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of August 31, 2018 to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three-month period ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 24 of the Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Note 14 of the Form 10-K for the fiscal year ended February 28, 2018 for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended February 28, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three and six months ended August 31, 2018.

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

101
The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended August 31, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii), the Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

October 10, 2018

By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer