Form 10-Q
period 2018-11-30
VOXX International Corp
filed 2019-01-09
CIK 807707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

 or

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
Yes   ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of January 8, 2019
Class A Common Stock	21,938,100	Shares
Class B Common Stock	2,260,954	Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share and per share data)

	November 30, 2018	February 28, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$48,718	$51,740
Accounts receivable, net	84,639	81,116
Inventory, net	118,816	117,992
Receivables from vendors	463	493
Prepaid expenses and other current assets	28,598	14,007
Income tax receivable	499	511
Total current assets	281,733	265,859
Investment securities	3,243	4,167
Equity investment	22,108	21,857
Property, plant and equipment, net	61,200	65,259
Goodwill	54,785	54,785
Intangible assets, net	135,041	150,320
Deferred income tax assets	24	24
Other assets	2,590	13,373
Total assets	$560,724	$575,644
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$37,097	$34,700
Accrued expenses and other current liabilities	33,776	36,350
Income taxes payable	1,371	2,587
Accrued sales incentives	16,606	14,020
Current portion of long-term debt	10,417	7,730
Total current liabilities	99,267	95,387
Long-term debt, net of debt issuance costs	5,754	8,476
Capital lease obligation	628	699
Deferred compensation	2,529	3,369
Deferred income tax liabilities	14,853	12,217
Other tax liabilities	1,377	2,191
Other long-term liabilities	3,014	3,187
Total liabilities	127,422	125,526
Commitments and contingencies
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 20)	—	—
Common stock:
Class A, $.01 par value, 60,000,000 shares authorized, 24,106,194 shares issued and 21,938,100 shares outstanding at both November 30, 2018 and February 28, 2018	242	256
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding at both November 30, 2018 and February 28, 2018	22	22
Paid-in capital	296,788	296,395
Retained earnings	185,142	194,673
Accumulated other comprehensive loss	(16,932)	(14,222)
Treasury stock, at cost, 2,168,094 shares of Class A Common Stock at both November 30, 2018 and February 28, 2018	(21,176)	(21,176)
Total VOXX International Corporation stockholders' equity	444,086	455,948
Non-controlling interest	(10,784)	(5,830)
Total stockholders' equity	433,302	450,118
Total liabilities and stockholders' equity	$560,724	$575,644

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries
Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)
 (In thousands, except share and per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017
Net sales	$129,637	$156,563	$339,359	$384,856
Cost of sales	90,714	115,044	241,696	284,772
Gross profit	38,923	41,519	97,663	100,084

Operating expenses:
Selling	10,363	11,357	30,661	34,805
General and administrative	16,482	18,258	49,632	59,095
Engineering and technical support	6,368	6,261	18,349	20,298
Intangible asset impairment charges (see Note 11)	—	—	9,814	—
Total operating expenses	33,213	35,876	108,456	114,198
Operating income (loss)	5,710	5,643	(10,793)	(14,114)

Other income (expense):
Interest and bank charges	(1,174)	(1,215)	(3,391)	(4,850)
Equity in income of equity investee	1,695	2,004	5,146	5,734
Investment gain (see Note 4)	—	—	—	1,416
Impairment of Venezuela investment properties (see Note 18)	—	—	(3,473)	—
Other, net	260	477	1,173	(7,772)
Total other income (expense), net	781	1,266	(545)	(5,472)

Income (loss) from continuing operations before income taxes	6,491	6,909	(11,338)	(19,586)
Income tax (benefit) expense from continuing operations	(4,078)	(568)	3,147	(4,531)
Net income (loss) from continuing operations	10,569	7,477	(14,485)	(15,055)

Net (loss) income from discontinued operations, net of tax (see Note 2)	—	(368)	—	32,342
Net income (loss)	10,569	7,109	(14,485)	17,287
Less: net loss attributable to non-controlling interest	(1,642)	(1,535)	(4,954)	(5,433)
Net income (loss) attributable to VOXX International Corporation	$12,211	$8,644	$(9,531)	$22,720

Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,263)	(170)	(3,333)	27,669
Derivatives designated for hedging	50	226	542	(960)
Pension plan adjustments	20	(2)	57	1,688
Unrealized holding (loss) gain on available-for-sale investment securities, net of tax	—	(3)	24	74
Other comprehensive (loss) income, net of tax	(1,193)	51	(2,710)	28,471
Comprehensive income (loss) attributable to VOXX International Corporation	$11,018	$8,695	$(12,241)	$51,191

Income (loss) income per share - basic:
Continuing operations attributable to VOXX International Corporation	$0.50	$0.37	$(0.39)	$(0.40)
Discontinued operations attributable to VOXX International Corporation	$—	$(0.02)	$—	$1.34
Attributable to VOXX International Corporation	$0.50	$0.36	$(0.39)	$0.94

Income (loss) income per share - diluted:
Continuing operations attributable to VOXX International Corporation	$0.50	$0.37	$(0.39)	$(0.40)
Discontinued operations attributable to VOXX International Corporation	$—	$(0.02)	$—	$1.34
Attributable to VOXX International Corporation	$0.50	$0.35	$(0.39)	$0.94

Weighted-average common shares outstanding (basic)	24,355,791	24,238,493	24,355,791	24,222,973
Weighted-average common shares outstanding (diluted)	24,628,836	24,498,144	24,355,791	24,222,973

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

		Nine Months Ended November 30,
		2018		2017
Cash flows from operating activities:
Net loss from continuing operations		$(14,485)		$(15,055)
Net income from discontinued operations		—		32,342

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization		8,811		12,087
Amortization of debt discount		616		616
Intangible asset impairment charges		9,814		—
Bad debt expense		372		260
Loss on forward contracts		132		6,602
Equity in income of equity investees		(5,146)		(5,734)
Distribution of income from equity investees		4,899		5,245
Deferred income tax expense		2,606		1,157
Non-cash compensation adjustment		(840)		786
Stock based compensation expense		393		445
Impairment of Venezuela investment properties		3,473		—
(Gain) loss on sale of property, plant and equipment		15		(10)
Gain on sale of RxNetworks		—		(1,416)
Gain on sale of Hirschmann		—		(36,118)
Changes in operating assets and liabilities:
Accounts receivable		(5,709)		(10,862)
Inventory		(2,648)		(831)
Receivables from vendors		24		396
Prepaid expenses and other		4,549		(12,275)
Investment securities-trading		903		52
Accounts payable, accrued expenses, accrued sales incentives and other liabilities		4,159		(14,975)
Income taxes payable		(1,833)		(1,660)
Net cash provided by (used in) operating activities		10,105		(38,948)
Cash flows (used in) provided by investing activities:
Purchases of property, plant and equipment		(4,084)		(5,932)
Proceeds from sale of property, plant and equipment		47		10
Issuance of notes receivable		(4,931)		(3,000)
Proceeds from sale of long-term investment		—		2,660
Purchase of business		—		(1,814)
Proceeds from sale of Hirschmann, net of settlement of forward contracts		—		170,020
Net cash (used in) provided by investing activities		(8,968)		161,944
Cash flows used in financing activities:
Principal payments on capital lease obligation		(295)		(489)
Repayment of bank obligations		(1,870)		(128,591)
Borrowings on bank obligations		1,974		37,114
Proceeds from exercise of stock options		—		303
Net cash used in financing activities		(191)		(91,663)
Effect of exchange rate changes on cash		(3,968)		(1,619)
Net (decrease) increase in cash and cash equivalents		(3,022)		29,714
Cash and cash equivalents at beginning of period	(a)	51,740	(a)	7,800
Cash and cash equivalents at end of period		$48,718	(a)	$37,514
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

The Hirschmann subsidiary group, which was included within the Automotive segment, qualified to be presented as a discontinued operation in accordance with ASC 205-20 beginning in the Company's Fiscal 2018 second quarter ending August 31, 2017. Voxx has not had any continuing involvement in the Hirschmann business subsequent to the Closing Date. Hirschmann and TE are not related parties of the Company subsequent to the deconsolidation of Hirschmann.

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

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the net income from discontinued operations, net of tax, presented separately in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss):

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Three Months Ended November 30,	Nine Months Ended November 30,
	2017	2017
Net sales	$—	$91,824
Cost of sales	—	63,610
Gross profit	—	28,214

Operating expenses:
Selling	—	2,778
General and administrative	12	14,688
Engineering and technical support	—	7,920
Total operating expenses	12	25,386
Operating (loss) income of discontinued operations	(12)	2,828

Other (expense) income:
Interest and bank charges (a)	—	(279)
Other, net	7	145
Total other expense (income) of discontinued operations, net	7	(134)

Gain on sale of discontinued operations before taxes	—	36,118
Total (loss) income from discontinued operations before taxes	(5)	38,812
Income tax expense on discontinued operations (b)	363	6,470
(Loss) income from discontinued operations, net of taxes	$(368)	$32,342
(Loss) income per share - basic	$(0.02)	$1.34
(Loss) income per share - diluted	$(0.02)	$1.34

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

The following table presents supplemental cash flow information of the discontinued operation:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Nine Months Ended November 30,
2017
Operating activities:
Depreciation and amortization expense	$2,939
Stock-based compensation expense	50

Investing activities:
Capital expenditures	$2,652

Non-cash investing and financing activities:
Capital expenditures funded by long-term obligations	$1,916

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

There are no reconciling items which impact the numerator of basic and diluted net income (loss) common share.  A reconciliation between the denominator of basic and diluted net income (loss) per common share is as follows:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017
Weighted-average common shares outstanding (basic)	24,355,791	24,238,493	24,355,791	24,222,973
Effect of dilutive securities:
Restricted stock	273,045	259,651	—	—
Weighted-average common shares and potential common shares outstanding (diluted)	24,628,836	24,498,144	24,355,791	24,222,973

Restricted stock totaling 0, and restricted stock, options and warrants totaling 55,918 for the three months ended November 30, 2018 and 2017, respectively, and 531,375 and 545,102 for the nine months ended November 30, 2018 and 2017, respectively, were not included in the net income (loss) per diluted share calculation because the exercise price of the restricted stock was greater than the average market price of the Company’s common stock during these periods, or the inclusion of these components would have been anti-dilutive.

(4)    Investment Securities

As of November 30, 2018, and February 28, 2018, the Company had the following investments:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

			November 30, 2018
			Carrying Value
Investment Securities
Marketable Equity Securities
Mutual funds			$2,718
Total Marketable Equity Securities			2,718
Investment Held at Cost, Less Impairment			525
Total Investment Securities			$3,243

	February 28, 2018
	Cost Basis	Unrealized Holding Gain/(Loss)	Fair Value
Investment Securities
Marketable Equity Securities
Trading
Mutual funds	$3,620	$—	$3,620
Total Marketable Securities	3,620	—	3,620
Other Long-Term Investment at Cost	547	—	547
Total Investment Securities	$4,167	$—	$4,167

Equity Securities

As required, in the first quarter of Fiscal 2019 the Company adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” ("ASU 2016-01"), which requires changes to the accounting for financial instruments that affect the Company’s equity investments and the presentation and disclosure for such instruments. Marketable equity securities previously classified as available-for-sale equity investments are now measured and recorded at fair value with changes in fair value recorded in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). The impact of adopting ASU 2016-01 resulted in a cumulative effect adjustment of $24, which was recorded in other income (expense) in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended November 30, 2018, rather than in retained earnings, as it was not considered material to the Company's consolidated financial statements for the period.

Mutual Funds

The Company’s mutual funds are held in connection with its deferred compensation plan. Changes in the carrying value of these securities are offset by changes in the corresponding deferred compensation liability.

Upon the adoption of ASU 2016-01, changes in fair value of equity securities are now recorded within the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss), and as such, other than temporary impairment ("OTTI") considerations are no longer made with respect to equity securities. Prior to the adoption of ASU 2016-01, in determining whether equity securities were other than temporarily impaired, the Company considered its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost, along with factors including the length of time each security had been in an unrealized loss position, the extent of the decline and the near-term prospect for recovery. Additionally, on a quarterly basis, the Company was required to make a qualitative assessment of whether the investment was impaired. No OTTI losses were incurred by the Company during the three and nine months ended November 30, 2017.

Investment Held at Cost, Less Impairment

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The Company's investment held at cost, less impairment, represents an investment in Fathom Systems Inc. ("Fathom"), a non-controlled corporation. On July 31, 2017, RxNetworks, a Canadian company in which Voxx held a cost method investment consisting of shares of the investee's preferred stock, was sold to a third party. In consideration for its holdings in RxNetworks on July 31, 2017, Voxx received cash, as well as a proportionate share of the value (consisting of preferred stock) in Fathom, a newly formed Canadian entity, formerly a subsidiary of RxNetworks. As a result of this transaction, Voxx recognized a gain of $1,416 for the nine months ended November 30, 2017. The cash proceeds were subject to a hold-back provision, which was not included in the calculation of the gain recognized. On March 1, 2018, the Company adopted ASU No. 2016-01. This guidance requires equity investments to be measured at fair value with changes in fair value recognized in net income.  Since it does not have a readily determinable market value, the Company has elected to measure its investment in Fathom at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment. No adjustments have been made to the value of the Company’s investment in Fathom for the three and nine months ended November 30, 2018 either due to impairment or based on observable price changes. The variance in the balance of this investment is attributable solely to foreign currency adjustments. The Company monitors any events or changes in circumstances that may have a significant adverse effect on the fair value of this investment and makes any necessary adjustments. As of November 30, 2018, the Company's investment in Fathom totaled $525, or 8.7% of the outstanding shares of this company.

The Company holds various notes receivable from 360fly, Inc., designers and creators of 360° cameras and technology. These notes receivable, which aggregate $15,588 principal amount, are recorded in the Company's Consolidated Balance Sheet at November 30, 2018 under the caption Prepaid expenses and other current assets. Of the $15,588 notes receivable, $12,453 are convertible into preferred stock of 360fly, Inc. At November 30, 2018, all of the notes receivable were due on August 31, 2019. On December 12, 2018, one of the notes was amended to increase the available amount under the note by $1,100 and amend the due date to January 7, 2019. Of the notes receivable outstanding at November 30, 2018, a $5,000 aggregate principal amount then became payable on January 7, 2019, and a $10,588 aggregate principal balance will be payable on August 31, 2019. These notes receivable are senior secured notes that are collateralized by the intangible and tangible assets of 360fly, Inc. The notes bear interest at 8% per annum. Each month, the interest (to the extent not paid in cash) is added to the principal balance due. Prior to close of business on January 7, 2019, the Company amended the note receivable that was due on January 7, 2019 increasing the amount available under the note by an additional $500 and extending the payment terms to January 19, 2019. Subsequent to November 30, 2018, the Company lent additional funds of $595 to 360fly, Inc., and secured a cash advance of $231, both of which were originally due to be repaid on January 7, 2019. These additional funds were drawn under the note for which the due date was extended to January 19, 2019. As of this filing, the total amount due from 360fly, Inc., net of reserves of $2,134, is $15,681.

As all of the currently outstanding notes receivable are due from the same debtor, all the notes are deemed to have the same credit quality. The notes receivable were on a non-accrual status during the three and nine months ended November 30, 2018, and during the fiscal year ended February 28, 2018, as payment of interest was not reasonably assured. The credit quality of the notes receivable was previously deemed to not present a significant risk of loss or default of the principal payments based upon on-going business developments. During the fourth quarter of Fiscal 2019, the credit quality of the debtor has deteriorated.

The Company is currently having on-going negotiations with the other secured lenders of 360fly, Inc. with respect to a potential filing by 360fly, Inc. of a voluntary petition under Chapter 11 of the Bankruptcy Code with the Company providing the debtor-in-possession financing. Additionally, the Company is discussing future purchase commitments with 360fly, Inc.'s customers (one of which is also a secured lender). If the Company and the other secured lenders were the successful bidder, they would own all of the equity in the newly reorganized entity, which in turn would own all of the assets of 360fly, Inc. including its intellectual property. There can be no assurance that the Company's negotiations will be successful, that 360fly, Inc. will file a Chapter 11 reorganization plan, or that the plan will be successfully consummated. If the Company is unsuccessful in completing its negotiations with the other secured lenders and customers, or if 360fly, Inc. is unsuccessful in completing a Chapter 11 reorganization, the Company may record an impairment charge in the future. As a result of these uncertainties, any estimate of such charge is inherently subjective as it is susceptible to significant revision as more information and developments become available.

The Company has not recorded an impairment charge for the three or nine months ended November 30, 2018. Given that the credit quality of the notes receivable has deteriorated subsequent to November 30, 2018, the Company has begun performing an impairment analysis. As the notes are collateral dependent notes, the estimated fair value of the collateral

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

is being developed for comparison to the carrying value of the notes. The Company will record an impairment charge in the future if the carrying value of the notes receivable exceeds the estimated fair value of the underlying collateral.

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
Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents financial assets measured at fair value on a recurring basis at November 30, 2018:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$48,718	$48,718	$—
Derivatives:
Designated for hedging	$158	$—	$158
Investment securities:
Mutual funds	$2,718	$2,718	$—
Investment held at cost, less impairment (a)	525	—	—
Total investment securities	$3,243	$2,718	$—

The following table presents financial assets and liabilities measured at fair value on a recurring basis at February 28, 2018:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$51,740	$51,740	$—
Derivatives:
Designated for hedging	$(262)	$—	$(262)
Investment securities:
Trading securities	$3,620	$3,620	$—
Other investment at cost (a)	547	—	—
Total investment securities	$4,167	$3,620	$—

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

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

At November 30, 2018, the carrying amount of the Company's accounts receivable, notes receivable, short-term debt, accounts payable, accrued expenses, bank obligations and long-term debt approximates fair value because of (i) the short-term nature of the financial instrument; (ii) the interest rate on the financial instrument being reset every quarter to reflect current market rates; or (iii) the stated or implicit interest rate approximates the current market rates or are not materially different from market rates.
Derivative Instruments
The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts ranges from 1 month - 3 months and are classified in the balance sheet according to their terms. The Company also has an interest rate swap agreement as of November 30, 2018 that hedges interest rate exposure related to the forecasted outstanding balance of its Florida Mortgage, with monthly payments due through March 2026. The swap agreement locks the interest rate on the debt at 3.48% (inclusive of credit spread) through the maturity date of the loan. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either assets or liabilities based on the fair value of the instruments at the end of the period.
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is recognized as incurred through other income (expense) in the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) and amounted to $20 and $45 for the three and nine months ended November 30, 2018, respectively, and $46 and $(49) for the three and nine months ended November 30, 2017, respectively.
Financial Statement Classification
The following table discloses the fair value as of November 30, 2018 and February 28, 2018 of derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	November 30, 2018	February 28, 2018
Designated derivative instruments
Foreign currency contracts	Prepaid expenses and other current assets	$127	$—
	Accrued expenses and other current liabilities	—	(227)

Interest rate swap agreements	Other assets	31	—
	Other long-term liabilities	—	(35)

Total derivatives		$158	$(262)
Cash flow hedges

During Fiscal 2018, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $2,400 and are designated as cash flow hedges at November 30, 2018. The current outstanding notional value of the Company's interest rate swap at November 30, 2018 is $8,236. For cash flow hedges, the effective portion of the gain or loss is reported as a component of Other Comprehensive Income (Loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

Activity related to cash flow hedges pertaining to continuing operations recorded during the three and nine months ended November 30, 2018 and 2017 was as follows:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Three months ended			Nine months ended
	November 30, 2018			November 30, 2018
	Pretax Gain(Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	(Loss) Gain for Ineffectiveness in Other Income	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax (Loss) Gain Reclassified from Accumulated Other Comprehensive Income	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$116	$80	$20	$538	$(134)	$45
Interest rate swaps	28	—	—	66	—	—

	Three months ended			Nine months ended
	November 30, 2017			November 30, 2017
	Pretax (Loss) Gain Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	(Loss) Gain for Ineffectiveness in Other Income	Pretax (Loss) Gain Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	(Loss) Gain for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$(103)	$(218)	$46	$(1,369)	$99	$(49)
Interest rate swaps	148	—	—	79	—	—
The net (loss) income recognized in Other Comprehensive Income (Loss) for foreign currency contracts is expected to be recognized in cost of sales within the next six months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. As of November 30, 2018, no foreign currency contracts originally designated for hedge accounting were de-designated or terminated.

(6)    Accumulated Other Comprehensive (Loss) Income

The Company’s accumulated other comprehensive (loss) income consists of the following:

	Foreign Currency Translation (Losses) Gains	Unrealized (losses) gains on investments, net of tax (a)	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2018	$(13,027)	$(24)	$(786)	$(385)	$(14,222)
Other comprehensive (loss) income before reclassifications	(3,333)	—	57	450	(2,826)
Reclassified from accumulated other comprehensive income (loss)	—	24	—	92	116
Net current-period other comprehensive (loss) income	(3,333)	24	57	542	(2,710)
Balance at November 30, 2018	$(16,360)	$—	$(729)	$157	$(16,932)
(a) Pursuant to ASU 2016-01 adopted by the Company (see Note 4), beginning on March 1, 2018, changes in fair value of the Company's investments in equity investments are recorded in earnings.

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

During the three and nine months ended November 30, 2018, the Company recorded tax expense related to derivatives designated in a hedging relationship of $11 and $202, respectively, and pension plan adjustments of $0 in both periods.

The other comprehensive (loss) income before reclassification of $(3,333) includes the remeasurement of intercompany transactions of a long-term investment nature of $(1,000) with certain subsidiaries whose functional currency is not the U.S. dollar, and $(2,333) from translating the financial statements of the Company's non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar.

(7)    Supplemental Cash Flow Information

The following is supplemental information relating to the Unaudited Consolidated Statements of Cash Flows, including continuing and discontinued operations:

	Nine Months Ended November 30,
	2018	2017
Non-cash investing and financing activities:
Capital expenditures funded by long-term obligations	$—	$1,993
Cash paid during the period:
Interest (excluding bank charges)	$1,322	$2,675
Income taxes (net of refunds)	2,290	2,359

See Note 2 for additional supplemental cash flow information pertaining to discontinued operations.

(8)    Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Company’s Form 10-K for the fiscal year ended February 28, 2018.

A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates for a reason other than death, disability or retirement, prior to the release of the restrictions. The Company has a Supplemental Executive Retirement Plan (SERP), which was established in Fiscal 2014. Shares are granted based on certain performance criteria and vest on the later of three years from the date of grant, or the grantee reaching the age of 65 years. The shares will also vest upon termination of the grantee's employment by the Company without cause, provided that the grantee, at the time of termination, has been employed by the Company for at least 10 years, or as a result of the sale of all of the issued and outstanding stock, or all, or substantially all, of the assets of the subsidiary of which the grantee serves as CEO and/or President. When vested shares are issued to the grantee, the awards will be settled in shares or in cash, at the Company's sole option. The grantee cannot transfer the rights to receive shares before the restricted shares vest. There are no market conditions inherent in the award, only an employee performance requirement, and the service requirement that the respective employee continues employment with the Company through the vesting date. During July 2018, the Company granted 188,245 shares of restricted stock under the SERP. The Company expenses the cost of the restricted stock awards on a straight-line basis over the requisite service period of each employee. For these purposes, the fair market value of the restricted stock is determined based on the mean of the high and low price of the Company's common stock on the grant dates. The fair market value of the restricted stock granted in July 2018 was $5.50 per share.

The following table presents a summary of the Company's restricted stock activity for the nine months ended November 30, 2018:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at February 28, 2018	439,299	$7.08
Granted	188,245	5.50
Forfeited	—	—
Balance at November 30, 2018	627,544	$6.60
Vested and unissued at November 30, 2018	156,737	$9.96

During the three and nine months ended November 30, 2018, the Company recorded $159 and $393, respectively, and during the three and nine months ended November 30, 2017, the Company recorded $146 and $396, respectively, in stock-based compensation related to restricted stock awards for continuing operations. As of November 30, 2018, there was approximately $1,684 of unrecognized stock-based compensation expense related to unvested restricted stock awards.

(9)    Supply Chain Financing

The Company has supply chain financing agreements and factoring agreements that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The balances under the agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three and nine months ended November 30, 2018, net of discounts, were $35,047 and $82,971, respectively, compared to $46,309 and $110,024, for the three and nine months ended November 30, 2017, respectively.

(10)    Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $2,309 and $6,869 for the three and nine months ended November 30, 2018, respectively, compared to $2,340 and $8,526 for the three and nine months ended November 30, 2017, respectively, net of customer reimbursements, and are included in continuing operations within engineering and technical support expenses on the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

(11)    Goodwill and Intangible Assets

The change in goodwill pertaining to continuing operations by segment is as follows:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Automotive:	Amount
Beginning balance at March 1, 2018	$8,252
Activity during the period	—
Balance at November 30, 2018	$8,252

Gross carrying amount at November 30, 2018	$8,252
Accumulated impairment charge	—
Net carrying amount at November 30, 2018	$8,252

Premium Audio:
Beginning balance at March 1, 2018	$46,533
Activity during the period	—
Balance at November 30, 2018	$46,533

Gross carrying amount at November 30, 2018	$78,696
Accumulated impairment charge	(32,163)
Net carrying amount at November 30, 2018	$46,533

Total Goodwill, net	$54,785

Note: The Company's Consumer Accessories segment did not carry a goodwill balance at November 30, 2018 or February 28, 2018.

At November 30, 2018, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$49,721	$28,896	$20,825
Trademarks/Tradenames	485	405	80
Developed technology	31,290	8,843	22,447
Patents	2,789	2,219	570
License	1,400	1,400	—
Contract	2,141	1,936	205
Total finite-lived intangible assets	$87,826	$43,699	44,127
Indefinite-lived intangible assets
Trademarks			90,914
Total net intangible assets			$135,041

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

During the second quarter of Fiscal 2019, the Company re-evaluated its projections for several brands in its Consumer Accessory and Automotive segments based on lower than anticipated results due to lower product load-ins, increased competition for certain product lines, a streamlining of SKU’s, and its marketing strategy for one of its brands. Accordingly, these were considered indicators of impairment requiring the Company to test the related indefinite-lived tradenames for impairment at the lowest level for which there are separately identifiable cash flows.

The Company tested these indefinite-lived intangible assets as of August 31, 2018, the end of the Company's Fiscal 2019 second quarter. The respective fair values were estimated using a Relief-from-Royalty Method, applying royalty rates of 0.5% to 5.5% for the trademarks after reviewing comparable market rates, the profitability of the products associated with relative intangible assets, and other qualitative factors. We determined that risk-adjusted discount rates ranging from 12.6% to 13.1% were appropriate (developed using a weighted average cost of capital analysis). The long-term growth rates ranged from 0% to 2.0%. As a result of this analysis, it was determined that several of the Company's Consumer Accessory trademarks and one Automotive trademark were impaired at August 31, 2018. The Company recorded an impairment charge of $9,814 for the nine months ended November 30, 2018, with $9,654 related to the Consumer Accessories segment and $160 related to the Automotive segment. Approximately 46% ($42,189) of the carrying value of the Company's indefinite lived tradenames are close to fair value and sensitive to changes and assumptions. There can be no assurance that the estimates and assumptions made for purposes of impairment testing as of August 31, 2018 will prove to be accurate predictions of the future. Reduced demand for our existing product offerings, less than anticipated results for the holiday season, lack of acceptance of new products, or unfavorable changes in assumptions used in the discounted cash flow model such as discount rates, royalty rates or projected long-term growth rates could result in additional impairment charges in the future. After further evaluation, no additional impairments of long-lived assets were recorded for the three months ended November 30, 2018.
The Company recorded amortization expense for continuing operations of $1,582 and $4,745 for the three and nine months ended November 30, 2018, respectively, and $1,612 and $4,867 for the three and nine months ended November 30, 2017, respectively. The estimated aggregate amortization expense for continuing operations for all amortizable intangibles for November 30 of each of the succeeding years is as follows:

Year	Amount
2019	$6,293
2020	6,130
2021	5,962
2022	5,756
2023	5,455

(12)    Equity Investment

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

As of November 30, 2018 and February 28, 2018, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	November 30, 2018	February 28, 2018
Current assets	$46,733	$42,318
Non-current assets	6,072	7,095
Liabilities	8,590	5,699
Members' equity	44,214	43,714

	Nine Months Ended November 30,
	2018	2017
Net sales	$76,753	$72,434
Gross profit	24,753	24,397
Operating income	10,148	11,359
Net income	10,292	11,467

The Company's share of income from ASA was $1,695 and $5,146 for the three and nine months ended November 30, 2018, respectively, and $2,004 and $5,734 for the three and nine months ended November 30, 2017, respectively.

(13)    Income Taxes

For the three months ended November 30, 2018, the Company recorded an income tax benefit from continuing operations of $4,078, which includes a discrete income tax benefit of $57, related primarily to the reversal of unrecognized tax benefits resulting from a lapse of the applicable statute of limitations, offset by an income tax provision related to finalization of our federal, state and foreign tax filings during the quarter ended November 30, 2018. For the three months ended November 30, 2017, the Company recorded an income tax benefit from continuing operations of $568, which includes a discrete income tax benefit of $1,309, related primarily to the reversal of unrecognized tax benefits resulting from a lapse of the applicable statute of limitations.

The effective tax rates for the three months ended November 30, 2018 and November 30, 2017 were an income tax benefit from continuing operations of 62.8% on pre-tax income of $6,491 and an income tax benefit of 8.2% on a pre-tax income of $6,909, respectively. The effective tax rate for the three months ended November 30, 2018 differs from the U.S. statutory rate of 21% primarily due to the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates. In addition, our valuation allowance increased for U.S. tax credits and losses in certain foreign jurisdictions for which a limited tax benefit can be recognized.

For the nine months ended November 30, 2018, the Company recorded an income tax provision from continuing operations of $3,147, which includes a discrete income tax benefit of $256, related primarily to the reversal of unrecognized tax benefits resulting from a lapse of the applicable statute of limitations, offset by an income tax provision related to finalization of our federal, state and foreign tax filings during the quarter ended November 30, 2018. For the nine months ended November 30, 2017, the Company recorded an income tax benefit from continuing operations of $4,531, which includes a discrete income tax benefit of $1,244, related primarily to the reversal of unrecognized tax benefits resulting from a lapse of the applicable statute of limitations.

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The effective tax rates for the nine months ended November 30, 2018 and November 30, 2017 were an income tax provision from continuing operations of 27.8% on a pre-tax loss of $(11,338) and an income tax benefit of 23.1% on a pre-tax loss of $(19,586), respectively. The effective tax rate for the nine months ended November 30, 2018 differs from the U.S. statutory rate of 21% primarily due to the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates. In addition, the valuation allowance increased for tax credits and losses in certain foreign jurisdictions for which a limited tax benefit can be recognized.

At November 30, 2018, the Company had an uncertain tax position liability from continuing operations of $1,377, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S. federal, state and local, and foreign tax issues.

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

The Company’s accounting for certain elements of the TCJA was incomplete as of the fiscal year ended February 28, 2018, some of which remains incomplete at November 30, 2018. As of the quarter ended November 30, 2018, the Company completed its accounting for the mandatory one-time transition tax and the remeasurement of its deferred tax assets and liabilities at the reduced U.S. federal rate of 21%. There are no significant differences from our provisional estimates recorded at February 28, 2018. The Company has also made a policy election to account for income taxes for global intangible low taxed income (GILTI) as a period expense.

Pursuant to SAB 118, the Company continues to assess the impact of the TCJA on certain elements of its financial statements, including its indefinite reinvestment assertion. The Company is evaluating making certain basis elections under IRC Section 965. As of November 30, 2018, the Company has not made any adjustments to its indefinite reinvestment assertion.

(14)    Inventory

Inventories by major category are as follows:

	November 30, 2018	February 28, 2018
Raw materials	$26,835	$28,071
Work in process	3,004	2,485
Finished goods	88,977	87,436
Inventory, net	$118,816	$117,992

(15)    Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs. Liabilities for product warranties and product repair costs are included within accrued expenses and other current liabilities on the Consolidated Balance Sheets.

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017
Opening balance	$4,855	$5,966	$6,233	$5,608
Liabilities acquired during acquisition	—	—	—	500
Liabilities for warranties accrued during the period	1,729	1,512	4,595	5,621
Balances transferred (a)	—	—	(832)	—
Warranties paid during the period	(1,699)	(1,783)	(5,111)	(6,034)
Ending balance	$4,885	$5,695	$4,885	$5,695

(a) In conjunction with the implementation of ASC Topic 606, Revenue from Contracts with Customers (see Note 23), the Company recorded a refund liability, representing the amount of consideration received for products sold that the Company expects to refund to customers, as well as a corresponding return asset that reflects the Company's right to receive goods back from customers. The return asset is calculated as the carrying amount of goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value and is included in prepaid expenses and other current assets on the Unaudited Consolidated Balance Sheet at November 30, 2018. The balance above represents amounts that would reduce the value of inventory returned to the Company and has been reclassified to the return asset in order to properly reflect the value of the inventory the Company expects to receive back from customers.

(16)     Financing Arrangements

The Company has the following financing arrangements:

	November 30, 2018	February 28, 2018
Debt
Domestic credit facility (a)	$—	$—
Florida mortgage (b)	8,236	8,613
Euro asset-based lending obligation (c)	6,907	6,119
Schwaiger mortgage (d)	294	468
Voxx Germany mortgage (e)	2,777	3,665
Total debt	18,214	18,865
Less: current portion of long-term debt	10,417	7,730
Long-term debt	7,797	11,135
Less: debt issuance costs	2,043	2,659
Total long-term debt, net of debt issuance costs	$5,754	$8,476

(a)          Domestic Credit Facility

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000, and a term loan in the amount of $15,000. The Credit Facility also includes a $15,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 16(b)). In conjunction with the sale of Hirschmann on August 31, 2017 (see Note 2), the Company paid down substantially all of the outstanding balance of the revolving credit facility, as well as the entire outstanding balance of the term loan, which is not renewable. As of November 30, 2018, there was no balance outstanding under the revolving credit facility. The availability under the revolving credit line of the Credit Facility was $101,773 as of November 30, 2018.

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

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that swingline loans may only be designated as Base Rate Loans. Loans designated as LIBOR Rate Loans bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.75 - 2.25%. Loans designated as Base Rate loans bear interest at a rate equal to the applicable margin for Base Rate Loans of 0.75 - 1.25% as defined in the agreement. As of November 30, 2018, the weighted average interest rate on the facility was 6.00%.

The Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any Restricted Junior Payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of November 30, 2018, the Company was in compliance with all debt covenants, including cash dominion.

The obligations under the loan documents are secured by a general lien on and security interest in substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles and inventory. The Company has guaranteed the obligations of the borrowers under the Credit Agreement.

Charges incurred on the unused portion of the Credit Facility during the three and nine months ended November 30, 2018 totaled $124 and $396, respectively, compared to $123 and $241 during the three and nine months ended November 30, 2017, respectively. These charges are included within interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has deferred financing costs related to the Credit Facility and a previous amendment and modification of the Credit Facility. These deferred financing costs are included in long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance and are amortized through interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) over the five-year term of the Credit Facility. During both the three and nine months ended November 30, 2018 and 2017, the Company amortized $198 and $593 of these costs, respectively. The net unamortized balance of these deferred financing costs as of November 30, 2018 is $1,817.

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

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. The Florida Mortgage bears interest at 70% of 1-month LIBOR plus 1.54% (3.18% at November 30, 2018) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The financial covenants of the Florida Mortgage are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, which are recorded as deferred financing costs and included in Long-term Debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and are being amortized through interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) over the ten-year term of the Florida Mortgage. The Company amortized $8 and $23 of these costs during both the three and nine months ended November 30, 2018 and 2017, respectively. The net unamortized balance of these deferred financing costs as of November 30, 2018 is $225.

On July 20, 2015, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure related to the Florida Mortgage and pays a fixed rate of 3.48% under the swap agreement (See Note 4).

(c)          Euro Asset-Based Lending Obligation

Foreign bank obligations include a Euro accounts receivable factoring arrangement, which has a credit limit of up to 60% of eligible non-factored accounts receivable (see Note 9), and a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000 and expires on July 31, 2020 for the Company's subsidiary, VOXX Germany. The rate of interest for the factoring arrangement is the three-month Euribor plus 1.6% (1.24% at November 30, 2018) and the rate of interest for the ABL is the three-month Euribor plus 2.3% (1.94% at November 30, 2018). As of November 30, 2018, the amounts outstanding under these credit facilities, which are payable on demand, do not exceed their respective credit limits.

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

(17)     Other Income (Expense)

Other income (expense) is comprised of the following:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017
Foreign currency (loss) gain	$(41)	$(77)	$164	$(8,296)
Interest income	312	51	788	82
Rental income	133	140	386	415
Miscellaneous	(144)	363	(165)	27
Total other, net	$260	$477	$1,173	$(7,772)

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

Since January 2014, the Venezuelan government has created multiple alternative exchange rates designated to be used for the purchase of goods and services deemed non-essential. In January 2018, the Venezuelan government eliminated the official government DIPRO exchange rate, stating that all currency transactions would be carried out at the DICOM rate, which was the floating exchange rate previously used only for non-essential imports and was allowed to float to meet market needs. On August 20, 2018, the government further devalued the Bolivar Fuerte in an attempt to address continuing hyperinflation, also renaming it the Sovereign Bolivar. As of November 30, 2018, the DICOM rate for the Sovereign Bolivar was approximately 86 bolivars to the U.S. dollar. Total net currency exchange (losses) of $(1) and $(6) were recorded for the three and nine months ended November 30, 2018, respectively, for Venezuela, as compared to $(1) and $(106) for the three and nine months ended November 30, 2017, respectively, and are included in other income (expense) on the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has certain long-lived assets in Venezuela, which are held for investment purposes. During the second quarter of Fiscal 2019, the Company made an assessment of the recoverability of these properties as a result of the country's continued economic deterioration, which included the significant currency devaluation in August of 2018. The Company estimated the future undiscounted cash flows expected to be received from these properties. The estimate of the future undiscounted cash flows considered the Company’s financial condition and its intent and ability to retain its investments for a period of time sufficient to allow for the recovery of the carrying value. The future undiscounted cash flows did not exceed the net carrying value for the long-lived assets. The estimated fair value of the properties, which also considered the current conditions of the economy in Venezuela, the volatility of the real estate market, and the significant political unrest, resulted in a full non-cash impairment charge of $3,473 for the nine months ended November 30, 2018. The non-cash impairment charge is included in Other Income (Expense) on the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

(19)     Lease Obligations

At November 30, 2018, the Company was obligated under non-cancelable operating leases for equipment, as well as warehouse and office facilities for minimum annual rental payments for continuing operations, for each of the succeeding years, as follows:

Operating Leases
2019	$1,097
2020	545
2021	398
2022	293
2023	192
Thereafter	188
Total minimum lease payments	$2,713

The Company has capital leases with a total lease liability of $1,064 at November 30, 2018. These leases have maturities through Fiscal 2021.

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

(20)     Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	November 30, 2018	February 28, 2018	November 30, 2018	February 28, 2018	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,938,100	21,938,100	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	2,168,094	2,168,094	N/A	N/A	N/A

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

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

•our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and

•the loan agreement with EyeLock LLC, which has a total outstanding balance of $42,093 as of November 30, 2018.
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

Assets and Liabilities of EyeLock LLC
The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheets as of November 30, 2018 and February 28, 2018:

	November 30, 2018	February 28, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	222	128
Inventory, net	37	(119)
Receivables from vendors	10	—
Prepaid expenses and other current assets	166	117
Total current assets	435	126
Property, plant and equipment, net	136	186
Intangible assets, net	33,829	36,126
Other assets	302	119
Total assets	$34,702	$36,557
Liabilities and Partners' Deficit
Current liabilities:
Accounts payable	$8,408	$4,711
Accrued expenses and other current liabilities	1,335	2,557
Current portion of debt	42,093	—
Total current liabilities	51,836	7,268
Long-term debt	—	33,722
Other long-term liabilities	1,200	1,200
Total liabilities	53,036	42,190
Commitments and contingencies
Partners' deficit:
Capital	41,416	41,416
Retained losses	(59,750)	(47,049)
Total partners' deficit	(18,334)	(5,633)
Total liabilities and partners' deficit	$34,702	$36,557

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

Revenue and Expenses of EyeLock LLC
The following table sets forth the revenues and expenses of EyeLock LLC that were included in our Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended November 30, 2018 and 2017, respectively:

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017
Net sales	$331	$63	$547	$277
Cost of sales	23	33	59	90
Gross profit	308	30	488	187
Operating expenses:
Selling	301	281	925	1,636
General and administrative	1,202	1,437	3,745	5,114
Engineering and technical support	1,982	1,492	5,600	5,310
Total operating expenses	3,485	3,210	10,270	12,060
Operating loss	(3,177)	(3,180)	(9,782)	(11,873)
Interest and bank charges	(1,032)	(753)	(2,919)	(2,056)
Loss before income taxes	(4,209)	(3,933)	(12,701)	(13,929)
Income tax expense	—	—	—	—
Net loss	$(4,209)	$(3,933)	$(12,701)	$(13,929)

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

Segment data from continuing operations for each of the Company's segments are presented below:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Automotive	Premium Audio	Consumer Accessories	Corporate/ Eliminations	Total
Three Months Ended November 30, 2018
Net sales	$45,053	$49,666	$34,661	$257	$129,637
Equity in income of equity investees	1,695	—	—	—	1,695
Interest expense and bank charges	267	1,894	1,958	(2,945)	1,174
Depreciation and amortization expense	186	826	1,100	775	2,887
Income (loss) before income taxes	5,596	6,458	(5,062)	(501)	6,491

Three Months Ended November 30, 2017
Net sales	$40,634	$57,386	$58,461	$82	$156,563
Equity in income of equity investees	2,004	—	—	—	2,004
Interest expense and bank charges	336	2,120	1,857	(3,098)	1,215
Depreciation and amortization expense	216	862	1,159	756	2,993
Income (loss) before income taxes	3,486	6,262	(2,013)	(826)	6,909

Nine Months Ended November 30, 2018
Net sales	$124,705	$121,707	$92,264	$683	$339,359
Equity in income of equity investees	5,146	—	—	—	5,146
Interest expense and bank charges	752	5,504	5,633	(8,498)	3,391
Depreciation and amortization expense	649	2,498	3,325	2,339	8,811
Income (loss) before income taxes (a)	11,121	9,586	(28,779)	(3,266)	(11,338)

Nine Months Ended November 30, 2017
Net sales	$110,342	$135,055	$138,976	$483	$384,856
Equity in income of equity investees	5,734	—	—	—	5,734
Interest expense and bank charges	624	6,056	5,303	(7,133)	4,850
Depreciation and amortization expense	768	2,655	3,496	2,229	9,148
Income (loss) before income taxes	8,910	1,547	(17,412)	(12,631)	(19,586)

(a) Included in income (loss) before income taxes for the nine months ended November 30, 2018 are intangible asset impairment charges totaling $9,814 ($9,654 within the Consumer Accessories segment and $160 within the Automotive segment) (see Note 11), as well as the impairment charge of $(3,473) related to investment properties in Venezuela within the Automotive segment (see Note 18).

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
We account for a contract or purchase order when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the product passes to the customer, which is upon shipment, unless otherwise specified within the customer contract or on the purchase order as delivery, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations related to timing of product shipment that will be satisfied in different accounting periods. When that is the case, revenue is deferred until each performance obligation is met. No performance obligation related amounts were deferred as of November 30, 2018. Within our Automotive segment, while the majority of the contracts we enter into with Original Equipment Manufacturers (“OEM”) are long-term supply arrangements, the performance obligations are established by the enforceable contract, which is generally considered to be the purchase order. The purchase orders are of durations less than one year. As such, the Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed.
Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis.
Performance Obligations
The Company’s primary source of revenue is derived from the manufacture and distribution of premium audio, consumer accessories, and automotive products. Our consumer accessories products primarily consist of finished goods sold to retail customers, while our premium audio products primarily consist of finished goods sold to both retail and commercial customers. Our automotive products are sold both to OEM and aftermarket customers. The majority of the products sold to our automotive customers are manufactured by the Company. We recognize revenue for sales to our customers when transfer of control of the related good or service has occurred. All of our revenue was recognized under the point in time approach for the three and nine months ended November 30, 2018. Contract terms with certain of our OEM customers could result in products and services being transferred over time as a result of the customized nature of some of our products, together with contractual provisions in the customer contracts that provide us with an enforceable right to payment for performance completed to date; however, under typical terms, we do not have the right to consideration until the time of shipment from our manufacturing facilities or distribution centers, or until the time of delivery to our customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to our right to consideration at the time of shipment or delivery.
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
With the adoption of ASC Topic 606, we reclassified certain amounts related to variable consideration. Under ASC Topic 606, we are required to present a refund liability and a return asset within the Unaudited Consolidated Balance Sheet, whereas in periods prior to adoption, we presented the estimated margin impact of expected returns as a contra-asset within accounts receivable. The changes in the refund liability are reported in net sales, and the changes in the return asset are reported in cost of sales in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). As a result, the balance sheet presentation was adjusted beginning in Fiscal 2019. As of November 30, 2018, the balance of the return asset is $1,682 and the balance of the refund liability is $3,696, and they are presented within prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, on the Unaudited Consolidated Balance Sheet.
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
Contract Balances
Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company has no contract assets or contract liability balances at November 30, 2018.
Disaggregation of Revenue
The Company operates in three reportable segments: Automotive, Premium Audio and Consumer Accessories. ASC Topic 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales are disaggregated by segments and sales channel for the three and nine months ended November 30, 2018 and 2017:

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017

Automotive Segment
Original Equipment Manufacturers	$24,472	$17,903	$70,782	$52,769
Aftermarket	20,581	22,731	53,923	57,573
Total Automotive Segment	45,053	40,634	124,705	110,342

Premium Audio Segment
Retail	48,017	55,854	117,265	130,319
Commercial	1,649	1,532	4,442	4,736
Total Premium Audio Segment	49,666	57,386	121,707	135,055

Consumer Accessories Segment
Retail	34,661	58,461	92,264	138,976
Total Consumer Accessories Segment	34,661	58,461	92,264	138,976

Corporate/Eliminations	257	82	683	483

Total Net Sales	$129,637	$156,563	$339,359	$384,856

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

The Company has been a plaintiff in a counterfeit lawsuit with ePro ("the Defendant") in the United States District Court for the Southern District of New York. On September 30, 2016, the judge in the lawsuit awarded the Company $2,681. During the Company's first quarter of Fiscal 2019, payment of the award was received and recorded by Voxx. On December 6, 2018, Voxx and ePro entered into a permanent injunction and final judgment on consent in which Voxx was paid $990 from ePro's restrained account and ePro agreed to be permanently enjoined from using Klipsch's specified trademarks or any counterfeit or imitation of Klipsch's specified trademarks in connection with the distribution, marketing and sale of non-genuine Klipsch products. The Company recorded $990 and $3,066 of this settlement as a reduction of general and administrative expense on the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended November 30, 2018, respectively, and $605 as an offset against prepaid legal fees recorded in prior periods.

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

(25)    New Accounting Pronouncements

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)." ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements" in July 2018, and ASU No. 2018-20 "Leases (Topic 842) - Narrow Scope Improvements for Lessors" in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt this guidance beginning with its first quarter ended May 31, 2019.

The Company has established a task force, comprised of multiple functional groups inside the Company, and continues to evaluate critical components of ASC Topic 842 and the potential impact of the guidance on the Company's financial position, results of operations and cash flows. Based on the preliminary work completed, the Company is considering the potential implications of the new standard in determining the discount rate to be used in valuing new and existing leases, procedural and operational changes that may be necessary to comply with the provisions of the guidance, and all applicable financial statement disclosures required by the guidance, all of which are areas that may be impacted by adoption of the ASC. The Company is also in the process of determining which practical expedients will be applied by the Company for implementation of the ASC. At this time, the Company has not completed its full evaluation; however, it believes the adoption of ASC Topic 842, at a minimum, will increase the total assets and total liabilities reported on the Company's Consolidated Balance Sheet.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendment to the guidance, ASU 2018-19 in November 2018. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

The effects of changes in tax laws are required to be recognized in the period in which the legislation is enacted. However, due to the complexity and significance of the TCJA’s provisions, the FASB issued ASU 2018-06, "Income Taxes (Topic 740)," pursuant to the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which allows companies to record the tax effects of the TCJA on a provisional basis based on a reasonable estimate, and then, if necessary, subsequently adjust such amounts during a limited measurement period as more information becomes available. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year from enactment. The Company’s accounting for certain elements of the TCJA was incomplete as of the fiscal year ended February 28, 2018, some of which remains incomplete at November 30, 2018 (see Note 13).

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

In October 2018, the FASB issued ASU No. 2018-17: Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This ASU requires entities to consider indirect interests held through related parties under common control on a proportional basis, rather than as the equivalent of a direct interest in its entirety when determining whether a decision-making fee is a variable interest. The ASU is effective for fiscal years beginning after December 15, 2019 and for interim periods therein, with early adoption permitted. The Company is currently evaluating the effect, if any, that ASU 2018-18 will have on its consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606." The ASU clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. This ASU is effective for public companies for annual reporting

VOXX International Corporation and Subsidiaries
Notes to Unaudited Consolidated Financial Statements, continued
(Amounts in thousands, except share and per share data)

periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that ASU 2018-18 will have on its consolidated financial statements.

(26)    Subsequent Events

On December 19, 2018, Johnson Safety Inc. (“JSI”) and Voxx International Corporation and certain subsidiaries (collectively, “Voxx”) entered into a Settlement and License Agreement (with an effective date of March 1, 2018) in which JSI sold, transferred and assigned to Voxx its patent portfolio relating to rear seat entertainment. In addition, Voxx granted JSI a royalty-free non-exclusive license, without the right to sublicense, in and to the JSI patent portfolio sold and transferred to Voxx.  In consideration of the foregoing patent purchase, Voxx previously advanced $2,600 in connection with this matter. The Company will perform a valuation on these intangible assets during the fourth quarter of Fiscal 2019.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three and nine months ended November 30, 2018 compared to the three and nine months ended November 30, 2017. Next, we present EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share attributable to Voxx for the three and nine months ended November 30, 2018 compared to the three and nine months ended November 30, 2017 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

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

We believe our segments may have expanding market opportunities with certain levels of volatility related to domestic and international markets, new car sales, increased competition by manufacturers, private labels, technological advancements, discretionary consumer spending and general economic conditions.  Also, all of our products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

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

Acquisitions and Dispositions

On August 31, 2017 (the "Closing Date"), the Company completed its sale of Hirschmann Car Communication GmbH and its subsidiaries (collectively, “Hirschmann”) to a subsidiary of TE Connectivity Ltd ("TE"). The consideration received by the Company was €148,500. The purchase price, at the exchange rate as of the close of business on the Closing Date approximated $177,000 and is subject to adjustment based upon the final working capital. The Hirschmann subsidiary group, which was included within the Automotive segment, qualified to be presented as a discontinued operation in accordance with ASC 205-20 beginning in the Company's Fiscal 2018 second quarter ending August 31, 2017. Financial results of the discontinued operation for the nine months ended August 31, 2017 were as follows:

Nine Months Ended November 30,
2017
Net sales of discontinued operations	$91,824
Income from discontinued operations, net of tax	32,342
Income from discontinued operations per diluted share	$1.34

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

Results of Operations

As you read this discussion and analysis, refer to the accompanying Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss), which present the results of our operations for the three and nine months ended November 30, 2018 and 2017.

The following tables set forth, for the periods indicated, certain statements of operations data from continuing operations for the three and nine months ended November 30, 2018 and 2017, and therefore excludes all income statement activity of the discontinued operation.

Net Sales

	November 30,
	2018	2017	$ Change	% Change
Three Months Ended:
Automotive	$45,053	$40,634	$4,419	10.9%
Premium Audio	49,666	57,386	(7,720)	(13.5)
Consumer Accessories	34,661	58,461	(23,800)	(40.7)
Corporate	257	82	175	213.4
Total net sales	$129,637	$156,563	$(26,926)	(17.2)%

Nine Months Ended:
Automotive	$124,705	$110,342	$14,363	13.0%
Premium Audio	121,707	135,055	(13,348)	(9.9)
Consumer Accessories	92,264	138,976	(46,712)	(33.6)
Corporate	683	483	200	41.4
Total net sales	$339,359	$384,856	$(45,497)	(11.8)%

Automotive sales represented 34.8% and 36.7% of the net sales for the three and nine months ended November 30, 2018, respectively, compared to 26.0% and 28.7% in the respective prior year periods. Sales in this segment increased during the three and nine months ended November 30, 2018 as compared to the prior year primarily due to the introduction and acceptance of its EVO product line, which was partially offset by declines in satellite radio sales. Year over year sales were positively impacted by higher sales in its Subaru remote start program and private label products, offset by declines in our aftermarket headrest products. The declines in both satellite radio sales and aftermarket headrests are the result of an increase in standard factory equipped vehicles with these options. Sales for the three months ended November 30, 2018 were also impacted by a product load-in for an aftermarket line in the prior year's quarter which did not repeat in Fiscal 2019.

Premium Audio sales represented 38.3% and 35.9% of our net sales for the three and nine months ended November 30, 2018, respectively, compared to 36.7% and 35.1% in the respective prior year periods. Sales decreased in the three and nine months ended November 30, 2018 as compared to the prior year due to lower sales of certain discontinued products including powered towers, digital speakers, digital systems and floor speakers, elimination of overstock in certain inventory levels, as well as a shift in demand from traditional wired mobility products to Bluetooth/wireless solutions. New products for Bluetooth/wireless solutions have not yet launched. In addition, the Company experienced a decrease in sales in its European market as a result of the timing of certain customer orders, and a shift in sales strategy related to our e-commerce channel that has temporarily delayed sales. Partially offsetting the year to date sales decline is the successful launch of two new domestic product lines during Fiscal 2019.

Consumer Accessory sales represented 26.7% and 27.2% of our net sales for the three and nine months ended November 30, 2018, respectively, compared to 37.3% and 36.1% in the comparable prior year periods. This segment experienced a decrease in sales during the three and nine months ended November 30, 2018 due to the timing of customer orders for wireless and Bluetooth speakers, including large load-in orders of new wireless speaker product during the nine months ended November 30, 2017 that did not repeat in the current year, and a streamlining of products and reduced store counts for certain retailers. Additionally, during Fiscal 2018, the Company launched its Striiv activity tracking bands. Significant load-in orders for this product during the three and nine months ended November 30, 2017 did not repeat in the current year. Sales were also impacted during the three and nine months ended November 30, 2018 by lower sales in the home audio and reception categories due to retail distribution changes and higher load in sales in the comparable prior year periods. During the nine months ended November 30, 2018, the Company experienced a decrease in sales within its European market primarily as a result of a shift in sales strategy related to our e-commerce channel that has temporarily delayed sales, as well as sales of equipment and set top boxes related to a digital broadcasting upgrade in the prior year that did not repeat in the current year. Offsetting these decreases were higher sales of karaoke products, specifically the new Singsation line, as well as increases in sales from additional placements and higher direct import sales of our Project Nursery products, the introduction of our new smart home line, and higher sales of security products during the three months ended November 30, 2018. Due to the ongoing sales declines in this segment as a result of technology advancements and changes in retail distribution, in the three months ended November 30, 2018, the Company began an aggressive SKU rationalization program to limit sales of lower margin products and restructured its Consumer Accessories segment.

Gross Profit and Gross Margin Percentage

	November 30,
	2018	2017	$ Change	% Change
Three Months Ended:
Automotive	$11,467	$9,561	$1,906	19.9%
	25.5%	23.5%
Premium Audio	18,208	19,173	(965)	(5.0)
	36.7%	33.4%
Consumer Accessories	8,776	12,699	(3,923)	(30.9)
	25.3%	21.7%
Corporate	472	86	386	448.8
	$38,923	$41,519	$(2,596)	(6.3)%
	30.0%	26.5%
Nine Months Ended:
Automotive	$31,537	$28,274	$3,263	11.5%
	25.3%	25.6%
Premium Audio	43,182	41,781	1,401	3.4
	35.5%	30.9%
Consumer Accessories	22,034	29,762	(7,728)	(26.0)
	23.9%	21.4%
Corporate	910	267	643	240.8
	$97,663	$100,084	$(2,421)	(2.4)%
	28.8%	26.0%

Gross margins percentages for the Company have increased for both the three and nine months ended November 30, 2018.

Gross margin percentages in the Automotive segment increased 200 and decreased 30 basis points for the three and nine months ended November 30, 2018, respectively, as compared to the prior year. Gross profits increased in this segment during the three and nine month periods as a result of our new EVO product sales. Gross margins increased during the three months ended November 30, 2018 as a result of certain production related cost-cutting measures, lower tooling costs, and lower inventory reserve requirements. A decline in sales of aftermarket products for the three and nine months ended November 30, 2018 had an unfavorable impact on margins for the Automotive segment.

Gross margin percentages in the Premium Audio segment increased 330 and 460 basis points for the three and nine months ended November 30, 2018, respectively, as compared to the prior year periods. Gross margins in the Premium Audio segment were positively impacted by a shift in product mix including the introduction of our new reference and reference premier lines, and a decline in sales of lower margined mobility and sound system products in the three and nine month periods. During these periods, our margins were also favorably impacted by a decline in sales from our European market which has had a higher concentration of lower margined product. Margins for the nine months ended November 30, 2018 were also positively impacted by the absence of sales of discontinued powered floorstanding speakers included in the comparable prior year period.

Gross margin percentages in the Consumer Accessories segment increased 360 and 250 basis points for the three and nine months ended November 30, 2018, respectively, as compared to the prior year period. For the three and nine months ended November 30, 2018, gross margins were positively impacted by a stronger mix of higher margined product including the recent introduction of our new karaoke line, improved margins and profits for our Project Nursery line, and declines in sales of lower margin project lines while maintaining sales levels in certain higher margined product categories. During the three and nine months ended November 30, 2018, margins were positively impacted by a decrease in sales of the Company's Striiv activity tracking band which had generated lower margins for this segment. In our European market, current year to date margins were impacted by the absence of lower margined digital reception product sales as compared to the prior year, as well as the current year increase in sales in our online distribution channel.

Operating Expenses

	November 30,
	2018	2017	$ Change	% Change
Three Months Ended:
Operating expenses:
Selling	$10,363	$11,357	$(994)	(8.8)%
General and administrative	16,482	18,258	(1,776)	(9.7)
Engineering and technical support	6,368	6,261	107	1.7
Total operating expenses	$33,213	$35,876	$(2,663)	(7.4)%

Nine Months Ended:
Operating expenses:
Selling	$30,661	$34,805	$(4,144)	(11.9)%
General and administrative	49,632	59,095	(9,463)	(16.0)
Engineering and technical support	18,349	20,298	(1,949)	(9.6)
Intangible asset impairment charges	9,814	—	9,814	100.0
Total operating expenses	$108,456	$114,198	$(5,742)	(5.0)%

Total operating expenses have decreased for both the three and nine months ended November 30, 2018 as compared with the respective prior year periods.

Selling expenses are down for the three and nine months ended November 30, 2018 primarily due to various cost-cutting measures including headcount reductions, lower advertising costs, adjustments to our trade show participation, and lower travel and entertainment expenses. Offsetting these declines was an increase in online platform fees, including a termination charge for a discontinued platform affecting the year to date period.

General and administrative expenses decreased during the three months ended November 30, 2018 primarily due to lower professional fees, bonus accruals and incentives, partially offset by higher professional fees related to tax reform. Professional fees were down during the quarter due to the reimbursement of legal fees associated with a counterfeit lawsuit. During the nine months ended November 30, 2018, general and administrative expenses declined due to the absence of bonus accruals related to the sale of Hirschmann, reimbursement of legal fees associated with a counterfeit lawsuit, and legal fees for a patent lawsuit recorded in the comparable prior year period. In addition, expenses are down in the current nine-month period due to cost cutting efforts related to headcount reductions, travel and entertainment, and various other general office expenses.

Engineering and technical support expenses for the three months ended November 30, 2018 were in line with the comparable prior year period. For the nine months ended November 30, 2018, expenses were down due to development costs for our new EVO product and certain severance costs both recorded in the comparable prior year period, and a decline in travel and entertainment expenses in the current year. These declines were partially offset by an increase in healthcare costs and a restructuring charge for our German operation.

During the second quarter of Fiscal 2019, the Company re-evaluated its projections for several brands in its Consumer Accessory and Automotive segments based on lower than anticipated results due to lower product load-ins, increased competition for certain product lines, a streamlining of SKU’s, and its marketing strategy for one of its brands. As a result of this evaluation, the Company determined that several of its trademarks were impaired resulting in a total charge of $9,814 for the nine months ended November 30, 2018.

Other Income (Expense)

	November 30,
	2018	2017	$ Change	% Change
Three Months Ended:
Interest and bank charges	$(1,174)	$(1,215)	$41	(3.4)%
Equity in income of equity investee	1,695	2,004	(309)	(15.4)
Other, net	260	477	(217)	(45.5)
Total other income (expense)	$781	$1,266	$(485)	(38.3)%

Nine Months Ended:
Interest and bank charges	$(3,391)	$(4,850)	$1,459	(30.1)%
Equity in income of equity investee	5,146	5,734	(588)	(10.3)
Investment gain	—	1,416	(1,416)	(100.0)
Impairment of Venezuela investment properties	(3,473)	—	(3,473)	100.0
Other, net	1,173	(7,772)	8,945	(115.1)
Total other (expense) income	$(545)	$(5,472)	$4,927	(90.0)%

Interest and bank charges represent expenses for the Company's bank obligations, interest and fees related to supply chain financing agreements and factoring agreements, interest related to capital leases, amortization of debt issuance costs and credit card fees. The decrease in these expenses for the three and nine months ended November 30, 2018 is due to the fact that the Company did not carry an outstanding balance on its Credit Facility in these periods after repaying the entire outstanding balance of the Credit Facility following the sale of Hirschmann on August 31, 2017.

Equity in income of equity investee represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA"). This income decreased for both the three and nine months ended November 30, 2018 as compared to the prior year as a result of higher tooling costs for certain R&D projects, higher legal expenses, and a change in product amortization expenses, as well as due to the liquidation and sell through of certain slow moving inventory stock.

During July 2017, one of the Company's cost method investees, RxNetworks, was sold to a third party, resulting in an investment gain recognized by the Company for the nine months ended November 30, 2017, representing the excess of the consideration received for the investment held by the Company on the date of the transaction.

The Company has certain long-lived assets in Venezuela, which are held for investment purposes. During the second quarter of Fiscal 2019, the Company made an assessment of the recoverability of these properties as a result of the country's continued economic deterioration, which included a significant currency devaluation in August of 2018. The Company recorded an impairment charge as a result of this assessment representing the remaining balance of these properties.

Other, net primarily includes net foreign currency gains or losses, interest income and rental income. During the three months ended November 30, 2018, Other, net declined due to a decline in income from foreign currency hedging of product purchases. This decline was partially offset by an increase in interest income on new investments which impacted both the three and nine months ended November 30, 2018. During the nine months ended November 30, 2017, the Company recorded a foreign currency loss of $(6,618) on forward contracts used to hedge the sale of our Hirschmann operations (see Note 2).
Income from Discontinued Operations

On August 31, 2017, the Company completed its sale of Hirschmann to a subsidiary of TE. The consideration received by the Company was €148,500. The purchase price, at the exchange rate as of the close of business on August 31, 2017, approximated $177,000 and is subject to adjustment based upon the final working capital. For the three and nine months ended November 30, 2017, income from discontinued operations consisted primarily of a gain on sale of $36,118, as well as operating (loss) income of $(12) and $2,828, respectively. Operating income for the Company's discontinued operation for the nine months ended November 30, 2017 was comprised primarily of tuner and antenna sales. For the three and nine months ended November 30, 2018, there was no income from discontinued operations, as all sales and operations relating to the discontinued operation ceased following the sale of Hirschmann on August 31, 2017.

Income Tax Provision

The effective tax rate for the three and nine months ended November 30, 2018 was an income tax benefit from continuing operations of 62.8% on pre-tax income of $6,491, and an income tax provision of 27.8% on a pre-tax loss of $(11,338), respectively, compared to an income tax benefit of 8.2% on pre-tax income of $6,909, and an income tax benefit of 23.1% on a pre-tax loss of $(19,586), in the comparable prior year periods. The effective tax rate for the three and nine months ended November 30, 2018 differs from the statutory rate of 21% primarily due to the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates. In addition, the valuation allowance increased for U.S. tax credits and losses in certain foreign jurisdictions for which a limited tax benefit can be recognized.

The estimated annual effective tax rate for the fiscal year ended February 28, 2019 is a negative 40.5%. The calculation of the estimated annual effective tax rate is based on our annual pretax income forecast which includes profitable jurisdictions anticipating an income tax provision and loss jurisdictions for which a limited tax benefit can be recognized. The mix of the jurisdictions produces a negative effective tax rate which results in an income tax provision when applied to the pretax loss for the three and nine months ended November 30, 2018. If the annual pretax income forecast is achieved for the remainder of the fiscal year, the Company anticipates recognizing an income tax benefit in the fourth quarter of Fiscal 2019.

The effective tax rate for the three and nine months ended November 30, 2017 differed from the statutory rate of 35% primarily due to the ability to provide an income tax benefit for domestic losses, as the U.S. taxable income from discontinued operations is treated as a source of income under the intra-period allocation guidance, coupled with the mix of domestic and foreign earnings, the non-controlling interest related to EyeLock LLC, and an income tax benefit related to various federal tax credits.

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2018	2017	2018	2017
Net income (loss) attributable to VOXX International Corporation	$12,211	$8,644	$(9,531)	$22,720
Adjustments:
Interest expense and bank charges (1)	771	921	2,252	4,327
Depreciation and amortization (1)	2,580	2,685	7,886	11,162
Income tax expense	(4,078)	(205)	3,147	1,939
EBITDA	11,484	12,045	3,754	40,148
Stock-based compensation	159	146	393	445
Intangible asset impairment charges	—	—	9,814	—
Impairment of Venezuela investment properties	—	—	3,473	—
Gain on sale of discontinued operation	—	—	—	(36,118)
Loss on forward contracts attributable to sale of business	—	—	—	6,618
Investment gain	—	—	—	(1,416)
Adjusted EBITDA	$11,643	$12,191	$17,434	$9,677
Diluted (loss) income per common share attributable to VOXX International Corporation	$0.50	$0.35	$(0.39)	$0.94
Diluted Adjusted EBITDA per common share attributable to VOXX International Corporation	$0.47	$0.50	$0.72	$0.40

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

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of November 30, 2018, we had working capital of $182,466 which includes cash and cash equivalents of $48,718, compared with working capital of $170,472 at February 28, 2018, which included cash and cash equivalents of $51,740. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions, or to further pay down our debt. As of November 30, 2018, we had cash amounts totaling $38 held in foreign bank accounts, none of which would be subject to United States federal income taxes if made available for use in the United States. The Tax Cuts and Jobs Act provides a 100% participation exemption on dividends received from foreign corporations after January 1, 2018 as the United States has moved away from a worldwide tax system and closer to a territorial system for earnings of foreign corporations.

Operating activities provided cash of $10,105 for the nine months ended November 30, 2018, primarily due to improved collections on accounts receivable which were more than offset by expected holiday season sales activity, increases in sales incentives and accounts payable, which were offset by increase in inventory and a decrease in accrued expenses. For the nine months ended November 30, 2017, operating activities used cash of $38,948 principally due to increases in the Company's accounts receivable, prepaid expenses and other assets, as well as decreases in accounts payable, and was offset by increases in accrued expenses and accrued sales incentives.

Investing activities used cash of $8,968 during the nine months ended November 30, 2018 primarily as a result of the issuance of notes receivable and capital expenditures. For the nine months ended November 30, 2017, investing activities provided cash of $161,944, primarily as a result of the sale of Hirschmann on August 31, 2017, which was offset by cash used for capital additions, as well as the acquisition of Rosen Electronics LLC and the issuance of notes receivable.

Financing activities used cash of $191 during the nine months ended November 30, 2018 primarily due to borrowings of bank obligations, net of repayments. During the nine months ended November 30, 2017, financing activities used cash of $91,663 primarily due to the repayment of balances outstanding on the Company's Credit Facility as a result of the sale of Hirschmann.

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000, and a term loan in the amount of $15,000. The Credit Facility also includes a $15,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 16(b)). In conjunction with the sale of Hirschmann on August 31, 2017 (see Note 2), the Company paid down substantially all of the outstanding balance of the revolving credit facility, as well as the entire outstanding balance of the term loan, which cannot be renewed. As of November 30, 2018, there was no balance outstanding under the revolving credit facility. The availability under revolving credit line of the Credit Facility was $101,773 as of November 30, 2018.

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

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At November 30, 2018, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period (9)
		Less than	2-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$1,064	$436	$618	$10	$—
Operating leases (2)	2,713	1,097	943	485	188
Total contractual cash obligations	$3,777	$1,533	$1,561	$495	$188

Other Commitments
Bank obligations (3)	$6,907	$6,907	$—	$—	$—
Stand-by and commercial letters of credit (4)	1,082	1,082	—	—	—
Other (5)	11,307	3,510	1,060	1,000	5,737
Contingent earn-out payments and other (6)	309	210	99	—	—
Pension obligation (7)	647	—	—	—	647
Unconditional purchase obligations (8)	57,944	57,944	—	—	—
Total other commitments	78,196	69,653	1,159	1,000	6,384
Total commitments	$81,973	$71,186	$2,720	$1,495	$6,572

1.
Represents total principal payments due under capital lease obligations which have a total current (included in other current liabilities) and long-term principal balance of $436 and $628, respectively, at November 30, 2018.

2.	We enter into operating leases in the normal course of business.

3.	Represents amounts outstanding under the Voxx Germany Euro asset-based lending facility at November 30, 2018.

4.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.

5.	This amount includes balances outstanding under loans and mortgages for our manufacturing facility in Florida and for facilities at Schwaiger and Voxx Germany.

6.	Represents contingent consideration payments due in connection with the Rosen acquisition, as well as profit sharing payments related to Invision.

7.	Represents the liability for an employer defined benefit pension plan covering certain eligible employees of Voxx Germany.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

Voxx conducts business in various non-U.S. countries, including Germany, Canada, Mexico, China, Denmark, the Netherlands, and France and thus is exposed to market risk for changes in foreign currency exchange rates. A cumulative foreign currency translation loss of $(16,360) related to the Company’s foreign subsidiaries is included in Accumulated Other Comprehensive (Loss) Income on the Unaudited Consolidated Balance Sheet at November 30, 2018. The aggregate foreign currency transaction exchange rate (losses)/gains included in determining income before income taxes were $(41) and $164 for the three and nine months ended November 30, 2018, respectively, compared to $(77) and $(8,296) for the three and nine months ended November 30, 2017, respectively. The foreign currency transaction losses for the three and nine months ended November 30, 2017 include a loss on forward contracts totaling $(6,618) incurred in conjunction with the sale of Hirschmann (see Note 2). For the three and nine months ended November 30, 2018, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales from continuing operations of approximately $2,386 and $6,165, respectively, and net income from continuing operations of approximately $193 and $329, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela did not have any sales for the three and nine months ended November 30, 2018. There were no cash related assets invested in Venezuela as of November 30, 2018 that would be subject to government foreign exchange controls. The Company has certain long-lived assets in Venezuela, which are held for investment purposes. During the second quarter of Fiscal 2019, the Company made an assessment of the recoverability of these properties as a result of the country's continued economic deterioration, which included a significant currency devaluation in August of 2018. The Company concluded that these properties were fully impaired during the second quarter of Fiscal 2019 and recorded an impairment charge of $3,473 for the nine months ended November 30, 2018.

The Company enters into forward foreign currency contracts which are utilized to hedge a portion of its foreign currency inventory purchases. As of November 30, 2018, the total net fair value of our forward foreign currency contracts recorded in prepaid expenses and other current assets on our Unaudited Consolidated Balance Sheet was $127. Total gains/(losses) recognized related to forward foreign currency contracts related to continuing operations and settled during the three and nine months ended November 30, 2018 were $80 and $(134), respectively, compared to $(218) and $99 during the three and nine months ended November 30, 2017, respectively.

Interest

In connection with the Florida Mortgage, we have debt outstanding in the amount of $8,236 at November 30, 2018. Interest on this mortgage is charged at 70% of 1-month LIBOR plus 1.54%. The Company also has debt outstanding with variable interest rates on its Euro asset-based lending obligation in Germany (see Note 16(c)). The Company currently has one interest rate swap for the Florida Mortgage with a notional amount of $8,236 at November 30, 2018. This swap locks the interest rate at 3.48% (inclusive of credit spread) on the Florida Mortgage through the mortgage end date of March 2026.

As of November 30, 2018, the total net fair value of the interest rate swap recorded in other assets on our Unaudited Consolidated Balance Sheet is $31, which represents the amount that would be received/(paid) upon unwinding the interest rate swap agreement based on market conditions on that date. Changes in the fair value of this interest rate swap agreement is reflected as an adjustment to other assets or liabilities with an offsetting adjustment to accumulated other comprehensive income (loss) since the hedge is deemed fully effective.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of November 30, 2018 to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three-month period ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three and nine months ended November 30, 2018.

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

101
The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended November 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii), the Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

January 9, 2019

By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By: /s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer