Form 10-K
period 2019-02-28
VOXX International Corp
filed 2019-05-14
CIK 807707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2019

Commission file number 0-28839

VOXX INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)		13-1964841 (IRS Employer Identification No.)
2351 J. Lawson Boulevard, Orlando, Florida (Address of principal executive offices)		32824 (Zip Code)
(800) 645-7750 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of Each Exchange on which Registered
Class A Common Stock $.01 par value	VOXX	The Nasdaq Stock Market LLC
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
Yes   ☐       No   ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was $108,000,048 (based upon closing price on the Nasdaq Stock Market on August 31, 2018).

The number of shares outstanding of each of the registrant's classes of common stock, as of May 13, 2019 was:

Class	Outstanding

Class A common stock $.01 par value	21,938,100
Class B common stock $.01 par value	2,260,954

DOCUMENTS INCORPORATED BY REFERENCE

Part III -  (Items 10, 11, 12, 13 and 14) Proxy Statement for Annual Meeting of Stockholders to be filed on or before June 6, 2019.

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

The Company’s fiscal year ends on the last day of February.

Item 1-Business

VOXX International Corporation ("Voxx," "We," "Our," "Us," or the "Company") is a leading international manufacturer and distributor in the Automotive, Premium Audio and Consumer Accessories industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through sixteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., VOXX German Holdings GmbH ("Voxx Germany"), Audiovox Canada Limited, Voxx Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Klipsch Holding LLC ("Klipsch"), Omega Research and Development, LLC ("Omega"), Voxx Automotive Corp., and Audiovox Websales LLC, as well as a majority owned subsidiary, EyeLock LLC ("EyeLock"). We market our products under the Audiovox® brand name and other brand names and licensed brands, such as 808®, Acoustic Research®, Advent®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energy®, Heco®, Invision®, Jamo®, Klipsch®, Mac Audio™, Magnat®, Mirage®, myris®, Oehlbach®, Omega®, Prestige®, Project Nursery®, RCA®, RCA Accessories, Rosen®, Schwaiger®, Terk® and Voxx Automotive as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products.

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

The Company operates in three segments based upon the Company's products and internal organizational structure. The operating segments consist of the Automotive, Premium Audio and Consumer Accessories segments. The Automotive segment designs, manufactures, distributes and markets rear-seat entertainment devices, satellite radio products, automotive security, remote start systems, mobile multimedia devices, aftermarket/OE-styled radios, car-link smartphone telematics applications, collision avoidance systems and location-based services. The Premium Audio segment designs, manufactures, distributes and markets home theater systems, high-end loudspeakers, outdoor speakers, business music systems, cinema speakers, flat panel speakers, Bluetooth speakers, soundbars, headphones and DLNA (Digital Living Network Alliance) compatible devices. The Consumer Accessories segment designs, manufactures, markets and distributes remote controls; wireless and Bluetooth speakers; karaoke products; iris identification and biometric security related products; personal sound amplifiers; smart-home security and safety products; infant and nursery products; activity tracking bands; healthcare wearables; and A/V connectivity, portable/home charging, reception and digital consumer products. See Note 13 to the Company's Consolidated Financial Statements for segment and geographic area information.

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

Acquisitions and Dispositions

Our most recent acquisition and disposition transactions are discussed below:

On April 18, 2017, Voxx acquired certain assets and assumed certain liabilities of Rosen Electronics LLC for cash consideration of $1,814. In addition, the Company agreed to pay a 2% fee related to future net sales of Rosen products for three years. The purpose of this acquisition was to increase the Company's market share and strengthen its intellectual property related to the rear seat entertainment market. Details of the tangible and intangible assets acquired are outlined in Note 2 "Business Acquisitions and Dispositions" of the Notes to Consolidated Financial Statements.

On August 31, 2017 (the "Closing Date"), the Company completed its sale of Hirschmann Car Communication GmbH and its subsidiaries (collectively, “Hirschmann”) to a subsidiary of TE Connectivity Ltd ("TE"). The consideration received by the Company was €148,500. The purchase price, at the exchange rate as of the close of business on the Closing Date approximated $177,000 and is subject to adjustment based upon the final working capital. The Hirschmann subsidiary group, which was included within the Automotive segment, qualified to be presented as a discontinued operation in accordance with ASC 205-20 beginning in the Company's Fiscal 2018 second quarter ending August 31, 2017. Refer to Note 2 "Business Acquisitions and Dispositions" of the Notes to Consolidated Financial Statements for additional information regarding the sale of Hirschmann.

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

Continue to maintain diversified, blue chip customer base. Voxx distributes products through a wide range of specialty and mass merchandise channels and has arrangements with tier-1 and tier-2 auto OEMs. OEM products account for approximately 20% of Fiscal 2019 sales from continuing operations. The top-five customers of the Company represented 25% of sales from continuing operations, and no single customer accounted for over 10% of Fiscal 2019 sales.

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

Combine new, internal manufacturing capabilities with our proven outsourced manufacturing with industry partners. For years, VOXX International employed an outsourced manufacturing strategy that enabled the Company to deliver the latest technological advances without the fixed costs associated with manufacturing. In recent years, the Company has added manufacturing capabilities to produce select product lines, such as rear-seat entertainment systems, security related products, and high-end speakers. This blend of internal and outsourced manufacturing enables the Company to drive innovation, control product quality and speed time-to-market.

Use innovative technology generation capabilities to enable us to build a robust pipeline of new products. Voxx has invested significantly in R&D. The Company uses a mix of internal and external R&D, internal and external manufacturing, and has a number of valuable trademarks, copyrights, patents, domain names and other intellectual property. Through Voxx's focus on R&D, the Company has built a pipeline of new products across all three segments.

Leverage our domestic and international distribution network. VOXX International Corporation has a highly expansive distribution network. Our distribution network, which includes OEM's, car dealers, automotive manufacturers, various types of retailers and chain stores, mass merchandisers, distributors, e-commerce platforms, system integrators, communication network providers, smart grid manufacturers, banks, cinema operators, healthcare providers and equipment manufacturers, the U.S. military, and private security providers should allow us to increase our market penetration. We intend to capitalize on new and existing distribution outlets to further grow our business across our three operating segments, both domestically and abroad.

Grow our international presence. We have an international presence through our local subsidiaries in Europe, as well as operations in Canada and China. We also continue to export from our domestic operations in the United States. Our strategy remains to diversify our exposure to any particular geography, while expanding our product offerings and distribution touch points across the world.

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

Maintain disciplined acquisition criteria. Virtually all of our acquisitions have been made to strengthen our product offerings, customer reach and growth potential across our operating business segments. Our strategy remains to acquire complimentary businesses, products and/or assets in our Automotive, Premium Audio and Consumer Accessories operating segments. Additionally, acquisitions should have a gross margin structure equal to or higher than our consolidated gross margins, and we will continue to look for acquisitions where we can leverage our corporate overhead and resources. Furthermore, it is important that management remains with Voxx as part of the acquisition, as their legacy expertise, knowledge of both the inner workings of their respective companies and the end-markets they serve are paramount to successfully running operations and achieving growth. We also pursue acquisitions that will be accretive for the Company and its shareholders in the first year such acquisitions are made.

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

Improve bottom-line performance and generate sustainable shareholder returns. The Company has instituted an aggressive strategy in recent years to shift its product mix to higher-margin product categories, while controlling costs and strategically investing in its infrastructure. Additionally, during Fiscal 2019, the Company began a comprehensive SKU rationalization program to discontinue certain product lines and streamline the Company’s consumer accessory product lines to focus on offerings with longer life cycles, more sustainable gross margins, and better growth potential. The Company remains focused on growing its business organically, continuing to enhance its gross profit margins and leveraging its fixed overhead structure to generate sustainable returns for its stockholders.

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

Products

The Company currently reports sales data for the following three operating segments:

Automotive products include:

▪	mobile multi-media infotainment products, including in-dash, overhead, seat-back, and headrest systems,

▪	autosound products including radios and amplifiers,

▪	satellite radios including plug and play models and direct connect models,

▪	smart phone telematics applications,

▪	automotive security, vehicle access, and remote start systems,

▪	automotive power accessories,

▪	rear observation and collision avoidance systems,

▪	driver distraction products, and

▪	power lift gates.

Premium Audio products include:

▪	premium loudspeakers,

▪	architectural speakers,

▪	commercial speakers,

▪	outdoor speakers,

▪	flat panel speakers,

▪	wireless speakers,

▪	Bluetooth speakers,

▪	home theater systems,

▪	business music systems,

▪	streaming music systems,

▪	on-ear and in-ear headphones,

▪	wireless and Bluetooth headphones,

▪	soundbars and sound bases, and

▪	DLNA (Digital Living Network Alliance) compatible devices.

Consumer Accessories products include:

▪	High-Definition Television ("HDTV") antennas,

▪	Wireless Fidelity ("WiFi") antennas,

▪	High-Definition Multimedia Interface ("HDMI") accessories,

▪	smart-home products,

▪	security and monitoring products,

▪	wired and wireless headphones and ear buds,

▪	wireless speakers,

▪	Bluetooth speakers,

▪	karaoke products,

▪	infant/nursery products,

▪	activity tracking bands,

▪	healthcare wearables,

▪	home electronic accessories such as cabling,

▪	other connectivity products,

▪	power cords,

▪	performance enhancing electronics,

▪	TV universal remotes,

▪	flat panel TV mounting systems,

▪	power supply systems and charging products,

▪	electronic equipment cleaning products,

▪	personal sound amplifiers,

▪	set-top boxes,

▪	home and portable stereos,

▪	digital multi-media products, such as personal video recorders and MP3 products,

▪	iris identification and biometric security related products, and

▪	public safety solutions.

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

Net sales from continuing operations, by segment, gross profit and total assets are as follows (Refer to Item 7 and Note 13 to the Notes to the Consolidated Financial Statements for additional information):

	Fiscal	Fiscal	Fiscal
	2019	2018	2017
Automotive	$161,647	$155,480	$170,729
Premium Audio	158,436	172,406	166,789
Consumer Accessories	125,806	178,756	176,216
Corporate/Eliminations	927	450	796
Total net sales	$446,816	$507,092	$514,530

Gross profit	$121,417	$132,297	$144,030
Gross margin percentage	27.2%	26.1%	28.0%

Total assets	$508,811	$575,644	$668,486

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

The Company has licensed in the past, and expects that it may license in the future, certain of its proprietary rights to third parties. Some of the Company's products are designed to include intellectual property, licensed or otherwise obtained from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of the Company's products, the Company believes, based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms; however, there is no guarantee such licenses could be obtained at all. We intend to operate in a way that does not result in willful infringement of the patents, trade secrets and other intellectual property rights of other parties. Nevertheless, there can be no assurance that a claim of infringement will not be asserted against us or that any such assertion will not result in a judgment or order requiring us to obtain a license in order to make, use, or sell our products.

License and royalty programs offered to our manufacturers, customers and other electronic suppliers are structured using a fixed amount per unit or a percentage of net sales, depending on the terms of the agreement. Current license and royalty agreements have duration periods which range from 1 to 12 years or continue in perpetuity. Certain agreements may be renewed at termination of the agreement. The Company's license and royalty income is recorded upon sale and amounted to $1,382, $1,538 and $1,669 for the years ended February 28, 2019, February 28, 2018 and February 28, 2017, respectively.

Distribution and Marketing

We sell our products to:

•	automotive and vehicle manufacturers,

•	OEM Tier 1, Tier 2 and secondary OEM manufacturers,

•	mass merchants,

•	regional chain stores,

•	distributors,

•	e-commerce platforms,

•	premium department stores,

•	lifestyle retailers,

•	specialty and internet retailers,

•	retail solutions manufacturers,

•	power retailers,

•	independent 12-volt retailers,

•	new car dealers,

•	healthcare equipment manufacturers,

•	healthcare providers,

•	system integrators,

•	communication network providers,

•	smart grid manufacturers,

•	banks,

•	the U.S. military,

•	cinema operators,

•	sporting goods equipment retailers,

•	cell phone carriers,

•	public safety sector, and

•	private security providers.

We sell our products under OEM arrangements with domestic and/or international subsidiaries of automobile manufacturers such as Ford, Chrysler, General Motors, Toyota, Kia, Mazda, Subaru and Nissan. These arrangements require a close partnership with the customer as we develop products to meet specific requirements.  OEM products accounted for approximately 20% of net sales from continuing operations for the year ended February 28, 2019, 15% for the year ended February 28, 2018, and 17% for the year ended February 28, 2017.

Our five largest customers represented 25% of net sales from continuing operations for the year ended February 28, 2019, 26% for the year ended February 28, 2018, and 28% for the year ended February 28, 2017. No one customer accounted for more than 10% of the Company's sales for the years ended February 28, 2019, February 28, 2018 or February 28, 2017.

We also provide value-added management services, which include:

•	product design and development,

•	engineering and testing,

•	sales training and customer packaging,

•	in-store display design,

•	installation training and technical support,

•	product repair services and warranty,

•	consignment,

•	fulfillment,

•	warehousing, and

•	specialized manufacturing.

We have flexible shipping policies designed to meet customer needs. In the absence of specific customer instructions, we ship products within 24 to 48 hours from the receipt of an order from public warehouses, as well as owned and leased facilities throughout the United States, Canada, China, Hong Kong, the Netherlands, and Germany. The Company also employs a direct ship model from our suppliers for select customers upon their request.

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

Utilizing our company-owned and third-party facilities in the United States, Europe and Asia, we work closely with our suppliers throughout the product design, testing and development process in an effort to meet the expectations of consumer demand for technologically-advanced and high-quality products. Our Auburn Hills, Michigan and Orlando, Florida facilities are both IATF 16949:2016 certified, and our Orlando, Florida facility is ISO 14001:2015 and ISO 9001:2008 certified, all of which require the monitoring of quality standards in all facets of business. The Orlando, Florida facility is also Ford Q1 certified, which is a certification awarded to Ford suppliers who demonstrate excellence beyond the ISO certifications in certain critical areas.

We provide product warranties for all of our product lines, which primarily range from 30 days to three years. The Company also provides limited lifetime warranties for certain products, which limit the end-user's remedy to the repair or replacement of the defective product during its lifetime, as well as warranties for certain vehicle security products for the life of the vehicle for the original owner. To support our warranties, we have independent warranty centers in the United States and Europe.  Our customer service group, along with our Company websites, provide product information, answer questions and serve as a technical hotline for installation help for end-users and customers.

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

Competition

The electronics industry is highly competitive across all product categories, and we compete with a number of well-established companies that manufacture and sell similar products. Brand name, design, advancement of technology and features as well as price are the major competitive factors within the electronics industry.  Our Automotive products compete against factory-supplied products, including those provided by, among others, General Motors, Ford, and Chrysler; large Tier 1's, such as Denso, Panasonic, LG, Continental, Lear, and Bosch; as well as against major companies in the automotive aftermarket, such as Sony, Panasonic, Kenwood, Directed Electronics, Autopage, Myron and Davis, Phillips, Insignia, and Pioneer.  Our Premium Audio products compete against major companies such as Polk, Definitive, Bose, Sonos, Sonance, and Bowers and Wilkins. Our Consumer Accessories product lines compete against major companies such as Sony, Phillips, Emerson Radio, Jasco, Belkin and Private Label Brands.

Financial Information about Foreign and Domestic Operations

The amounts of net sales and long-lived assets attributable to foreign and domestic operations for all periods presented are set forth in Note 13 of the Notes to Consolidated Financial Statements, included herein.

Equity Investment

We have a 50% non-controlling ownership interest in ASA Electronics, LLC ("ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including: RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

Employees

As of February 28, 2019, we employed 885 people worldwide, of which 36 were covered under collective bargaining agreements.  We consider our relations with employees to be good as of February 28, 2019.

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

Our businesses are highly competitive and face significant competition from Original Equipment Manufacturers (OEMs) and direct imports by our retail customers.

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

Sales in our businesses are dependent on new products, product development and consumer acceptance.

Our businesses depend, to a large extent, on the introduction and availability of innovative products and technologies. If we are not able to continually introduce new products that achieve consumer acceptance, our sales and profit margins may decline.

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

We import most of our products from suppliers in the Pacific Rim. Countries in the Pacific Rim have, in the past, experienced significant social, political and economic upheaval and are also near known earthquake fault zones, which are vulnerable to damage from earthquakes and tsunamis. Due to the large concentrations of our purchases in Pacific Rim countries, particularly China, Hong Kong, South Korea, Vietnam, Malaysia and Taiwan, any adverse changes in the social, political, regulatory, or economic conditions in these countries may materially increase the cost of the products that we buy from our foreign suppliers or delay shipments of products, which could have a material adverse effect on our business. In addition, our dependence on foreign suppliers forces us to order products further in advance than we would if our products were manufactured domestically. This increases the risk that our products will become obsolete or face selling price reductions before we can sell our inventory.

The United States, Mexico, and Canada have entered into a signed, but unratified trade agreement called The United States - Mexico - Canada Agreement (“USMCA”) that will govern trade in North America and replace the North American Free Trade Agreement ("NAFTA"). Compared to the previous NAFTA trade agreement, USMCA will increase environmental and labor regulations and will create incentives for more U.S. production of cars and trucks and impose a quota for Canadian and Mexico automotive production. Although we have determined that there have been no current immediate effects on our operations with respect to USMCA, we cannot predict future potentially adverse developments in the political climate involving the United States, Mexico and Canada and thus these may have an adverse and material impact on our operations and financial growth.

President Donald J. Trump and his administration have also introduced tariffs on China, with China imposing retaliatory tariffs on certain products from the United States. On May 9, 2019 President Trump imposed additional tariffs on China and expanded the products affected by these tariffs, with China threatening to retaliate with additional tariffs against the U.S. In addition, on January 23, 2017, President Trump signed a presidential memorandum to withdraw the U.S. from the Trans-Pacific Partnership, a global trade agreement intended to include the United States, Canada, Mexico, Peru and a number of Asian countries. Such tariffs, duties, border taxes or other assessments imposed on the products we import into the United States will increase the total cost of these products and may decrease demand for such products. In addition, we may not be able to fully pass the added cost of such tariffs, taxes, duties or assessments on to our customers, which may adversely affect our business, financial condition and results of operations.

A commercial market for biometrics technology is still developing. There can be no assurance our iris-based identity authentication technology will be successful or achieve market acceptance.

A component of our strategy to grow revenue includes expansion of our iris-based identity authentication solutions into commercial markets. To date, biometrics technology has received only limited acceptance in such markets. Although the recent appearance of biometric readers on popular consumer products, such as smartphones, has increased interest in biometrics as a means of authenticating and/or identifying individuals, commercial markets for biometrics technology are still developing and evolving. Biometrics-based solutions compete with more traditional security methods including keys, cards, personal identification numbers and security personnel. Acceptance of biometrics as an alternative to such traditional methods depends upon a number of factors including:

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

A significant number of established companies have developed or are developing and marketing software and hardware for biometrics products and applications, including facial recognition and fingerprint biometrics, that currently compete with or will compete directly with our iris-based identity authentication solutions. We believe that additional competitors will enter the biometrics market and become significant long-term competitors, and that as a result, competition will increase. Companies competing with us may introduce solutions that are competitively priced, have increased performance or functionality or incorporate technological advances we have not yet developed or implemented.

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

As of February 28, 2019, 36 of our full-time employees were covered by collective bargaining agreements. We cannot predict whether labor unions may be successful in organizing other portions of our workforce or what additional costs we could incur as a result.

We depend on our suppliers to provide us with adequate quantities of high-quality competitive products and/or component parts on a timely basis.

We have few long-term contracts with our suppliers. Most of our products and component parts are imported from suppliers under short-term purchase orders. Accordingly, we can give no assurance that:

•	our supplier relationships will continue as presently in effect;

•	our suppliers will be able to obtain the components necessary to produce high-quality, technologically-advanced products for us;

•	we will be able to obtain adequate alternatives to our supply sources, should they be interrupted;

•	if obtained, alternatively sourced products of satisfactory quality would be delivered on a timely basis, competitively priced, comparably featured or acceptable to our customers;

•	our suppliers have sufficient financial resources to fulfill their obligations;

•	our suppliers will be able to obtain raw materials and labor necessary for production;

•	shipments from our suppliers will not be affected by labor disputes within the shipping and transportation industries;

•	our suppliers would not be impacted by natural disasters directly or via their supply chains; and

•	as it relates to products we do not manufacture, our suppliers will not become our competitors.

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

Currently, we generate substantially all of our sales from the Automotive, Premium Audio and Consumer Accessories segments.  We cannot assure you that we can grow the revenues of our Automotive, Premium Audio and Consumer Accessories segments or maintain profitability. As a result, the Company's revenues and profitability will depend on our ability to maintain and generate additional customers and develop new products.  A reduction in demand for our existing products and services would have a material adverse effect on our business. The sustainability of current levels of our Automotive, Premium Audio and Consumer Accessories segments and the future growth of such revenues, if any, will depend on, among other factors:

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

The electronics industry is characterized by a number of key customers. Specifically, 25% of our sales from continuing operations were to five customers in Fiscal 2019, 26% in Fiscal 2018, and 28% in Fiscal 2017. The loss of one or more of these customers could have a material adverse impact on our business.

We plan to continue to expand the international marketing and distribution of our products, which will subject us to risks associated with international operations, including exposure to foreign currency fluctuations.

As part of our business strategy, we intend to continue to increase our sales, including our international sales, although we cannot assure you that we will be able to do so. Approximately 12% of our net sales from continuing operations currently originate in markets outside the U.S. While geographic diversity helps to reduce the Company's exposure to risk in any one country or part of the world, it also means that we are subject to the full range of risks associated with significant international operations, including, but not limited to:

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

In an effort to reduce the impact on earnings of foreign currency rate movements, we engage in a combination of cost-containment measures and selective hedging of foreign currency transactions. However, these measures may not succeed in offsetting any negative impact of foreign currency rate movements on our business and results of operations. For example, since 2010, Venezuela has been designated as hyperinflationary and the resulting currency devaluations in Venezuela in that initial year affected our business and results of operations. The government of Venezuela has also devalued its currency several times since 2013, which, as discussed in the next section, has also affected our business and results of operations.

Substantial political and economic uncertainty in Venezuela puts our local assets at risk.

We have a subsidiary in Venezuela, whose operations are currently suspended due to the economic and political climate in that country. We hold fixed assets at this subsidiary and have incurred impairment related to our long-lived assets in Venezuela in the past, as well as charges totaling $3,473 during Fiscal 2019, bringing the net book value of these assets to $0 as of February 28, 2019. The Company intends to continue to hold these assets with the hope of recovering value from them in the future; however, if conditions continue to deteriorate, we may be at risk of government confiscation of these assets.

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

Concerns persist regarding the lingering effects of the European debt crisis and the ability of certain Eurozone countries to meet future financial obligations; the overall stability of the Euro and the suitability of the Euro as a single currency, given the diverse economic and political circumstances within individual Eurozone countries; and the considerable uncertainty relating to the economic and regulatory effects of the United Kingdom’s exit from the European Union (commonly referred to as "Brexit"), which could lead to long-term volatility in the currency markets and could result in long-term detrimental effects on the value of the British Pound Sterling. There have also been concerns regarding slower growth in the Chinese economy and other Asian economies, as well as the economic effect of tensions in the relationship between China and surrounding Asian countries. These concerns or market perceptions regarding these and related issues could adversely affect the value of the Company's Euro-denominated assets and obligations. In addition, concerns over the effect of these financial issues on financial institutions in Europe, China and globally could have an adverse impact on the economy generally, and more specifically on the consumers' demand for our products.

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

We invest, from time to time, in marketable securities and other investments as part of our investing activities. These investments fluctuate in value based on economic, operational, competitive, political and technological factors. These investments could be subject to loss or impairment based on their performance.

The Company has incurred other-than-temporary impairments on its investments in the past, and continues to monitor investments in non-controlled corporations, as applicable, for potential future impairments. In addition, there is no guarantee that the fair values recorded for other investments will be sustained in the future. During the year ended February 28, 2019, the Company incurred impairment charges related to its investment held at cost, less impairment. See Note 1(f) for impairment charges recorded and related disclosure.

From time to time, we provide funding to certain entities in the form of loans. Based on the performance of these entities, these loans may become partially or entirely uncollectible.

The Company has, from time to time, provided funding to certain entities that it does not own or control, in the form of collateralized loans. Should the borrowers default on the loans and should the collateral be insufficient to satisfy the total outstanding balance owed to Voxx, we may not be able to recover 100% of these loan balances. During the year ended February 28, 2019, certain notes receivable held by the Company became uncollectible, resulting in an impairment charge related to these notes. See Note 1(f) for impairment charges recorded and related disclosure.

We are subject to governmental regulations.

We always face the possibility of new governmental regulations which could have a substantial effect on our operations and profitability. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as “conflict minerals,” originating from the Democratic Republic of Congo and adjoining countries. There are costs associated with complying with these disclosure requirements, including for due diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. These rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering "conflict free" conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement.

The Tax Cuts and Jobs Act could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act ("TCJA"). The TCJA contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, additional limitation on the tax deduction for interest expense and executive compensation, accelerates business asset expensing, eliminates net operating loss carrybacks, and makes significant changes to the taxation of foreign earnings including the imposition of a one-time repatriation tax on accumulated foreign earnings at reduced rates regardless of whether they are repatriated and imposes a minimum tax on global intangible low tax income (“GILTI”). The IRS is continuing to issue regulatory guidance and many U.S. states are still determining how to incorporate these federal tax law changes or portions thereof into their tax codes. Further, our effective tax rate may fluctuate as a result of the TCJA in future reporting periods.

We continue to examine the impact these changes may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain, and our results of operations, cash flows and financial conditions, as well as the trading price of our Common Stock, could be adversely affected.

We are increasingly dependent on the continuous and reliable operation of our information technology systems, and a disruption of these systems, resulting from cybersecurity attacks or other events, could adversely affect our business.

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

Computer viruses, malware, and other “hacking” programs and devices may cause significant damage, delays or interruptions to our systems and operations or to certain of the products we sell, resulting in damage to our reputation and brand names. They may also attack our infrastructure, industrial machinery, software or hardware causing significant damage, delays or other service interruptions to our systems and operations. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions, loss or corruption of data, software, hardware or other computer equipment. In addition, increasingly sophisticated malware may target real-world infrastructure or product components, including certain of the products that we currently or may in the future sell by attacking, disrupting, reconfiguring and/or reprogramming industrial control software. Although the Company has business continuity plans in place, if these plans do not provide effective alternative processes on a timely basis, the Company may suffer interruptions in its ability to manage or conduct its operations, which may adversely affect its business.  The Company may need to expend additional resources in the future to continue to protect against, or to address problems caused by, any business interruptions or security breaches.  Any business interruptions or data security breaches, including cybersecurity breaches resulting in private data disclosure, could result in lawsuits or regulatory proceedings, damage the Company’s reputation or adversely impact the Company’s results of operations, cash flows and financial condition.

A data privacy breach or failure to comply with data privacy laws could damage our reputation and customer relationships, expose us to litigation risk and potential fines and adversely affect our business.

As part of our normal operations, we collect, process, transmit and where appropriate, retain certain confidential employee and customer information, including credit card information. There is significant concern by consumers and employees over the security of personal information, consumer identity theft and user privacy. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, cyber-attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human error, or other similar events. As a result of security breaches at a number of prominent companies, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become more uncertain. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, could result in significant legal and remediation expenses, severely damage our reputation and our customer relationships, harm sales, expose us to risks of litigation and liability and result in a material adverse effect on our business, financial condition and results of operations. Additionally, changing privacy laws in the United States, Europe and elsewhere, including the adoption by the European Union of the General Data Protection Regulation (“GDPR”), create new individual privacy rights and impose increased obligations on companies handling personal data. The federal privacy and security regulations issued under HIPAA require our facilities to comply with extensive requirements on the use and disclosure of protected health information and to implement and maintain administrative, physical, and technical safeguards to protect the security of such information. Consequently, we may incur significant costs related to prevention and to comply with laws regarding the protection and unauthorized disclosure of personal information, or significant penalties for the violation of these laws and regulations.

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

We have an intercompany loan agreement with our majority owned subsidiary, EyeLock LLC, which is expected to continue to require additional funding beyond one year. In funding the loan to EyeLock LLC, we have less cash flow available to support our domestic operations and other activities. If we are unable to generate sufficient cash flows in the future to support our operations and service our debt as a result of funding EyeLock LLC, we may be required to refinance all or a portion of our existing debt, as applicable, or to obtain additional financing. There can be no assurance that any refinancing will be possible or that any additional financing could be obtained on acceptable terms. The inability to service or refinance our existing debt or to obtain additional financing would have a material adverse effect on our financial position, liquidity, and results of operations.

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

We have recorded, and may record in the future, goodwill and other intangible assets as a result of acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income.

We evaluate the recoverability of recorded goodwill and other intangible asset amounts annually, or when evidence of potential impairment exists.  The annual impairment test is based on several factors requiring judgment. We have experienced significant impairment charges in past years and in the current fiscal year (see Note 1(k)). Additional future impairment may result from, among other things, deterioration in the performance of our business or product lines, adverse market conditions and changes in the competitive landscape, and a variety of other circumstances. The amount of any impairment is recorded as a charge to our statement of operations. We may never realize the full value of our goodwill and intangible assets, and any determination requiring the write-off of a significant portion of these assets may have an adverse effect on our financial condition and results of operations.

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

Our business could be affected by unseasonal or severe weather-related factors.

Our results of operations may be adversely affected by weather-related factors. Adverse weather conditions and extreme seasonal fluctuations may deter or prevent patrons from reaching facilities where our products are sold, or negatively affect customer demand for certain products. Although our budget assumes certain seasonal fluctuations in our revenues to ensure adequate cash flow during expected periods of lower revenues, we cannot ensure that weather-related factors will not have a material adverse effect on our operations.

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

We intend to continue pursuing selected acquisitions of and investments in businesses, technologies and product lines as a component of our growth strategy.  Any future acquisition or investment may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, or the incurrence of debt and amortization expenses related to intangible assets.  Acquisitions involve numerous risks, including:

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

Mr. Shalam beneficially owns approximately 52.5% of the combined voting power of both classes of common stock. This will allow him to elect the majority of our Board of Directors and, in general, determine the outcome of any other matter submitted to the stockholders for approval. Mr. Shalam's voting power may have the effect of delaying or preventing a change in control of the Company.

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

Item 2-Properties

Our Corporate headquarters is located at 2351 J. Lawson Blvd. in Orlando, Florida.  In addition, as of February 28, 2019, the Company leased a total of 13 operating facilities or offices located in 5 states as well as China, Canada, Mexico, France, and Hong Kong. The leases have been classified as operating leases.  Within the United States, these facilities are located in Georgia, New York, Ohio, Texas, and Arkansas. The Company also owns 9 of its operating facilities or offices located in New York, Indiana, Florida, Michigan, and Arkansas in the United States, as well as in Germany and Venezuela. These facilities serve as offices, warehouses, manufacturing facilities and distribution centers. Additionally, we utilize public warehouse facilities located in Virginia, Nevada, Indiana, Florida, China, the Netherlands, Germany and Canada.

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

Item 4-Mine Safety Disclosure

Not applicable.

PART II

Item 5-Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Class A Common Stock of Voxx is traded on the Nasdaq Stock Market under the symbol "VOXX." The following table sets forth the low and high sale price of our Class A Common Stock, based on the last daily sale in each of the last eight fiscal quarters:

Year ended February 28, 2019	High	Low
First Quarter	$5.90	$4.70
Second Quarter	5.90	5.10
Third Quarter	5.76	5.02
Fourth Quarter	5.29	3.94

Year ended February 28, 2018	High	Low
First Quarter	$7.30	$4.50
Second Quarter	8.90	6.00
Third Quarter	8.70	6.30
Fourth Quarter	6.85	5.15

Dividends

We have not paid or declared any cash dividends on our common stock. We have retained all of our earnings for use in developing our business. Future cash dividends, if any, will be paid at the discretion of our Board of Directors and will depend, among other things, upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our Board of Directors may deem relevant giving consideration to any requirements or restrictions under the Company's credit agreement (see Note 7(a) to the Notes to the Consolidated Financial Statements).

Holders

There are 735 holders of record of our Class A Common Stock and 4 holders of Class B Convertible Common Stock.

Issuer Purchases of Equity Securities

In May 1999, we were authorized by the Board of Directors to repurchase up to 1,563,000 shares of Class A Common Stock in the open market under a share repurchase program (the "Program").  In July 2006, the Board of Directors authorized an additional repurchase up to 2,000,000 shares of Class A Common Stock in the open market in connection with the Program.  During the year ended February 28, 2019, the Company did not purchase any shares. As of February 28, 2019, the cumulative total of acquired shares (net of reissuances of 11,635) pursuant to the program was 2,168,094, with a cumulative value of $21,176. The remaining authorized share repurchase balance is 1,383,271 at February 28, 2019. In April 2019, the Company was authorized by the Board of Directors to increase the number of Class A Common Shares available for repurchase to 3,000,000.

Performance Graph

The following table compares the annual percentage change in our cumulative total stockholder return on our Class A common stock during a period commencing on February 28, 2014 and ending on February 28, 2019 with the cumulative total return of the Nasdaq Stock Market (U.S.) Index and our SIC Code Index, during such period.

*$100 invested on 2/28/14 in stock or index, including reinvestment of dividends.

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

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	February 28, 2019 (1),(3)	February 28, 2018 (4)	February 28, 2017	February 29, 2016 (1),(2)	February 28, 2015 (3)
Consolidated Statement of Operations Data

Net sales	$446,816	$507,092	$514,530	$530,206	$585,360
Operating (loss) income	(41,197)	(19,099)	(8,168)	(17,067)	8,604
Net loss from continuing operations	(52,832)	(6,659)	(9,268)	(10,821)	(7,087)
Net income from discontinued operations, net of taxes	—	34,618	6,066	4,758	6,145
Net (loss) income attributable to VOXX International Corporation	(46,091)	35,304	4,422	(2,682)	(942)

(Loss) earnings per share - basic:
Continuing operations	$(1.89)	$0.03	$(0.07)	$(0.31)	$(0.29)
Discontinued operations	$—	$1.43	$0.25	$0.20	$0.25
Attributable to VOXX International Corporation	$(1.89)	$1.45	$0.18	$(0.11)	$(0.04)

(Loss) earnings per share - diluted:
Continuing operations	$(1.89)	$0.03	$(0.07)	$(0.31)	$(0.29)
Discontinued operations	$—	$1.41	$0.25	$0.20	$0.25
Attributable to VOXX International Corporation	$(1.89)	$1.44	$0.18	$(0.11)	$(0.04)

	As of	As of	As of	As of	As of
	February 28,	February 28,	February 28,	February 29,	February 28,
	2019 (1),(3)	2018 (4)	2017	2016 (1),(2)	2015 (3)
Consolidated Balance Sheet Data

Cash and cash equivalents	$58,236	$51,740	$956	$11,767	$8,448
Total assets	508,811	575,644	668,486	667,190	677,513
Working capital	151,169	170,472	143,281	132,167	154,312
Long-term obligations (5)	18,494	30,139	147,104	139,412	133,970
Total stockholders' equity	395,101	450,118	391,315	395,894	396,140

(1)	Fiscal 2019 and Fiscal 2016 amounts reflect intangible asset impairment charges (See Note 1(k) of the Notes to the Consolidated Financial Statements for discussion of Fiscal 2019 impairment charges).

(2)
Fiscal 2016 amounts reflect the acquisition of a controlling interest in all of the assets and certain liabilities of EyeLock Inc. and EyeLock Corporation, including a gain on bargain purchase of $4,679.

(3)
Fiscal 2019 and Fiscal 2015 amounts include Venezuela currency devaluation and impairment charges related to Venezuela investment properties (see Note 1(p) of the Notes to the Consolidated Financial Statements for discussion of Fiscal 2019 impairment charges).

(4)	Fiscal 2018 reflects the effect of the sale of Hirschmann on the decrease in total assets. The gain recognized on the sale of Hirschmann is included in Discontinued Operations.

(5)	Long-term obligations include long-term debt, capital lease obligations, deferred compensation, deferred and other tax liabilities, as well as other long-term liabilities.

Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

This section should be read in conjunction with the "Cautionary Statements" and "Risk Factors" in Item 1A of Part I, and Item 8 of Part II, "Consolidated Financial Statements and Supplementary Data."

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of the business, including our strategy to give the reader a summary of the goals of our business and the direction in which our business is moving.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the year ended February 28, 2019 compared to the years ended February 28, 2018 and February 28, 2017. Next, we present Adjusted EBITDA and Diluted Adjusted EBITDA per common share for the year ended February 28, 2019 compared to the years ended February 28, 2018 and February 28, 2017 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheet and cash flows and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

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

The Company aligns its subsidiaries in three operating and reporting segments, based upon our products and internal organizational structure. The operating and reporting segments consist of the Automotive, Premium Audio and Consumer Accessories segments. The characteristics of our operations that are relied on in making and reviewing business decisions within these segments include the similarities in our products, the commonality of our customers, suppliers and product developers across multiple brands, our unified marketing and distribution strategy, our centralized inventory management and logistics, and the nature of the financial information used by our Chief Operating Decision Maker ("CODM"). The CODM reviews the financial results of the Company based on the performance of the Automotive, Premium Audio and Consumer Accessories segments.

The Company’s domestic and international business is subject to retail industry trends and conditions and the sales of new and used vehicles. In recent years, worldwide economic conditions have had an adverse impact on consumer spending. If the global macroeconomic environment does not continue to improve or if it deteriorates further, this could have a negative effect on the Company’s revenues and earnings. In an attempt to offset negative market conditions, the Company continues to explore strategies and alternatives to reduce its operating expenses, such as the consolidation of facilities and IT systems, and has been introducing new products to obtain a greater market share. The Company continues to focus on cash flow and anticipates having sufficient resources to operate during Fiscal 2020.

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

Net Sales Decline

Net sales from continuing operations over a five-year period have decreased (23.7)% from $585,360 for the year ended February 28, 2015 to $446,816 for the year ended February 28, 2019.  During this period, our sales were adversely impacted by the following items:

•
Volatility in core Automotive, Premium Audio and Consumer Accessories sales due to increased competition, lower selling prices, changes in technology and demand, and the volatility of the national and global economy;

•	the discontinuance and reduction of various high volume/low margin product lines such as clock radios, digital players, digital voice recorders, and portable DVD players;

•	decreased box office sales affecting the Company's cinema audio products;

•	weather factors resulting in a change in demand for aftermarket remote start products;

•	the transition of one of the Company's subsidiaries to a distributor model;

•	the sale of certain branded product inventory of the Company to a third party in order to license the brand name for a commission; and

•	Euro devaluation against the U.S. Dollar.

These items were partially offset by:

•
the introduction of new products and lines across the Automotive, Premium Audio and Consumer Accessories segments, such as: OEM rear seat entertainment; various Bluetooth and wireless speakers; multi-room streaming audio solutions; neckband, on-ear, in-ear and over-ear headphones; nursery products; and karaoke products,

•	the introduction of activity tracking band fulfillment programs,

•	international digital broadcasting upgrades necessitating the purchase of updated consumer accessory products,

•	successful marketing and promotional activity, and

•	the acquisition of Rosen Electronics LLC.

Critical Accounting Policies and Estimates (see Note 1 to the Consolidated Financial Statements)

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

Revenue Recognition

On March 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, and all the related amendments (“ASC 606”), using the modified retrospective method. Results for reporting periods beginning March 1, 2018 are presented under the new guidance, while prior period amounts continue to be reported in accordance with previous guidance without revision. Most of the changes resulting from the adoption of ASC Topic 606 on March 1, 2018 were changes in presentation within the Consolidated Balance Sheet. Therefore, while we made adjustments to certain opening balances on our March 1, 2018 Consolidated Balance Sheet, we made no changes to opening Retained Earnings. The impact of the adoption of ASC Topic 606 has been immaterial to our net income; however, the adoption did increase the level of disclosure concerning our net sales.

The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. We apply the FASB’s guidance on revenue recognition, which requires us to recognize the amount of revenue and consideration that we expect to receive in exchange for goods and services transferred to our customers. To do this, the Company applies the five-step model prescribed by the FASB, which requires us to: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy a performance obligation.
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

Sales Incentives

Sales incentives are accounted for in accordance with ASC 606. We offer sales incentives to our customers in the form of (1) co-operative advertising allowances; (2) market development funds; (3) volume incentive rebates; and (4) other trade allowances. We accrue the cost of co-operative advertising allowances, volume incentive rebates, and market development funds at the latter of when the customer purchases our products or when the sales incentive is offered to the customer. We record the provision for other trade allowances at the latter of when the sales incentive is offered or when the related revenue is recognized. Except for other trade allowances, all sales incentives require the customer to purchase our products during a specified period of time. All sales incentives require customers to claim the sales incentive within a certain time period (referred to as the "claim period").  All costs associated with sales incentives are classified as a reduction of net sales.

We utilize the most likely amount consistently to estimate the effect of uncertainty on the amount of variable consideration to which we would be entitled. The most likely amount method considers the single most likely amount from a range of possible consideration amounts. The most likely amounts are based upon the contractual terms of the incentives and historical experience with each customer. Although we make our best estimate of sales incentive liabilities, many factors, including significant unanticipated changes in the purchasing volume and the lack of claims from customers could have a significant impact on the liability for sales incentives and reported operating results. We record estimates for cash discounts, promotional rebates, and other promotional allowances in the period the related revenue is recognized (“Customer Credits”). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are presented within accrued sales incentives on the Consolidated Balance Sheet.

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and current credit worthiness, as determined by a review of current credit information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  While such credit losses have historically been within management's expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past. Our five largest customer balances comprise 24% of our accounts receivable balance as of February 28, 2019. A significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of accounts receivable and our results of operations.

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

Long-Lived and Intangible Asset Impairments

As of February 28, 2019, intangible assets totaled $119,449 and property, plant and equipment totaled $60,493. Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business, including assets of acquired businesses. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or an impairment recorded based upon a change in the expected use of the asset or performance of the related asset group. At the present time, management intends to continue the development, marketing and selling of products associated with its intangible assets, and there are no known restrictions on the continuation of their use.

During the second quarter of Fiscal 2019, the Company re-evaluated its projections for several brands in its Consumer Accessories and Automotive segments based on lower than anticipated results. Specifically, during the second quarter of Fiscal 2019, the lower than anticipated results were due to reduced product load-ins, increased competition for certain product lines, a streamlining of SKU’s, and a change in market strategy for one of its brands. Accordingly, these were considered indicators of impairment requiring the Company to test the related indefinite-lived tradenames for impairment as of August 31, 2018. The Company also tested its indefinite-lived intangible assets as of February 28, 2019 as part of its annual impairment testing. During the fourth quarter, the Company further streamlined its SKU’s in conjunction with its corporate realignment and transformation initiatives, and adjusted expectations for select customer demand, and the anticipated results from alternative sales channels for one of its brands. As a result of these analyses, it was determined that several of the Company’s Consumer Accessory trademarks and one of the Company's Automotive trademarks were impaired with total impairment charges of $25,789 recorded for the year ended February 28, 2019 (see Note 1(k)). No impairment losses were recorded related to indefinite lived intangible assets during Fiscal 2018 and Fiscal 2017.
Approximately 46% of our indefinite-lived trademarks ($34,662) are at risk of impairment as of February 28, 2019. The Company uses an income approach, based on the relief from royalty method, to value the indefinite-lived trademarks as part of its impairment test. This impairment test involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. The critical assumptions in the discounted cash flow model include revenues, long-term growth rates, royalty rates, and discount rates. Management exercises judgment in developing these assumptions. Certain of these assumptions are based upon industry projections, facts specific to the trademarks and consideration of our long-term view for the trademark and the markets we operate in. If we were to experience sales declines, a significant change in operating margins which may impact estimated royalty rates, an increase in our discount rates, and/or a decrease in our projected long-term growth rates, there would be an increased risk of impairment of these indefinite-lived trademarks.

The cost of other intangible assets with definite lives and long-lived assets are amortized on a straight-line basis over their respective lives.  Management has determined that the current lives of these assets are appropriate. Management has determined that there were no indicators of impairment that would cause the carrying values related to intangible assets with definite lives to exceed their expected future cash flows at February 28, 2019.

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

The Company holds certain long-lived assets in Venezuela, which are held for investment purposes. During the second quarter of Fiscal 2019, the Company made an assessment of the recoverability of these properties as a result of the country's continued

economic deterioration, which included a significant currency devaluation in August of 2018. The Company estimated the future undiscounted cash flows expected to be received from these properties. The estimate of the future undiscounted cash flows considered the Company’s financial condition and its intent and ability to retain its investments for a period of time sufficient to allow for the recovery of the carrying value. The future undiscounted cash flows did not exceed the net carrying value for the long-lived assets. The estimated fair value of the properties, which also considered the current conditions of the economy in Venezuela, the volatility of the real estate market, and the significant political unrest, resulted in a full non-cash impairment charge of $3,473 for the year ended February 28, 2019. The non-cash impairment charge is included in Other Income (Expense) on the Consolidated Statements of Operations and Comprehensive (Loss) Income. The value of the Company's properties held for investment purposes in Venezuela is $0 as of February 28, 2019.

Voxx’s goodwill totaled $54,785 as of February 28, 2019. Goodwill is tested for impairment as of the last day of each fiscal year at the reporting unit level. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and estimation of the fair value of each reporting unit. Based on the Company's goodwill impairment assessment, all the reporting units with goodwill had estimated fair values as of February 28, 2019 that exceeded their carrying values. As a result of the annual assessment, no impairment charges were recorded related to goodwill during Fiscal 2019, Fiscal 2018 or Fiscal 2017.

Goodwill allocated to our Klipsch, Invision, and Rosen reporting units was 84.9% ($46,533), 13.5% ($7,372), and 1.6% ($880), respectively. The fair values of the Klipsch and Invision reporting units are greater than their carrying values by approximately 269% ($26,533) and 35% ($9,933), respectively, as of February 28, 2019. The Company uses a discounted cash flow model to value the reporting unit as part of its impairment test. This impairment test involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. The critical assumptions in the discounted cash flow model are revenues, operating margins, working capital and a discount rate (developed using a weighted average cost of capital analysis). Management exercises judgment in developing these assumptions. Certain of these assumptions are based upon industry projections, facts specific to the reporting unit, market participant assumptions and data, and consideration of our long-term view for the reporting unit and the markets we operate in. If the Klipsch reporting unit were to experience sales declines, sustained pricing pressures, unfavorable operating margins, lack of new product acceptance by consumers, changes in consumer trends and preferred shopping channels, less than anticipated results for the holiday season, an increase to the discount rate, and/or a decrease in our projected long-term growth rates used in the discounted cash flow model, there would be an increased risk of goodwill impairment for the Klipsch reporting unit. If the Invision reporting unit experienced an increase to the discount rate, a lack or delay in new product acceptance, or a change in our projected long-term growth rates used in the discounted cash flow model, there would be an increased risk of goodwill impairment for the Invision reporting unit. If the Rosen reporting unit experienced an increase to the discount rate, sales declines, changes in consumer trends, or a decrease in our projected long-term growth rates used in the discounted cash flow model, there would be an increased risk of goodwill impairment for the Rosen reporting unit.

Warranties

We offer warranties of various lengths depending upon the specific product.  Our standard warranties require us to repair or replace defective product returned by both end users and customers during such warranty period at no cost. We do not sell extended warranties. We record an estimate for warranty related costs in cost of sales, based upon historical experience of actual warranty claims and current information on repair costs and contract terms with certain manufacturers. While warranty costs have historically been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that have been experienced in the past. A significant increase in product return rates, or a significant increase in the costs to repair products, could have a material adverse impact on our operating results.

Stock-Based Compensation

We use the Black-Scholes option pricing model to compute the estimated fair value of stock-based awards. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control.  We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded stock options in our stock and our expectations of volatility for the expected term of stock-based compensation awards. For restricted stock awards, the fair value of the award is the price on the date of grant. As a result, if other assumptions or estimates had been used for options or restricted stock awards granted in the current and prior periods, the total stock-based compensation expense for the current fiscal year of $551 could have been materially different.  Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

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
The Company accounts for uncertain tax positions in accordance with the authoritative guidance issued under ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The Company provides loss contingencies for federal, state and international tax matters relating to potential tax examination issues, planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing, which if different, may materially impact the Company's financial condition and results of operations. The Company classifies interest and penalties associated with income taxes as a component of Income Tax Expense (Benefit) on the Consolidated Statements of Operations and Comprehensive (Loss) Income. See Note 8 for discussion of the enactment of the Tax Cuts and Job Acts on December 22, 2017.

Results of Operations

Included in Item 8 of this annual report on Form 10-K are the Consolidated Balance Sheets as of February 28, 2019 and February 28, 2018 and the Consolidated Statements of Operations and Comprehensive (Loss) Income, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for the years ended February 28, 2019, February 28, 2018 and February 28, 2017. In order to provide the reader meaningful comparison, the following analysis provides comparisons of the audited year ended February 28, 2019 with the audited year ended February 28, 2018, and the audited year ended February 28, 2018 with the audited year ended February 28, 2017. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Year Ended February 28, 2019 Compared to the Years Ended February 28, 2018 and February 28, 2017

Continuing Operations

The tables presented in this section set forth, for the periods indicated, certain Statement of Operations data for the years ended February 28, 2019 ("Fiscal 2019"), February 28, 2018 ("Fiscal 2018") and February 28, 2017 ("Fiscal 2017").

Net Sales

	Fiscal	Fiscal	Fiscal
	2019	2018	2017
Automotive	$161,647	$155,480	$170,729
Premium Audio	158,436	172,406	166,789
Consumer Accessories	125,806	178,756	176,216
Corporate	927	450	796
Total net sales	$446,816	$507,092	$514,530

Fiscal 2019 compared to Fiscal 2018

Automotive sales, which include both OEM and aftermarket automotive electronics, represented 36.2% of the net sales for the year ended February 28, 2019, compared to 30.7% in the prior year. Sales in this segment increased during the year ended February 28, 2019 as compared to the prior year primarily due to a full year of sales of its EVO headrest product within the OEM manufacturing line. Sales were also positively impacted by the Company's Subaru remote start program and the launch of new CarLink products. Offsetting these sales increases were declines in our aftermarket headrest and remote start products, as well as a decline in satellite radio sales for the year ended February 28, 2019. The declines in both satellite radio sales and aftermarket headrests are the result of an increase in standard factory equipped vehicles with these options. Sales declines in aftermarket remote start products were caused primarily by an inventory shortage of the certain digital platform remote start products that were in higher demand during the fiscal year as compared to analog systems.

Premium Audio sales represented 35.5% of net sales for the year ended February 28, 2019 as compared to 34.0% in the prior year.  Sales in Premium Audio decreased for the year ended February 28, 2019 partially as a result of lower sales of certain discontinued products including powered towers, digital speakers, and digital systems; elimination of overstock in certain inventory levels; as well as a shift in demand from traditional wired mobility products to Bluetooth/wireless solutions. Closeout promotions for many of these products led to increased sales in the prior fiscal year and did not repeat during the year ended February 28, 2019. New products for Bluetooth/wireless solutions have not yet launched and are planned for the first half of Fiscal 2020. Additionally, the Company has limited product distribution within the segment in Fiscal 2019 in order to improve its margins. The Company also experienced a decrease in sales in its European market as a result of the timing of certain customer orders, and a shift in sales strategy related to our e-commerce channel that has had temporarily delayed sales. Partially offsetting the sales decline in Premium Audio for the year ended February 28, 2019 has been the successful launch of new home entertainment product lines during Fiscal 2019 and an increase in in-wall and in-ceiling architectural speaker product sales that launched during the second half of Fiscal 2018.

Consumer Accessories represented 28.2% of our net sales for the year ended February 28, 2019, compared to 35.3% in the prior year. The Company experienced decreases in sales during the year ended February 28, 2019 due in part to the timing of customer orders for wireless and Bluetooth speakers, including large load-in orders of new wireless speaker product during the year ended February 28, 2018 that did not repeat in the current year, and a streamlining of products and reduced store counts for certain retailers. Additionally, during Fiscal 2018, the Company launched its Striiv activity tracking bands. Significant load-in orders for this product during the year ended February 28, 2018 did not repeat in the current year. Sales were also impacted during the year ended February 28, 2019 by lower sales in reception, remotes, hookup, headphones and power categories due to retail distribution changes, price competition and changes in demand. Within the European market, the Company experienced a decrease in sales during the year ended February 28, 2019 primarily as a result of a shift in sales strategy related to our e-commerce channel that has temporarily delayed sales, as well as sales of equipment and set top boxes related to a digital broadcasting upgrade in the prior year that did not repeat in the current year. Offsetting these decreases were higher sales of karaoke products, specifically the new Singsation line, as well as increases in sales from additional placements and higher direct import sales of our Project Nursery products and the introduction of our new smart home line during the year ended February 28, 2019. Due to the ongoing sales declines in this segment as a result of technology advancements and changes in retail distribution, during the year ended February 28, 2019, the Company restructured its Consumer Accessories segment, which included an aggressive SKU rationalization program to limit sales of lower margin products.

Fiscal 2018 compared to Fiscal 2017

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

Gross Profit and Gross Margin Percentage

	Fiscal	Fiscal	Fiscal
	2019	2018	2017
Automotive	$40,621	$39,829	$46,744
	25.1%	25.6%	27.4%
Premium Audio	54,849	53,374	55,053
	34.6%	31.0%	33.0%
Consumer Accessories	26,299	38,867	41,537
	20.9%	21.7%	23.6%
Corporate	(352)	227	696
	$121,417	$132,297	$144,030
	27.2%	26.1%	28.0%

Fiscal 2019 compared to Fiscal 2018

Gross margins in the Automotive segment decreased 50 basis points for the year ended February 28, 2019. Gross profits decreased during the fiscal year primarily as a result of decreases in sales of certain higher margin products, such as aftermarket headrest products and remote start systems. As an offset, the segment experienced increases in gross profits for the year ended February 28, 2019 as a result of the sales of our new EVO product, as well as due to decreases in sales of low margin products such as satellite radios and due to certain production related cost-cutting measures, lower tooling costs, and lower inventory reserve requirements.

Gross margins in the Premium Audio segment increased 360 basis points for the year ended February 28, 2019 compared to the prior year. The segment margins were positively impacted by a shift in product mix including the introduction of our new Reference and Reference Premier lines during Fiscal 2019, a decline in sales of lower margined mobility products, and a decline in sales of certain sound system, sound bar, and Bluetooth speaker products that were being phased out during the prior fiscal year with heavy close out promotions. As an offset to these increases, the segment experienced lower sales in its European market during the year ended February 28, 2019, for which the product mix generally contributes a higher profit margin for the segment.

Gross margins in the Consumer Accessories segment decreased 80 basis points for the year ended February 28, 2019 compared to the prior year. For the year ended February 28, 2019, gross margins were negatively impacted for the segment as a result of decreased sales of certain higher margin products, such as wireless speakers and reception products, as well as increases in inventory write-downs related to certain slow moving products, and higher warehousing expenses related to the consolidation of our Consumer Accessory operations in Germany. Gross margins were positively impacted during the year ended February 28, 2019 by a stronger mix of higher margined product including the recent introduction of our new karaoke line, improved margins and profits for our Project Nursery line, and declines in sales of lower margin project lines, such as the Striiv activity tracking bands and the absence of lower margined digital reception product sales in the European market.

Fiscal 2018 compared to Fiscal 2017

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

Operating Expenses

	Fiscal	Fiscal	Fiscal
	2019	2018	2017
Operating Expenses:
Selling	$40,915	$45,999	$43,108
General and administrative	66,935	78,957	79,573
Engineering and technical support	24,387	26,440	29,517
Intangible asset impairment charges	25,789	—	—
Restructuring expense	4,588	—	—
Total Operating Expenses	$162,614	$151,396	$152,198

Fiscal 2019 compared to Fiscal 2018

The Company experienced an overall increase in operating expenses of $11,218 for Fiscal 2019 as compared to Fiscal 2018. Excluding intangible asset impairment charges and restructuring expenses, operating expenses decreased $19,159 in Fiscal 2019.

Selling expenses have decreased for the year ended February 28, 2019 primarily due to various cost-cutting measures including lower advertising costs related to printed media and sales promotions, headcount reductions, adjustments to our trade show participation, and lower travel and entertainment expenses. There were also lower commissions for the year as a result of lower sales. Offsetting these declines was an increase in online platform fees, which includes a termination charge for a discontinued platform, as well as higher online advertising.

General and administrative expenses decreased during the year ended February 28, 2019 primarily due to lower professional fees, bonus accruals and incentives. Professional fees were down for the year due to the reimbursement of legal fees associated with a favorable judgment in a counterfeit lawsuit. Executive bonus accruals were lower as a result of lower profitability in Fiscal 2019, as well as due to the fact that executive bonuses for the year ended February 28, 2018 included a bonus related to the sale of Hirschmann. In addition, expenses are down for the year ended February 28, 2019 due to cost cutting efforts related to headcount reductions, travel and entertainment, and various other general office expenses. Partially offsetting these expense decreases were higher professional fees related to assessing the impact of the Tax Cuts and Jobs Act.

Engineering and technical support expenses for the year ended February 28, 2019 declined as compared to the prior year primarily as a result of lower net research and development costs. These costs are driven by the timing of the start and completion of the Company's product development projects, such as the Company's new EVO headrest product, which was completed and launched in the second half of Fiscal 2018. Engineering and technical expenses also decreased as a result of headcount reductions made in the prior year and due to cost cutting measures related to travel and entertainment in the current year. These declines were partially offset by an increase in healthcare costs, as well as research and development expense incurred by EyeLock LLC.

During the second quarter of Fiscal 2019, the Company re-evaluated its projections for several brands in its Consumer Accessories and Automotive segments based on lower than anticipated results, such as reduced product load-ins, increased competition for certain product lines, a streamlining of SKU’s, and a change in market strategy for one of its brands. During the fourth quarter, the Company further streamlined its SKU’s in conjunction with its corporate realignment and transformation initiatives, and adjusted expectations for select customer demand, and the anticipated results from alternative sales channels for one of its brands. As a result of these analyses, it was determined that certain trademarks in Consumer Accessory and Automotive segments were impaired. The Company recorded total impairment charges of $25,789 during the the year ended February 28, 2019 related to these impairments.
During the year ended February 28, 2019, the Company began to realign certain businesses within the Consumer Accessories and Premium Audio segments to lower and contain fixed costs, generate efficiencies and better leverage resources. In Germany, the Company's Schwaiger and Oehlbach businesses were combined into one entity operating in one physical location and the Company's Magnat business was realigned with its Klipsch European operation. Domestically, the Company conducted an aggressive SKU rationalization program in order to discontinue certain consumer accessory product lines and focus on offerings with longer product life cycles, sustainable gross margins, and better growth potential. Certain restructuring initiatives are expected to continue in to Fiscal 2020. Total restructuring expense incurred for the year ended February 28, 2019 were $4,588, primarily consisting of severance charges.

Fiscal 2018 compared to Fiscal 2017

The Company experienced an overall increase in operating expenses of $802 for Fiscal 2018 as compared to Fiscal 2017.

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

Other (Expense)Income

	Fiscal	Fiscal	Fiscal
	2019	2018	2017
Interest and bank charges	$(4,449)	$(6,009)	$(7,105)
Equity in income of equity investee	6,618	7,178	6,797
Impairment of Venezuela investment properties	(3,473)	—	—
Impairment of notes receivable	(16,509)	—	—
Investment (loss) gain	(530)	1,416	—
Other, net	577	(7,590)	(454)
Total other (expense) income	$(17,766)	$(5,005)	$(762)

Fiscal 2019 compared to Fiscal 2018

Interest and bank charges represent expenses for the Company's bank obligations, interest related to capital leases, and amortization of deferred financing costs. These charges decreased for the year ended February 28, 2019 as compared to the prior year due primarily to the fact that the Company did not carry an outstanding balance on its Credit Facility during Fiscal 2019. The Company repaid the entire outstanding balance of the Credit Facility following the sale of Hirschmann on August 31, 2017. This was partially offset by an increase in the LIBOR rate, which has caused an increase in factoring fees incurred by the Company, as well as an increase in bank charges related to the unused portion of the Credit Facility.

Equity in income of equity investee represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics, LLC ("ASA"). The decrease in income for the year ended February 28, 2019 was due to higher tooling costs for certain R&D projects, higher legal expenses, and a change in product amortization expense, as well as due to the liquidation and sell through of certain slow-moving inventory stock.

The Company has certain long-lived assets in Venezuela, which are held for investment purposes. During the second quarter of Fiscal 2019, the Company made an assessment of the recoverability of these properties as a result of the country's continued economic deterioration, which included a significant currency devaluation in August of 2018. The Company recorded an impairment charge for the year ended February 28, 2019 representing the remaining balance of these properties.

During Fiscal 2018 and Fiscal 2019, the Company held various notes receivable from 360fly, Inc., designers and creators of 360° cameras and technology. The notes were due on January 19, 2019. During the fourth quarter of Fiscal 2019, the credit quality of the debtor deteriorated and the notes were deemed uncollectible by Voxx, resulting in an impairment charge of $16,509, representing the entire outstanding balance of these notes at February 28, 2019.

During the fourth quarter of Fiscal 2019, all of the outstanding common stock Fathom Systems Inc., a non-controlled corporation in which Voxx was invested, were repurchased by the investee for a price per share significantly below the value when issued. This resulted in a loss on Voxx's investment in Fathom of $530 for the year ended February 28, 2019. Voxx has no remaining investment or ownership in this company as of February 28, 2019. During Fiscal 2018, one of the Company's cost method investments, Rx Networks, was sold to a third party, resulting in a gain recognized by the Company for the year ended February 28, 2018 representing the excess of the consideration for the investment held by the Company on the date of the transaction.

Other, net, for the year ended February 28, 2019 includes net gains on foreign currency of $220, interest income of $994, and rental income of $517. Interest income for the year ended February 28, 2019 includes interest earned from money market investments for which the Company increased its investment in during the fiscal year. Other, net, for the year ended February 28, 2018 included net losses on foreign currency of $(8,769), interest income of $210, and rental income of $553. Included in the foreign currency losses for the year ended February 28, 2018 are losses on forward contracts totaling $(6,618) incurred in conjunction with the sale of Hirschmann.

Fiscal 2018 compared to Fiscal 2017

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

Other, net, for the year ended February 28, 2018 includes net losses on foreign currency of $(8,769), interest income of $210 and rental income of 553. Other, net, for the year ended February 28, 2017 included net losses on foreign currency of $(509), interest income of $137, and rental income of $646. Included in the foreign currency losses for the year ended February 28, 2018 are losses on forward contracts totaling $(6,618) incurred in conjunction with the sale of Hirschmann.

Income from Discontinued Operations

On August 31, 2017 (the "Closing Date"), the Company completed its sale of Hirschmann to a subsidiary of TE. The consideration received by the Company was €148,500. The purchase price, at the exchange rate as of the close of business on the Closing Date approximated $177,000 and is subject to adjustment based upon the final working capital. For the year ended February 28, 2018, income from discontinued operations consisted primarily of a gain on sale of $36,118, as well as operating income of $2,817. For the year ended February 28, 2017, income from discontinued operations consisted primarily of operating income of $7,996. Operating income for the Company's discontinued operation in both periods was comprised primarily of tuner and antenna sales, which ceased following the sale of Hirschmann on August 31, 2017. For the year ended February 28, 2019, there was no income from discontinued operations, as all sales and operations relating to the discontinued operation ceased following the sale of Hirschmann on August 31, 2017.

Income Tax Provision

During Fiscal 2019, the Company recorded an income tax benefit of $(6,131) related to federal, state and foreign taxes from continuing operations. The effective tax rate in Fiscal 2019 was 10.4% for continuing operations. The Company's effective tax rate of 10.4% differs from the statutory rate of 21% primarily related to current year losses for which limited tax benefit was provided. During Fiscal 2019, the Company maintained a partial valuation allowance against certain U.S. and foreign deferred tax assets as the Company could not conclude that such assets will be realized on a more-likely-than-not basis. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.
The effective tax rate of 72.4% in Fiscal 2018 differs from the statutory rate of 32.7% primarily due to the impact of TCJA, the partial reversal of the Company’s valuation allowance as certain deferred tax assets became realizable on a more-likely-than-not basis and the reversal of uncertain tax positions under ASC 740 related to the expiration of the statute of limitations. During Fiscal 2018, the Company maintained a partial valuation allowance against its U.S. deferred tax assets and certain foreign jurisdictions. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

The effective tax rate of (3.8)% in Fiscal 2017 differs from the statutory rate of 35% primarily due to the impact of uncertain tax positions under ASC 740 related to settlement of an income tax examination, non-controlling interest, an income tax provision resulting from the increase in deferred tax liabilities related to indefinite-lived intangible assets, and tax rate differences due to the mix of domestic and foreign earnings. During Fiscal 2017, the Company maintained a valuation allowance against its U.S.

deferred tax assets and certain foreign jurisdictions. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

On December 22, 2017, the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). Under Accounting Standards Codification (“ASC”) 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The TCJA made broad and complex changes to the U.S. tax code, including, but not limited to: (1) a reduction in the U.S. federal corporate tax rate from 35% to 21%; (2) changed the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (3) permits acceleration of expensing on certain qualified property; (4) created a new limitation on deductible interest expense to 30% of tax adjusted EBITDA through 2021 and then 30% of tax adjusted EBIT thereafter; (5) eliminated the corporate alternative minimum tax; (6) provides further limitations on the deductibility of executive compensation under IRC §162(m) for tax years beginning after December 31, 2017; (7) required a one-time transition tax related to the transition of U.S. international tax from a worldwide tax system to a territorial tax system; and (8) made additional changes to the U.S. international tax rules including imposing a minimum tax on global intangible low taxed income (“GILTI”) and other base erosion anti-abuse provisions.
In response to the TCJA, the U.S. Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of TCJA. The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted. Additionally, SAB 118 allowed for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment.
In connection with the Company’s initial analysis of the impact of the TCJA, the Company has recorded a provisional decrease in its deferred tax assets and liabilities of $4,706 related to the remeasurement of the deferred tax assets and liabilities at the reduced U.S. federal tax rate of 21%. The Company was subject to a one-time transition tax based on the total post-1986 earnings and profits which was principally offset by the Company’s tax attributes. During the year ended February 28, 2019, the Company finalized its accounting for the tax effects of the TCJA with no material changes to the provisional estimate recorded in prior periods.

EBITDA, Adjusted EBITDA and Adjusted Diluted EBITDA per Common Share

EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share are not financial measures recognized by GAAP. EBITDA represents net income (loss), computed in accordance with GAAP, before interest expense and bank charges, taxes, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for stock-based compensation expense, gains on the sale of discontinued operations, losses on forward contracts, impairment charges, investment gains and losses, restructuring charges, and environmental remediation charges. Depreciation, amortization, stock-based compensation, and impairment charges are non-cash items. Diluted Adjusted EBITDA per common share represents the Company's diluted earnings per common share based on Adjusted EBITDA.
We present EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share in this Form 10-K because we consider them to be useful and appropriate supplemental measures of our performance. Adjusted EBITDA and diluted adjusted earnings per common share help us to evaluate our performance without the effects of certain GAAP calculations that may not have a direct cash impact on our current operating performance. In addition, the exclusion of certain costs or gains relating to certain events that occurred during the periods presented allows for a more meaningful comparison of our results from period-to-period. These non-GAAP measures, as we define them, are not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share should not be assessed in isolation from, are not intended to represent, and should not be considered to be more meaningful measures than, or alternatives to, measures of operating performance as determined in accordance with GAAP.

Reconciliation of GAAP Net Income Attributable to VOXX International Corporation to EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per Common Share (2)

	Fiscal	Fiscal	Fiscal
	2019	2018	2017
Net (loss) income attributable to VOXX International Corporation	$(46,091)	$35,304	$4,422
Adjustments:
Interest expense and bank charges (1)	2,884	5,169	6,860
Depreciation and amortization (1)	11,112	13,879	17,064
Income tax (benefit) expense	(6,131)	(13,262)	1,759
EBITDA	(38,226)	41,090	30,105
Adjustments:
Stock-based compensation attributable to stock options and restricted stock	551	552	753
Gain on sale of discontinued operations	—	(36,118)	—
Loss on forward contracts attributable to sale of business	—	6,618	—
Impairment of investment properties in Venezuela	3,473	—	—
Impairment of notes receivable	16,509	—	—
Investment loss (gain)	530	(1,416)	—
Environmental remediation charges	454	—	—
Restructuring charges	4,588	—	—
Intangible asset impairment charges	25,789	—	—
Adjusted EBITDA	$13,668	$10,726	$30,858
Diluted (loss) income per common share attributable to VOXX International Corporation	$(1.89)	$1.44	$0.18
Diluted Adjusted EBITDA per common share attributable to VOXX International Corporation	$0.56	$0.44	$1.28

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

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of February 28, 2019, we had working capital of $151,169 which includes cash and cash equivalents of $58,236 compared with working capital of $170,472 at February 28, 2018, which included cash and cash equivalents of $51,740. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations, when applicable, and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions, or to further pay down our debt.   The following table summarizes our cash flow activity for all periods presented:

	Year Ended	Year Ended	Year Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Cash provided by (used in):
Operating activities	$22,562	$(25,539)	$(1,790)
Investing activities	(11,037)	161,360	(12,130)
Financing activities	(924)	(92,247)	9,695
Effect of exchange rate changes on cash	(4,105)	366	258
Net increase (decrease) in cash and cash equivalents	$6,496	$43,940	$(3,967)

Net cash used in/provided by operating activities:
Operating activities provided cash of $22,562 for Fiscal 2019, partially due to a decrease in inventory, as the Company purchases its inventory in line with sales levels, which have declined in the current fiscal year, as well as a decrease in prepaid expenses and other assets. This was offset by lower earnings achieved by the Company in Fiscal 2019, driven in part by sales declines and losses incurred by EyeLock LLC. The Company also had a decrease in accounts receivable, directly resulting from lower sales in the fiscal year.

During Fiscal 2018, operating activities used cash of $25,539 principally due to net losses incurred by EyeLock LLC, an increase in the Company's prepaid expenses and other assets, as well as a net decrease in accounts payable and accrued expenses. This was offset by a decrease in inventory.

During Fiscal 2017, operating activities used cash of $1,790 primarily as a result of an increase in inventory, as well as accounts receivable, partially offset by a decrease in vendor receivables.

Net cash used in/provided by investing activities:
Investing activities used cash of $11,037 during Fiscal 2019, primarily as a result of the issuance of notes receivable to 360fly, Inc. (see Note 1(f)), as well as capital additions made by the Company.

During Fiscal 2018, investing activities provided cash of $161,360 primarily as a result of the sale of Hirschmann on August 31, 2017 (see Note 2), which was offset by capital additions, as well as the acquisition of Rosen Electronics LLC (see Note 2) and the issuance of notes receivable to 360fly, Inc. (see Note 1(f)).

During Fiscal 2017, investing activities used cash of $12,130, primarily due to capital additions related to new computer equipment, as well as the in-progress additions to the Company's shared service facility in Hauppauge, NY.

Net cash used in/provided by financing activities:
Financing activities used cash of $924 during Fiscal 2019, primarily due to the repayment of outstanding bank obligations, which include mortgages, capital leases, and an asset based lending facility in Germany; offset by borrowings related to the German asset based lending facility.

During Fiscal 2018, financing activities used cash of $92,247, primarily due to the repayment of balances outstanding on the Company's Credit Facility following the sale of Hirschmann on August 31, 2017.

During Fiscal 2017, financing activities provided cash of $9,695, due to borrowings of bank obligations net of repayments, primarily in relation to the Company's Credit Facility.

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000, and a term loan in the amount of $15,000. The Credit Facility also includes a $15,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 7(b)). As of February 28, 2019, there was no balance outstanding under the revolving credit facility. The remaining availability under the revolving credit line of the Credit Facility was $86,685 as of February 28, 2019.

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

The Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any Change of Control; (ix) make any Restricted Junior Payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an Affiliate of any Borrower or any of their Subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of February 28, 2019, the Company was in compliance with this cash dominion covenant.

The obligations under the loan documents are secured by a general lien on and security interest in substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles and inventory. The Company has guaranteed the obligations of the borrowers under the Credit Facility.

The Company has a Euro asset-based loan facility in Germany with a credit limit of €8,000 that expires on July 31, 2020. The Company's subsidiaries Voxx German Holdings GmbH, Oehlbach Kabel GmbH, and Schwaiger GmbH are authorized to borrow funds under this facility for working capital purposes.

The Company also utilizes supply chain financing arrangements and factoring agreements as a component of our financing for working capital, which accelerates receivable collection and helps to better manage cash flow. Under the agreements, the Company has agreed to sell certain of its accounts receivable balances to banking institutions who have agreed to advance amounts equal to the net accounts receivable balances due, less a discount as set forth in the respective agreements (see Note 1(h)). The balances under these agreements are accounted for as sales of accounts receivable, as they are sold without recourse. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company's Consolidated Statements of Cash Flows. Fees incurred in connection with the agreements are recorded as interest expense by the Company.

Certain contractual cash obligations and other commitments will impact our short and long-term liquidity.  At February 28, 2019, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Capital lease obligation (1)	$958	$442	$516	$—	$—
Operating leases (2)	2,105	946	995	164	—
Total contractual cash obligations	$3,063	$1,388	$1,511	$164	$—

Other Commitments
Bank obligations (3)	$6,699	$6,699	$—	$—	$—
Stand-by letters of credit (4)	892	892	—	—	—
Other (5)	10,935	3,322	1,000	1,000	5,613
Contingent earn-out payments and other (6)	389	328	61	—	—
Pension obligation (7)	559	—	—	—	559
Unconditional purchase obligations (8)	56,900	56,900	—	—	—
Total commercial commitments	$76,374	$68,141	$1,061	$1,000	$6,172
Total Commitments	$79,437	$69,529	$2,572	$1,164	$6,172

(1)
Represents total principal payments due under capital lease obligations which have a current (included in other current liabilities) and long-term principal balance totaling $442 and $516, respectively at February 28, 2019.

(2)	We enter into operating leases in the normal course of business.

(3)	Represents amounts outstanding under the Voxx Germany Euro asset-based lending facility at February 28, 2019.

(4)
We issue standby letters of credit to secure certain purchases and insurance requirements. These letters of credit are issued during the ordinary course of business through major domestic banks as requested by certain suppliers.

(5)	This amount includes balances outstanding under loans and mortgages for the construction of our manufacturing facility in Florida and for facilities purchased at Schwaiger and Voxx Germany.

(6)	Represents contingent consideration payments due in connection with the Rosen acquisition, as well as profit-sharing payments related to Invision.

(7)	Represents the liability for an employer defined benefit pension plan covering certain eligible employees of Voxx Germany.

(8)
Open purchase obligations represent inventory commitments.  These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and possible future public or private debt and/or equity offerings.  At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which transactions may require the use of cash.  We believe that our cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provides adequate resources to fund ongoing operating expenditures, including the intercompany loan funding we provide to our majority owned subsidiary, EyeLock LLC. In the event that they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity and/or debt financings as well as from other sources.  No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable when required.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Impact of Inflation and Currency Fluctuation

Inflation did not have a material impact on our operations for the years ended February 28, 2019, February 28, 2018 or February 28, 2017. Severe increases in inflation; however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. Discussion of the impact of foreign currency fluctuations is included in Item 7A.

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

Since January 2014, the Venezuelan government has created multiple alternative exchange rates designated to be used for the purchase of goods and services deemed non-essential. In March 2016, the government re-named its Marginal Currency System the DICOM exchange rate, which the Venezuelan government reported would be allowed to float to meet market needs. On August 20, 2018, the government further devalued the Bolivar Fuerte in an attempt to address continuing hyperinflation, also renaming it the Sovereign Bolivar. As of February 28, 2019 and February 28, 2018, the DICOM rate was deemed to be the appropriate rate to use for remeasuring its Venezuelan subsidiary’s financial statements and the published rates offered were approximately 3,290 and 35,280 Bolivar Fuerte/$1, respectively. Net currency exchange losses of $6 and $148 were recorded for the years ended February 28, 2019 and February 28, 2018, respectively. All currency exchange gains and losses are included in Other (Expense) Income on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company has certain U. S. dollar denominated assets and liabilities in its Venezuelan subsidiary, including our U.S. dollar denominated intercompany debt, which has been subject to currency fluctuations associated with the devaluation of the VBF. The Company also has certain long-lived assets in Venezuela, which are held for investment purposes. During the second quarter of Fiscal 2019, the Company made an assessment of the recoverability of these properties as a result of the country's continued economic deterioration, which included the significant currency devaluation in August of 2018. The Company estimated the future undiscounted cash flows expected to be received from these properties. The estimate of the future undiscounted cash flows considered the Company’s financial condition and its intent and ability to retain its investments for a period of time sufficient to allow for the recovery of the carrying value. The future undiscounted cash flows did not exceed the net carrying value for the long-lived assets. The estimated fair value of the properties, which also considered the current conditions of the economy in Venezuela, the volatility of the real estate market, and the significant political unrest, resulted in a full non-cash impairment charge of $3,473 for the year ended February 28, 2019. The non-cash impairment charge is included in Other (Expense) Income on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

Item 7A-Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and positions is the potential loss arising from adverse changes in marketable equity security prices, interest rates and foreign currency exchange rates.

Marketable Securities

Marketable securities at February 28, 2019, which are related to the Company's deferred compensation plan, are recorded at fair value of $2,858 and have exposure to price fluctuations. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $286 as of February 28, 2019. Actual results may differ.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and investment grade corporate and U.S. government securities. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed. In connection with our Florida Mortgage, we have debt outstanding in the amount of $8,112 at February 28, 2019. Interest on the Florida Mortgage is charged at 70% of 1-month LIBOR plus 1.54%. We have an interest rate swap for the Florida Mortgage with a notional amount of $8,112 at February 28, 2019 which locks the interest rate at 3.48% (inclusive of credit spread) through the mortgage end date of March 2026.

Foreign Exchange Risk

Voxx conducts business in various non-U.S. countries including Germany, Canada, Mexico, China, Denmark, the Netherlands and France and thus is exposed to market risk for changes in foreign currency exchange rates. As a result, we have exposure to various foreign currency exchange rates fluctuations for revenues generated by our operations outside of the U.S., which can adversely impact our net income and cash flows. A hypothetical 10% adverse change in the foreign currency rates for our international operations would have resulted in a negative impact on sales and net income of approximately $8,200 and $400, respectively, for the year ended February 28, 2019.

While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations, and U. S. dollar denominated purchases in its foreign subsidiaries. The Company enters forward contracts to hedge certain euro-related transactions. The Company minimizes the risk of nonperformance on the forward contracts by transacting with major financial institutions. During Fiscal 2019, 2018, and 2017, the Company held forward contracts specifically designated for hedging (see Note 1(e) of the Notes to Consolidated Financial Statements). As of February 28, 2019 and February 28, 2018, unrealized gains (losses) of $708 and $(1,635), respectively, were recorded in other comprehensive income associated with these contracts. A hypothetical 10% adverse change in the fair value of our forward exchange contracts would result in a negative impact of $17 on the fair value of our forward exchange contracts at February 28, 2019.

We are also subject to risk from changes in foreign currency exchange rates from the translation of financial statements of our foreign subsidiaries and for long-term intercompany loans with the foreign subsidiaries. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive (loss) income. At February 28, 2019, we had translation exposure to various foreign currencies with the most significant being the Euro, Canadian Dollar, and Mexican Peso. A hypothetical 10% adverse change in the foreign currency exchange rates would result in a negative impact of $106 on Other comprehensive (loss) income for the year ended February 28, 2019.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela did not have any sales for the year ended February 28, 2019 and had no significant cash related assets subject to government foreign exchange controls. The Company has certain long-lived assets in Venezuela, which are held for investment purposes. During the second quarter of Fiscal 2019, the Company made an assessment of the recoverability of these properties as a result of the country's continued economic deterioration, which included a significant currency devaluation in August of 2018. The Company concluded that these properties were fully impaired as of its second quarter ended August 31, 2018 and recorded an impairment charge of $3,473 for the year ended February 28, 2019. The non-cash impairment charge is included in Other (Expense) Income on the Consolidated Statements of Operations and Comprehensive (Loss) Income. The value of the Company's properties held for investment purposes in Venezuela is $0 as of February 28, 2019.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of February 28, 2019, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were deemed to be effective and adequately designed.

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

Under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2019 based on the framework set forth by the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 COSO Framework"). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of February 28, 2019 based on the criteria established in the 2013 COSO Framework.

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

The effectiveness of the Company’s internal control over financial reporting as of February 28, 2019 has been audited by Grant Thornton LLP, an independent registered public accounting firm who also audited the Company’s Consolidated Financial Statements. Grant Thornton LLP’s report on the effectiveness of the Company’s internal control over financial reporting is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
VOXX International Corporation
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of VOXX International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of February 28, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 28, 2019 and our report dated May 14, 2019 expressed an unqualified opinion on those financial statements.
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
May 14, 2019

Changes in Internal Controls Over Financial Reporting

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the most recently completed fiscal fourth quarter ended February 28, 2019 covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B - Other Information

Not Applicable

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accounting Fees and Services) of Form 10-K, will be included in our Proxy Statement for the Annual meeting of Stockholders, which will be filed on or before June 6, 2019, and such information is incorporated herein by reference.

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
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of VOXX International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of February 28, 2019 and 2018, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2019 and the related notes and schedule listed in the index appearing under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 28, 2019, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 14, 2019 expressed an unqualified opinion.
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
Melville, New York
May 14, 2019

VOXX International Corporation and Subsidiaries
Consolidated Balance Sheets
February 28, 2019 and February 28, 2018
(In thousands, except share data)

	February 28, 2019	February 28, 2018
Assets
Current assets:
Cash and cash equivalents	$58,236	$51,740
Accounts receivable, net	73,391	81,116
Inventory, net	102,379	117,992
Receivables from vendors	1,009	493
Prepaid expenses and other current assets	10,449	14,007
Income tax receivable	921	511
Total current assets	246,385	265,859
Investment securities	2,858	4,167
Equity investments	21,885	21,857
Property, plant and equipment, net	60,493	65,259
Goodwill	54,785	54,785
Intangible assets, net	119,449	150,320
Deferred tax assets	79	24
Other assets	2,877	13,373
Total assets	$508,811	$575,644
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$31,143	$34,700
Accrued expenses and other current liabilities	39,129	36,350
Income taxes payable	1,349	2,587
Accrued sales incentives	13,574	14,020
Current portion of long-term debt	10,021	7,730
Total current liabilities	95,216	95,387
Long-term debt, net of debt issuance costs	5,776	8,476
Capital lease obligation	516	699
Deferred compensation	2,605	3,369
Deferred tax liabilities	5,284	12,217
Other tax liabilities	1,332	2,191
Other long-term liabilities	2,981	3,187
Total liabilities	113,710	125,526
Commitments and contingencies
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (Note 9)	—	—
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 24,106,194 shares issued and 21,938,100 shares outstanding at both February 28, 2019 and February 28, 2018	242	256
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	296,946	296,395
Retained earnings	148,582	194,673
Accumulated other comprehensive loss	(16,944)	(14,222)
Treasury stock, at cost, 2,168,094 shares of Class A Common Stock at both February 28, 2019 and February 28, 2018	(21,176)	(21,176)
Total VOXX International Corporation stockholders' equity	407,672	455,948
Non-controlling interest	(12,571)	(5,830)
Total stockholders' equity	395,101	450,118
Total liabilities and stockholders' equity	$508,811	$575,644
See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Operations and Comprehensive (Loss) Income
Years Ended February 28, 2019, February 28, 2018 and February 28, 2017
(In thousands, except share and per share data)

	Year Ended	Year Ended	Year Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Net sales	$446,816	$507,092	$514,530
Cost of sales	325,399	374,795	370,500
Gross profit	121,417	132,297	144,030

Operating expenses:
Selling	40,915	45,999	43,108
General and administrative	66,935	78,957	79,573
Engineering and technical support	24,387	26,440	29,517
Intangible asset impairment charges (Note 1(k))	25,789	—	—
Restructuring expense	4,588	—	—
Total operating expenses	162,614	151,396	152,198
Operating loss	(41,197)	(19,099)	(8,168)
Other (expense) income:
Interest and bank charges	(4,449)	(6,009)	(7,105)
Equity in income of equity investee	6,618	7,178	6,797
Impairment of Venezuela investment properties (Note 1(p))	(3,473)	—	—
Impairment of notes receivable (Note 1(f))	(16,509)	—	—
Investment (loss) gain (Note 1(f))	(530)	1,416	—
Other, net	577	(7,590)	(454)
Total other expense, net	(17,766)	(5,005)	(762)

Loss from continuing operations before income taxes	(58,963)	(24,104)	(8,930)
Income tax (benefit) expense from continuing operations	(6,131)	(17,445)	338
Net loss from continuing operations	$(52,832)	$(6,659)	$(9,268)

Net income from discontinued operations, net of tax (Note 2)	—	34,618	6,066
Net (loss) income	$(52,832)	$27,959	$(3,202)
Less: net loss attributable to non-controlling interest	(6,741)	(7,345)	(7,624)
Net (loss) income attributable to VOXX International Corporation	$(46,091)	$35,304	$4,422

Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,195)	28,804	(3,194)
Derivatives designated for hedging, net of tax	461	(698)	210
Pension plan adjustments, net of tax	(12)	1,496	(180)
Unrealized holding gain (loss) on available-for-sale investment securities arising during the period, net of tax	24	74	(17)
Other comprehensive (loss) income, net of tax	(2,722)	29,676	(3,181)
Comprehensive (loss) income attributable to VOXX International Corporation	$(48,813)	$64,980	$1,241

(Loss) earnings per share - basic:
Continuing operations attributable to VOXX International Corporation	$(1.89)	$0.03	$(0.07)
Discontinued operations attributable to VOXX International Corporation	$—	$1.43	$0.25
Attributable to VOXX International Corporation	$(1.89)	$1.45	$0.18
(Loss) earnings per share - diluted:
Continuing operations attributable to VOXX International Corporation	$(1.89)	$0.03	$(0.07)
Discontinued operations attributable to VOXX International Corporation	$—	$1.41	$0.25
Attributable to VOXX International Corporation	$(1.89)	$1.44	$0.18
Weighted-average common shares outstanding (basic)	24,355,791	24,290,563	24,160,324
Weighted-average common shares outstanding (diluted)	24,355,791	24,547,246	24,160,324

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years Ended February 28, 2019, February 28, 2018 and February 28, 2017
(In thousands, except share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Treasury Stock	Total Stock- holders' Equity
Balances at February 29, 2016	$278	$294,038	$154,947	$(40,717)	$8,524	$(21,176)	$395,894
Net income (loss)	—	—	4,422	—	(7,624)	—	(3,202)
Other comprehensive loss, net of tax	—	—	—	(3,181)	—	—	(3,181)
Stock-based compensation expense	—	1,394	—	—	410	—	1,804
Balances at February 28, 2017	278	295,432	159,369	(43,898)	1,310	(21,176)	391,315
Net income (loss)	—	—	35,304	—	(7,345)	—	27,959
Other comprehensive income, net of tax	—	—	—	29,676	—	—	29,676
Exercise of stock options into 38,750 shares of common stock	—	300	—	—	—	—	300
Stock-based compensation expense	—	663	—	—	205	—	868
Balances at February 28, 2018	278	296,395	194,673	(14,222)	(5,830)	(21,176)	450,118
Net loss	—	—	(46,091)	—	(6,741)	—	(52,832)
Other comprehensive income, net of tax	—	—	—	(2,722)	—	—	(2,722)
Adjustment to common stock	(14)	—	—	—	—	—	(14)
Stock-based compensation expense	—	551	—	—	—	—	551
Balances at February 28, 2019	$264	$296,946	$148,582	$(16,944)	$(12,571)	$(21,176)	$395,101

  See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended February 28, 2019, February 28, 2018 and February 28, 2017
(Amounts in thousands)

		Year Ended	Year Ended	Year Ended
		February 28, 2019	February 28, 2018	February 28, 2017
Cash flows from operating activities:
Net loss from continuing operations		$(52,832)	$(6,659)	$(9,268)
Net income from discontinued operations		—	34,618	6,066
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization		12,344	15,112	18,294
Amortization of deferred financing costs		822	822	820
Intangible asset impairment charges		25,789	—	—
Bad debt expense		507	929	2,126
Impairment of notes receivable		16,509	—	—
Loss (gain) on forward contracts		7	6,975	(947)
Loss on interest rate swap unwind		—	—	114
Equity in income of equity investee		(6,618)	(7,178)	(6,797)
Distribution of income from equity investees		6,594	7,247	6,820
Deferred income tax (benefit) expense, net		(7,110)	(15,350)	19
Gain (loss) on disposal of property, plant and equipment		106	(11)	7
Non-cash compensation adjustment		(896)	204	1,419
Non-cash stock-based compensation expense		551	552	753
Loss (gain) on investment		530	(1,416)	—
Gain on sale of Hirschmann		—	(36,118)	—
Impairment of Venezuela investment properties		3,473	—	—
Changes in operating assets and liabilities (net of assets and liabilities) acquired):
Accounts receivable		5,600	1,501	(6,684)
Inventory		13,912	7,150	(10,227)
Receivables from vendors		(521)	474	2,287
Prepaid expenses and other		4,917	(11,830)	(1,973)
Investment securities-trading		762	474	(178)
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities		480	(22,139)	(1,564)
Income taxes receivable/payable		(2,364)	(896)	(2,877)
Net cash provided by (used in) operating activities		22,562	(25,539)	(1,790)
Cash flows from investing activities:
Purchases of property, plant and equipment		(4,761)	(6,238)	(12,177)
Proceeds from sale of property, plant and equipment		78	14	47
Proceeds from sale of long-term investment		—	2,678	—
Issuance of notes receivable		(6,354)	(3,300)	—
Purchase of acquired businesses, less cash acquired (Note 2)		—	(1,814)	—
Proceeds from sale of Hirschmann, net of settlement of forward contracts		—	170,020	—
Net cash (used in) provided by investing activities		(11,037)	161,360	(12,130)
Cash flows from financing activities:
Borrowings from bank obligations		1,958	37,603	60,672
Repayments on bank obligations		(2,480)	(129,585)	(50,452)
Principal payments on capital lease obligation		(402)	(565)	(525)
Proceeds from exercise of stock options and warrants		—	300	—
Net cash (used in) provided by financing activities		(924)	(92,247)	9,695
Effect of exchange rate changes on cash		(4,105)	366	258
Net increase (decrease) in cash and cash equivalents		6,496	43,940	(3,967)
Cash and cash equivalents at beginning of year	(a)	51,740	7,800	11,767
Cash and cash equivalents at end of year		$58,236	$51,740	$7,800
Supplemental Cash Flow Information:
Non-cash investing activities:
Capital lease obligations		$360	$—	$1,041
Aquisition of patents		2,600	—	—
Mortgage settlement funded by long-term obligation		—	—	5,590
Deferred financing costs funded by long-term obligation		—	—	1,779
Investment in equity security exchanged for note receivable		—	4,453	—
Acquisition of long-term investment		—	547	—
Cash paid during the period for:
Interest, excluding bank charges		$1,728	$3,752	$5,195
Income taxes (net of refunds)		3,212	2,908	4,409
(a) Cash and cash equivalents at February 28, 2017 include $6,844 in current assets held for sale for Hirschmann.
See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries
Notes to Consolidated Financial Statements
February 28, 2019
(Amounts in thousands, except share and per share data)

1)	Description of Business and Summary of Significant Accounting Policies

a)Description of Business

VOXX International Corporation ("Voxx," "We," "Our," "Us" or "the Company") is a leading international manufacturer and distributor in the Automotive, Premium Audio and Consumer Accessories industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through sixteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., VOXX German Holdings GmbH ("Voxx Germany"), Audiovox Canada Limited, Voxx Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Klipsch Holding LLC ("Klipsch"), Omega Research and Development, LLC ("Omega"), Voxx Automotive Corp., and Audiovox Websales LLC, as well as one majority-owned subsidiary, EyeLock LLC ("EyeLock"). We market our products under the Audiovox® brand name, other brand names and licensed brands, such as 808®, Acoustic Research®, Advent®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energy®, Heco®, Invision®, Jamo®, Klipsch®, Mac Audio™, Magnat®, Mirage®, myris®, Oehlbach®, Omega®, Prestige®, Project Nursery®, RCA®, RCA Accessories®, Rosen®, Schwaiger®, Terk® and Voxx Automotive, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products.

On August 31, 2017, the Company completed its sale of Hirschmann Car Communication GmbH and its subsidiaries. See Note 2 for more details of this transaction.

The Company's fiscal year ends on the last day of February. Fiscal 2017 represents the twelve months ended February 28, 2017. Fiscal 2018 represents the twelve months ended February 28, 2018. Fiscal 2019 represents the twelve months ended February 28, 2019.

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

The Company follows FASB Accounting Standards Codification ("ASC") 810-10-45-21 to report a non-controlling interest in the consolidated balance sheets within the equity section, separately from the Company’s retained earnings. Non-controlling interest represents the non-controlling interest holder’s proportionate share of the equity of the Company’s majority-owned subsidiary, EyeLock. Non-controlling interest is adjusted for the non-controlling interest holder’s proportionate share of the earnings or losses and other comprehensive income (loss), if any, and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method.  The Company's share of its equity method investee's earnings or losses is included in Other (Expense) Income in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company eliminates its pro rata share of gross profit on sales to its equity method investee for inventory on hand at the investee at the end of the year. Investments in which the Company does not exercise significant influence over the investee, and which do not have readily determinable fair values, are accounted for under the cost method.

The Company's consolidated financial statements for Fiscal 2017 were recast to reflect a certain business that was classified as discontinued operations during the second quarter of Fiscal 2018. See Note 2 for additional information. Earnings per share amounts for continuing and discontinued operations are computed independently. As a result, the sum of the per share amounts may not equal the total.

c)Use of Estimates

The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect reported amounts of assets, liabilities, revenue and expenses.  Such estimates include revenue recognition; accrued sales incentives; the allowance for doubtful accounts; inventory valuation; valuation of long-lived assets; valuation and impairment assessment of goodwill, trademarks and other intangible assets; warranty reserves; stock-based compensation; recoverability of deferred tax assets; and the reserve for uncertain tax positions at the date of the consolidated financial statements. Actual results could differ from those estimates.

d)Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds with original maturities of three months or less when purchased.  Cash and cash equivalents amounted to $58,236 and $51,740 at February 28, 2019 and February 28, 2018, respectively. The Company places its cash and cash equivalents in institutions and funds of high credit quality. Many of its balances are in excess of government insurance. We perform periodic evaluations of these institutions and funds. Cash amounts held in foreign bank accounts amounted to $325 and $303 at February 28, 2019 and February 28, 2018, respectively, none of which would be subject to United States federal income taxes if made available for use in the United States. The Tax Cuts and Jobs Act provides a 100% participation exemption on dividends received from foreign corporations after January 1, 2018 as the United States has moved away from a worldwide tax system and closer to a territorial system for earnings of foreign corporations.

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
Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets and liabilities measured at fair value on a recurring basis at February 28, 2019:

		Fair Value Measurements at Reporting Date Using
	Carrying Value	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$58,236	$58,236	$—
Derivatives
Designated for hedging	$88	$—	$88

Investment securities:
Mutual funds	$2,858	$2,858	$—
Total investment securities	$2,858	$2,858	$—

The following table presents assets and liabilities measured at fair value on a recurring basis at February 28, 2018:

		Fair Value Measurements at Reporting Date Using
	Carrying Value	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$51,740	$51,740	$—
Derivatives
Designated for hedging	$(262)	$—	$(262)
Investment securities:
Trading securities	$3,620	$3,620	$—
Other investments at amortized cost (a)	547	—	—
Total investment securities	$4,167	$3,620	$—

(a)
This balance represents an investment in a non-controlled corporation held at cost at February 28, 2018 (See Note 1(f)). The fair value of this investment would be based upon Level 3 inputs and was not considered material to the Company's consolidated financial statements.

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
Non-financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired. As of February 28, 2019, certain non-financial assets have been measured at fair value subsequent to their initial recognition. See Note 1(p) for the discussion of the impairment of Venezuela investment properties, Note 1(k) for the discussion of the impairment of certain intangible assets, as well as Note 1(f) for the discussion of the impairment of notes receivable.
Derivative Instruments
The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases. The Company also has an interest rate swap agreement as of February 28, 2019 that hedges interest rate exposure related to the forecasted outstanding balance of its Florida

Mortgage with monthly payments due through March 2026. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts ranges from 1 month - 12 months and are classified in the balance sheet according to their terms. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either non-current assets or non-current liabilities based on the fair value of the instruments at the end of the period. The swap agreement related to the Company's Florida Mortgage locks the interest rate on the debt at 3.48% (inclusive of credit spread) through the maturity date of the mortgage.
It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company's derivative instruments are expected to be highly effective. Hedge ineffectiveness, if any, is recognized as incurred through Other (Expense) Income in the Company's Consolidated Statements of Operations and Comprehensive (Loss) Income and amounted to $46, $(48) and $130 for the years ended February 28, 2019, February 28, 2018 and February 28, 2017, respectively.
Financial Statement Classification
The Company holds derivative instruments that are designated as hedging instruments. The following table discloses the fair value as of February 28, 2019 and February 28, 2018 for derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	February 28, 2019	February 28, 2018
Designated derivative instruments
Foreign currency contracts	Accrued expenses and other current liabilities	$—	$(227)
	Prepaid expenses and other current assets	172	—
Interest rate swap	Other long-term liabilities	(84)	(35)

Total derivatives		$88	$(262)

Cash flow hedges
During Fiscal 2019, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $9,600 at February 28, 2019 and are designated as cash flow hedges. The current outstanding notional value of the Company's interest rate swap at February 28, 2019 was $8,112. For cash flow hedges, the effective portion of the gain or loss is reported as a component of Other comprehensive (loss) income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.
Activity related to cash flow hedges from continuing operations recorded during the twelve months ended February 28, 2019 and February 28, 2018 was as follows:

	February 28, 2019			February 28, 2018
	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income
Cash flow hedges
Foreign currency contracts	$708	$(13)	$46	$(1,635)	$(297)	$(48)
Interest rate swaps	$(49)	$—	$—	$263	$—	$—

The net gain recognized in Other comprehensive (loss) income for foreign currency contracts is expected to be recognized in cost of sales within the next fifteen months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. During the years ended February 28, 2019 and February 28, 2018, no contracts originally designated for hedge accounting were de-designated. As of February 28, 2019, no contracts originally designated for hedge accounting were terminated. See Note 1(v) for information regarding activity related to cash flow hedges pertaining to discontinued operations and assets and liabilities held for sale.
f)Investment Securities

As of February 28, 2019 and February 28, 2018, the Company had the following investments:

			February 28, 2019
			Carrying Value
Investment Securities
Marketable Equity Securities
Mutual funds			$2,858
Total Marketable Equity Securities			2,858
Investment Held at Cost, Less Impairment			—
Total Investment Securities			$2,858

	February 28, 2018
	Cost Basis	Unrealized holding gain/(loss)	Fair Value
Investment Securities
Marketable Securities
Trading
Mutual funds	$3,620	$—	$3,620
Total Marketable Securities	3,620	—	3,620
Other Long-Term Investments at Cost	547	—	547
Total Investment Securities	$4,167	$—	$4,167

Long-Term Investments

Equity Securities

As required, in the first quarter of Fiscal 2019 the Company adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” ("ASU 2016-01"), which requires changes to the accounting for financial instruments that affect the Company’s equity investments and the presentation and disclosure for such instruments. Marketable equity securities previously classified as available-for-sale equity investments are now measured and recorded at fair value with changes in fair value recorded in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The impact of adopting ASU 2016-01 resulted in a cumulative effect adjustment of $24, which was recorded in Other (expense) income in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the year ended February 28, 2019, rather than in retained earnings, as it was not considered material to the Company's consolidated financial statements for the period.

Mutual Funds

The Company’s mutual funds are held in connection with its deferred compensation plan. Changes in the carrying value of these securities are offset by changes in the corresponding deferred compensation liability.

Upon the adoption of ASU 2016-01, changes in fair value of equity securities are now recorded within the Consolidated Statements of Operations and Comprehensive (Loss) Income, and as such, other than temporary impairment ("OTTI") considerations are no longer made with respect to equity securities. Prior to the adoption of ASU 2016-01, in determining whether equity securities were other than temporarily impaired, the Company considered its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost, along with factors including the length of time each security had been in an unrealized loss position, the extent of the decline and the near-term prospect for recovery. Additionally, on a quarterly basis, the Company was required to make a qualitative assessment of whether the investment was impaired. No other-than-temporary losses were incurred for the years ended February 28, 2018 or February 28, 2017.

Investments Held at Cost, Less Impairment

At February 28, 2018, other long-term investments consisted of investment in a non-controlled corporation accounted for by the cost method. On July 31, 2017, RxNetworks, a Canadian company in which Voxx held a cost method investment consisting of shares of the investee's preferred stock, was sold to a third party. In consideration for its holdings in RxNetworks on July 31, 2017, Voxx received cash, as well as a proportionate share of the value (consisting of common stock) in a newly formed subsidiary of RxNetworks, called Fathom Systems Inc. ("Fathom"), a start-up company. As a result of this transaction, Voxx recognized a gain of $1,416 for the year ended February 28, 2018. The cash proceeds were subject to a hold-back provision, which was not included in the calculation of the gain recognized. The Company's investment in Fathom totaled $547 or 8.1% of the outstanding common shares of Fathom at February 28, 2018. During the fourth quarter of Fiscal 2019, Fathom repurchased all of the outstanding common stock of its shareholders for a price per share significantly below the value when issued. This resulted in a loss on Voxx's investment in Fathom of $530 for the year ended February 28, 2019. Voxx has no remaining investment or ownership in Fathom Systems Inc. as of February 28, 2019.

The Company holds various notes receivable from 360fly, Inc. ("360fly"), designers and creators of 360° cameras and technology. These notes receivable, which aggregated $17,242 principal amount at February 28, 2019. Of the $17,242 notes receivable, $14,107 were convertible into preferred stock of 360fly, Inc. At November 30, 2018, these notes aggregated $15,588 principal amount, were recorded in the Company's Consolidated Balance Sheet under the caption Prepaid expenses and other current assets.

On December 12, 2018, one of the notes was amended to increase the available amount under the note by $1,000 and amend the due date to January 7, 2019. Of the notes receivable then outstanding, a $5,271 aggregate principal balance, which included a previous cash advance of $231 secured by the amendment, became payable on January 7, 2019, and the aggregate principal balance of $10,588 was payable on August 31, 2019. These notes receivable are senior secured notes and were collateralized by the intangible and tangible assets of 360fly, Inc. The notes bear interest at 8% per annum. Prior to close of business on January 7, 2019, the Company amended the note receivable that was due on January 7, 2019 increasing the amount available under the note by an additional $500 and extending the payment terms to January 19, 2019.

As all of the notes receivable are due from the same debtor, all the notes are deemed to have the same credit quality. The notes receivable were on a non-accrual status during the three and twelve months ended February 28, 2019, and during the year ended February 28, 2018, as payment of interest was not reasonably assured. The credit quality of the notes receivable was previously deemed to not present a significant risk of loss or default of the principal payments based upon on-going business developments. During the fourth quarter of Fiscal 2019, the credit quality of the debtor deteriorated.

On January 23, 2019, the Company, as Collateral Agent for the senior secured lenders, and for itself, provided a Notice of Maturity, Default and Acceleration to 360fly, Inc., indicating that: (i) all the unpaid principal of $16,818 and accrued interest owed under all the outstanding notes with the Company became due as a result of uncured defaults in payment under the notes; and (ii) the Company, as Collateral Agent, would proceed with foreclosure of collateral, securing the notes, with a scheduled auction date of March 5, 2019. Notice of the auction was provided through public advertisement and online posting during the month of February 2019.

Prior to February 28, 2019, the Company was in negotiations with other senior secured lenders of 360fly, seeking to establish a new company with the senior secured lenders ("Newco") for the purposes of acquiring 360fly's assets through a credit bid at the foreclosure sale. If the credit bid was successful, the Company planned to provide funding to Newco to maintain sufficient staff and related expenses to continue to develop products and associated technology for anticipated sales to prospective customers. 360fly was not able to secure any additional funding, meet its projections for January or February 2019, provide any assurances that the missed projections would be achieved or of further development with prospective customers, and ultimately ceased normal business operations. During the fourth quarter of Fiscal 2019, the Company lent additional funds totaling $1,423 to 360fly, a portion of which was provided subsequent to the due date of the notes to secure the collateral. In addition, negotiations with other potential investors to purchase a portion of the Company's notes ceased.

Based on the above events and conditions present at February 28, 2019, the Company determined that the notes receivable were uncollectible. As a result, the Company recorded an impairment charge for the three and twelve months ended February 28, 2019 of $16,509 (net of reserves) as it was probable that the Company would not be, and was not, paid in accordance with the contractual terms of the notes, as all amounts were due on January 19, 2019. As the notes are collateral dependent notes, the estimated fair value of the collateral was compared to the carrying value of the notes. The fair value of the collateral, less cost to sell, was deemed to be zero at February 28, 2019, after consideration of the absence of potential bidders in the auction process, costs to sell the collateral at a future date, prospects for future revenue streams related to the collateral barring additional development expenditures, and the speculative nature of proceeds from a future sale.

On March 5, 2019, the Company, as Collateral Agent, was the only bidder at the auction with a credit bid of $1,000 and was awarded the collateral. In late March 2019, the Company and the other secured lenders determined they would not attempt to continue the development of 360fly with the intangible assets acquired at auction.

g)Revenue Recognition

On March 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, and all the related amendments (“ASC Topic 606”), using the modified retrospective method. In addition, we elected to apply certain of the permitted practical expedients within the revenue recognition guidance and make certain accounting policy elections, including those related to significant financing components, sales taxes and shipping and handling activities. Most of the changes resulting from the adoption of ASC Topic 606 on March 1, 2018 were changes in presentation within the Consolidated Balance Sheet. Therefore, while we made adjustments to certain opening balances on our March 1, 2018 Consolidated Balance Sheet, we made no adjustment to opening Retained Earnings. We expect the impact of the adoption of ASC Topic 606 to be immaterial to our net income on an ongoing basis; however, adoption did increase the level of disclosures concerning our net sales. Results for reporting periods beginning March 1, 2018 are presented under the new guidance, while prior period amounts continue to be reported in accordance with previous guidance without revision.
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
We account for a contract or purchase order when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the product passes to the customer, which is upon shipment, unless otherwise specified within the customer contract or on the purchase order as delivery, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations related to timing of product shipment that will be satisfied in different accounting periods. When that is the case, revenue is deferred until each performance obligation is met. Within our Automotive segment, while the majority of the contracts we enter into with Original Equipment Manufacturers (“OEM”) are long-term supply arrangements, the performance obligations are established by the enforceable contract, which is generally considered to be the purchase order. The purchase orders are of durations less than one year. As such, the Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed. The Company has also elected the practical expedient in ASC 340-40-25-4, whereby the Company recognizes incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets the Company otherwise would have recognized is one year or less.
Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis.
Performance Obligations
The Company’s primary source of revenue is derived from the manufacture and distribution of premium audio, consumer accessories, and automotive products. Our consumer accessories products primarily consist of finished goods sold to retail customers, while our premium audio products primarily consist of finished goods sold to both retail and commercial customers. Our automotive products are sold both to OEM and aftermarket customers. Over fifty percent of the products sold to our automotive customers are manufactured by the Company. We recognize revenue for sales to our customers when transfer of control of the related good or service has occurred. All of our revenue was recognized under the point in time approach for the year ended February 28, 2019. Contract terms with certain of our OEM customers could result in products and services being transferred over time as a result of the customized nature of some of our products, together with contractual provisions in the customer contracts that provide us with an enforceable right to payment for performance completed to date; however, under typical terms, we do not have the right to consideration until the time of shipment from our manufacturing facilities or distribution centers, or until the time of delivery to our customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to our right to consideration at the time of shipment or delivery.
Our typical payment terms vary based on the customer and the type of goods and services in the contract or purchase order. The period of time between invoicing and when payment is due is not significant. Amounts billed and due from our customers are classified as receivables on the Consolidated Balance Sheet. As our standard payment terms are less than one year, we have elected the practical expedient under ASC paragraph 606-10-32-18 to not assess whether a contract has a significant financing component.
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

While unit prices are generally fixed, we provide variable consideration for certain of our customers, typically in the form of promotional incentives at the time of sale. We utilize the most likely amount consistently to estimate the effect of uncertainty on the amount of variable consideration to which we would be entitled. The most likely amount method considers the single most likely amount from a range of possible consideration amounts. The most likely amounts are based upon the contractual terms of the incentives and historical experience with each customer. We record estimates for cash discounts, promotional rebates, and other promotional allowances in the period the related revenue is recognized (“Customer Credits”). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are presented within accrued sales incentives on the Consolidated Balance Sheet. Actual Customer Credits have not differed materially from estimated amounts for each period presented. Amounts billed to customers for shipping and handling are included in net sales and costs associated with shipping and handling are included in cost of sales. We have concluded that our estimates of variable consideration are not constrained according to the definition within the standard. Additionally, the Company applies the practical expedient in ASC paragraph 606-10-25-18B and accounts for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment activity, rather than a separate performance obligation.
With the adoption of ASC Topic 606, we reclassified certain amounts related to variable consideration. Under ASC Topic 606, we are required to present a refund liability and a return asset within the Consolidated Balance Sheet, whereas in periods prior to adoption, we presented the estimated margin impact of expected returns as a contra-asset within accounts receivable. The changes in the refund liability are reported in net sales, and the changes in the return asset are reported in cost of sales in the Consolidated Statements of Operations and Comprehensive (Loss) Income. As a result, the balance sheet presentation was adjusted beginning in Fiscal 2019. See Note 14 for return asset and refund liability balances as of February 28, 2019.
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

Accounts receivable is comprised of the following:

	February 28, 2019	February 28, 2018
Trade accounts receivable	$77,064	$84,517
Less:
Allowance for doubtful accounts	2,548	2,196
Allowance for cash discounts	1,125	1,205
	$73,391	$81,116

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers' current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within management's expectations and the provisions established, the Company cannot guarantee it will continue to experience the same credit loss rates that have been experienced in the past. The Company writes off accounts receivable balances when collection efforts have been exhausted and deemed uncollectible. Our five largest customer balances comprise 24% of our accounts receivable balance as of February 28, 2019. A significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of accounts receivable and our results of operations.

The Company has three supply chain financing agreements and factoring agreements with certain financial institutions to accelerate receivable collection and better manage cash flow. Under the agreements, the Company has agreed to sell these institutions certain of its accounts receivable balances. For those accounts receivables tendered to the banks and that the banks choose to purchase, the banks have agreed to advance an amount equal to the net accounts receivable balances due, less a discount as set forth in the respective agreements. The balances under these agreements are sold without recourse and are accounted for as sales of accounts receivable. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company's Consolidated Statements of Cash Flows. Total balances from continuing operations sold under the agreements, net of discounts, for the years ended February 28, 2019, February 28, 2018 and February 28, 2017 were approximately $105,000, $142,000 and $141,000, respectively. Fees incurred in connection with the agreements totaled $929, $957 and $877 for the years ended February 28, 2019, February 28, 2018 and February 28, 2017, respectively, and are recorded within Interest and Bank Charges in the Consolidated Statements of Operations.

i)Inventory

The Company values its inventory at the lower of cost or net realizable value ("NRV"). NRV is defined as estimated selling prices less costs of completion, disposal, and transportation. The cost of the inventory is determined primarily on an average basis with a portion valued at standard cost, which approximates actual costs on the first-in, first-out basis. The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily on selling prices, indications from customers based upon current price negotiations and purchase orders.  The Company's industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand. In addition, and as necessary, specific reserves for future known or anticipated events may be established.  The Company recorded inventory write-downs from continuing operations of $4,580, $2,733 and $1,987 for the years ended February 28, 2019, February 28, 2018 and February 28, 2017, respectively.

Inventories by major category are as follows:

	February 28, 2019	February 28, 2018
Raw materials	$27,518	$28,071
Work in process	2,622	2,485
Finished goods	72,239	87,436
Inventory, net	$102,379	$117,992

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

A summary of property, plant and equipment, net, is as follows:

	February 28, 2019	February 28, 2018
Land	$10,110	$9,522
Buildings	49,301	51,375
Property under capital lease	1,907	1,578
Furniture and fixtures	3,878	4,262
Machinery and equipment	8,618	10,373
Construction-in-progress	155	148
Computer hardware and software	37,591	37,408
Automobiles	808	921
Leasehold improvements	2,682	2,713
	115,050	118,300
Less accumulated depreciation and amortization	54,557	53,041
	$60,493	$65,259

Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	20	-	40 years
Furniture and fixtures	5	-	15 years
Machinery and equipment	5	-	10 years
Computer hardware and software	3	-	5 years
Automobiles			3 years

Leasehold improvements are depreciated over the shorter of the lease term or estimated useful life of the asset. Assets acquired under capital leases are amortized over the term of the respective lease. Accumulated amortization of assets under capital lease totaled $979 and $669 at February 28, 2019 and 2018, respectively.

Depreciation and amortization of property, plant and equipment from continuing operations amounted to $5,360, $5,658 and $5,907 for the years ended February 28, 2019, February 28, 2018 and February 28, 2017, respectively. Included in depreciation and amortization expense is amortization of computer software costs of $1,537, $1,611 and $1,473 for the years ended February 28, 2019, February 28, 2018 and February 28, 2017, respectively. Also included in depreciation and amortization expense is $491, $372 and $153 of amortization expense related to property under capital leases for the years ended February 28, 2019, February 28, 2018 and February 28, 2017, respectively.

See Note 1(p) for discussion of long-lived asset impairment charges recorded for the year ended February 28, 2019 related to real estate properties held by the Company's Venezuela subsidiary.

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

The guidance in ASC 350, including management’s business intent for its use; ongoing market demand for products relevant to the category and their ability to generate future cash flows; legal, regulatory or contractual provisions on its use or subsequent renewal, as applicable; and the cost to maintain or renew the rights to the assets, are considered in determining the useful life of all intangible assets.  If the Company determines that there are no legal, regulatory, contractual, competitive, economic or other factors which limit the useful life of the asset, an indefinite life will be assigned and evaluated for impairment as indicated below.  Goodwill and other intangible assets that have an indefinite useful life are not amortized.  Intangible assets that have a definite useful life are amortized on a straight-line basis over their estimated useful life.

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

The Company performed its annual impairment test for goodwill as of February 28, 2019. The discount rates (developed using a weighted average cost of capital analysis) used in the goodwill test ranged from 13.0% to 13.1%. Based on the Company's goodwill impairment assessment, all reporting units with goodwill had estimated fair values as of February 28, 2019 that exceeded their carrying values. No goodwill impairment charges were recorded during the years ended February 28, 2019, February 28, 2018 and February 28, 2017. The goodwill balances of Invision, Klipsch and Rosen at February 28, 2019 are $7,372, $46,533, and $880, respectively.

During the second quarter of Fiscal 2019, the Company re-evaluated its projections for several brands in its Consumer Accessories and Automotive segments based on lower than anticipated results. Specifically, during the second quarter of Fiscal 2019, the lower than anticipated results were due to reduced product load-ins, increased competition for certain product lines, a streamlining of SKU’s, and a change in market strategy for one of its brands. Accordingly, these were considered indicators of impairment requiring the Company to test the related indefinite-lived tradenames for impairment as of August 31, 2018. As a result of this analysis, it was determined that several of the Company’s Consumer Accessory trademarks and one Automotive trademark were impaired. The Company recorded impairment charges of $9,654 and $160 during the quarter ended August 31, 2018 for the Consumer Accessories and Automotive segments, respectively.
The Company also tested its indefinite-lived intangible assets as of February 28, 2019 as part of its annual impairment testing. During the fourth quarter, the Company further streamlined its SKU’s in conjunction with its corporate realignment and transformation initiatives, and adjusted expectations for select customer demand, and the anticipated results from alternative sales channels for one of its brands. As a result of this analysis, it was determined that two of the Company’s Consumer Accessory trademarks were impaired. The Company recorded additional impairment charges of $15,975 during the fourth quarter of Fiscal 2019 related to the Consumer Accessories segment.

To perform these impairment analyses, the respective fair values were estimated using a Relief-from-Royalty Method, applying royalty rates of 0.5% to 7.0% for the trademarks after reviewing comparable market rates, the profitability of the products associated with relative intangible assets, and other qualitative factors. We determined that risk-adjusted discount rates ranging from 12.4% to 25.0% were appropriately developed using a weighted average cost of capital analysis. The long-term growth rates ranged from 0% to 3.0%.
The Fiscal 2019 impairment charges recorded during the second and fourth quarters were the result of various considerations and initiatives that occurred during the fiscal year. These factors led to the Fiscal 2019 impairment charges for indefinite lived intangibles of $25,789 outlined above. No impairment charges were recorded related to indefinite-lived intangible assets for the years ended February 28, 2018 or February 28, 2017.
As a result of the Fiscal 2019 impairments, the Company evaluated the related long-lived assets at the lowest level for which there are separately identifiable cash flows. No additional impairments of the related long-lived assets were recorded as a result of these analyses. Management has determined that the current lives of its long-lived assets are appropriate. Management has determined that there were no other indicators of impairment that would cause the carrying values related to intangible assets with definite lives to exceed their expected future cash flows at February 28, 2019. Additionally, no impairment charges were recorded related to definite-lived intangible assets for the years ended February 28, 2018 and February 28, 2017.
Approximately 46% ($34,662) of the carrying value of the Company's indefinite lived tradenames are at risk of impairment and sensitive to changes and assumptions as of February 28, 2019. There can be no assurance that our estimates and assumptions made for purposes of impairment testing as of February 28, 2019 will prove to be accurate predictions of the future. Reduced demand for our existing product offerings, less than anticipated results for the holiday season, lack of acceptance of our new products, elimination of additional SKU's, the inability to successfully develop our brands, or unfavorable changes in assumptions used in the discounted cash flow model such as discount rates, royalty rates or projected long-term growth rates could result in additional impairment charges in the future.

During the fourth quarter of Fiscal 2019, the Company entered into a settlement agreement with a third party in which Voxx acquired a patent portfolio relating to rear seat entertainment (see Note 15). In consideration of this patent purchase, Voxx previously advanced $2,600 in connection with this matter and the patents are recorded within Intangible assets, net on the Consolidated Balance Sheet. The Company performed a valuation of these intangible assets during the fourth quarter of Fiscal 2019, concluding that the value of the patents approximated the amount paid for these assets.

Goodwill

The change in the carrying amount of goodwill is as follows:

	February 28, 2019	February 28, 2018	February 28, 2017
Beginning of period	$54,785	$53,905	$53,905
Goodwill acquired (see Note 2)	—	880	—
End of period	$54,785	$54,785	$53,905

Gross carrying amount	$86,948	$86,948	$86,068
Accumulated impairment charges	(32,163)	(32,163)	(32,163)
Net carrying amount	$54,785	$54,785	$53,905

	February 28, 2019	February 28, 2018	February 28, 2017
Automotive
Beginning of period	$8,252	$7,372	$7,372
Goodwill acquired (see Note 2)	—	880	—
End of period	$8,252	$8,252	$7,372

Gross carrying amount	$8,252	$8,252	$7,372
Accumulated impairment charge	—	—	—
Net carrying amount	$8,252	$8,252	$7,372

Premium Audio
Beginning of period	$46,533	$46,533	$46,533
Impairment charge	—	—	—
End of period	$46,533	$46,533	$46,533

Gross carrying amount	$78,696	$78,696	$78,696
Accumulated impairment charge	(32,163)	(32,163)	(32,163)
Net carrying amount	$46,533	$46,533	$46,533

Total goodwill, net	$54,785	$54,785	$53,905

Note: The Company's Consumer Accessories segment did not carry a balance for goodwill at February 28, 2019, February 28, 2018, or February 28, 2017.
Intangible Assets

	February 28, 2019
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (4-20 years)	$49,743	$29,746	$19,997
Trademarks/Tradenames (3-12 years)	485	413	72
Developed technology (11.5 years)	31,290	9,523	21,767
Patents (4-13 years)	5,390	2,907	2,483
License (5 years)	1,400	1,400	—
Contracts (5 years)	2,141	1,966	175
Total finite-lived intangible assets	$90,449	$45,955	44,494
Indefinite-lived intangible assets
Trademarks			74,955
Total net intangible assets			$119,449

	February 28, 2018
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (4-20 years)	$50,249	$26,807	$23,442
Trademarks/Tradenames (3-12 years)	415	400	15
Developed technology (11.5 years)	31,290	6,802	24,488
Patents (4-13 years)	2,830	2,138	692
License (5 years)	1,400	1,400	—
Contracts (5 years)	2,141	1,849	292
Total finite-lived intangible assets	$88,325	$39,396	48,929
Indefinite-lived intangible assets
Trademarks			101,391
Total net intangible assets			$150,320

The weighted-average remaining amortization period for amortizing intangibles as of February 28, 2019 is approximately 3 years. The Company expenses the renewal costs of patents as incurred. The weighted-average period before the renewal of our patents is approximately 3 years.

Amortization expense for intangible assets amounted to $6,984, $6,516 and $6,479 for the years ended February 28, 2019, February 28, 2018 and February 28, 2017, respectively.  At February 28, 2019, the estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding five fiscal years is as follows:

Fiscal Year	Amount
2020	$6,931
2021	6,724
2022	6,596
2023	5,650
2024	5,436

l)Sales Incentives

The Company offers sales incentives to its customers in the form of (1) co-operative advertising allowances; (2) market development funds; (3) volume incentive rebates; and (4) other trade allowances.  The Company accounts for sales incentives in accordance with ASC 606 "Revenue from Contracts with Customers" ("ASC 606").  These sales incentives represent variable consideration provided to customers. We utilize the most likely amount consistently to estimate the effect of uncertainty on the amount of variable consideration to which we would be entitled. The most likely amount method considers the single most likely amount from a range of possible consideration amounts. The most likely amounts are based upon the contractual terms of the incentives and historical experience with each customer. Except for other trade allowances, all sales incentives require the customer to purchase the Company's products during a specified period of time. All sales incentives require customers to claim the sales incentive within a certain time period (referred to as the "claim period") and claims are settled either by the customer claiming a deduction against an outstanding account receivable or by the customer requesting a cash payout.  All costs associated with sales incentives are classified as a reduction of net sales. The following is a summary of the various sales incentive programs:

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

The accrual balance for sales incentives at February 28, 2019 and February 28, 2018 was $13,574 and $14,020, respectively.  Although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customers and the lack of claims made by customers, could have a significant impact on the sales incentives liability and reported operating results.

A summary of the activity with respect to accrued sales incentives is provided below:

	Year Ended	Year Ended	Year Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Opening balance	$14,020	$13,154	$12,439
Accruals	37,272	42,722	36,413
Payments and credits	(37,516)	(41,811)	(35,590)
Reversals for unearned sales incentives	(202)	(45)	(108)
Ending balance	$13,574	$14,020	$13,154

The majority of the reversals of previously established sales incentive liabilities pertain to sales recorded in prior periods.

m)Advertising

Excluding co-operative advertising, the Company expensed the cost of advertising, as incurred, of $5,417, $11,753 and $8,597 for the years ended February 28, 2019, February 28, 2018 and February 28, 2017, respectively.

n)Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $9,169, $10,954 and $13,202 for the years ended February 28, 2019, February 28, 2018 and February 28, 2017, respectively, net of customer reimbursement, of $375, $106 and $0, respectively, and are included within Engineering and Technical Support expenses on the Consolidated Statements of Operations and Comprehensive (Loss) Income. Reimbursements from OEM customers for development services are reflected as a reduction of research and development expense because the performance of contract development services is not central to the Company's operations.

o)Product Warranties and Product Repair Costs

The Company generally warranties its products against certain manufacturing and other defects. This warranty does not provide a service beyond assuring that the products comply with agreed-upon specifications and is not sold separately. The Company provides warranties for all of its products ranging primarily from 30 days to three years. The Company also provides limited lifetime warranties for certain products, which limit the end user's remedy to the repair or replacement of the defective product during its lifetime, as well as for certain vehicle security products for the life of the vehicle for the original owner. Warranty expenses are accrued at the time the related revenue is recognized, based on the Company's estimated cost to repair expected product returns for warranty matters. This liability is based primarily on historical experiences of actual warranty claims as well as current information on repair costs and contract terms with certain manufacturers. The warranty liability of $3,090 and $4,261 is recorded in Accrued Expenses in the accompanying Consolidated Balance Sheets as of February 28, 2019 and February 28, 2018, respectively. In addition, the Company records a reserve for product repair costs which is based upon the quantities of defective inventory on hand and an estimate of the cost to repair such defective inventory. The reserve for product repair costs of $1,379 and $1,972 is recorded as a reduction to inventory in the accompanying Consolidated Balance Sheets as of February 28, 2019 and February 28, 2018, respectively. Warranty claims and product repair costs expense relating to continuing operations for the years ended February 28, 2019, February 28, 2018 and February 28, 2017 were $6,091, $7,428 and $5,843, respectively.

Changes in the Company's accrued product warranties and product repair costs are as follows:

	Year Ended	Year Ended	Year Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Beginning balance	$6,233	$5,608	$7,608
Liabilities acquired during acquisitions	—	500	—
Accrual for warranties issued during the year and repair cost	6,091	7,428	5,843
Balances transferred (a)	(832)	—	—
Warranty claims settled during the year	(7,023)	(7,303)	(7,843)
Ending balance	$4,469	$6,233	$5,608

(a) In conjunction with the implementation of ASC Topic 606, "Revenue from Contracts with Customers" (see Note 1(g)), the Company recorded a refund liability, representing the amount of consideration received for products sold that the Company expects to refund to customers, as well as a corresponding return asset that reflects the Company's right to receive goods back from customers. The return asset is calculated as the carrying amount of goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value and is included in prepaid expenses and other current assets on the Consolidated Balance Sheet at February 28, 2019. The balance above represents amounts that would reduce the value of inventory returned to the Company and has been reclassified to the return asset in order to properly reflect the value of the inventory the Company expects to receive back from customers.

p)Foreign Currency

Assets and liabilities of subsidiaries located outside the United States whose cash flows are primarily in local currencies have been translated at rates of exchange at the end of the period or historical exchange rates, as appropriate in accordance with ASC 830, "Foreign Currency Matters" ("ASC 830"). Revenues and expenses have been translated at the weighted-average rates of exchange in effect during the period.  Gains and losses resulting from translation are recorded in the cumulative foreign currency translation account in Accumulated Other Comprehensive (Loss) Income. For the years ended February 28, 2019, February 28, 2018 and February 28, 2017, the Company recorded total net foreign currency transaction gains (losses) in the amount of $220, $(8,769) and $(509), respectively. Included within the losses recorded for the year ended February 28, 2018 is the loss on forward contracts totaling $(6,618) incurred in conjunction with the sale of Hirschmann (see Note 2).

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

Since January 2014, the Venezuelan government has created multiple alternative exchange rates designated to be used for the purchase of goods and services deemed non-essential. In March 2016, the government re-named its Marginal Currency System the DICOM exchange rate, which the Venezuelan government reported would be allowed to float to meet market needs. On August 20, 2018, the government further devalued the Bolivar Fuerte in an attempt to address continuing hyperinflation, also renaming it the Sovereign Bolivar. As of February 28, 2019 and February 28, 2018, the Bolivars to U.S. dollar exchange rate was approximately 3,290 and 35,280, respectively. The Company evaluated all of the facts and circumstances surrounding its Venezuelan operations and determined that as of February 28, 2019, February 28, 2018 and February 28, 2017, the DICOM/Sovereign Bolivar rate was the appropriate rate to use for remeasuring the subsidiary’s financial statements. For the years ended February 28, 2019, February 28, 2018 and February 28, 2017, total net currency exchange losses of $6, $148 of $8 were recorded, respectively, related to Venezuela. All currency exchange gains and losses are included in Other Income (Expense) on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company holds certain long-lived assets in Venezuela, which includes an office location the subsidiary uses for its local personnel, as its automotive operations are currently suspended, as well as other rental properties. All of these properties are held for investment purposes as of February 28, 2019. During the second quarter of Fiscal 2019, the Company made an assessment of the recoverability of these properties as a result of the country's continued economic deterioration, which included the significant currency devaluation in August of 2018. The Company estimated the future undiscounted cash flows expected to be received from these properties. The estimate of the future undiscounted cash flows considered the Company’s financial condition and its intent and ability to retain its investments for a period of time sufficient to allow for the recovery of the carrying value. The future undiscounted cash flows did not exceed the net carrying value for the long-lived assets. The estimated fair value of the properties, which also considered the current conditions of the economy in Venezuela, the volatility of the real estate market, and the significant political unrest, resulted in a full non-cash impairment charge of $3,473 for the year ended February 28, 2019, which wrote off the remaining balance of the Company's property, plant, and equipment in Venezuela. The non-cash impairment charge is included in Other Income (Expense) on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

Tax interest and penalties

The Company classifies interest and penalties associated with income taxes as a component of Income Tax Expense (Benefit) on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

There are no reconciling items which impact the numerator of basic and diluted net income (loss) per common share.  A reconciliation between the denominator of basic and diluted net income (loss) per common share is as follows:

	Year Ended	Year Ended	Year Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Weighted-average common shares outstanding (basic)	24,355,791	24,290,563	24,160,324
Effect of dilutive securities:
Stock options, warrants and restricted stock	—	256,683	—
Weighted-average common and potential common shares outstanding (diluted)	24,355,791	24,547,246	24,160,324

Restricted stock, stock options and warrants totaling 618,155, 534,327 and 237,930 for the years ended February 28, 2019, February 28, 2018 and February 28, 2017, respectively, were not included in the net (loss) income per common share calculation because the exercise price of these options and warrants was greater than the average market price of the Company's common stock during these periods, or the inclusion of these components would have been anti-dilutive.

s)Other (Expense) Income

Other (expense) income is comprised of the following:

	Year Ended	Year Ended	Year Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Foreign currency gain (loss)	$220	$(8,769)	$(509)
Interest income	994	210	137
Rental income	517	553	646
Miscellaneous	(1,154)	416	(728)
Total other, net	$577	$(7,590)	$(454)

Interest income for the year ended February 28, 2019 includes interest earned from money market investments, which the Company increased following the sale of Hirschmann in the second quarter of Fiscal 2018. Included within the foreign currency loss for the year ended February 28, 2018 is a loss on forward contracts totaling $(6,618) incurred in conjunction with the sale of Hirschmann (see Note 2).

t)Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of

Long-lived assets and certain identifiable intangible assets are reviewed for impairment in accordance with ASC 360 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability of long-lived assets is measured by comparing the carrying amount of the assets to their estimated fair market value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. See Note 1(p) for the discussion of the impairment of long-lived assets held in Venezuela for the year ended February 28, 2019. There were no impairments of long-lived assets recorded during the years ended February 28, 2018 and February 28, 2017.

u)Accounting for Stock-Based Compensation

The Company has a stock-based compensation plan under which employees and non-employee directors may be granted incentive stock options ("ISO's") and non-qualified stock options ("NQSO's") to purchase shares of Class A common stock. Under the plan, the exercise price of the ISO's granted to a ten percent stockholder cannot be less than 110% of the fair market value of the Company's Class A common stock or greater than 110% of the market value of the Company's Class A common stock on the date of grant. The exercise price of all other Options and Stock Appreciation Right ("SAR") awards may not be less than 100% of the fair market value of the Company's Class A common stock on the date of grant. If an option or SAR is granted pursuant to an assumption of, or substitution for, another option or SAR pursuant to a Corporate Transaction, and in a manner consistent with Section 409A of the Code, the exercise or strike price may be less than 100% of the fair market value on the date of grant. The plan permits for options to be exercised at various intervals as determined by the Board of Directors. However, the maximum expiration period is ten years from date of grant. The vesting requirements are determined by the Board of Directors at the time of grant.  Exercised options are issued from authorized Class A common stock.  As of February 28, 2019, approximately 1,113,000 shares were available for future grants under the terms of these plans.

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

There were no stock options granted during the years ended February 28, 2019, February 28, 2018, or February 28, 2017.

During the years ended February 28, 2019, February 28, 2018 and February 28, 2017 there were no stock-based compensation costs or professional fees recorded by the Company and the Company had no unrecognized compensation costs at February 28, 2019 related to stock options and warrants.

Information regarding the Company's stock options and warrants are summarized below:

	Number of Shares	Weighted- Average Exercise Price
Outstanding and exercisable at February 28, 2017	116,250	$7.76
Granted	—	—
Exercised	(38,750)	7.76
Forfeited/expired	(77,500)	7.76
Outstanding and exercisable at February 28, 2018	—	—

A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates for a reason other than death, disability or retirement, prior to the release of the restrictions. Shares under restricted stock grants are not issued to the grantees before they vest. In Fiscal 2014, the Company established the Supplemental Executive Retirement Plan ("SERP") (see Note 10(a)). During the years ended February 28, 2019, February 28, 2018 and February 28, 2017, an additional 188,245, 74,156, and 165,619 shares of restricted stock were granted under the SERP, respectively. These shares were granted based on certain performance criteria and vest on the later of three years from the date of grant, or the grantee reaching the age of 65 years. The shares will also vest upon termination of the grantee's employment by the Company without cause, provided that the grantee, at the time of termination, has been employed by the Company for at least 10 years, or as a result of the sale of all of the issued and outstanding stock, or all, or substantially all, of the assets of the subsidiary of which the grantee serves as CEO and/or President. When vested shares are issued to the grantee, the awards will be settled in shares or in cash, at the Company's sole option. The grantees cannot transfer the rights to receive shares before the restricted shares vest. There are no market conditions inherent in the award, only an employee performance requirement, and the service requirement that the respective employee continues employment with the Company through the vesting date. The Company expenses the cost of the restricted stock awards on a straight-line basis over the requisite service period of each employee. For these purposes, the fair market value of the restricted stock awards, $5.50, $6.52, and $2.69 for Fiscal 2019, Fiscal 2018, and Fiscal 2017, respectively, were determined based on the mean of the high and low price of the Company's common stock on the grant dates.

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

The following table summarizes the Company's restricted stock activity:

	Number of shares	Weighted Average Grant Date Fair Value
Outstanding at February 29, 2016	271,824	$9.61
Granted	165,619	2.69
Forfeited	—	—
Outstanding at February 28, 2017	437,443	$6.99
Granted	74,156	6.52
Vested and settled	(72,300)	5.98
Forfeited	—	—
Outstanding at February 28, 2018	439,299	$7.08
Granted	188,245	5.50
Vested and settled	—	—
Forfeited	—	—
Outstanding at February 28, 2019	627,544	$6.60
Vested and unissued at February 28, 2019	156,737	$9.96

During the years ended February 28, 2019, February 28, 2018 and February 28, 2017 the Company recorded $551, $502 and $669, respectively, in stock-based compensation related to restricted stock awards for continuing operations. As of February 28, 2019, unrecognized stock-based compensation expense related to unvested restricted stock awards was approximately $1,526 and will be recognized over the requisite service period of each employee.

v)Accumulated Other Comprehensive Loss

	Foreign Exchange Losses	Unrealized losses on investments, net of tax (a)	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 29, 2016	$(38,637)	$(81)	$(2,102)	$103	$(40,717)
Other comprehensive (loss) income before reclassifications	(3,194)	(17)	(180)	742	(2,649)
Reclassified from accumulated other comprehensive loss	—	—	—	(532)	(532)
Net current-period other comprehensive (loss) income	(3,194)	(17)	(180)	210	(3,181)
Balance at February 28, 2017	$(41,831)	$(98)	$(2,282)	$313	$(43,898)
Other comprehensive (loss) income before reclassifications	18,065	(15)	(459)	(1,358)	16,233
Reclassified from accumulated other comprehensive loss	10,739	89	1,955	660	13,443
Net current-period other comprehensive (loss) income	28,804	74	1,496	(698)	29,676
Balance at February 28, 2018	$(13,027)	$(24)	$(786)	$(385)	$(14,222)
Other comprehensive (loss) income before reclassifications	(3,195)	—	(12)	452	(2,755)
Reclassified from accumulated other comprehensive loss	—	24	—	9	33
Net current-period other comprehensive (loss) income	(3,195)	24	(12)	461	(2,722)
Balance at February 28, 2019	$(16,222)	$—	$(798)	$76	$(16,944)

(a) Pursuant to ASU 2016-01, adopted by the Company beginning on March 1, 2018 (see Note 1(f)), changes in fair value of the Company's investments in equity securities are recorded in earnings.

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

During the years ended February 28, 2019, February 28, 2018 and February 28, 2017, the Company recorded tax related to unrealized losses on investments of $0, pension plan adjustments of $21, $0 and $(106), respectively and derivatives designated in a hedging relationship of $(152), $(645) and $(97), respectively.

The other comprehensive income (loss) before reclassification of $(3,195), $18,065, $(3,194), respectively, includes the remeasurement of intercompany transactions of a long term investment nature of $(1,064), $12,488 and $(2,320), respectively, with certain subsidiaries whose functional currency is not the U.S. dollar, and $(2,131), $5,577 and $(874), respectively, from translating the financial statements of the Company's non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar. Intercompany loans and transactions that are of a long-term investment nature are remeasured and resulting gains and losses shall be reported in the same manner as translation adjustments. Foreign currency translation losses reclassified from accumulated other comprehensive income (loss) of $10,739 for the year ended February 28, 2018 included $9,911 due to the settlement of a Euro-based loan and the recognition of the cumulative translation adjustment of $828 due to the sale of Hirschmann. Within foreign exchange losses in other comprehensive (loss) income for the years ended February 28, 2019, February 28, 2018 and February 28, 2017, the Company recorded total gains (losses) of $(2,876), $17,559, and $(3,200), respectively, related to the Euro; $(240), $250, and $176, respectively, related to the Canadian Dollar; $(18), $71 and $(142), respectively, for the Mexican Peso, as well as $(61), $185 and $(28), respectively, for various other currencies. These adjustments were caused by the strengthening/(weakening) of the U.S. Dollar against the Euro, Canadian Dollar and the Mexican Peso between 2% and 7% in Fiscal 2019, (13)% and (3)% in Fiscal 2018, and (2)% and 10% in Fiscal 2017.

w)New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)." ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements" in July 2018, ASU No. 2018-20 "Leases (Topic 842) - Narrow Scope Improvements for Lessors" in December 2018, and ASU 2019-01 "Leases (Topic 842): Codification Improvements" in March 2019. ASU 2018-10, ASU 2018-20, and ASU 2019-01 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt this guidance beginning with its first quarter ended May 31, 2019 using the modified retrospective method without the recasting of comparative periods' financial information, as permitted by the transition guidance.

The Company established a task force, comprised of multiple functional groups inside the Company, and is finalizing its implementation efforts, including final review of lease arrangements, completion of its system implementation, and updating its processes in preparation for the adoption of the new standard. Based on the preliminary work completed, the Company is considering the potential implications of the new standard in determining the discount rate to be used in valuing new and existing leases. The Company will elect the package of practical expedients, allowing no reassessment under the new standard of prior conclusions about lease identification, lease classification, and initial indirect costs, and will not elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable to the Company. The Company does not expect the adoption of this new guidance to have a material impact on the Company's financial statements.

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

In October 2018, the FASB issued ASU No. 2018-17: "Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities." This ASU requires entities to consider indirect interests held through related parties under common control on a proportional basis, rather than as the equivalent of a direct interest in its entirety when determining whether a decision-making fee is a variable interest. The ASU is effective for fiscal years beginning after December 15, 2019 and for interim periods therein, with early adoption permitted. The Company is currently evaluating the effect, if any, that ASU 2018-17 will have on its consolidated financial statements.

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

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the net income from discontinued operations, net of tax, presented separately in the Consolidated Statements of Operations and Comprehensive (Loss) Income:

	Year ended February 28, 2018	Year ended February 28, 2017

Net sales	$91,824	$166,512
Cost of sales	63,610	109,027
Gross profit	28,214	57,485

Operating expenses:
Selling	2,778	5,097
General and administrative	14,699	28,309
Engineering and technical support	7,920	16,083
Total operating expenses	25,397	49,489
Operating income from discontinued operations	2,817	7,996

Other (expense) income:
Interest and bank charges (a)	(279)	(383)
Other, net	145	(126)
Total other expense of discontinued operations, net	(134)	(509)

Gain on sale of discontinued operations before taxes	36,118	—
Total income from discontinued operations before taxes	38,801	7,487
Income tax expense on discontinued operations (b)	4,183	1,421
Income from discontinued operations, net of taxes	$34,618	$6,066
Income per share - basic	$1.43	$0.25
Income per share - diluted	$1.41	$0.25

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

The following table presents supplemental cash flow information of the discontinued operations:

	Year ended February 28, 2018	Year ended February 28, 2017
Operating activities:
Depreciation and amortization expense	$2,939	$5,908
Stock-based compensation expense	50	84

Investing activities:
Capital expenditures	2,652	5,122

Non-cash investing and financing activities:
Capital expenditures funded by long-term obligations	1,916	—

3)	Variable Interest Entities

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

Effective September 1, 2015, Voxx acquired a majority voting interest in substantially all of the assets and certain specified liabilities of Eyelock, Inc. and Eyelock Corporation, a market leader of iris-based identity authentication solutions, through a newly-formed entity, Eyelock LLC. The Company has issued EyeLock LLC a promissory note for the purposes of repaying protective advances and funding working capital requirements of the company. The promissory note bears interest at 10% and was due on February 28, 2019. On March 19, 2019, this promissory note was amended and restated to allow EyeLock LLC to borrow up to a maximum of $49,000 and the due date was extended to August 31, 2019. The outstanding principal balance of this promissory note is convertible at the sole option of Voxx into units of EyeLock LLC. If Voxx chooses not to convert into equity, the outstanding loan principal of the amended and restated promissory note will be repaid at a multiple of 1.50 based on the repayment date. The agreement includes customary events of default and is collateralized by all of the property of EyeLock LLC.

We have determined that we hold a variable interest in EyeLock LLC as a result of:

•our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and

•the loan agreement with EyeLock LLC, which has a total outstanding balance of $44,937 as of February 28, 2019.
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

Assets and Liabilities of EyeLock LLC

 The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheet as of February 28, 2019 and February 28, 2018:

	February 28, 2019	February 28, 2018
Assets
Current assets:
Cash and cash equivalents	$3	$—
Accounts receivable, net	363	128
Inventory, net	(27)	(119)
Prepaid expenses and other current assets	322	117
Total current assets	661	126
Property, plant and equipment, net	120	186
Intangible assets, net	33,064	36,126
Other assets	253	119
Total assets	$34,098	$36,557
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,122	$1,292
Interest payable to VOXX	8,729	4,734
Accrued expenses and other current liabilities	1,030	1,242
Due to VOXX	44,937	33,722
Total current liabilities	55,818	40,990
Other long-term liabilities	1,200	1,200
Total liabilities	57,018	42,190
Commitments and contingencies
Partners' deficit:
Capital	41,416	41,416
Retained losses	(64,336)	(47,049)
Total partners' deficit	(22,920)	(5,633)
Total liabilities and partners' deficit	$34,098	$36,557

The assets of EyeLock LLC can only be used to satisfy the obligations of EyeLock LLC.

Revenue and Expenses of EyeLock LLC

The following table sets forth the revenue and expenses of EyeLock LLC that were included in our Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended February 28, 2019, February 28, 2018, and February 28, 2017:

	Year ended February 28, 2019	Year ended February 28, 2018	Year ended February 28, 2017
Net sales	$668	$335	$243
Cost of sales	309	455	301
Gross profit	359	(120)	(58)
Operating expenses:
Selling	1,160	1,893	2,227
General and administrative	4,986	6,792	6,956
Engineering and technical support	7,487	7,159	8,698
Total operating expenses	13,633	15,844	17,881
Operating loss	(13,274)	(15,964)	(17,939)
Interest and bank charges	(4,013)	(2,869)	(1,609)
Other, net	—	—	—
Loss before income taxes	(17,287)	(18,833)	(19,548)
Income tax expense	—	—	—
Net loss	$(17,287)	$(18,833)	$(19,548)

4)	Receivables from Vendors

The Company has recorded receivables from vendors in the amount of $1,009 and $493 as of February 28, 2019 and February 28, 2018, respectively. Receivables from vendors primarily represent prepayments on product shipments and product reimbursements.

5)	Equity Investment

The Company has a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary ("ASA"), which acts as a distributor of mobile electronics specifically designed for niche markets within the Automotive industry, including RV’s; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles. ASC 810 requires the Company to evaluate non-consolidated entities periodically, and as circumstances change, to determine if an implied controlling interest exists. During Fiscal 2019, the Company evaluated this equity investment and concluded that ASA is not a variable interest entity.  ASA’s fiscal year end is November 30, 2018; however, the results of ASA as of and through February 28, 2019 have been recorded in the consolidated financial statements.

The Company's share of income from ASA for the years ended February 28, 2019, February 28, 2018 and February 28, 2017 was $6,618, $7,178 and $6,797, respectively. In addition, the Company received cash distributions from ASA totaling $6,594, $7,247 and $6,820 during the years ended February 28, 2019, February 28, 2018 and February 28, 2017, respectively.

Undistributed earnings from equity investments amounted to $16,559 and $16,531 at February 28, 2019 and February 28, 2018, respectively.

Net sales transactions between the Company and ASA were $390, $315 and $611 for the years ended February 28, 2019, February 28, 2018 and February 28, 2017, respectively. Accounts receivable balances from ASA were $71 and $65 as of February 28, 2019 and February 28, 2018, respectively.

6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	February 28, 2019	February 28, 2018
Commissions	$640	$711
Employee compensation	14,552	17,429
Professional fees and accrued settlements	2,172	1,427
Future warranty	3,090	4,261
Return liability	4,415	—
Freight and duty	2,427	1,880
Royalties, advertising and other	11,833	10,642
Total accrued expenses and other current liabilities	$39,129	$36,350

During the year ended February 28, 2019, the Company realigned certain businesses within its Consumer Accessories and Premium Audio segments to lower and contain overhead costs, as well as conducted an aggressive SKU rationalization program to streamline its consumer accessory product offerings, which resulted in total restructuring expenses of $4,588 for the year ended February 28, 2019. As of February 28, 2019, $3,883 of the Company's restructuring charges incurred were not yet settled and are included within Accrued expenses and other current liabilities. The accrued restructuring balance at February 28, 2019 consists primarily of employee severance, which is located within the employee compensation line item in the above table. These liabilities are expected to be settled during Fiscal 2020.

Included in royalties, advertising, and other in the table above are accrued environmental charges of $454 related to soil contamination at one of the Company's operating facilities in Germany that is in the process of being remediated at February 28, 2019. Charges for the year ended February 28, 2019 have been estimated based on assessments asserted by a local government authority and preliminary estimates provided by a third party engineering firm.

Through the first quarter of Fiscal 2019, the Company had a call/put option agreement with certain employees of Voxx Germany, whereby these employees could acquire up to a maximum of 20% of the Company's stated share capital in Voxx Germany at a call price equal to the same proportion of the actual price paid by the Company for Voxx Germany. The put and call prices were fixed at €3,000 and €0, respectively, with the put subject only to downward adjustments for losses incurred by Voxx Germany. For each fiscal year, the employees also received an annual dividend equal to 20% of Voxx Germany's net after tax profits. Accordingly, the Company recognized compensation expense based on 20% of the after-tax net profits of Voxx Germany, subject to certain tax treatment adjustments as defined in the agreement, representing the annual dividend. During the first quarter of Fiscal 2019, the employees of Voxx Germany called the option, resulting in a total payment of $3,786, which was included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet at February 28, 2018 within employee compensation in the table above. Compensation expense for annual dividends amounted to $285 and $405 for the years ended February 28, 2018 and February 28, 2017, respectively.

7)	Financing Arrangements

The Company has the following financing arrangements:

	February 28, 2019	February 28, 2018
Domestic credit facility (a)	$—	$—
Florida mortgage (b)	8,112	8,613
Euro asset-based lending obligation (c)	6,699	6,119
Schwaiger mortgage (d)	235	468
VOXX Germany mortgage (e)	2,588	3,665
Total debt	17,634	18,865
Less: current portion of long-term debt	10,021	7,730
Long-term debt before debt issuance costs	7,613	11,135
Debt issuance costs	(1,837)	(2,659)
Total long-term debt	$5,776	$8,476

a)Domestic Bank Obligations

The Company has a senior secured credit facility ("the Credit Facility") that provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000, and a term loan in the amount of $15,000. The Credit Facility also includes a $15,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 7(b)). In conjunction with the sale of Hirschmann on August 31, 2017 (see Note 2), the Company paid down substantially all of the outstanding balance of the revolving credit facility, as well as the entire outstanding balance of the term loan, which is not renewable. As of February 28, 2019, there was no balance outstanding under the revolving credit facility. The remaining availability under the revolving credit line of the Credit Facility was $86,685 as of February 28, 2019.

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

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that swingline loans may only be designated as Base Rate Loans. Loans under the Credit Facility designated as LIBOR Rate Loans shall bear interest at a rate equal to the then-applicable LIBOR Rate plus a range of 1.75% - 2.25%. Loans under the Credit Facility designated as Base Rate Loans shall bear interest at a rate equal to the applicable margin for Base Rate Loans of 0.75% - 1.25%, as defined in the agreement. As of February 28, 2019, the weighted average interest rate on the Credit Facility was 6.25%.

The Credit Facility requires compliance with a financial covenant calculated as of the last day of each month consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of February 28, 2019, the Company was in compliance with all covenants included within the Credit Facility.

The obligations under the loan documents are secured by a general lien on, and security interest in, substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles and inventory. The Company has guaranteed the obligations of the borrowers under the Credit Facility.

The Company has deferred financing costs related to the Credit Facility and a previous amendment and modification of the Credit Facility. These deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance and are amortized through Interest and bank charges in the Consolidated Statements of Operations and Comprehensive (Loss) Income over the five-year term of the Credit Facility. The Company amortized $791 during both of the years ended February 28, 2019 and February 28, 2018 and $789 during the year ended February 28, 2017.

Charges incurred on the unused portion of the Credit Facility and its predecessor revolving credit facility during the years ended February 28, 2019, February 28, 2018 and February 28, 2017 totaled $519, $404 and $241, respectively, and are included within Interest and Bank Charges on the Consolidated Statement of Operations and Comprehensive Income (Loss).

b)Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida (the “Construction Loan”).  Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. The Florida Mortgage bears interest at 70% of 1-month LIBOR plus 1.54% (4.03% at February 28, 2019) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The Company is in compliance with the financial covenants of the Florida Mortgage, which are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, which are recorded as deferred financing costs and included in Long-term debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and are being amortized through Interest and bank charges in the Consolidated Statements of Operations and Comprehensive Income (Loss) over the ten-year term of the Florida Mortgage. The Company amortized $31 of these costs during each of the years ended February 28, 2019, February 28, 2018, and February 28, 2017.

On July 20, 2015, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure related to the Florida Mortgage and pays a fixed rate of 3.48% under the swap agreement (see Note 1(e)).

c)Euro Asset-Based Lending Obligation

Foreign bank obligations include a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000, for the Company's subsidiary, VOXX Germany, which expires on July 31, 2020. The rate of interest for the ABL is the three-month Euribor plus 2.3% (1.96% at February 28, 2019). As of February 28, 2019, the amount outstanding under this facility, which is payable on demand, does not exceed the credit limit.

d)Schwaiger Mortgage

In January 2012, the Company's Schwaiger subsidiary purchased a building, entering into a mortgage note payable. The mortgage note bears interest at 3.75% and will be fully paid by December 2019.

e)    VOXX Germany Mortgage

Included in this balance is a mortgage on the land and building housing VOXX Germany's headquarters in Pulheim, Germany, which was entered into in January 2013. The mortgage bears interest at 2.85%, payable in twenty-six quarterly installments through September 2019.

The following is a maturity table for debt and bank obligations outstanding at February 28, 2019 for each of the following fiscal years:

2020	$10,021
2021	500
2022	500
2023	500
2024	500
Thereafter	5,613
Total	$17,634

The weighted-average interest rate on short-term debt was 2.31% for Fiscal 2019 and 2.25% for Fiscal 2018. Interest expense related to the Company's financing arrangements for the years ended February 28, 2019, February 28, 2018 and February 28, 2017 was $951, $2,700 and $3,275, respectively, of which $0, $1,708 and $2,723 was related to the Credit Facility for the years ended February 28, 2019, February 28, 2018 and February 28, 2017, respectively.

8)    Income Taxes

The components of income before the (benefit) provision for income taxes are as follows:

	Year Ended	Year Ended	Year Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Domestic Operations	$(49,984)	$(27,214)	$(12,834)
Foreign Operations	(8,979)	3,110	3,904
	$(58,963)	$(24,104)	$(8,930)

The provision (benefit) for income taxes is comprised of the following:

	Year Ended	Year Ended	Year Ended
	February 28, 2019	February 28, 2018	February 28, 2017
Current provision (benefit)
Federal	$(54)	$(1,451)	$(2,118)
State	(401)	150	238
Foreign	1,392	1,814	1,580
Total current provision (benefit)	$937	$513	$(300)
Deferred (benefit) provision
Federal	$(4,772)	$(17,198)	$658
State	(392)	(827)	279
Foreign	(1,904)	67	(299)
Total deferred (benefit) provision	$(7,068)	$(17,958)	$638
Total (benefit) provision
Federal	$(4,826)	$(18,649)	$(1,460)
State	(793)	(677)	517
Foreign	(512)	1,881	1,281
Total (benefit) provision	$(6,131)	$(17,445)	$338

The effective tax rate before income taxes varies from the current statutory U.S. federal income tax rate as follows:

	Year Ended		Year Ended		Year Ended
	February 28, 2019		February 28, 2018		February 28, 2017
Tax benefit at Federal statutory rates	$(12,383)	21.0%	$(7,891)	32.7%	$(3,123)	35.0%
State income taxes, net of Federal benefit	(809)	1.4	(249)	1.0	(788)	8.8
Change in valuation allowance	6,164	(10.5)	(2,546)	10.6	6,588	(73.8)
Change in tax reserves	(697)	1.2	(2,443)	10.1	(5,974)	66.9
Non-controlling interest	1,416	(2.4)	2,404	(10.0)	2,668	(29.9)
US effects of foreign operations	53	(0.1)	614	(2.5)	556	(6.2)
Permanent differences and other	636	(1.1)	1,190	(4.9)	589	(6.6)
Foreign exchange loss	—	—	(3,376)	14.0	—	—
NOL carryback	—	—	—	—	1,413	(15.8)
Change in tax rate	55	(0.1)	(2,462)	10.2	(110)	1.2
Research & development credits	(566)	1.0	(524)	2.2	(625)	7.0
Tax credits	—	—	(2,162)	9.0	(856)	9.6
Effective tax rate	$(6,131)	10.4%	$(17,445)	72.4%	$338	(3.8)%

The U.S. effects of foreign operations include differences in the statutory tax rate of the foreign countries as compared to the statutory tax rate in the U.S.

On December 22, 2017, the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). Under Accounting Standards Codification (“ASC”) 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The TCJA makes broad and complex changes to the U.S. tax code, including, but not limited to: (1) a reduction in the U.S. federal corporate tax rate from 35% to 21%; (2) changed the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (3) permits acceleration of expensing on certain qualified property; (4) created a new limitation on deductible interest expense to 30% of tax adjusted EBITDA through 2021 and then 30% of tax adjusted EBIT thereafter; (5) eliminated the corporate alternative minimum tax; (6) provided further limitations on the deductibility of executive compensation under IRC §162(m) for tax years beginning after December 31, 2017 ; (7) required a one-time transition tax related to the transition of U.S. international tax from a worldwide tax system to a territorial tax system; and (8) made additional changes to the U.S. international tax rules including imposing a minimum tax on global intangible low taxed income (“GILTI”) and other base erosion anti-abuse provisions.
In response to the TCJA, the U.S. Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of TCJA. The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted. Additionally, SAB 118 allowed for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment.
In connection with the Company’s initial analysis of the impact of the TCJA during the fiscal year ended February 28, 2018, the Company recorded a provisional decrease in its deferred tax assets and liabilities of $4,706 related to the remeasurement of the deferred tax assets and liabilities at the reduced U.S. federal tax rate of 21%. The Company was subject to a one-time transition tax based on the total post-1986 earnings and profits which was principally offset by the Company's tax attributes.
The Company made a policy election to treat the income tax due on U.S. inclusion of the new GILTI provisions as a period expense when incurred.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	February 28, 2019	February 28, 2018
Deferred tax assets:
Accounts receivable	$357	$52
Inventory	2,374	2,011
Property, plant and equipment	1,900	479
Accruals and reserves	4,008	2,375
Deferred compensation	632	806
Warranty reserves	699	976
Unrealized gains and losses	4,179	1,335
Partnership investments	496	—
Net operating losses	12,267	13,191
Foreign tax credits	3,805	4,501
Other tax credits	4,752	3,530
Deferred tax assets before valuation allowance	35,469	29,256
Less: valuation allowance	(22,026)	(15,881)
Total deferred tax assets	13,443	13,375
Deferred tax liabilities:
Intangible assets	(17,145)	(23,157)
Partnership investments	—	(100)
Prepaid expenses	(1,286)	(1,995)
Deferred financing fees	(217)	(316)
Total deferred tax liabilities	(18,648)	(25,568)
Net deferred tax liability	$(5,205)	$(12,193)

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

During Fiscal 2019, the Company maintained a valuation allowance against certain U.S. deferred tax assets including tax attributes with limited carryforward periods, capital loss attributes and certain deferred tax assets in foreign jurisdictions. The Company's valuation allowance increased by $6,164 during the year ended February 28, 2019. Any further increase or decrease in the valuation allowance could have a favorable or unfavorable impact on our income tax provision and net income in the period in which such determination is made.

Notwithstanding the U.S. taxation of the deemed repatriated foreign earnings as a result of the one-time transition tax, the Company intends to continue to invest these earnings indefinitely outside the U.S. If these future earnings are repatriated to the U.S., or if the Company determines that such earnings will be remitted in the foreseeable future, the Company may be required to accrue U.S. deferred taxes (if any) and applicable withholding taxes. It is not practicable to estimate the tax impact of the reversal of the outside basis difference, or the repatriation of cash due to the complexity of its hypothetical calculation.
The Company has U.S. federal net operating losses of $40,777, of which $17,703 expire in Fiscal 2035 through 2037 if not utilized, and $22,955 that have an indefinite carryforward period. These net operating loss carryforwards are available to offset 100% of future taxable income. The remaining $119 of U.S. federal net operating loss carryforwards have an indefinite carryforward period, but are only available to offset 80% of future taxable income. The Company has capital loss carryforwards of approximately $14,904 which expire in 2024 and are only available to offset capital gain income. The Company has foreign tax credits of $3,804 which expire in tax years 2025 through 2028. The Company has research and development tax credits of $2,742, which expire in tax years 2035 through 2039. The Company has various foreign net operating loss carryforwards, state net operating loss carryforwards, and state tax credits that expire in various years and amounts through tax year 2039.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance at February 29, 2016	$14,472
Additions based on tax positions taken in the current and prior years	3,147
Settlements	—
Decreases based on tax positions taken in the prior years	(6,470)
Other	(305)
Balance at February 28, 2017	$10,844
Additions based on tax positions taken in the current and prior years	630
Settlements	—
Decreases based on tax positions taken in the prior years	(2,945)
Other	578
Balance at February 28, 2018	$9,107
Additions based on tax positions taken in the current and prior years	2,125
Settlements	—
Decreases based on tax positions taken in prior years	(1,923)
Other	(227)
Balance at February 28, 2019	$9,082

Of the amounts reflected in the table above at February 28, 2019, $9,082, if recognized, would reduce our effective tax rate. If recognized, $7,959 of the unrecognized tax benefits are likely to attract a full valuation allowance, thereby offsetting the favorable impact to the effective tax rate. Our unrecognized tax benefit non-current consolidated balance sheet liability, including interest and penalties, is $1,332. The Company records accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income. For the years ended February 28, 2019, February 28, 2018 and February 28, 2017, interest and penalties on unrecognized tax benefits were $(389), $(145) and $98, respectively. The balance as of February 28, 2019 and February 28, 2018 was $210 and $602, respectively. It is reasonably possible that unrecognized tax benefits will decrease by approximately $1,500 to $2,000 within the next 12 months.

The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statutes of limitations.  The earliest years' tax returns filed by the Company that are still subject to examination by the tax authorities in the major jurisdictions are as follows:

Jurisdiction	Tax Year

U.S.	2015
Netherlands	2015
Germany	2015

9)	Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,938,100	21,938,100	one	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	ten	Ratably with Class A

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

Stock held in treasury by the Company is accounted for using the cost method which treats stock held in treasury as a reduction to total stockholders' equity and amounted to 2,168,094 shares at both February 28, 2019 and February 28, 2018, respectively. The cost basis for subsequent sales of treasury shares is determined using an average cost method. During the years ended February 28, 2019, February 28, 2018 and February 28, 2017, the Company repurchased no shares. As of February 28, 2019, 1,383,271 shares of the Company's Class A common stock are authorized to be repurchased in the open market. In April 2019, the Company was authorized by the Board of Directors to increase the number of Class A Common Stock available for repurchase in the open market to 3,000,000.

10)	Other Stock and Retirement Plans

a)Supplemental Executive Retirement Plan

During Fiscal 2014, the Company established a Supplemental Executive Retirement Plan ("SERP") to provide additional retirement income to its Chairman and select executive officers. Subject to certain performance criteria, service requirements and age restrictions, employees who participate in the SERP will receive restricted stock awards. The restricted stock awards vest on the later of three years from the date of grant, or the grantee reaching the age of 65 years (see Note 1(u)).

As of February 28, 2019, approximately 1,113,000 shares of the Company's Class A common stock are reserved for issuance under the Company's Restricted and Stock Option Plans.

b)Profit Sharing Plans

The Company has established two non-contributory employee profit sharing plans for the benefit of its eligible employees in the United States and Canada. The plans are administered by trustees appointed by the Company. No discretionary contributions were made during the years ended February 28, 2019, February 28, 2018 and February 28, 2017. Contributions required by law to be made for eligible employees in Canada were not material for all periods presented.

c)401(k) Plans

The VOXX International Corporation 401(k) plan is for all eligible domestic employees. The Company matches a portion of the participant's contributions after three months of service under a predetermined formula based on the participant's contribution level. Shares of the Company's Common Stock are not an investment option in the 401(k) plan and the Company does not use such shares to match participants' contributions. During the years ended February 28, 2019, February 28, 2018 and February 28, 2017, the Company contributed, net of forfeitures, $378, $388 and $408 to the 401(k) Plan.

d)Cash Bonus Profit Sharing Plan

The Company has a Cash Bonus Profit Sharing Plan that allows it to make profit sharing contributions for the benefit of eligible employees, for any fiscal year based on a pre-determined formula on the Company's pre-tax profits. The size of the contribution is dependent upon the performance of the Company. A participant’s share of the contribution is determined pursuant to the participant’s eligible wages for the fiscal year as a percentage of total eligible wages for all participants. There were no contributions made to the plan for the years ended February 28, 2019, February 28, 2018 and February 28, 2017.

e)Deferred Compensation Plan

A Deferred Compensation Plan (the Plan) was adopted by the Company in 1999 for Vice Presidents and above. The Plan is intended to provide certain executives with supplemental retirement benefits as well as to permit the deferral of more of their compensation than they are permitted to defer under the Profit Sharing and 401(k) Plans. The Plan provides for a matching contribution equal to 25% of the employee deferrals up to $20. In Fiscal 2008, the Company suspended all matching contributions to contain operating expenses. The matching contributions have remained suspended for the years ended February 28, 2019, February 28, 2018 and February 28, 2017. The Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. All compensation deferred under the Plan is held by the Company in an investment trust which is considered an asset of the Company.  The Company has the option of amending or terminating the Plan at any time.

The investments, which amounted to $2,858 and $3,620 at February 28, 2019 and February 28, 2018, respectively, are classified as long-term marketable equity securities and are included in investment securities on the accompanying Consolidated Balance Sheets and a corresponding liability is recorded, with $250 recorded in Accrued expenses, and the balance in deferred compensation which is classified as a long-term liability. Unrealized gains and losses on the marketable securities and corresponding deferred compensation liability net to zero in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income.

11)	Lease Obligations

At February 28, 2019, the Company was obligated under non-cancellable operating leases for equipment and warehouse facilities related to continuing operations for minimum annual rental payments for each of the succeeding fiscal years:

Operating Leases
2020	$946
2021	604
2022	391
2023	154
2024	10
Thereafter	—
Total minimum lease payments	$2,105

Rental expense for the above-mentioned operating lease agreements and other rental agreements on a month-to-month basis was $883, $1,163 and $1,898 for the years ended February 28, 2019, February 28, 2018 and February 28, 2017, respectively.

The Company has no related party leases as of February 28, 2019.

The Company has capital leases with a total lease liability of $958 at February 28, 2019. These leases have maturities through Fiscal 2022.

12)	Financial Instruments

a)Off-Balance Sheet Risk

Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit principally to secure certain bank obligations and insurance policies. The Company had no open commercial letters of credit at February 28, 2019 and February 28, 2018. Standby letters of credit amounted to $892 and $1,161 at February 28, 2019 and February 28, 2018, respectively.  The terms of these letters of credit are all less than one year. No material loss is anticipated due to nonperformance by the counter parties to these agreements. The fair value of the standby letters of credit is estimated to be the same as the contract values based on the short-term nature of the fee arrangements with the issuing banks.

At February 28, 2019, the Company had unconditional purchase obligations for inventory commitments of $56,900. These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

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

At February 28, 2019 and February 28, 2018, the Company's five largest customer balances accounted for approximately 24% and 22% of accounts receivable, respectively.  No customer accounted for more than 10% of net sales from continuing operations during the years ended February 28, 2019, February 28, 2018 or February 28, 2017. The Company's five largest customers represented 25%, 26%, and 28% of net sales from continuing operations during the years ended February 28, 2019, February 28, 2018, and February 28, 2017, respectively.

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

Our Automotive segment designs, manufactures, distributes and markets rear-seat entertainment devices, satellite radio products, automotive security, vehicle access systems, remote start systems, mobile multimedia devices, aftermarket/OE-styled radios, car link-smartphone telematics application, driver distraction products, collision avoidance systems and location-based services.
Our Premium Audio segment designs, manufactures, distributes and markets home theater systems, high-end loudspeakers, outdoor speakers, business music systems, cinema speakers, flat panel speakers, Bluetooth speakers, soundbars, headphones and DLNA (Digital Living Network Alliance) compatible devices.

Our Consumer Accessories segment designs, markets and distributes remote controls; wireless and Bluetooth speakers; wired and wireless headphones and ear buds; and karaoke products; action cameras; iris identification and biometric security related products; public safety solutions; infant/nursery products; activity tracking bands; healthcare wearables; smart-home products; security and monitoring products, infant and nursery products; personal sound amplifiers; and A/V connectivity, portable/home charging, reception and digital consumer products.
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

Segment data from continuing operations for each of the Company's segments are presented below:

	Automotive	Premium Audio	Consumer Accessories	Corporate/ Eliminations	Total
Fiscal Year Ended February 28, 2019
Net sales	$161,647	$158,436	$125,806	$927	$446,816
Equity in income of equity investees	6,618	—	—	—	6,618
Interest expense and bank charges	868	7,263	7,602	(11,284)	4,449
Depreciation and amortization expense	1,002	3,318	4,259	3,765	12,344
Income (loss) before income taxes (a)	13,842	6,759	(55,035)	(24,529)	(58,963)

Fiscal Year Ended February 28, 2018
Net sales	$155,480	$172,406	$178,756	$450	$507,092
Equity in income of equity investees	7,178	—	—	—	7,178
Interest expense and bank charges	967	7,979	7,113	(10,050)	6,009
Depreciation and amortization expense	1,027	3,492	4,663	2,992	12,174
Income (loss) before income taxes	13,922	1,137	(23,841)	(15,322)	(24,104)

Fiscal Year Ended February 28, 2017
Net sales	$170,729	$166,789	$176,216	$796	$514,530
Equity in income of equity investees	6,797	—	—	—	6,797
Interest expense and bank charges	3,109	5,295	4,716	(6,015)	7,105
Depreciation and amortization expense	1,322	3,688	4,702	2,674	12,386
Income (loss) before income taxes	13,871	8,316	(20,300)	(10,817)	(8,930)

(a)
Included in income (loss) before income taxes for the year ended February 28, 2019 are intangible asset impairment charges totaling $25,789 (25,629 within the Consumer Accessories segment and $160 within the Automotive segment) (see Note 1(k)), an impairment charge of $3,473 related to investment properties in Venezuela within the Automotive segment (see Note 1(p)), as well as charges of $16,509 related to the write-off of uncollectible notes receivable (see Note 1(f)).

No customer accounted for more than 10% of consolidated net sales from continuing operations during the years ended February 28, 2019, February 28, 2018 or February 28, 2017.

Geographic net sales information from continuing operations in the table below is based on the location of the selling entity. Long-lived assets, consisting of fixed assets, are reported below based on the location of the asset.

	United States	Germany	Other	Total
Fiscal Year Ended February 28, 2019
Net sales	$393,834	$49,970	$3,012	$446,816
Long-lived assets	48,870	11,553	70	60,493

Fiscal Year Ended February 28, 2018
Net sales	$446,262	$57,447	$3,383	$507,092
Long-lived assets	48,571	12,979	3,709	65,259

Fiscal Year Ended February 28, 2017
Net sales	$449,865	$59,856	$4,809	$514,530
Long-lived assets	49,937	11,688	3,964	65,589

14)	Revenue from Contracts with Customers

The Company operates in three reportable segments: Automotive, Premium Audio and Consumer Accessories. ASC Topic 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales are disaggregated by segments and sales channel for the years ended February 28, 2019, February 28, 2018 and February 28, 2017:

	Year ended February 28, 2019	Year ended February 28, 2018	Year ended February 28, 2017

Automotive Segment
Original Equipment Manufacturers	$90,844	$77,902	$88,999
Aftermarket	70,803	77,578	81,730
Total Automotive Segment	161,647	155,480	170,729

Premium Audio Segment
Retail	153,123	166,594	156,772
Commercial	5,313	5,812	10,017
Total Premium Audio Segment	158,436	172,406	166,789

Consumer Accessories Segment
Retail	125,806	178,756	176,216
Total Consumer Accessories Segment	125,806	178,756	176,216

Corporate/Eliminations	927	450	796

Total Net Sales	$446,816	$507,092	$514,530

As of February 28, 2019, the balance of the Company's return asset is $1,962 and the balance of the refund liability is $4,415, which are presented within prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheet.

The Company has no contract asset or contract liability balances at February 28, 2019. No performance obligation related amounts were deferred as of February 28, 2019.

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

On December 19, 2018, Johnson Safety Inc. (“JSI”) and Voxx International Corporation and certain subsidiaries (collectively, “Voxx”) entered into a Settlement and License Agreement (with an effective date of March 1, 2018) in which JSI sold, transferred and assigned to Voxx its patent portfolio relating to rear seat entertainment. In addition, Voxx granted JSI a royalty-free non-exclusive license, without the right to sub-license, in and to the JSI patent portfolio sold and transferred to Voxx.  In consideration of the foregoing patent purchase, Voxx previously advanced $2,600 in connection with this matter. These patents are recorded within Intangible Assets, net on the Consolidated Balance Sheet. The Company performed a valuation of these intangible assets during the fourth quarter of Fiscal 2019, concluding that the value of the patents approximated the amount paid for these assets.

16)	Unaudited Quarterly Financial Data

Selected unaudited, quarterly financial data of the Company for the years ended February 28, 2019 and February 28, 2018 appear below:

	Quarters Ended
	Feb 28, 2019	Nov 30, 2018	Aug 31, 2018	May 31, 2018
2019	(a)		(b)
Net sales	$107,457	$129,637	$108,867	$100,855
Gross profit	23,754	38,923	31,063	27,677

Net (loss) income from continuing operations	$(38,347)	$10,569	$(22,502)	$(2,552)
Net income from discontinued operations	—	—	—	—
Net (loss) income attributable to Voxx International Corporation	(36,560)	12,211	(20,803)	(939)

Earnings (loss) per share - basic:
Continuing operations attributable to VOXX International Corporation	$(1.50)	$0.50	$(0.85)	$(0.04)
Discontinued operations attributable to VOXX International Corporation	—	—	—	—
Attributable to VOXX International Corporation	(1.50)	0.50	(0.85)	(0.04)

Earnings (loss) per share - diluted:
Continuing operations attributable to VOXX International Corporation	$(1.50)	$0.50	$(0.85)	$(0.04)
Discontinued operations attributable to VOXX International Corporation	—	—	—	—
Attributable to VOXX International Corporation	(1.50)	0.50	(0.85)	(0.04)

	Quarters Ended
	Feb 28, 2018	Nov 30, 2017	Aug 31, 2017	May 31, 2017
2018			(c)
Net sales	$122,236	$156,563	$113,470	$114,823
Gross profit	32,213	41,519	28,421	30,144

Net income (loss) from continuing operations	$8,396	$7,477	$(19,848)	$(2,684)
Net income (loss) from discontinued operations	2,276	(368)	34,931	(2,221)
Net income (loss) attributable to Voxx International Corporation	12,585	8,644	17,106	(3,031)

Earnings (loss) per share - basic:
Continuing operations attributable to VOXX International Corporation	$0.42	$0.37	$(0.74)	$(0.03)
Discontinued operations attributable to VOXX International Corporation	0.09	(0.02)	1.45	(0.09)
Attributable to VOXX International Corporation	0.52	0.36	0.71	(0.13)

Earnings (loss) per share - diluted:
Continuing operations attributable to VOXX International Corporation	$0.42	$0.37	$(0.74)	$(0.03)
Discontinued operations attributable to VOXX International Corporation	0.09	(0.02)	1.45	(0.09)
Attributable to VOXX International Corporation	0.51	0.35	0.71	(0.13)

Net income per common share is computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for the years.

(a) Included in the net loss from continuing operations and net loss attributable to VOXX International Corporation for the quarter ended February 28, 2019 are impairment charges totaling $15,975 related to indefinite lived intangible assets (see Note 1(k)) and an impairment charge of $(16,509) related to uncollectible notes receivable (see Note 1(f)).

(b) Included in the net loss from continuing operations and net loss attributable to VOXX International Corporation for the quarter ended August 31, 2018 are impairment charges totaling $9,814 related to indefinite lived intangible assets (see Note 1(k)) and an impairment charge of $3,473 related to investment properties in Venezuela (see Note 1(p)).

(c) Included in the net loss from continuing operations and net loss attributable to VOXX International Corporation for the quarter ended August 31, 2017 is the gain of $1,416 related to the Company's investment in Rx Networks (see Note 1(f)).

17)	Subsequent Events

Segment Information
Effective in the first quarter of Fiscal 2020, the Company revised its reportable segments to better reflect the way the Company now manages its business. As a result of the Company’s efforts to re-align its businesses, streamline operations, better leverage resources, management's analysis of its business results and the decisions on resource allocations to its business segments has also changed. These changes necessitated a change in the Company's segment reporting to align with management's operational view. To reflect management's revised perspective, effective on March 1, 2019, the Company will classify its operations in the following three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. The Consumer Electronics segment will be comprised of the Company's former Consumer Accessories and Premium Audio segments, with the exception of EyeLock LLC. The Biometrics segment consists of the Company's majority owned subsidiary, EyeLock LLC, which was previously included in the Consumer Accessories segment. This new segment was created in order to provide greater visibility regarding the operational and financial performance of EyeLock LLC and of the Company as a whole. The Company’s Automotive Electronics segment will remain unchanged.

Authorization of Stock Repurchase

In May 1999 and July 2006, the Board of Directors authorized the Company to repurchase up to 1,563,000 and 2,000,000 shares of Class A Common Stock, respectively. At February 28, 2019, the remaining authorized share repurchase was 1,383,271 shares. In April 2019, the Company was authorized by the Board of Directors to increase the number of Class A Common Stock available for repurchase in the open market to 3,000,000.

360fly, Inc.

On January 23, 2019, the Company, as Collateral Agent for the senior secured lenders of 360fly, Inc., and for itself, provided a Notice of Maturity, Default and Acceleration to 360fly, Inc., indicating that: (i) all the unpaid principal and accrued interest owed under all the outstanding notes with the Company on this date became due as a result of uncured defaults in payment under the notes; and (ii) the Company, as Collateral Agent, would proceed with foreclosure of collateral, securing the notes, with a scheduled auction date of March 5, 2019. Notice of the auction was provided through public advertisement and online posting during the month of February 2019.

On March 5, 2019, Voxx, as Collateral Agent, was the only bidder at the auction with a credit bid of $1,000 and was awarded the collateral. In late March 2019, the Company and the other secured lenders determined they would not attempt to continue the development of 360fly with the intangible assets acquired at auction. Refer to Note 1(f) for additional details.

SCHEDULE II
VOXX INTERNATIONAL CORPORATION AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended February 28, 2019, February 28, 2018 and February 28, 2017
(In thousands)

Column A	Column B	Column C	Column D (b)		Column E
Description	Balance at Beginning of Year	Gross Amount Charged to Costs and Expenses	Reversals of Previously Established Accruals	Deductions (a)	Balance at End of Year
Year ended February 28, 2019
Allowance for doubtful accounts	$2,196	$858	$—	$506	$2,548
Cash discount allowances	1,205	6,112	—	6,192	1,125
Sales return reserve (c)	3,779	10,391	—	9,755	4,415
Accrued sales incentives	14,020	37,272	(202)	37,516	13,574
Reserve for warranties and product repair costs	6,233	6,091	—	7,855	4,469

Year ended February 28, 2018
Allowance for doubtful accounts	$4,495	$667	$—	$2,966	$2,196
Cash discount allowances	1,233	6,407	—	6,435	1,205
Sales return reserve	1,516	5,450	—	5,306	1,660
Accrued sales incentives	13,154	42,722	(45)	41,811	14,020
Reserve for warranties and product repair costs	5,608	7,428	—	6,803	6,233

Year ended February 28, 2017
Allowance for doubtful accounts	$3,917	$1,299	$—	$721	$4,495
Cash discount allowances	1,077	6,457	—	6,301	1,233
Sales return reserve	2,256	5,294	—	6,034	1,516
Accrued sales incentives	12,439	36,413	(108)	35,590	13,154
Reserve for warranties and product repair costs	7,608	5,843	—	7,843	5,608

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

(b)
Within the reserve for warranties and product repair costs, Column D includes $500 of liabilities acquired during our Rosen acquisition in Fiscal 2018 and $832 that was reclassified to the return asset established in conjunction with the implementation of ASC Topic 606 in Fiscal 2019.

(c)
As a result of the implementation of ASC 606 on March 1, 2018, the accounting treatment for the reserve for sales returns was changed from a net to a gross basis. Under the previous revenue guidance, we recorded a net return reserve. Under the new guidance, we record estimated sales returns at the gross sales price with a corresponding adjustment to inventory for the estimated cost of the product. The difference between the balance at the end of the fiscal year ended February 28, 2018 and the beginning of the year ended February 28, 2019 reflects this change in accounting policy.

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on April 17, 2000 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 2000)

3.2	Certificate of Ownership and Merger (incorporated by reference to the Company's Form 8-K filed on December 6, 2011)

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to the Company's Form 8-K filed on December 6, 2011)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Grant Thornton LLP (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1	Consolidated Financial Report of Audiovox Specialized Applications LLC (ASA) as of November 30, 2018 and 2017 and for the Years Ended November 30, 2018, 2017 and 2016 (filed herewith)

99.2	Consent of RSM U.S. LLP (filed herewith)

101
The following materials from VOXX International Corporation's Annual Report on Form 10-K for the period ended February 28, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii), the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

All other schedules are omitted because the required information is shown in the financial statements or notes thereto or because they are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

May 14, 2019	By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick M. Lavelle Patrick M. Lavelle	President; Chief Executive Officer (Principal Executive Officer) and Director	May 14, 2019
/s/ Charles M. Stoehr Charles M. Stoehr	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	May 14, 2019
/s/ John J. Shalam John J. Shalam	Chairman of the Board of Directors	May 14, 2019
/s/ John Adamovich, Jr. John Adamovich, Jr.	Director	May 14, 2018
/s/ Denise Gibson Denise Gibson	Director	May 14, 2019
/s/ Peter A. Lesser Peter A. Lesser	Director	May 14, 2019
/s/ Ari Shalam Ari Shalam	Director	May 14, 2019