Form 10-K/A
period 2019-02-28
VOXX International Corp
filed 2019-05-30
CIK 807707

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III -  (Items 10, 11, 12, 13 and 14) Proxy Statement for Annual Meeting of Stockholders to be filed on or before June 6, 2019.

EXPLANATORY NOTE - AMENDMENT

VOXX International Corporation  (the "Company") is filing this Amendment No. 1 (the "Amendment") to its Annual Report on Form 10-K for the period ended February 28, 2019, as originally filed with the Securities and Exchange Commission on May  14, 2019 (the "Original Filing"), for the sole purpose of filing Exhibit 10.1, the First Amendment to the Employment Agreement between the Company and Loriann Shelton, Senior Vice President and Chief Operating Officer of the Company (the "First Amendment").  The Company reported the First Amendment on its Form 8-K filed on January 15, 2019.

No other changes have been made to the Original Filing or any other exhibits. This Amendment speaks as of the filing date of the Original Filing and does not reflect events occurring after the original filing date or modify or update those disclosures that may be affected by subsequent events.

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

EXHIBIT INDEX

Exhibit No.	Description

10.1	First Amendment, dated January 10, 2019, to the Employment Agreement between the Company and Loriann Shelton, Senior Vice President and Chief Operating Officer, dated January 17, 2017 (filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

May 30, 2019	By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick M. Lavelle Patrick M. Lavelle	President; Chief Executive Officer (Principal Executive Officer) and Director	May 30, 2019
/s/ Charles M. Stoehr Charles M. Stoehr	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	May 30, 2019
/s/ John J. Shalam John J. Shalam	Chairman of the Board of Directors	May 30, 2019
/s/ John Adamovich, Jr. John Adamovich, Jr.	Director	May 30, 2019
/s/ Denise Gibson Denise Gibson	Director	May 30, 2019
/s/ Peter A. Lesser Peter A. Lesser	Director	May 30, 2019
/s/ Ari Shalam Ari Shalam	Director	May 30, 2019