Form 10-Q
period 2019-05-31
VOXX International Corp
filed 2019-07-10
CIK 807707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company, as defined in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of July 9, 2019
Class A Common Stock	21,938,100 Shares
Class B Common Stock	2,260,954 Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	May 31, 2019	February 28, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,004	$58,236
Accounts receivable, net	61,585	73,391
Inventory, net	103,275	102,379
Receivables from vendors	547	1,009
Prepaid expenses and other current assets	9,572	10,449
Income tax receivable	1,041	921
Total current assets	236,024	246,385
Investment securities	2,994	2,858
Equity investment	21,853	21,885
Property, plant and equipment, net	59,695	60,493
Operating lease, right of use asset	2,187	—
Goodwill	54,785	54,785
Intangible assets, net	117,588	119,449
Deferred income tax assets	78	79
Other assets	2,816	2,877
Total assets	$498,020	$508,811
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$32,349	$31,143
Accrued expenses and other current liabilities	34,395	39,129
Income taxes payable	227	1,349
Accrued sales incentives	11,069	13,574
Current portion of long-term debt	8,554	10,021
Total current liabilities	86,594	95,216
Long-term debt, net of debt issuance costs	5,859	5,776
Finance lease liabilities, less current portion	404	516
Operating lease liabilities, less current portion	1,689	—
Deferred compensation	2,931	2,605
Deferred income tax liabilities	4,148	5,284
Other tax liabilities	1,337	1,332
Other long-term liabilities	3,074	2,981
Total liabilities	106,036	113,710
Commitments and contingencies
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 20)	—	—
Common stock:
Class A, $.01 par value, 60,000,000 shares authorized, 24,106,194 shares issued and 21,938,100 shares outstanding at both May 31, 2019 and February 28, 2019	242	242
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding at both May 31, 2019 and February 28, 2019	22	22
Paid-in capital	297,105	296,946
Retained earnings	147,434	148,582
Accumulated other comprehensive loss	(17,848)	(16,944)
Treasury stock, at cost, 2,168,094 shares of Class A Common Stock at both May 31, 2019 and February 28, 2019	(21,176)	(21,176)
Total VOXX International Corporation stockholders' equity	405,779	407,672
Non-controlling interest	(13,795)	(12,571)
Total stockholders' equity	391,984	395,101
Total liabilities and stockholders' equity	$498,020	$508,811

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share data)

	Three months ended May 31,
	2019	2018
Net sales	$93,454	$100,855
Cost of sales	67,445	73,178
Gross profit	26,009	27,677
Operating expenses:
Selling	9,881	10,694
General and administrative	17,425	16,112
Engineering and technical support	5,807	5,911
Total operating expenses	33,113	32,717
Operating loss	(7,104)	(5,040)
Other income (expense):
Interest and bank charges	(997)	(1,100)
Equity in income of equity investee	1,440	1,814
Other, net	1,644	661
Total other income, net	2,087	1,375
Loss before income taxes	(5,017)	(3,665)
Income tax benefit	(2,645)	(1,113)
Net loss	(2,372)	(2,552)
Less: net loss attributable to non-controlling interest	(1,224)	(1,613)
Net loss attributable to VOXX International Corporation	$(1,148)	$(939)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(811)	(2,020)
Derivatives designated for hedging	(107)	442
Pension plan adjustments	14	36
Unrealized holding gain on available-for-sale investment securities, net of tax	—	24
Other comprehensive loss, net of tax	(904)	(1,518)
Comprehensive loss attributable to VOXX International Corporation	$(2,052)	$(2,457)
Loss per share - basic: Attributable to VOXX International Corporation	$(0.05)	$(0.04)
Loss per share - diluted: Attributable to VOXX International Corporation	$(0.05)	$(0.04)
Weighted-average common shares outstanding (basic)	24,355,791	24,316,103
Weighted-average common shares outstanding (diluted)	24,355,791	24,316,103

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity

(In thousands, except share and per share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Treasury Stock	Total Stock- holders' Equity
Balances at February 28, 2019	$264	$296,946	$148,582	$(16,944)	$(12,571)	$(21,176)	$395,101
Net loss	—	—	(1,148)	—	(1,224)	—	(2,372)
Other comprehensive loss, net of tax	—	—	—	(904)	—	—	(904)
Stock-based compensation expense	—	159	—	—	—	—	159
Balances at May 31, 2019	$264	$297,105	$147,434	$(17,848)	$(13,795)	$(21,176)	$391,984
Balances at February 28, 2018	$278	$296,395	$194,673	$(14,222)	$(5,830)	$(21,176)	$450,118
Net loss	—	—	(939)	—	(1,613)	—	(2,552)
Other comprehensive loss, net of tax	—	—	—	(1,518)	—	—	(1,518)
Adjustment to common stock	(14)	—	—	—	—	—	(14)
Stock-based compensation expense	—	107	—	—	—	—	107
Balances at May 31, 2018	$264	$296,502	$193,734	$(15,740)	$(7,443)	$(21,176)	$446,141

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Three months ended May 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,372)	$(2,552)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,292	2,962
Amortization of debt discount	206	206
Bad debt expense	52	95
(Gain) loss on forward contracts	(107)	244
Equity in income of equity investees	(1,440)	(1,814)
Distribution of income from equity investees	1,472	1,444
Deferred income tax benefit	(1,154)	(716)
Non-cash compensation adjustment	326	(600)
Stock based compensation expense	159	107
Loss (gain) on sale of property, plant and equipment	1	(1)
Changes in operating assets and liabilities:
Accounts receivable	11,401	14,606
Inventory	(1,278)	(1,531)
Receivables from vendors	462	(1,226)
Prepaid expenses and other	1,099	8
Investment securities-trading	(136)	788
Accounts payable, accrued expenses, accrued sales incentives and other liabilities	(6,502)	(6,385)
Income taxes payable	(1,213)	(2,350)
Net cash provided by operating activities	4,268	3,285
Cash flows used in investing activities:
Purchases of property, plant and equipment	(703)	(179)
Proceeds from sale of property, plant and equipment	—	1
Issuance of notes receivable	—	(1,700)
Net cash used in investing activities	(703)	(1,878)
Cash flows (used in) provided by financing activities:
Principal payments on finance lease obligation	(108)	(86)
Repayment of bank obligations	(1,428)	(679)
Borrowings on bank obligations	—	911
Net cash (used in) provided by financing activities	(1,536)	146
Effect of exchange rate changes on cash	(261)	(3,466)
Net increase (decrease) in cash and cash equivalents	1,768	(1,913)
Cash and cash equivalents at beginning of period	58,236	51,740
Cash and cash equivalents at end of period	$60,004	$49,827

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(1)	Basis of Presentation

The accompanying unaudited interim consolidated financial statements of VOXX International Corporation and Subsidiaries ("Voxx" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations, changes in stockholders’ equity, and cash flows for all periods presented.  The results of operations are not necessarily indicative of the results to be expected for the full fiscal year or any interim period.  These unaudited consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 28, 2019.

Effective March 1, 2019, the Company revised its reportable segments to better reflect the way the Company now manages its business. To reflect management's revised perspective, the Company now classifies its operations in the following three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. Prior year segment amounts have been reclassified to conform to the current presentation. See Note 22 for the Company's segment reporting disclosures.

(2)	Net (Loss) Income Per Common Share

Basic net (loss) income per common share, net of non-controlling interest, is based upon the weighted-average common shares outstanding during the period. Diluted net (loss) income per common share, net of non-controlling interest, reflects the potential dilution that would occur if common stock equivalent securities or other contracts to issue common stock were exercised or converted into common stock.

There are no reconciling items which impact the numerator of basic and diluted net (loss) income per common share.  A reconciliation between the denominator of basic and diluted net (loss) income per common share is as follows:

	Three months ended May 31,
	2019	2018
Weighted-average common shares outstanding (basic)	24,355,791	24,316,103
Effect of dilutive securities:
Restricted stock	—	—
Weighted-average common shares and potential common shares outstanding (diluted)	24,355,791	24,316,103

Restricted stock totaling 627,544 and 439,299 for the three months ended May 31, 2019 and 2018, respectively, were not included in the net (loss) income per diluted share calculation because the exercise price of the restricted stock was greater than the average market price of the Company’s common stock during these periods, or the inclusion of these components would have been anti-dilutive.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(3)	Investment Securities

As of May 31, 2019, and February 28, 2019, the Company had the following investments:

May 31, 2019
Fair Value
Investment Securities
Marketable Equity Securities
Mutual funds	$2,994
Total Marketable Equity Securities	2,994
Total Investment Securities	$2,994

February 28, 2019
Fair Value
Investment Securities
Marketable Equity Securities
Mutual funds	$2,858
Total Marketable Securities	2,858
Total Investment Securities	$2,858

Equity Securities

On March 1, 2018, the Company adopted ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"), the impact of which resulted in a cumulative effect adjustment of $24, which was recorded in other income (expense) in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended May 31, 2018, rather than in retained earnings, as it was not considered material to the Company's consolidated financial statements for the period.

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

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

The following table presents financial assets measured at fair value on a recurring basis at May 31, 2019:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$60,004	$60,004	$—
Derivatives:
Designated for hedging	$19	$—	$19
Investment securities:
Mutual funds	$2,994	$2,994	$—
Total investment securities	$2,994	$2,994	$—

The following table presents financial assets and liabilities measured at fair value on a recurring basis at February 28, 2019:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$58,236	$58,236	$—
Derivatives:
Designated for hedging	$88	$—	$88
Investment securities:
Mutual funds	$2,858	$2,858	$—
Total investment securities	$2,858	$2,858	$—

At May 31, 2019, the carrying amount of the Company's accounts receivable, short-term debt, accounts payable, accrued expenses, bank obligations and long-term debt approximates fair value because of (i) the short-term nature of the financial instrument; (ii) the interest rate on the financial instrument being reset every quarter to reflect current market rates; or (iii) the stated or implicit interest rate approximates the current market rates or are not materially different from market rates.

Derivative Instruments

The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts ranges from 1 month - 9 months and are classified in the balance sheet according to their terms. The Company also has an interest rate swap agreement as of May 31, 2019 that hedges interest rate exposure related to the forecasted outstanding balance of its Florida Mortgage, with monthly payments due through March 2026. The swap agreement locks the interest rate on the debt at 3.48% (inclusive of credit spread) through the maturity date of the loan. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either assets or liabilities based on the fair value of the instruments at the end of the period.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Financial Statement Classification

The following table discloses the fair value as of May 31, 2019 and February 28, 2019 of derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	May 31, 2019	February 28, 2019
Designated derivative instruments
Foreign currency contracts	Prepaid expenses and other current assets	$275	$172
Interest rate swap agreements	Other long-term liabilities	(256)	(84)
Total derivatives		$19	$88

Cash Flow Hedges

It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company’s derivative instruments are expected to be highly effective. On March 1, 2019, the Company adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, which eliminated the requirement to separately measure and report hedge ineffectiveness. For derivative instruments that are designated and qualify as a cash flow hedge, the entire change in fair value of the hedging instrument included in the assessment of the hedge ineffectiveness is recorded to other comprehensive income (“OCI”). When the amounts recorded in OCI are reclassified to earnings, they are presented in the same income statement line item as the effect of the hedged item. The adoption of ASU No. 2017-12 did not have a material impact on the Company’s consolidated financial statements.

During Fiscal 2019, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $7,200 and are designated as cash flow hedges at May 31, 2019. The current outstanding notional value of the Company's interest rate swap at May 31, 2019 is $7,989. For cash flow hedges, the gain or loss is reported as a component of Other comprehensive (loss) income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The net (loss) income recognized in Other comprehensive (loss) income for foreign currency contracts is expected to be recognized in Cost of sales within the next twelve months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. The gain or loss on the Company’s interest rate swap is recorded in Other comprehensive (loss) income and subsequently reclassified into Interest and bank charges in the period in which the hedged transaction affects earnings. As of May 31, 2019, no foreign currency contracts or interest rate swaps originally designated for hedge accounting were de-designated or terminated.

Activity related to cash flow hedges recorded during the three months ended May 31, 2019  and 2018 was as follows:

	Three months ended
	May 31, 2019
	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax (Loss) Gain Reclassified from Accumulated Other Comprehensive Income	Gain (Loss) for Ineffectiveness
Cash flow hedges
Foreign currency contracts	$218	$119	$—
Interest rate swaps	(172)	—	—

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

	Three months ended
	May 31, 2018
	Pretax Gain Recognized in Other Comprehensive Income	Pretax Loss Reclassified from Accumulated Other Comprehensive Income	Gain for Ineffectiveness in Other Income (a)
Cash flow hedges
Foreign currency contracts	$366	$(235)	$33
Interest rate swaps	11	—	—

(a)	Amount represents the ineffectiveness recorded in the prior year quarter. Prior to the adoption of ASU 2017-12, hedge ineffectiveness (as defined under ASC 815) was recorded in Other income (loss).
(5)	Accumulated Other Comprehensive (Loss) Income

The Company’s accumulated other comprehensive (loss) income consists of the following:

	Foreign Currency Translation Losses	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2019	$(16,222)	$(798)	$76	$(16,944)
Other comprehensive (loss) income before reclassifications	(811)	14	(20)	(817)
Reclassified from accumulated other comprehensive loss	—	—	(87)	(87)
Net current-period other comprehensive loss	(811)	14	(107)	(904)
Balance at May 31, 2019	$(17,033)	$(784)	$(31)	$(17,848)

During the three months ended May 31, 2019, the Company recorded tax expense related to derivatives designated in a hedging relationship of $32 and pension plan adjustments of $0.

The other comprehensive (loss) income before reclassification of $(811) includes the remeasurement of intercompany transactions of a long-term investment nature of $(159) with certain subsidiaries whose functional currency is not the U.S. dollar, and $(652) from translating the financial statements of the Company's non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar.

(6)	Supplemental Cash Flow Information

The following is supplemental information relating to the Unaudited Consolidated Statements of Cash Flows, including continuing and discontinued operations:

	Three months ended May 31,
	2019	2018
Cash paid during the period:
Interest (excluding bank charges)	$337	$346
Income taxes (net of refunds)	289	1,851

(7)	Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Company’s Form 10-K for the fiscal year ended February 28, 2019.

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

The following table presents a summary of the Company's restricted stock activity for the three months ended May 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at February 28, 2019	627,544	$6.60
Granted	—	—
Forfeited	—	—
Balance at May 31, 2019	627,544	$6.60
Vested and unissued at May 31, 2019	156,737	$9.96

During the three months ended May 31, 2019, the Company recorded $159 in stock-based compensation related to restricted stock awards. As of May 31, 2019, there was approximately $1,400 of unrecognized stock-based compensation expense related to unvested restricted stock awards.

(8)	Supply Chain Financing

The Company has supply chain financing agreements and factoring agreements that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The balances under the agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three months ended May 31, 2019, net of discounts, were $22,649, compared to $22,979 for the three months ended May 31, 2018.

(9)	Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $1,863 for the three months ended May 31, 2019, compared to $2,358 for the three months ended May 31, 2018, net of customer reimbursements, and are included within Engineering and technical support expenses on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(10)	Goodwill and Intangible Assets

The change in goodwill by segment is as follows:

Automotive Electronics:	Amount
Beginning balance at March 1, 2019	$8,252
Activity during the period	—
Balance at May 31, 2019	$8,252
Gross carrying amount at May 31, 2019	$8,252
Accumulated impairment charge	—
Net carrying amount at May 31, 2019	$8,252
Consumer Electronics:
Beginning balance at March 1, 2019	$46,533
Activity during the period	—
Balance at May 31, 2019	$46,533
Gross carrying amount at May 31, 2019	$78,696
Accumulated impairment charge	(32,163)
Net carrying amount at May 31, 2019	$46,533
Total Goodwill, net	$54,785

Note: The Company's Biometrics segment did not carry a goodwill balance at May 31, 2019 or February 28, 2019.

At May 31, 2019, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$49,620	$30,476	$19,144
Trademarks/Tradenames	485	418	67
Developed technology	31,290	10,203	21,087
Patents	5,380	3,100	2,280
License	1,400	1,400	—
Contract	2,141	1,995	146
Total finite-lived intangible assets	$90,316	$47,592	42,724
Indefinite-lived intangible assets
Trademarks			74,864
Total net intangible assets			$117,588

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

At February 28, 2019, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$49,743	$29,746	$19,997
Trademarks/Tradenames	485	413	72
Developed technology	31,290	9,523	21,767
Patents	5,390	2,907	2,483
License	1,400	1,400	—
Contract	2,141	1,966	175
Total finite-lived intangible assets	$90,449	$45,955	44,494
Indefinite-lived intangible assets
Trademarks			74,955
Total net intangible assets			$119,449

The Company recorded amortization expense of $1,748 for the three months ended May 31, 2019, and $1,582 for the three months ended May 31, 2018. The estimated aggregate amortization expense for all amortizable intangibles for May 31 of each of the succeeding years is as follows:

Year	Amount
2020	$6,883
2021	6,673
2022	6,361
2023	5,579
2024	5,409

(11)	Equity Investment

As of May 31, 2019 and February 28, 2019, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	May 31, 2019	February 28, 2019
Current assets	$45,927	$45,135
Non-current assets	5,924	6,124
Liabilities	8,145	7,489
Members' equity	43,706	43,770

	Three months ended May 31,
	2019	2018
Net sales	$26,124	$25,081
Gross profit	7,955	8,477
Operating income	2,769	3,579
Net income	2,880	3,628

The Company's share of income from ASA was $1,440 for the three months ended May 31, 2019, and $1,814 for the three months ended May 31, 2018.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(12)	Income Taxes

For the three months ended May 31, 2019, the Company recorded an income tax benefit of $2,645, which includes a discrete income tax provision of $19, related to the accrual of interest for unrecognized tax benefits. For the three months ended May 31, 2018, the Company recorded an income tax benefit of $1,113, which includes a discrete income tax provision of $27, related to the accrual of interest for unrecognized tax benefits.

The effective tax rates for the three months ended May 31, 2019 and May 31, 2018 were an income tax benefit of 52.7% on a pre-tax loss of $5,017 and an income tax benefit of 30.4% on a pre-tax loss of $3,665, respectively. The effective tax rate for the three months ended May 31, 2019 differs from the U.S. statutory rate of 21% primarily due to the immediate U.S. taxation of foreign earnings, non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates. In addition, the valuation allowance primarily increased for U.S. tax credits for which no income tax benefit can be recognized. The effective tax rate for the three months ended May 31, 2018 differed from the statutory rate of 21% primarily due to the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and the expected realization of certain deferred tax assets based on forecasted income including deferred tax liabilities relates to indefinite-lived intangible assets.

At May 31, 2019, the Company had an uncertain tax position liability of $1,337, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S. federal, state and local, and foreign tax issues.

(13)	Inventory

Inventories by major category are as follows:

	May 31, 2019	February 28, 2019
Raw materials	$29,321	$27,518
Work in process	2,711	2,622
Finished goods	71,243	72,239
Inventory, net	$103,275	$102,379

(14)	Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs. Liabilities for product warranties and product repair costs are included within accrued expenses and other current liabilities on the Consolidated Balance Sheets.

	Three months ended May 31,
	2019	2018
Opening balance	$4,469	$6,233
Liabilities for warranties accrued during the period	1,287	1,500
Balances transferred (a)	—	(832)
Warranties paid during the period	(1,605)	(1,976)
Ending balance	$4,151	$4,925

(a)

In conjunction with the implementation of ASC Topic 606 in Fiscal 2019, Revenue from Contracts with Customers (see Note 23), the Company recorded a refund liability, representing the amount of consideration received for products sold that the Company expects to refund to customers, as well as a corresponding return asset that reflects the Company's right to receive goods back from customers. The return asset is calculated as the carrying amount of goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value and is included in Prepaid expenses and other current assets on the Unaudited Consolidated Balance Sheet at May 31, 2019 and February 28, 2019. The balance above represents amounts that would reduce the value of inventory returned to the Company and was reclassified to the return asset in order to properly reflect the value of the inventory the Company expects to receive back from customers.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(15)	Accrued Restructuring Expense

During the year ended February 28, 2019, the Company realigned certain businesses within the organization to lower and contain overhead costs, as well as conducted an aggressive SKU rationalization program to streamline certain product offerings, which resulted in total restructuring expenses of $4,588 for the year ended February 28, 2019, consisting primarily of employee severance. $3,883 of these restructuring charges were not yet settled as of February 28, 2019 and were included in Accrued expenses and other current liabilities. During the three months ended May 31, 2019, an additional $943 of the accrual was settled and no additional restructuring expenses were incurred.  At May 31, 2019, the remaining restructuring accrual in Accrued expenses and other current liabilities is $2,940.

(16)	Financing Arrangements

The Company has the following financing arrangements:

	May 31, 2019	February 28, 2019
Debt
Domestic credit facility (a)	$—	$—
Florida mortgage (b)	7,989	8,112
Euro asset-based lending obligation (c)	5,533	6,699
Schwaiger mortgage (d)	173	235
Voxx Germany mortgage (e)	2,348	2,588
Total debt	16,043	17,634
Less: current portion of long-term debt	8,554	10,021
Long-term debt	7,489	7,613
Less: debt issuance costs	1,630	1,837
Total long-term debt, net of debt issuance costs	$5,859	$5,776

(a)	Domestic Credit Facility

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000, and a term loan in the amount of $15,000. The Credit Facility also includes a $15,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 16(b)). The entire outstanding balance of the term loan, which is not renewable, was repaid in Fiscal 2018. As of May 31, 2019, there was no balance outstanding under the revolving credit facility. The availability under the revolving credit line of the Credit Facility was $80,645 as of May 31, 2019.

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

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that swingline loans may only be designated as Base Rate Loans.  Loans designated as LIBOR Rate Loans bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.75 - 2.25%.  Loans designated as Base Rate loans bear interest at a rate equal to the applicable margin for Base Rate Loans of 0.75 - 1.25% as defined in the agreement. As of May 31, 2019, the weighted average interest rate on the facility was 6.25%.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Provided that the Company is in a Compliance Period (the period commencing on that day in which Excess Availability is less than 12.5% of the Maximum Revolver Amount and ending on a day in which Excess Availability is equal to or greater than 12.5% for any consecutive 30 day period thereafter), the Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of May 31, 2019, the Company was not in a Compliance Period and the Company is in compliance with all debt covenants.

The obligations under the loan documents are secured by a general lien on, and security interest in, substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles and inventory.  The Company has guaranteed the obligations of the borrowers under the Credit Agreement.

Charges incurred on the unused portion of the Credit Facility during the three months ended May 31, 2019 totaled $126, compared to $147 during the three months ended May 31, 2018. These charges are included within Interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company has deferred financing costs related to the Credit Facility and a previous amendment and modification of the Credit Facility. These deferred financing costs are included in long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance and are amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income over the five-year term of the Credit Facility. During both of the three months ended May 31, 2019 and 2018, the Company amortized $198 of these costs, respectively. The net unamortized balance of these deferred financing costs as of May 31, 2019 is $1,420.

(b)	Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida.  Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. The Florida Mortgage bears interest at 70% of 1-month LIBOR plus 1.54% (3.97% at May 31, 2019) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The financial covenants of the Florida Mortgage are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, which are recorded as deferred financing costs and included in Long-term debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and are being amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income over the ten-year term of the Florida Mortgage. The Company amortized $8 of these costs during both of the three months ended May 31, 2019 and 2018, respectively. The net unamortized balance of these deferred financing costs as of May 31, 2019 is $210.

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

Foreign bank obligations include a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000 for the Company's subsidiary, VOXX Germany, which expires on July 31, 2020. The rate of interest for the ABL is the three-month Euribor plus 2.3% (1.98% at May 31, 2019). As of May 31, 2019, the amount outstanding under this credit facility, which is payable on demand, does not exceed the credit limit.

(d)	Schwaiger Mortgage

In January 2012, Voxx German Holdings, GmbH purchased a building for the Schwaiger business, entering into a mortgage note payable. The mortgage note bears interest at 3.75% and will be fully paid by December 2019.

(e)	Voxx Germany Mortgage

This balance represents a mortgage on the land and building housing Voxx Germany's headquarters in Pulheim, Germany, which was entered into in January 2013. The mortgage bears interest at 2.85%, payable in twenty-six quarterly installments through September 2019.

(17)	Other Income (Expense)

Other income (expense) is comprised of the following:

	Three months ended May 31,
	2019	2018
Foreign currency gain	$106	$335
Interest income	390	206
Rental income	142	121
Miscellaneous	1,006	(1)
Total other, net	$1,644	$661

Included within miscellaneous for the three months ended May 31, 2019 is the benefit from a key man life insurance policy in the amount of $1,000 related to a former employee of Klipsch Group, Inc. that Voxx became the beneficiary of in conjunction with the acquisition of Klipsch in Fiscal 2012. At the time of acquisition, the individual was no longer employed by Klipsch and was never an employee of Voxx; however, Voxx has remained the beneficiary of the policy until the individual’s death.

(18)	Foreign Currency

The Company has a subsidiary in Venezuela. Venezuela has experienced significant political and civil unrest, as well as economic instability for several years, and has implemented various foreign currency and price controls. The country has also experienced high rates of inflation over the last several years. The President of Venezuela has the authority to legislate certain areas by decree, which allows the government to nationalize certain industries or expropriate certain companies and property. These factors have had a negative impact on our business and our financial condition. On March 1, 2010, the Company transitioned to hyper-inflationary accounting for Venezuela in accordance with the guidelines in ASC 830, "Foreign Currency." A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3-year period.  The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars. On August 20, 2018, the government devalued the Bolivar Fuerte in an attempt to address continuing hyperinflation, also renaming it the Sovereign Bolivar. As of May 31, 2019, the DICOM rate for the Sovereign Bolivar was approximately 5,717 bolivars to the U.S. dollar. Total net currency exchange losses for Venezuela of $0 were recorded for the three months ended May 31, 2019, as compared to $(3) for the three months ended May 31, 2018 and are included in Other income (expense) on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(19)	Lease Obligations

On March 1, 2019, ASU No. 2016-02, "Leases (Topic 842)," was adopted by the Company using the modified retrospective approach. We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration. Control of an underlying asset is conveyed if we obtain the rights to direct the use of, and to obtain substantially all of the economic benefit from, the use of the underlying asset. Some of our leases include both lease and non-lease components which are accounted for as a single lease component, as we have elected the practical expedient in ASU 842-10-15-37. Some of our operating lease agreements include variable lease costs, including taxes, common area maintenance or increases in rental costs related to inflation. Such variable payments, other than those dependent upon a market index or rate, are expensed when the obligation for those payments is incurred. Lease expense is recorded in operating expenses in the Consolidated Statement of Operations and Comprehensive (Loss) Income. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less which do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise are considered short term leases and are not recorded on the balance sheet. The Company had no short term leases during the three months ended May 31, 2019.

Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the preset value of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term.

We have operating leases for office equipment, as well as offices, warehouses, and other facilities used for our operations. We also have finance leases comprised primarily of computer hardware and machinery and equipment. Our leases have remaining lease terms of 1 to 7 years, some of which include renewal options. We consider these renewal options in determining the lease term used to establish our right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal option will be exercised.

The components of lease cost for the three months ended May 31, 2019 were as follows:

Three months ended
May 31, 2019
Operating lease cost (a) (c)	$226
Finance lease cost:
Amortization of right of use assets (a)	232
Interest on lease liabilities (b)	12
Total finance lease cost	$244

(a)	Recorded within Selling, General and administrative, Engineering and technical support, and Cost of sales on the Consolidated Statement of Operations and Comprehensive (Loss) Income.
(b)	Recorded within Interest and bank charges on the Consolidated Statement of Operations and Comprehensive (Loss) Income.
(c)	Includes immaterial amounts related to variable rent expense.

Supplemental cash flow information related to leases is as follows:

Three months ended
May 31, 2019
Non-cash investing and financing activities:
Right of use assets obtained in exchange for operating lease obligations	$187
Upon the adoption of ASC 842:
Right of use assets recorded in exchange for operating lease obligations	$2,227
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$225
Operating cash flows from finance leases	12
Finance cash flows from finance leases	108

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Supplemental balance sheet information related to leases is as follows:

May 31, 2019
Operating Leases
Operating lease, right of use assets	$2,187
Total operating lease right of use assets	$2,187
Accrued expenses and other current liabilities	$504
Operating lease liabilities, less current portion	1,689
Total operating lease liabilities	$2,193
Finance Leases
Property, plant and equipment, gross	$1,899
Accumulated depreciation	(1,062)
Total finance lease right of use assets	$837
Accrued expenses and other current liabilities	$443
Finance lease liabilities, less current portion	404
Total finance lease liabilities	$847
Weighted Average Remaining Lease Term
Operating leases	4.7 years
Finance leases	2.9 years
Weighted Average Discount Rate
Operating leases	6.25%
Finance leases	5.54%

At May 31, 2019, maturities of lease liabilities for each of the succeeding years were as follows:

	Operating Leases	Finance Leases
2020	617	478
2021	561	345
2022	514	74
2023	308	—
2024	232	—
Thereafter	315	—
Total lease payments	2,547	897
Less imputed interest	354	50
Total	2,193	847

As of May 31, 2019, the Company has not entered into any lease agreements that have not yet commenced.

At February 28, 2019, the Company was obligated under non-cancelable operating leases for equipment, as well as warehouse and office facilities for minimum annual rental payments, for each of the succeeding years, as follows:

Operating Leases
2019	$946
2020	604
2021	391
2022	154
2023	10
Thereafter	—
Total minimum lease payments	$2,105

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

The Company owns and occupies buildings as part of its operations. Certain space within these buildings may, from time to time, be leased to third parties from which the Company earns rental income as lessor. This leased space is recorded within property, plant and equipment and was not material to the Company's Consolidated Balance Sheet at May 31, 2019. Rental income earned by the Company for the three months ended May 31, 2019 was $142, which is recorded within Other income (expense).

(20)	Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	May 31, 2019	February 28, 2019	May 31, 2019	February 28, 2019	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,938,100	21,938,100	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	2,168,094	2,168,094	N/A	N/A	N/A

In April 2019, the Company was authorized by the Board of Directors to increase the number of Class A Common Stock available for repurchase in the open market to 3,000,000. At May 31, 2019, the Company's remaining authorized share repurchase for its Class A Common Stock was 4,383,271 shares.

(21)	Variable Interest Entities

A variable interest entity ("VIE") is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. Under ASC 810 - Consolidation, an entity that holds a variable interest in a VIE and meets certain requirements would be considered to be the primary beneficiary of the VIE and required to consolidate the VIE in its consolidated financial statements. In order to be considered the primary beneficiary of a VIE, an entity must hold a variable interest in the VIE and have both:

•	the power to direct the activities that most significantly impact the economic performance of the VIE; and
•	the right to receive benefits from, or the obligation to absorb losses of, the VIE that could be potentially significant to the VIE.

On September 1, 2015, Voxx acquired a majority voting interest in substantially all of the assets and certain specified liabilities of EyeLock, Inc. and EyeLock Corporation, a market leader of iris-based identity authentication solutions, through a newly-formed entity, EyeLock LLC. The Company has issued EyeLock LLC a promissory note for the purposes of repaying protective advances and funding working capital requirements of the entity and which bears interest at 10%. On March 19, 2019, this promissory note was amended and restated to allow EyeLock LLC to borrow up to $49,000. The amended and restated promissory note is due on August 31, 2019. The outstanding principal balance of this promissory note is convertible at the sole option of Voxx into units of EyeLock LLC. If Voxx chooses not to convert into equity, the outstanding loan principal of the amended and restated promissory note will be repaid at a multiple of 1.50 based on the repayment date. The agreement includes customary events of default and is collateralized by all of the property of EyeLock LLC.

We determined that we hold a variable interest in EyeLock LLC as a result of:

•	our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and
•	the loan agreement with EyeLock LLC, which has a total outstanding balance of $48,181 as of May 31, 2019.

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

Assets and Liabilities of EyeLock LLC

The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheets as of May 31, 2019 and February 28, 2019:

	May 31, 2019	February 28, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$154	$3
Accounts receivable, net	108	363
Inventory, net	—	(27)
Receivables from vendors	83	—
Prepaid expenses and other current assets	251	322
Total current assets	596	661
Property, plant and equipment, net	108	120
Intangible assets, net	32,298	33,064
Other assets	216	253
Total assets	$33,218	$34,098
Liabilities and Partners' Deficit
Current liabilities:
Accounts payable	$280	$1,122
Interest payable to VOXX	9,027	8,729
Accrued expenses and other current liabilities	586	1,030
Due to VOXX	48,181	44,937
Total current liabilities	58,074	55,818
Other long-term liabilities	1,200	1,200
Total liabilities	59,274	57,018
Commitments and contingencies
Partners' deficit:
Capital	41,416	41,416
Retained losses	(67,472)	(64,336)
Total partners' deficit	(26,056)	(22,920)
Total liabilities and partners' deficit	$33,218	$34,098

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Revenue and Expenses of EyeLock LLC

The following table sets forth the revenues and expenses of EyeLock LLC that were included in our Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended May 31, 2019 and 2018, respectively:

	For the three months ended May 31,
	2019	2018
Net sales	$21	$123
Cost of sales	71	10
Gross profit	(50)	113
Operating expenses:
Selling	201	328
General and administrative	1,220	1,226
Engineering and technical support	1,365	1,790
Total operating expenses	2,786	3,344
Operating loss	(2,836)	(3,231)
Interest and bank charges	(300)	(905)
Loss before income taxes	(3,136)	(4,136)
Income tax expense	—	—
Net loss	$(3,136)	$(4,136)

(22)	Segment Reporting

Effective March 1, 2019, the Company revised its reportable segments as a result of efforts made by management to re-align businesses, streamline operations, and better leverage resources. To reflect management's revised perspective, the Company now classifies its operations in the following three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. The Consumer Electronics segment is comprised of the Company's former Consumer Accessories and Premium Audio segments, with the exception of EyeLock LLC. The Biometrics segment consists of the Company's majority owned subsidiary, EyeLock LLC, which was previously included in the Consumer Accessories segment. This new segment has been created in order to provide greater visibility regarding the operational and financial performance of EyeLock LLC and of the Company as a whole. The Company’s Automotive Electronics segment has remained unchanged. The Company operates in these three distinct segments based upon our products and our internal organizational structure. The three operating segments are also the Company's reportable segments. Prior year segment amounts have been reclassified to conform to the current presentation.

Our Automotive Electronics segment designs, manufactures, markets and distributes rear-seat entertainment devices, satellite radio products, automotive security, remote start systems, mobile multimedia devices, aftermarket/OE-styled radios, car link-smartphone telematics applications, collision avoidance systems and location-based services.

Our Consumer Electronics segment designs, manufactures, markets and distributes home theater systems, high-end loudspeakers, outdoor speakers, business music systems, cinema speakers, flat panel speakers, wireless and Bluetooth speakers, soundbars, headphones, DLNA (Digital Living Network Alliance) compatible devices, remote controls, karaoke products, personal sound amplifiers, infant/nursery products, activity tracking bands, smart-home security and safety products, as well as A/V connectivity, portable/home charging, reception, and digital consumer products.

Our Biometrics segment designs, manufactures, markets and distributes iris identification and biometric security related products.

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

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Segment data for each of the Company's segments is presented below:

	Automotive Electronics	Consumer Electronics	Biometrics	Corporate/ Eliminations	Total
Three Months Ended May 31, 2019
Net sales	$29,642	$63,653	$6	$153	$93,454
Equity in income of equity investees	1,440	—	—	—	1,440
Interest expense and bank charges	99	2,398	302	(1,802)	997
Depreciation and amortization expense	187	1,141	785	1,179	3,292
Income (loss) before income taxes	450	460	(2,980)	(2,947)	(5,017)
Three Months Ended May 31, 2018
Net sales	$39,646	$60,904	$228	$77	$100,855
Equity in income of equity investees	1,814	—	—	—	1,814
Interest expense and bank charges	245	2,676	905	(2,726)	1,100
Depreciation and amortization expense	239	1,157	792	774	2,962
Income (loss) before income taxes	4,514	(1,699)	(4,123)	(2,357)	(3,665)

(23)	Revenue from Contracts with Customers

On March 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, and all the related amendments (“ASC Topic 606”), using the modified retrospective method. In addition, we elected to apply certain of the permitted practical expedients within the revenue recognition guidance and make certain accounting policy elections, including those related to significant financing components, sales taxes and shipping and handling activities. Most of the changes resulting from the adoption of ASC Topic 606 on March 1, 2018 were changes in presentation within the Consolidated Balance Sheet. Therefore, while we made adjustments to certain opening balances on our March 1, 2018 Consolidated Balance Sheet, we made no adjustment to opening Retained Earnings. The impact of the adoption of ASC Topic 606 has not had a material effect on our net income; however, adoption did increase the level of disclosures concerning our net sales.

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

We account for a contract or purchase order when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the product passes to the customer, which is upon shipment, unless otherwise specified within the customer contract or on the purchase order as delivery, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations related to timing of product shipment that will be satisfied in different accounting periods. When that is the case, revenue is deferred until each performance obligation is met. No performance obligation related amounts were deferred as of May 31, 2019 or May 31, 2018. Within our Automotive Electronics segment, while the majority of the contracts we enter into with Original Equipment Manufacturers (“OEM”) are long-term supply arrangements, the performance obligations are established by the enforceable contract, which is generally considered to be the purchase order. The purchase orders are of durations less than one year. As such, the Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis.

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of consumer electronic, automotive electronic, and biometric products. Our consumer electronics products primarily consist of finished goods sold to retail and consumer customers, consisting of premium audio products and other consumer electronic products. Our automotive electronic products are sold both to OEM and aftermarket customers. Our biometrics products are primarily sold to commercial customers. We recognize revenue for sales to our customers when transfer of control of the related good or service has occurred. All of our revenue was recognized under the point in time approach for the three months ended May 31, 2019. Contract terms with certain of our OEM customers could result in products and services being transferred over time as a result of the customized nature of some of our products, together with contractual provisions in the customer contracts that provide us with an enforceable right to payment for performance completed to date; however, under typical terms, we do not have the right to consideration until the time of shipment from our manufacturing facilities or distribution centers, or until the time of delivery to our customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to our right to consideration at the time of shipment or delivery.

Our typical payment terms vary based on the customer and the type of goods and services in the contract or purchase order. The period of time between invoicing and when payment is due is not significant. Amounts billed and due from our customers are classified as receivables on the Consolidated Balance Sheets. As our standard payment terms are less than one year, we have elected the practical expedient under ASC paragraph 606-10-32-18 to not assess whether a contract has a significant financing component.

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

While unit prices are generally fixed, we provide variable consideration for certain of our customers, typically in the form of promotional incentives at the time of sale. We utilize the most likely amount consistently to estimate the effect of uncertainty on the amount of variable consideration to which we would be entitled. The most likely amount method considers the single most likely amount from a range of possible consideration amounts. The most likely amounts are based upon the contractual terms of the incentives and historical experience with each customer. We record estimates for cash discounts, promotional rebates, and other promotional allowances in the period the related revenue is recognized (“Customer Credits”). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are presented within Accrued sales incentives on the Consolidated Balance Sheets. Actual Customer Credits have not differed materially from estimated amounts for each period presented. Amounts billed to customers for shipping and handling are included in Net sales and costs associated with shipping and handling are included in Cost of sales. We have concluded that our estimates of variable consideration are not constrained according to the definition within the standard. Additionally, the Company applies the practical expedient in ASC paragraph 606-10-25-18B and accounts for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment activity, rather than a separate performance obligation.

Under ASC Topic 606, we are required to present a refund liability and a return asset within the Consolidated Balance Sheets. The changes in the refund liability are reported in Net sales, and the changes in the return asset are reported in Cost of sales in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income. As of May 31, 2019 and February 28, 2019, the balance of the return asset was $1,876 and $1,962, respectively, and the balance of the refund liability was $3,948 and $4,415, respectively, and are presented within Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheets.

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

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company has no contract asset or contract liability balances at May 31, 2019 or February 28, 2019.

Disaggregation of Revenue

The Company operates in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. ASC Topic 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales are disaggregated by segment and product type for the three months ended May 31, 2019 and 2018:

	Three months ended May 31,
	2019	2018
Automotive Electronics Segment
OEM Products	$14,953	$23,085
Aftermarket Products	14,689	16,561
Total Automotive Segment	29,642	39,646
Consumer Electronics Segment
Premium Audio Products	36,698	32,389
Other Consumer Electronic Products	26,955	28,515
Total Consumer Electronics Segment	63,653	60,904
Biometrics Segment
Biometric Products	6	228
Total Biometrics Segment	6	228
Corporate/Eliminations	153	77
Total Net Sales	$93,454	$100,855

(24)	Contingencies

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

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(25)	New Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)." ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements" in July 2018, and ASU No. 2018-20 "Leases (Topic 842) - Narrow Scope Improvements for Lessors" in December 2018.  ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Company adopted the standard on March 1, 2019 using the modified retrospective method without the recasting of comparative periods’ financial information, as permitted by the transition guidance.

The Company adopted the package of practical expedients that allows companies to not reassess historical conclusions related to contracts that contain leases, existing lease classification, and initial direct costs. It did not adopt the hindsight practical expedient. The Company has also made an accounting policy election to exempt leases with an initial term of twelve months or less from balance sheet recognition. Instead, short-term leases will be expensed over the lease term. As a part of the implementation efforts, the Company reviewed its internal control structure and modified and augmented, as necessary.

Adoption of the new standard resulted in the recording of additional lease assets and lease liabilities, which totaled $2,227 and $2,243, respectively, on March 1, 2019. The standard did not materially affect the Company's consolidated financial position, results of operations, or cash flows, and did not have an impact on the Company's debt-covenant compliance. The new guidance was applied to all operating and capital leases at the date of initial application. Leases historically referred to as capital leases are now referred to as finance leases under the new guidance. See Note 19 for additional information on leases.

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities," which improves the financial reporting of hedging relationships to better align risk management activities in financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The provisions of this standard amend the hedge accounting model in ASC 815 to expand an entity's ability to hedge non-financial and financial risk components, reduce complexity in fair value hedges of interest rate risk, eliminate the requirement to separately measure and report hedge ineffectiveness, and generally require the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. The guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this guidance on March 1, 2019 and the impact of this new pronouncement on its consolidated financial statements was not material (see Note 4).

In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income due to the enactment of the Tax Cuts and Jobs Act ("TCJA") on December 22, 2017, which changed the Company's income tax rate from 35% to 21%. The amendments to the ASU changed US GAAP whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The amendments of the ASU may be adopted in total or in part using a full retrospective or modified retrospective method. The amendments of the ASU are effective for periods beginning after December 15, 2018. The Company adopted the standard on March 1, 2019 using a full retrospective method.  The adoption did not have a material impact on the Company.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Standards Issued Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendments to the guidance, ASU 2018-19 in November 2018, ASU 2019-04 in April 2019, and ASU 2019-05 in May 2019. The standard changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. ASU 2019-04 clarifies that equity instruments without readily determinable fair values for which an entity has elected the measurement alternative should be remeasured to fair value as of the date that an observable transaction occurred. ASU 2019-05 provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently evaluating the effect, if any, that ASU 2018-13 will have on its consolidated financial statements.

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

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

In October 2018, the FASB issued ASU No. 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities.” This ASU requires entities to consider indirect interests held through related parties under common control on a proportional basis, rather than as the equivalent of a direct interest in its entirety when determining whether a decision-making fee is a variable interest. The ASU is effective for fiscal years beginning after December 15, 2019 and for interim periods therein, with early adoption permitted. The Company is currently evaluating the effect, if any, that ASU 2018-17 will have on its consolidated financial statements.

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

Voxx German Accessory Holdings GmbH

On June 7, 2019, the Company entered into a definitive agreement to sell Voxx German Accessory Holdings GmbH (“VGAH”), which is headquartered in Langenzenn, Germany, to HF Company, a French company (“HF”).

Under the terms of the Stock Purchase Agreement (the “Agreement”), HF will acquire all of the outstanding stock of VGAH for a total consideration of approximately €16,700 or approximately $18,900, subject to financing and certain other contingencies and adjustments, minus related transaction fees and expenses. The Agreement also requires the parties to enter into an option agreement prior to closing with respect to VGAH’s real property in Langenzenn, granting HF the right to purchase same for €2,400 subject to certain contingencies. Voxx German Holdings GmbH, a German wholly-owned subsidiary of the Company, is the selling entity in this transaction. The Agreement contains representations, warranties and covenants that are customary for a transaction of this size and nature. The completion of the acquisition is subject to customary closing conditions and regulatory approvals.

Pulheim Property

On July 8, 2019, the Company, through its subsidiary Voxx German Holdings GmbH, entered into a notarized Purchase and Transfer Agreement with CLM S.A. RL for the Company’s real property in Pulheim, Germany. The purchase price is €10,920. €546 was deposited by the Purchaser with the German Notary as purchase price security. The closing will occur no later than September 30, 2019. At closing, the Seller will enter into a business rent agreement (“lease”) with the Purchaser for a portion of the real property to continue to operate the combined Magnat/Klipsch sales office in Germany.

Grant of Shares to Chief Executive Officer

On July 8, 2019, the Board of Directors approved a five-year Employment Agreement (the “Employment Agreement”), effective March 1, 2019, by and between the Company and Patrick M. Lavelle, the Company’s President and Chief Executive Officer. Under the terms of the Employment Agreement, in addition to a $1,000 salary and cash bonus based on the Company’s Adjusted EBITDA, Mr. Lavelle will receive a grant of 200,000 fully vested shares of Class A Common Stock. Additional grants of 100,000 shares of Class A Common Stock will be issued to Mr. Lavelle on each of March 1, 2020, 2021, and 2022. These stock grants are subject to a hold requirement as specified in the Employment Agreement. Mr. Lavelle shall receive a grant of Class A Common Stock, or the equivalent in cash, up to a maximum value of $5,000, based upon the achievement of a specified closing NASDAQ price of the Company’s shares in excess of $5.00 during the five-year term. In certain limited situations, the Company may be required to purchase certain of Mr. Lavelle’s shares. The Employment Agreement contains certain restrictive and non-solicitation covenants. During the second quarter of Fiscal 2020, the Company estimates that it will record a charge for the stock-based compensation costs related to the Employment Agreement of at least $800.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three months ended May 31, 2019 compared to the three months ended May 31, 2018. Next, we present EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share attributable to Voxx for the three months ended May 31, 2019 compared to the three months ended May 31, 2018 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

Unless specifically indicated otherwise, all amounts presented in our MD&A below are in thousands, except share and per share data.

Business Overview

VOXX International Corporation ("Voxx," "We," "Our," "Us" or the "Company") is a leading international manufacturer and distributor operating in the Automotive Electronics, Consumer Electronics, and Biometrics industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through sixteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., VOXX German Holdings GmbH ("Voxx Germany"), Audiovox Canada Limited, Voxx Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Klipsch Holding LLC ("Klipsch"), Omega Research and Development, LLC ("Omega"), Voxx Automotive Corp., and Audiovox Websales LLC, as well as a majority owned subsidiary, EyeLock LLC ("EyeLock"). We market our products under the Audiovox® brand name and other brand names and licensed brands, such as 808®, Acoustic Research®, Advent®, Car Link®, Chapman®, Code-Alarm®, Crimestopper™ Discwasher®, Energy®, Heco®, Invision®, Jamo®, Klipsch®, Mac Audio™, Magnat®, Mirage®, myris®, Oehlbach®, Omega®, Prestige®, Project Nursery®, RCA®, RCA Accessories, Rosen®, Schwaiger®, Terk® and Voxx Automotive, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products.

Reportable Segments

Effective March 1, 2019, the Company revised its reportable segments to better reflect the way the Company now manages its business. To reflect management's revised perspective, the Company now classifies its operations in the following three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. Prior year segment amounts have been reclassified to conform to the current presentation. See Note 22 to the Company's Consolidated Financial Statements for segment information.

Products included in these segments are as follows:

Automotive Electronics products include:

▪	mobile multi-media video products, including in-dash, overhead and headrest systems,
▪	autosound products including radios and amplifiers,
▪	satellite radios including plug and play models and direct connect models,
▪	smart phone telematics applications,
▪	automotive security, vehicle access and remote start systems,

▪	automotive power accessories,
▪	rear observation and collision avoidance systems,
▪	driver distraction products, and
▪	power lift gates.

Consumer Electronics products include:

▪	premium loudspeakers,
▪	architectural speakers,
▪	commercial speakers,
▪	outdoor speakers,
▪	flat panel speakers,
▪	wireless speakers,
▪	Bluetooth speakers,
▪	home theater systems,
▪	business music systems,
▪	streaming music systems,
▪	on-ear and in-ear headphones,
▪	wireless and Bluetooth headphones,
▪	soundbars and sound bases,
▪	DLNA (Digital Living Network Alliance) compatible devices,
▪	High-Definition Television ("HDTV") antennas,
▪	Wireless Fidelity ("WiFi") antennas,
▪	High-Definition Multimedia Interface ("HDMI") accessories,
▪	smart-home security and safety related products,
▪	home electronic accessories such as cabling and other connectivity products,
▪	power cords,
▪	performance enhancing electronics,
▪	TV universal remotes,
▪	flat panel TV mounting systems,
▪	karaoke products,
▪	infant/nursery products,
▪	activity tracking bands,
▪	healthcare wearables,
▪	power supply systems and charging products,

▪	electronic equipment cleaning products,
▪	personal sound amplifiers,
▪	set-top boxes,
▪	home and portable stereos, and
▪	digital multi-media products, such as personal video recorders and MP3 products.

Biometrics products include:

▪	iris identification products, and
▪	biometric security related products.

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

Acquisitions and Dispositions

There were no acquisitions or dispositions during the three months ended May 31, 2019.

Critical Accounting Policies and Estimates

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; accrued sales incentives; accounts receivable reserves; inventory valuation; valuation of long-lived assets; valuation and impairment assessment of goodwill, trademarks, and other intangible assets; warranties; stock-based compensation; recoverability of deferred tax assets; and the reserve for uncertain tax positions at the date of the consolidated financial statements.  A summary of the Company's critical accounting policies is identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the fiscal year ended February 28, 2019. Since February 28, 2019, there have been no changes in our critical accounting policies or changes to the assumptions and estimates related to them.

Results of Operations

As you read this discussion and analysis, refer to the accompanying Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income, which present the results of our operations for the three months ended May 31, 2019 and 2018.

The following tables set forth, for the periods indicated, certain statements of operations data for the three months ended May 31, 2019 and 2018.

Net Sales

	May 31,
	2019	2018	$ Change	% Change
Three Months Ended:
Automotive Electronics	$29,642	$39,646	$(10,004)	(25.2)%
Consumer Electronics	63,653	60,904	2,749	4.5%
Biometrics	6	228	(222)	(97.4)%
Corporate	153	77	76	98.7%
Total net sales	$93,454	$100,855	$(7,401)	(7.3)%

Automotive sales represented 31.7% of the net sales for the three months ended May 31, 2019 compared to 39.3% in the respective prior year period. Sales in this segment decreased during the three months ended May 31, 2019 as compared to the prior year due to various factors, including a decline in sales of the Company’s EVO product line, which was due in part to launch delays for certain vehicle models, as well as slower sales for certain programs that began in the prior year, which is attributable to a softening of global automotive industry sales. The Company’s OEM remote start and security sales also declined during the three months ended May 31, 2019 as one of the Company’s customers discontinued a program for passive entry products for its vehicles. Additionally, sales of aftermarket satellite radio and headrest products have all declined in the three months ended May 31, 2019, as compared to the prior year, as a result of an increase in standard factory equipped vehicles with these options. Offsetting the sales declines in this segment for the three months ended May 31, 2019 were increases in sales of certain safety and security products as compared to the prior year period.

Consumer Electronics sales represented 68.1% of our net sales for the three months ended May 31, 2019, compared to 60.4% in the prior year period. Sales increased for the three months ended May 31, 2019 as compared to the prior year due to several factors. The Company’s premium home separate speaker product sales increased as a result of the successful launch of two new domestic product lines during the second quarter of Fiscal 2019 and additional distribution partners for the Company’s premium commercial speaker products have had a favorable impact on sales for the three months ended May 31, 2019. Both reception and karaoke product sales were up for the three months ended May 31, 2019 as a result of expanded SKU offerings with certain customers, and sales of the Company’s activity bands have increased year over year as a result of increased motion program participants, as well as additional product offerings for participants, including the Apple watch. Offsetting these increases were decreases in sales of certain products during the three months ended May 31, 2019, such as the Company’s Project Nursery line, as a result of the elimination of baby video monitors, and the Company’s premium Bluetooth/wireless solutions, as a result of delays in the launch of new products. The Company also continued to see a decline in sales of certain hook-up products and remotes as a result of changes in customer demand and technology, as well as due to the Company’s continuing rationalization of SKU’s with the goal of limiting sales of lower margin products. Within its European market, the Company experienced decreases in sales as a result of increased competition for set top box products, as well as a decrease in its DIY product lines during the three months ended May 31, 2019.

Biometrics sales represented 0.01% of our net sales for the three months ended May 31, 2019, compared to 0.2% in the comparable prior year period. This segment experienced a decrease in sales for the three months ended May 31, 2019 as compared to the prior year. During the three months ended May 31, 2018, the Company had sales of its NXT perimeter access product. Inventory for this product sold out during the prior fiscal year and for the three months ended May 31, 2019, the Biometrics segment did not have inventory. Additional product inventory is expected to be delivered subsequent to the first quarter end in order to fill customer orders.

Gross Profit and Gross Margin Percentage

	May 31,
	2019	2018	$ Change	% Change
Three Months Ended:
Automotive Electronics	$6,628	$9,999	$(3,371)	(33.7)%
	22.4%	25.2%
Consumer Electronics	19,120	17,452	1,668	9.6%
	30.0%	28.7%
Biometrics	109	141	(32)	(22.7)%
	1816.7%	61.8%
Corporate	152	85	67	78.8%
	$26,009	$27,677	$(1,668)	(6.0)%
	27.8%	27.4%

Gross margins percentages for the Company have increased 40 basis points for the three months ended May 31, 2019 as compared to the three months ended May 31, 2018.

Gross margin percentages in the Automotive Electronics segment decreased 280 basis points for the three months ended May 31, 2019, as compared to the prior year period. The decrease in margins was driven primarily by the declines in OEM security and remote start sales, as well as aftermarket headrest products, as these products generate high gross margins for the segment. As an offset to these margin declines during the three months ended May 31, 2019, the Automotive Electronics segment experienced declines in satellite radio sales, which contribute lower margins to the group, while increased sales of certain aftermarket security products contributed favorably to margins for the quarter.

Gross margin percentages in the Consumer Electronics segment increased 130 basis points for the three months ended May 31, 2019, as compared to the prior year period. The increase in margins for the quarter were driven partially by increased sales of the Company’s premium home separate speakers, mobility products, and commercial speakers during the three months ended May 31, 2019, which earn high margins for the segment. Margins were also positively impacted by sales of the Company’s karaoke products, which also increased during the three months ended May 31, 2019. Offsetting these margin increases were declines in margins within our European market caused by changes in product mix, discounts offered on certain products during the three months ended May 31, 2019 that were not offered in the prior year period, as well as higher warehousing costs incurred related to the use of a third party for warehousing services beginning in the first quarter of Fiscal 2020. The Company also had a decrease in sales of hook-up and remote products during the three months ended May 31, 2019.

Gross margin percentages in the Biometrics segment increased for the three months ended May 31, 2019, as compared to the prior year period primarily as a result of the release of inventory reserves in the first quarter of Fiscal 2020 which had a positive impact on the segment’s gross margin for the three months ended May 31, 2019.

Operating Expenses

	May 31,
	2019	2018	$ Change	% Change
Three Months Ended:
Operating expenses:
Selling	$9,881	$10,694	$(813)	(7.6)%
General and administrative	17,425	16,112	1,313	8.1%
Engineering and technical support	5,807	5,911	(104)	(1.8)%
Total operating expenses	$33,113	$32,717	$396	1.2%

Total operating expenses have increased for the three months ended May 31, 2019 as compared with the respective prior year period.

Selling expenses decreased for the three months ended May 31, 2019 due to various factors, including headcount reductions related to Fiscal 2019 restructuring activities, lower commissions as a result of the decline in sales, and lower advertising costs and display amortization expense, as many displays and fixtures are fully amortized. These expense decreases were offset by salary increases within selling resulting from transfers of certain employees from general and administrative to selling in conjunction with restructuring activities taking place in Fiscal 2019.

General and administrative expenses increased during the three months ended May 31, 2019 primarily as a result of the reimbursement of certain professional fees and disbursements resulting from the favorable outcome of a lawsuit that was received during the three months ended May 31, 2018, which did not repeat in the current year. Offsetting this increase to general and administrative expenses for the three months ended May 31, 2019 were decreases in salary expense due to a reduction in headcount and the transfer of certain employees to selling in conjunction with Fiscal 2019 restructuring activities.

Engineering and technical support expenses for the three months ended May 31, 2019 decreased as compared to the prior year period. For the three months ended May 31, 2019, expenses were down due to decreased research and development expenditures related to projects nearing their completion. These declines were partially offset by an increase in the use of outside labor for certain projects during the quarter, as well as higher customer reimbursement compared to the prior period.

Other Income (Expense)

	May 31,
	2019	2018	$ Change	% Change
Interest and bank charges	$(997)	$(1,100)	$103	9.4%
Equity in income of equity investee	1,440	1,814	(374)	20.6%
Other, net	1,644	661	983	(148.7)%
Total other income (expense)	$2,087	$1,375	$712	51.8%

Interest and bank charges represent interest expense and fees related to the Company's bank obligations, supply chain financing agreements, and factoring agreements; interest related to finance leases; amortization of debt issuance costs; and credit card fees. During Fiscal 2019, the Company made an amendment to its Wells Fargo lending agreement in which the fees charged for the unused portion of the line of credit were lowered. The decrease in interest and bank charges for the three months ended May 31, 2019 is primarily related to the resulting reduction in these fees as compared to the prior year.

Equity in income of equity investee represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA"). The decrease in income for the three months ended May 31, 2019 is a result of lower sales in certain markets as compared to the prior year, the impact of tariffs, as well as certain product recall expenses incurred during the three months ended May 31, 2019 that were not present in the prior year.

Other, net includes net foreign currency gains or losses, interest income, rental income, and other miscellaneous income and expense. During the three months ended May 31, 2019, Other, net increased due primarily to the benefit from a key man life insurance policy in the amount of $1,000, related to a former employee of Klipsch Group, Inc. that Voxx became the beneficiary of in conjunction with the acquisition of Klipsch in Fiscal 2012.

Income Tax Provision

The effective tax rate for the three months ended May 31, 2019 was an income tax benefit of 52.7% on a pre-tax loss of $5,017, compared to an income tax benefit of 30.4% on a pre-tax loss of $3,665, in the comparable prior year period. The effective tax rate for the three months ended May 31, 2019 differs from the statutory rate of 21% primarily due to the immediate U.S. taxation of foreign earnings, non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates. In addition, the valuation allowance primarily increased for U.S. tax credits for which no income tax benefit can be recognized. The effective tax rate for the three months ended May 31, 2018 differed from the statutory rate of 21% primarily due to the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and the expected realization of certain deferred tax assets based on forecasted income including deferred tax liabilities relates to indefinite-lived intangible assets.

The estimated annual effective tax rate for the fiscal year ended February 28, 2020 is 54.2%. The calculation of the estimated annual effective tax rate is based on our annual pretax income forecast which includes profitable jurisdictions anticipating an income tax provision and loss jurisdictions for which a limited tax benefit can be recognized. If the annual pretax income forecast is achieved for the remainder of the fiscal year, the Company anticipates recognizing an income tax provision in the subsequent quarters of Fiscal 2020.

EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per Common Share

EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share are not financial measures recognized by GAAP. EBITDA represents net (loss) income attributable to VOXX International Corporation, computed in accordance with GAAP, before interest expense and bank charges, taxes, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for stock-based compensation expense and life insurance proceeds. Depreciation, amortization and stock-based compensation are non-cash items. Diluted Adjusted EBITDA per common share represents the Company's diluted earnings per common share based on Adjusted EBITDA.

We present EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share in this Form 10-Q because we consider them to be useful and appropriate supplemental measures of our performance. Adjusted EBITDA and Diluted Adjusted EBITDA per common share help us to evaluate our performance without the effects of certain GAAP calculations that may not have a direct cash impact on our current operating performance. In addition, the exclusion of certain costs or gains relating to certain events allows for a more meaningful comparison of our results from period-to-period. These non-GAAP measures, as we define them, are not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share should not be assessed in isolation from, are not intended to represent, and should not be considered to be more meaningful measures than, or alternatives to, measures of operating performance as determined in accordance with GAAP.

Reconciliation of GAAP Net Income Attributable to VOXX International Corporation to EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per Common Share

	Three months ended May 31,
	2019	2018
Net loss attributable to VOXX International Corporation	$(1,148)	$(939)
Adjustments:
Interest expense and bank charges (1)	878	747
Depreciation and amortization (1)	2,986	2,654
Income tax benefit	(2,645)	(1,113)
EBITDA	71	1,349
Stock-based compensation	159	107
Life insurance benefit	(1,000)	—
Adjusted EBITDA	$(770)	$1,456
Diluted loss per common share attributable to VOXX International Corporation	$(0.05)	$(0.04)
Diluted Adjusted EBITDA per common share attributable to VOXX International Corporation	$(0.03)	$0.06

(1)

For purposes of calculating Adjusted EBITDA for the Company, interest expense and bank charges, as well as depreciation and amortization, have been adjusted in order to exclude the non-controlling interest portion of these expenses attributable to EyeLock LLC.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of May 31, 2019, we had working capital of $149,430 which includes cash and cash equivalents of $60,004, compared with working capital of $151,169 at February 28, 2019, which included cash and cash equivalents of $58,236. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations, when applicable, and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions, or to further pay down our debt. As of May 31, 2019, we had cash amounts totaling $500 held in foreign bank accounts, none of which would be subject to United States federal income taxes if made available for use in the United States. The Tax Cuts and Jobs Act provides a 100% participation exemption on dividends received from foreign corporations after January 1, 2018 as the United States has moved away from a worldwide tax system and closer to a territorial system for earnings of foreign corporations.

Operating activities provided cash of $4,268 for the three months ended May 31, 2019, primarily due to the reduction of accounts receivable and vendor receivables, offset by a net decrease in accounts payable and accrued expenses and a decrease in accrued incentives, as well as due to sales declines and losses incurred by EyeLock LLC. For the three months ended May 31, 2018, operating activities provided cash of $3,285 principally due to a decrease in the Company's accounts receivable, which was offset by increases in receivables from vendors and decreases in accrued expenses and accrued sales incentives.

Investing activities used cash of $703 during the three months ended May 31, 2019 primarily as a result of capital expenditures. For the three months ended May 31, 2018, investing activities used cash of $1,878  primarily as a result of the issuance of notes receivable to 360fly, Inc.

Financing activities used cash of $1,536 during the three months ended May 31, 2019 primarily due to the repayment of bank obligations. During the three months ended May 31, 2018, financing activities provided cash of $146 primarily due to the borrowing of bank obligations, net of repayments.

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000, and a term loan in the amount of $15,000. The Credit Facility also includes a $15,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 16(b)). The entire outstanding balance of the term loan, which is not renewable, was repaid in Fiscal 2018. As of May 31, 2019, there was no balance outstanding under the revolving credit facility. The availability under the revolving credit line of the Credit Facility was $80,645 as of May 31, 2019.

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

The Company also utilizes supply chain financing arrangements and factoring agreements as a component of our financing for working capital, which accelerates receivable collection and helps to better manage cash flow. Under the agreements, the Company has agreed to sell certain of its accounts receivable balances to banking institutions who have agreed to advance amounts equal to the net accounts receivable balances due, less a discount as set forth in the respective agreements (see Note 8). The balances under these agreements are accounted for as sales of accounts receivable, as they are sold without recourse. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company's Consolidated Statements of Cash Flows. Fees incurred in connection with the agreements are recorded as interest expense by the Company.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At May 31, 2019, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period
Contractual Cash Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Finance lease obligation (1)	$847	$443	$404	$—	$—
Operating leases (2)	2,193	504	922	477	290
Total contractual cash obligations	$3,040	$947	$1,326	$477	$290
Other Commitments
Bank obligations (3)	$5,533	$5,533	$—	$—	$—
Stand-by and commercial letters of credit (4)	175	175	—	—	—
Other (5)	10,510	3,021	999	1,000	5,490
Contingent earn-out payments and other (6)	208	201	7	—	—
Pension obligation (7)	549	—	—	—	549
Unconditional purchase obligations (8)	61,391	61,391	—	—	—
Total other commitments	78,366	70,321	1,006	1,000	6,039
Total commitments	$81,406	$71,268	$2,332	$1,477	$6,329

1.

Represents total principal payments due under finance lease obligations which have a total current (included in other current liabilities) and long-term principal balance of $443 and $404, respectively, at May 31, 2019.

2.	We enter into operating leases in the normal course of business.
3.	Represents amounts outstanding under the Voxx Germany Euro asset-based lending facility at May 31, 2019.
4.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.
5.	This amount includes balances outstanding under loans and mortgages for our manufacturing facility in Florida and for facilities at Schwaiger and Voxx Germany.
6.	Represents contingent consideration payments due in connection with the Company’s Rosen acquisition.
7.	Represents the liability for an employer defined benefit pension plan covering certain eligible employees of Voxx Germany.
8.

Open purchase obligations represent inventory commitments.  These obligations are not recorded in the consolidated financial statements until commitments are fulfilled given that such obligations are subject to change based on negotiations with manufacturers.

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and possible future public or private debt and/or equity offerings.  At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which transactions may require the use of cash.  We believe that our cash, other liquid assets, operating cash flows, credit arrangements, and access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures, including the intercompany loan funding we provide to our majority owned subsidiary, EyeLock LLC. In the event they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity and/or debt financings as well as from other sources.  No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable when required.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Voxx conducts business in various non-U.S. countries, including Germany, Canada, Mexico, China, Denmark, the Netherlands, and France and thus is exposed to market risk for changes in foreign currency exchange rates. As a result, we have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the U.S., which can adversely impact our net income and cash flows. For the three months ended May 31, 2019, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $1,870, and net income of approximately $110. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations, and U. S. dollar denominated purchases in its foreign subsidiaries. The Company enters forward contracts to hedge certain euro-related transactions. The Company minimizes the risk of nonperformance on the forward contracts by transacting with major financial institutions. During the three months ended May 31, 2019 and 2018, the Company held forward contracts specifically designated for hedging (see Note 4). As of May 31, 2019 and May 31, 2018, unrealized gains (losses) of $119 and $(235), respectively, were recorded in other comprehensive income associated with these contracts. A hypothetical 10% adverse change in the fair value of our forward exchange contracts would result in a negative impact of $12 on the fair value of our forward exchange contracts at May 31, 2019.

We are also subject to risk from changes in foreign currency exchange rates from the translation of financial statements of our foreign subsidiaries and for long-term intercompany loans with the foreign subsidiaries. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive (loss) income. At May 31, 2019, we had translation exposure to various foreign currencies with the most significant being the Euro.  A hypothetical 10% adverse change in the foreign currency exchange rates would result in a negative impact of $16 on Other comprehensive (loss) income for the three months ended May 31, 2019.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela did not have any sales for the three months ended May 31, 2019 and there were minimal cash related assets invested in Venezuela as of May 31, 2019 that would be subject to government foreign exchange controls. The Company has certain long-lived assets in Venezuela, which are held for investment purposes and had a value of $0 as of May 31, 2019.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and investment grade corporate and U.S. government securities. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed. In connection with the Florida Mortgage, we have debt outstanding in the amount of $7,989 at May 31, 2019. Interest on this mortgage is charged at 70% of 1-month LIBOR plus 1.54%. The Company currently has one interest rate swap for the Florida Mortgage with a notional amount of $7,989 at May 31, 2019. This swap locks the interest rate at 3.48% (inclusive of credit spread) on the Florida Mortgage through the mortgage end date of March 2026. The Company also has debt outstanding with variable interest rates on its Euro asset-based lending obligation in Germany (see Note 16).

As of May 31, 2019, the total net fair value of the interest rate swap recorded in other liabilities on our Unaudited Consolidated Balance Sheet is $(256), which represents the amount that would be received/(paid) upon unwinding the interest rate swap agreement based on market conditions on that date. Changes in the fair value of this interest rate swap agreement is reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated other comprehensive (loss) income.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of May 31, 2019 to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three-month period ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 24 of the Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Note 15 of the Form 10-K for the fiscal year ended February 28, 2019 for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended February 28, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three months ended May 31, 2019.

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

101

The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended May 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii), the Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

July 10, 2019

By:	/s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By:	/s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer