Form 10-Q
period 2019-08-31
VOXX International Corp
filed 2019-10-10
CIK 807707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of October 9, 2019
Class A Common Stock	21,929,788 Shares
Class B Common Stock	2,260,954 Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	August 31, 2019	February 28, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,294	$58,236
Accounts receivable, net	68,371	73,391
Inventory, net	114,568	102,379
Receivables from vendors	366	1,009
Prepaid expenses and other current assets	9,605	10,449
Income tax receivable	1,239	921
Total current assets	233,443	246,385
Investment securities	2,518	2,858
Equity investment	21,688	21,885
Property, plant and equipment, net	59,864	60,493
Operating lease, right of use asset	2,301	—
Goodwill	54,785	54,785
Intangible assets, net	115,769	119,449
Deferred income tax assets	78	79
Other assets	1,937	2,877
Total assets	$492,383	$508,811
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$33,844	$31,143
Accrued expenses and other current liabilities	36,352	39,129
Income taxes payable	1,099	1,349
Accrued sales incentives	10,948	13,574
Current portion of long-term debt	6,665	10,021
Total current liabilities	88,908	95,216
Long-term debt, net of debt issuance costs	5,958	5,776
Finance lease liabilities, less current portion	974	516
Operating lease liabilities, less current portion	1,762	—
Deferred compensation	2,517	2,605
Deferred income tax liabilities	4,015	5,284
Other tax liabilities	1,128	1,332
Other long-term liabilities	2,481	2,981
Total liabilities	107,743	113,710
Commitments and contingencies (see Note 24)
Redeemable equity (see Note 7)	1,770	—
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 20)	—	—
Common stock:
Class A, $.01 par value, 60,000,000 shares authorized, 24,306,194 and 24,106,194 shares issued and 21,929,788 and 21,938,100 shares outstanding at August 31, 2019 and February 28, 2019, respectively	244	242
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding at both August 31, 2019 and February 28, 2019	22	22
Paid-in capital	298,289	296,946
Retained earnings	141,470	148,582
Accumulated other comprehensive loss	(18,231)	(16,944)
	421,794	428,848
Less: Treasury stock, at cost, 2,376,406 and 2,168,094 shares of Class A Common Stock at August 31, 2019 and February 28, 2019, respectively	(22,159)	(21,176)
Less: Redeemable equity	(1,770)	—
Total VOXX International Corporation stockholders' equity	397,865	407,672
Non-controlling interest	(14,995)	(12,571)
Total stockholders' equity	382,870	395,101

Total liabilities, redeemable equity, and stockholders' equity	$492,383	$508,811

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share data)

	Three months ended August 31,		Six months ended August 31,
	2019	2018	2019	2018
Net sales	$90,246	$108,867	$183,700	$209,722
Cost of sales	66,477	77,804	133,922	150,982
Gross profit	23,769	31,063	49,778	58,740
Operating expenses:
Selling	8,701	9,604	18,582	20,298
General and administrative	17,782	17,038	35,207	33,150
Engineering and technical support	5,035	6,070	10,842	11,981
Intangible asset impairment charges (see Note 10)	—	9,814	—	9,814
Total operating expenses	31,518	42,526	64,631	75,243
Operating loss	(7,749)	(11,463)	(14,853)	(16,503)
Other income (expense):
Interest and bank charges	(887)	(1,117)	(1,884)	(2,217)
Equity in income of equity investee	1,265	1,637	2,705	3,451
Investment gain (see Note 3)	775	—	775	—
Impairment of Venezuela investment properties (see Note 18)	—	(3,473)	—	(3,473)
Other, net	547	252	2,191	913
Total other income (expense), net	1,700	(2,701)	3,787	(1,326)
Loss before income taxes	(6,049)	(14,164)	(11,066)	(17,829)
Income tax expense (benefit)	1,115	8,338	(1,530)	7,225
Net loss	(7,164)	(22,502)	(9,536)	(25,054)
Less: net loss attributable to non-controlling interest	(1,200)	(1,699)	(2,424)	(3,312)
Net loss attributable to VOXX International Corporation	$(5,964)	$(20,803)	$(7,112)	$(21,742)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(215)	(50)	(1,026)	(2,070)
Derivatives designated for hedging	(177)	50	(284)	492
Pension plan adjustments	9	1	23	37
Unrealized holding gain on available-for-sale investment securities, net of tax	—	—	—	24
Other comprehensive (loss) income, net of tax	(383)	1	(1,287)	(1,517)
Comprehensive loss attributable to VOXX International Corporation	$(6,347)	$(20,802)	$(8,399)	$(23,259)
Loss per share - basic: Attributable to VOXX International Corporation	$(0.24)	$(0.85)	$(0.29)	$(0.89)
Loss per share - diluted: Attributable to VOXX International Corporation	$(0.24)	$(0.85)	$(0.29)	$(0.89)
Weighted-average common shares outstanding (basic)	24,481,477	24,355,791	24,457,482	24,355,791
Weighted-average common shares outstanding (diluted)	24,481,477	24,355,791	24,457,482	24,355,791

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity

(In thousands, except share and per share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Treasury Stock	Redeemable Equity	Total Stock- holders' Equity
Balances at February 28, 2019	$264	$296,946	$148,582	$(16,944)	$(12,571)	$(21,176)	$-	$395,101
Net loss	—	—	(1,148)	—	(1,224)	—	—	(2,372)
Other comprehensive loss, net of tax	—	—	—	(904)	—	—	—	(904)
Stock-based compensation expense	—	159	—	—	—	—	—	159
Balances at May 31, 2019	264	297,105	147,434	(17,848)	(13,795)	(21,176)	-	391,984
Net loss	—	—	(5,964)	—	(1,200)	—	—	(7,164)
Other comprehensive loss, net of tax	—	—	—	(383)	—	—	—	(383)
Stock-based compensation expense	2	1,184	—	—	—	—	(1,025)	161
Reclassifications of stockholders' equity to redeemable equity (see Note 7)	—	—	—	—	—	—	(745)	(745)
Repurchase of 208,312 shares of common stock	—	—	—	—	—	(983)	—	(983)
Balances at August 31, 2019	$266	$298,289	$141,470	$(18,231)	$(14,995)	$(22,159)	$(1,770)	$382,870

Balances at February 28, 2018	$278	$296,395	$194,673	$(14,222)	$(5,830)	$(21,176)	$-	$450,118
Net loss	—	—	(939)	—	(1,613)	—	—	(2,552)
Other comprehensive loss, net of tax	—	—	—	(1,518)	—	—	—	(1,518)
Adjustment to common stock	(14)	—	—	—	—	—	—	(14)
Stock-based compensation expense	—	107	—	—	—	—	—	107
Balances at May 31, 2018	264	296,502	193,734	(15,740)	(7,443)	(21,176)	-	446,141
Net loss	—	—	(20,803)	—	(1,699)	—	—	(22,502)
Other comprehensive loss, net of tax	—	—	—	1	—	—	—	1
Adjustment to common stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	127	—	—	—	—	—	127
Balances at August 31, 2018	$264	$296,629	$172,931	$(15,739)	$(9,142)	$(21,176)	$-	$423,767

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Six months ended August 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,536)	$(25,054)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,587	5,925
Amortization of debt discount	411	411
Intangible asset impairment charge	—	9,814
Bad debt expense	104	103
(Gain) loss on forward contracts	(213)	218
Equity in income of equity investees	(2,705)	(3,451)
Distribution of income from equity investees	2,903	3,263
Deferred income tax (benefit) expense	(1,276)	6,080
Non-cash compensation adjustment	(88)	(383)
Stock based compensation expense	1,345	234
Impairment of Venezuela investment properties	—	3,473
Loss on sale of property, plant and equipment	18	13
Changes in operating assets and liabilities:
Accounts receivable	4,386	9,285
Inventory	(12,791)	(7,644)
Receivables from vendors	641	136
Prepaid expenses and other	1,213	699
Investment securities-trading	340	508
Accounts payable, accrued expenses, accrued sales incentives and other liabilities	(3,475)	(2,225)
Income taxes payable	(738)	(1,225)
Net cash (used in) provided by operating activities	(12,874)	180
Cash flows used in investing activities:
Purchases of property, plant and equipment	(1,332)	(685)
Proceeds from sale of property, plant and equipment	26	51
Issuance of notes receivable	—	(3,164)
Net cash used in investing activities	(1,306)	(3,798)
Cash flows used in financing activities:
Principal payments on finance lease obligation	(310)	(190)
Repayment of bank obligations	(3,356)	(1,490)
Borrowings on bank obligations	—	1,487
Purchase of treasury stock	(983)	—
Net cash used in financing activities	(4,649)	(193)
Effect of exchange rate changes on cash	(113)	(3,738)
Net decrease in cash and cash equivalents	(18,942)	(7,549)
Cash and cash equivalents at beginning of period	58,236	51,740
Cash and cash equivalents at end of period	$39,294	$44,191

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

There are no reconciling items which impact the numerator of basic and diluted net (loss) income per common share.  A reconciliation between the denominator of basic and diluted net (loss) income per common share is as follows:

	Three months ended August 31,		Six months ended August 31,
	2019	2018	2019	2018
Weighted-average common shares outstanding (basic)	24,481,477	24,355,791	24,457,482	24,355,791
Effect of dilutive securities:
Restricted stock	—	—	—	—
Weighted-average common shares and potential common shares outstanding (diluted)	24,481,477	24,355,791	24,457,482	24,355,791

Restricted stock totaling 657,015 and 615,267 for the three months ended August 31, 2019 and 2018, respectively, and 642,280 and 527,283 for the six months ended August 31, 2019 and 2018, respectively, were not included in the net (loss) income per diluted share calculation because the exercise price of the restricted stock was greater than the average market price of the Company’s common stock during these periods, or the inclusion of these components would have been anti-dilutive.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(3)	Investment Securities

As of August 31, 2019, and February 28, 2019, the Company had the following investments:

August 31, 2019
Fair Value
Investment Securities
Marketable Equity Securities
Mutual funds	$2,518
Total Marketable Equity Securities	2,518
Total Investment Securities	$2,518

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

Other Long-Term Investments

In July 2017, the Company sold its investment in RxNetworks, a non-controlled corporation, consisting of shares of the investee’s preferred stock. Voxx recognized a gain of $1,416 during Fiscal 2018 for the sale of this investment. A portion of the cash proceeds for the sale was subject to a hold-back provision, which was not included in the calculation of the gain recognized in Fiscal 2018, as it was considered a gain contingency. During the second quarter of Fiscal 2020, the hold-back provision expired, and the Company received the remaining proceeds from the sale in August 2019. The Company recorded an investment gain of $775 for the three and six months ended August 31, 2019 for these proceeds received.

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

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents financial assets measured at fair value on a recurring basis at August 31, 2019:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$39,294	$39,294	$—
Derivatives:
Designated for hedging	$(162)	$—	$(162)
Investment securities:
Mutual funds	$2,518	$2,518	$—
Total investment securities	$2,518	$2,518	$—

The following table presents financial assets and liabilities measured at fair value on a recurring basis at February 28, 2019:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$58,236	$58,236	$—
Derivatives:
Designated for hedging	$88	$—	$88
Investment securities:
Mutual funds	$2,858	$2,858	$—
Total investment securities	$2,858	$2,858	$—

At August 31, 2019, the carrying amount of the Company's accounts receivable, short-term debt, accounts payable, accrued expenses, bank obligations and long-term debt approximates fair value because of (i) the short-term nature of the financial instrument; (ii) the interest rate on the financial instrument being reset every quarter to reflect current market rates; or (iii) the stated or implicit interest rate approximates the current market rates or are not materially different from market rates.

Derivative Instruments

The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts ranges from 1 month - 6 months and are classified in the balance sheet according to their terms. The Company also has an interest rate swap agreement as of August 31, 2019 that hedges interest rate exposure related to the forecasted outstanding balance of its Florida Mortgage, with monthly payments due through March 2026. The swap agreement locks the interest rate on the debt at 3.48% (inclusive of credit spread) through the maturity date of the loan. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either assets or liabilities based on the fair value of the instruments at the end of the period.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Financial Statement Classification

The following table discloses the fair value as of August 31, 2019 and February 28, 2019 of derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	August 31, 2019	February 28, 2019
Designated derivative instruments
Foreign currency contracts	Prepaid expenses and other current assets	$261	$172
Interest rate swap agreements	Other long-term liabilities	(423)	(84)
Total derivatives		$(162)	$88

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

During Fiscal 2019, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $4,800 and are designated as cash flow hedges at August 31, 2019. The current outstanding notional value of the Company's interest rate swap at August 31, 2019 is $7,883. For cash flow hedges, the gain or loss is reported as a component of Other comprehensive (loss) income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The net (loss) income recognized in Other comprehensive (loss) income for foreign currency contracts is expected to be recognized in Cost of sales within the next nine months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. The gain or loss on the Company’s interest rate swap is recorded in Other comprehensive (loss) income and subsequently reclassified into Interest and bank charges in the period in which the hedged transaction affects earnings. As of August 31, 2019, no foreign currency contracts or interest rate swaps originally designated for hedge accounting were de-designated or terminated.

Activity related to cash flow hedges recorded during the three and six months ended August 31, 2019 and 2018 was as follows:

	Three months ended			Six months ended
	August 31, 2019			August 31, 2019
	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain Reclassified from Accumulated Other Comprehensive Income	Gain (Loss) for Ineffectiveness	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain Reclassified from Accumulated Other Comprehensive Income	Gain (Loss) for Ineffectiveness
Cash flow hedges
Foreign currency contracts	$98	$109	$—	$316	$228	$—
Interest rate swaps	(167)	—	—	(339)	—	—

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

	Three months ended			Six months ended
	August 31, 2018			August 31, 2018
	Pretax Gain Recognized in Other Comprehensive Income	Pretax Gain Reclassified from Accumulated Other Comprehensive Income	Loss for Ineffectiveness in Other Income (a)	Pretax Gain Recognized in Other Comprehensive Income	Pretax Loss Reclassified from Accumulated Other Comprehensive Income	Gain for Ineffectiveness in Other Income (a)
Cash flow hedges
Foreign currency contracts	$56	$21	$(8)	$422	$(214)	$25
Interest rate swaps	27	—	—	38	—	—

(a)	Amount represents the ineffectiveness recorded in the prior year quarter. Prior to the adoption of ASU 2017-12, hedge ineffectiveness (as defined under ASC 815) was recorded in Other income (loss).
(5)	Accumulated Other Comprehensive (Loss) Income

The Company’s accumulated other comprehensive (loss) income consists of the following:

	Foreign Currency Translation Losses	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2019	$(16,222)	$(798)	$76	$(16,944)
Other comprehensive (loss) income before reclassifications	(1,026)	23	(126)	(1,129)
Reclassified from accumulated other comprehensive loss	—	—	(158)	(158)
Net current-period other comprehensive loss	(1,026)	23	(284)	(1,287)
Balance at August 31, 2019	$(17,248)	$(775)	$(208)	$(18,231)

During the three and six months ended August 31, 2019, the Company recorded tax expense related to derivatives designated in a hedging relationship of $(4) and $28, respectively, and pension plan adjustments of $0 in both periods.

The other comprehensive (loss) income before reclassification of $(1,026) includes the remeasurement of intercompany transactions of a long-term investment nature of $(123) with certain subsidiaries whose functional currency is not the U.S. dollar, and $(903) from translating the financial statements of the Company's non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar.

(6)	Supplemental Cash Flow Information

The following is supplemental information relating to the Unaudited Consolidated Statements of Cash Flows:

	Six months ended August 31,
	2019	2018
Non-cash investing and financing activities:
Capital expenditures funded by long-term obligations	$—	$360
Issuance of redeemable equity	1,025	-
Reclassification of stockholders' equity to redeemable equity	745	-
Cash paid during the period:
Interest (excluding bank charges)	$554	$764
Income taxes (net of refunds)	410	2,305

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(7)	Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Company’s Form 10-K for the fiscal year ended February 28, 2019.

A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates for a reason other than death, disability or retirement, prior to the release of the restrictions. The Company has a Supplemental Executive Retirement Plan (SERP), which was established in Fiscal 2014. Shares are granted based on certain performance criteria and vest on the later of three years from the date of grant, or the grantee reaching the age of 65 years. The shares will also vest upon termination of the grantee's employment by the Company without cause, provided that the grantee, at the time of termination, has been employed by the Company for at least 10 years, or as a result of the sale of all of the issued and outstanding stock, or all, or substantially all, of the assets of the subsidiary of which the grantee serves as CEO and/or President. When vested shares are issued to the grantee, the awards will be settled in shares or in cash, at the Company's sole option.  The grantee cannot transfer the rights to receive shares before the restricted shares vest. There are no market conditions inherent in the award, only an employee performance requirement, and the service requirement that the respective employee continues employment with the Company through the vesting date. During July 2019, the Company granted 71,352 shares of restricted stock under the SERP. The Company expenses the cost of the restricted stock awards on a straight-line basis over the requisite service period of each employee. For these purposes, the fair market value of the restricted stock is determined based on the mean of the high and low price of the Company's common stock on the grant dates. The fair market value of the restricted stock granted in July 2019 was $4.65.

Grant of Shares to Chief Executive Officer

On July 8, 2019, the Board of Directors approved a five-year Employment Agreement (the “Employment Agreement”), effective March 1, 2019, by and between the Company and Patrick M. Lavelle, the Company’s President and Chief Executive Officer. Under the terms of the Employment Agreement, in addition to a $1,000 salary and cash bonus based on the Company’s Adjusted EBITDA, Mr. Lavelle received certain stock-based compensation as discussed below:

-

An initial stock grant of 200,000 fully vested shares of Class A Common Stock issued under the 2012 Equity Incentive Plan. Compensation expense of $830 was recognized during the three and six months ended August 31, 2019 based upon the grant fair value of $4.15 per share.

-

Additional stock grants of 100,000 shares of Class A Common Stock to be issued on each of March 1, 2020, March 1, 2021, and March 1, 2022. Compensation expense of $155 was recognized during three and six months ended August 31, 2019 based upon the grant fair value of $4.15 per share using the graded vesting attribution method.

-

Grant of market stock units (“MSU’s”) up to a maximum value of $5,000, based upon the achievement of a 90-calendar day average stock price of no less than $5.49 over the performance period ending on the third and fifth anniversary of the effective date of the Employment Agreement. The value of the MSU award increases based upon predetermined targeted 90-calendar day average stock prices with a maximum of $5,000 if the 90-calendar day average high stock price equals or exceeds $15.00. The award is weighted toward achievement of a significant increase in our stock price as half of the award will be granted to Mr. Lavelle only if the 90-calendar day high stock price equals or exceeds $13.00. The average stock price is calculated based on the highest average closing price of one share of our Class A common stock, as reported on the NASDAQ Stock Market during any 90-calendar day period prior to each measurement date. The number of shares to be issued related to the MSUs based upon achievement of the maximum award value of $5,000 and if issued at $15.00 per share is estimated at 333,333 shares. Actual results may differ based upon when the high average stock price is achieved and settled.  The Company used a Monte Carlo simulation to calculate the fair value of the award on the grant date. A Monte Carlo simulation requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date. We recognized stock-based compensation expense of $40 related to these MSU’s using the graded vesting attribution method over the performance period. As of August 31, 2019, all of the MSU’s remain outstanding.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

All the stock grants under the Employment Agreement are subject to a hold requirement as specified in the Employment Agreement. The Employment Agreement gave Mr. Lavelle, in certain limited change of control situations, the right to require the Company to purchase the shares in connection with the Employment Agreement, shares personally acquired by Mr. Lavelle, and shares issued to him under other incentive compensation arrangements.  Accordingly, the stock awards issued in connection with the Employment Agreement are presented as redeemable equity on the consolidated balance sheet at grant-date fair value. Shares previously held by Mr. Lavelle under the SERP and those personally purchased by Mr. Lavelle have been reclassified from permanent equity to redeemable equity. As the contingent events that would allow Mr. Lavelle to redeem the shares are not probable at this time, remeasurement of the amounts in redeemable equity have not been recorded.  The Employment Agreement contains certain restrictive and non-solicitation covenants.

The following table presents a summary of the activity related to the SERP and the initial stock grant and additional stock grants under the Employment Agreement for the six months ended August 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested share balance at February 28, 2019	470,807	$5.49
Granted	571,352	4.52
Vested	277,696	3.99
Forfeited	—	—
Unvested share balance at August 31, 2019	764,463	$5.30

At August 31, 2019, there were 234,433 shares of vested and unissued shares under the Company’s SERP with a weighted average fair value of $7.55.

During the three and six months ended August 31, 2019, the Company recorded $1,186 and $1,345, respectively, in stock-based compensation related to the SERP, and to the initial stock grant, additional stock grants, and MSU’s under the Employment Agreement. As of August 31, 2019, there was approximately $3,410 of unrecognized stock-based compensation expense related to unvested restricted stock awards.

(8)	Supply Chain Financing

The Company has supply chain financing agreements and factoring agreements that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The balances under the agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three and six months ended August 31, 2019, net of discounts, were $14,404 and $36,987, respectively, compared to $24,945 and $47,924, respectively, for the three and six months ended August 31, 2018. During the second quarter of Fiscal 2020, the Company suspended its domestic supply chain financing activities as it has determined it has sufficient cash on hand for operations and does not require additional financing as of August 31, 2019. The Company has the option to resume its activity under the existing arrangements at any time.

(9)	Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $1,899 and $3,762 for the three and six months ended August 31, 2019, compared to $2,202 and $4,560 for the three and six months ended August 31, 2018, net of customer reimbursements, and are included within Engineering and technical support expenses on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(10)	Goodwill and Intangible Assets

The change in goodwill by segment is as follows:

Automotive Electronics:	Amount
Beginning balance at March 1, 2019	$8,252
Activity during the period	—
Balance at August 31, 2019	$8,252
Gross carrying amount at May 31, 2019	$8,252
Accumulated impairment charge	—
Net carrying amount at August 31, 2019	$8,252
Consumer Electronics:
Beginning balance at March 1, 2019	$46,533
Activity during the period	—
Balance at August 31, 2019	$46,533
Gross carrying amount at August 31, 2019	$78,696
Accumulated impairment charge	(32,163)
Net carrying amount at August 31, 2019	$46,533
Total Goodwill, net	$54,785

Note: The Company's Biometrics segment did not carry a goodwill balance at August 31, 2019 or February 28, 2019.

At August 31, 2019, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$49,541	$31,240	$18,301
Trademarks/Tradenames	485	423	62
Developed technology	31,290	10,883	20,407
Patents	5,374	3,295	2,079
License	1,400	1,400	—
Contract	2,141	2,025	116
Total finite-lived intangible assets	$90,231	$49,266	40,965
Indefinite-lived intangible assets
Trademarks			74,804
Total net intangible assets			$115,769

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

During the second quarter of Fiscal 2019, the Company re-evaluated its projections for several brands in its former Consumer Accessory and Automotive segments based on lower than anticipated results due to lower product load-ins, increased competition for certain product lines, a streamlining of SKU’s, and its marketing strategy for one of its brands.  Accordingly, these were considered indicators of impairment requiring the Company to test the related indefinite-lived tradenames for impairment. The Company tested these indefinite-lived intangible assets as of August 31, 2018 and as a result of its analysis, it was determined that several of the Company's Consumer Accessory trademarks and one Automotive trademark were impaired at August 31, 2018. The Company recorded an impairment charge of $9,814 for the three and six months ended August 31, 2018, with $9,654 related to the Consumer Accessories segment and $160 related to the Automotive segment.

The Company recorded amortization expense of $1,748 and $3,496 for the three and six months ended August 31, 2019, respectively, and $1,581 and $3,163 for the three and six months ended August 31, 2018, respectively. The estimated aggregate amortization expense for all amortizable intangibles for August 31 of each of the succeeding years is as follows:

Year	Amount
2020	$6,837
2021	6,618
2022	6,137
2023	5,510
2024	5,382

(11)	Equity Investment

As of August 31, 2019 and February 28, 2019, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	August 31, 2019	February 28, 2019
Current assets	$46,707	$45,135
Non-current assets	5,817	6,124
Liabilities	9,148	7,489
Members' equity	43,376	43,770

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

	Six months ended August 31,
	2019	2018
Net sales	$50,281	$50,560
Gross profit	15,542	16,509
Operating income	5,227	6,806
Net income	5,410	6,902

The Company's share of income from ASA was $1,265 and $2,705 for the three and six months ended August 31, 2019, and $1,637 and $3,451 for the three and six months ended August 31, 2018.

(12)	Income Taxes

The Company’s provision for income taxes consists of federal, foreign and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year.  At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. The authoritative guidance for accounting for income taxes allows use of the year-to-date effective tax rate (the “discrete method”) when a reliable estimate of the estimated annual effective tax rate cannot be made. During the interim period ended August 31, 2019, the Company determined the use of the discrete method for U.S. operations is more appropriate than the annual effective tax rate method due to sensitivity to small changes to projected pre-tax earnings, which resulted in significant variations in the customary relationship between income tax expense and pretax income. As such, the Company has estimated a foreign effective tax rate and applied that to its foreign year to date results and has discretely calculated the U.S. tax provision (benefit) based on pre-tax results through the six months ended August 31, 2019. The change in estimate is reflected in the tax provision (benefit) for the three and six months ended August 31, 2019.

For the three months ended August 31, 2019, the Company recorded an income tax provision of $1,115, which includes a discrete income tax benefit of $1,400. The Company recorded discrete tax benefits of $1,204 and $196 in connection with excluding the U.S. tax jurisdiction from the estimated annual effective tax rate and the reversal of uncertain tax provision liabilities as result of the lapse of the applicable statute of limitations, respectively. For the three months ended August 31, 2018, the Company recorded an income tax provision of $8,338, which includes a discrete income tax benefit of $226, related primarily to the reversal of uncertain tax provision liabilities, offset by a provision related to the accrual of interest for unrecognized tax benefits and the impact of remeasurement of state deferred taxes based on law changes enacted during the quarter.

The effective tax rates for the three months ended August 31, 2019 and 2018 were an income tax provision of 18.4% on a pre-tax loss of $6,049 and an income tax provision of 58.9% on a pre-tax loss of $14,164, respectively. The effective tax rate for the three months ended August 31, 2019 differs from the U.S. statutory rate of 21% primarily due to the calculation of the U.S. tax provision on a discrete basis, nondeductible permanent differences, non-controlling interest related to EyeLock LLC, an increase in the valuation allowance primarily for capital assets, state and local income taxes, and income taxed in foreign jurisdictions at varying tax rates. The effective tax rate for the three months ended August 31, 2018 differed from the statutory rate of 21% primarily due to the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates. In addition, the valuation allowance increased for tax credits and loss jurisdictions for which a limited tax benefit can be recognized.

For the six months ended August 31, 2019, the Company recorded an income tax benefit of $1,530, which includes a discrete income tax benefit of $1,380. The Company recorded discrete tax benefits of $1,204 and $176 in connection with excluding the U.S. tax jurisdiction from the estimated annual effective tax rate and the reversal of uncertain tax provision liabilities as result of lapse of the applicable statute of limitations, respectively. For the six months ended August 31, 2018, the Company recorded an income tax provision of $7,225, which includes a discrete income tax benefit of $199, primarily related to the reversal of uncertain tax provision liabilities, offset by a provision related to the accrual of interest for unrecognized tax benefits and the remeasurement of state deferred taxes based on law changes enacted during the period.

The effective tax rates for the six months ended August 31, 2019 and 2018 were an income tax benefit of 13.8% on a pre-tax loss of $11,066 and an income tax provision of 40.5% on a pre-tax loss of $17,829, respectively. The effective tax rate for the six months ended August 31, 2019 differs from the U.S. statutory rate of 21% primarily due to the calculation of the U.S. tax provision on a discrete basis, nondeductible permanent differences, non-controlling interest related to EyeLock LLC, an increase in the valuation allowance primarily for capital assets, state and local income

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

taxes, and income taxed in foreign jurisdictions at varying tax rates. The effective tax rate for the six months ended August 31, 2018 differed from the statutory rate of 21% primarily due to the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates.

At August 31, 2019, the Company had an uncertain tax position liability of $1,128, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S. federal, state and local, and foreign tax issues.

(13)	Inventory

Inventories by major category are as follows:

	August 31, 2019	February 28, 2019
Raw materials	$29,056	$27,518
Work in process	2,620	2,622
Finished goods	82,892	72,239
Inventory, net	$114,568	$102,379

(14)	Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs. Liabilities for product warranties and product repair costs are included within accrued expenses and other current liabilities on the Consolidated Balance Sheets.

	Three months ended August 31,		Six months ended August 31,
	2019	2018	2019	2018
Opening balance	$4,151	$4,925	$4,469	$6,233
Liabilities for warranties accrued during the period	1,147	1,366	2,434	2,866
Balances transferred (a)	—	—	—	(832)
Warranties paid during the period	(1,236)	(1,436)	(2,841)	(3,412)
Ending balance	$4,062	$4,855	$4,062	$4,855

(a)

In conjunction with the implementation of ASC Topic 606 in Fiscal 2019, Revenue from Contracts with Customers (see Note 23), the Company recorded a refund liability, representing the amount of consideration received for products sold that the Company expects to refund to customers, as well as a corresponding return asset that reflects the Company's right to receive goods back from customers. The return asset is calculated as the carrying amount of goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value and is included in Prepaid expenses and other current assets on the Unaudited Consolidated Balance Sheet at August 31, 2019 and February 28, 2019. The balance above represents amounts that would reduce the value of inventory returned to the Company and was reclassified to the return asset in order to properly reflect the value of the inventory the Company expects to receive back from customers.

(15)	Accrued Restructuring Expense

During the year ended February 28, 2019, the Company realigned certain businesses within the organization to lower and contain overhead costs, as well as conducted an aggressive SKU rationalization program to streamline certain product offerings, which resulted in total restructuring expenses of $4,588 for the year ended February 28, 2019, consisting primarily of employee severance. $3,883 of these restructuring charges were not yet settled as of February 28, 2019 and were included in Accrued expenses and other current liabilities. During the three and six months ended August 31, 2019, an additional $497 and $1,440, respectively, of the accrual was settled and no additional restructuring expenses were incurred.  At August 31, 2019, the remaining restructuring accrual in Accrued expenses and other current liabilities is $2,443.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(16)	Financing Arrangements

The Company has the following financing arrangements:

	August 31, 2019	February 28, 2019
Debt
Domestic credit facility (a)	$—	$—
Florida mortgage (b)	7,883	8,112
Euro asset-based lending obligation (c)	3,922	6,699
Schwaiger mortgage (d)	130	235
Voxx Germany mortgage (e)	2,114	2,588
Total debt	14,049	17,634
Less: current portion of long-term debt	6,665	10,021
Long-term debt	7,384	7,613
Less: debt issuance costs	1,426	1,837
Total long-term debt, net of debt issuance costs	$5,958	$5,776

(a)	Domestic Credit Facility

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000, and a term loan in the amount of $15,000. The Credit Facility also includes a $15,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 16(b)). The entire outstanding balance of the term loan, which is not renewable, was repaid in Fiscal 2018. As of August 31, 2019, there was no balance outstanding under the revolving credit facility. The availability under the revolving credit line of the Credit Facility was $91,935 as of August 31, 2019.

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

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that swingline loans may only be designated as Base Rate Loans.  Loans designated as LIBOR Rate Loans bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.75 - 2.25%.  Loans designated as Base Rate loans bear interest at a rate equal to the applicable margin for Base Rate Loans of 0.75 - 1.25% as defined in the agreement. As of August 31, 2019, the weighted average interest rate on the facility was 6.00%.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Provided that the Company is in a Compliance Period (the period commencing on that day in which Excess Availability is less than 12.5% of the Maximum Revolver Amount and ending on a day in which Excess Availability is equal to or greater than 12.5% for any consecutive 30 day period thereafter), the Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of August 31, 2019, the Company was not in a Compliance Period.

The obligations under the loan documents are secured by a general lien on, and security interest in, substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles and inventory.  The Company has guaranteed the obligations of the borrowers under the Credit Agreement.

Charges incurred on the unused portion of the Credit Facility during the three and six months ended August 31, 2019 totaled $126 and $252, respectively, compared to $125 and $272 during the three and six months ended August 31, 2018, respectively. These charges are included within Interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company has deferred financing costs related to the Credit Facility and a previous amendment and modification of the Credit Facility. These deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance and are amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income over the five-year term of the Credit Facility. During both of the three and six months ended August 31, 2019 and 2018, the Company amortized $197 and $395 of these costs, respectively. The net unamortized balance of these deferred financing costs as of August 31, 2019 is $1,224.

(b)	Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida.  Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. The Florida Mortgage bears interest at 70% of 1-month LIBOR plus 1.54% (3.71% at August 31, 2019) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The financial covenants of the Florida Mortgage are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, which are recorded as deferred financing costs and included in Long-term debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and are being amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income over the ten-year term of the Florida Mortgage. The Company amortized $8 and $16 of these costs during both of the three and six months ended August 31, 2019 and 2018, respectively. The net unamortized balance of these deferred financing costs as of August 31, 2019 is $202.

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

Foreign bank obligations include a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000 for the Company's subsidiary, VOXX Germany, which expires on July 31, 2020. The rate of interest for the ABL is the three-month Euribor plus 2.3% (1.87% at August 31, 2019). As of August 31, 2019, the amount outstanding under this credit facility, which is payable on demand, does not exceed the credit limit.

(d)	Schwaiger Mortgage

In January 2012, Voxx German Holdings, GmbH purchased a building for the Schwaiger business, entering into a mortgage note payable. The mortgage note bears interest at 3.75% and will be fully paid by December 2019.

(e)	Voxx Germany Mortgage

This balance represents a mortgage on the land and building housing Voxx Germany's headquarters in Pulheim, Germany, which was entered into in January 2013. The mortgage bears interest at 2.85%, payable in twenty-six quarterly installments, with a final payment due in September 2019. The note was fully paid on September 30, 2019 in conjunction with the sale of the building (see Note 26).

(17)	Other Income (Expense)

Other income (expense) is comprised of the following:

	Three months ended August 31,		Six months ended August 31,
	2019	2018	2019	2018
Foreign currency gain (loss)	$130	$(131)	$236	$204
Interest income	225	269	615	475
Rental income	142	132	284	253
Miscellaneous	50	(18)	1,056	(19)
Total other, net	$547	$252	$2,191	$913

Included within miscellaneous for the six months ended August 31, 2019 are the proceeds from a key man life insurance policy in the amount of $1,000 related to a former employee of Klipsch Group, Inc. that Voxx became the beneficiary of in conjunction with the acquisition of Klipsch in Fiscal 2012. At the time of acquisition, the individual was no longer employed by Klipsch and was never an employee of Voxx; however, Voxx has remained the beneficiary of the policy until the individual’s death.

(18)	Foreign Currency

The Company has a subsidiary in Venezuela. Venezuela has experienced significant political and civil unrest, as well as economic instability for several years, and has implemented various foreign currency and price controls. The country has also experienced high rates of inflation over the last several years. The President of Venezuela has the authority to legislate certain areas by decree, which allows the government to nationalize certain industries or expropriate certain companies and property. These factors have had a negative impact on our business and our financial condition. The Company accounts for its Venezuela subsidiary as hyper-inflationary in accordance with the guidelines in ASC 830, "Foreign Currency." A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3-year period.  The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars. On August 20, 2018, the government devalued the Bolivar Fuerte in an attempt to address continuing hyperinflation, also renaming it the Sovereign Bolivar. As of August 31, 2019, the DICOM rate for the Sovereign Bolivar was approximately 20,460 bolivars to the U.S. dollar compared to 61 at August 31, 2018. Total net currency exchange losses for Venezuela of ($2) were recorded for the three and six months ended August 31, 2019, respectively,

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

as compared to ($2) and ($5) for the three and six months ended August 31, 2018, respectively, and are included in Other income (expense) on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration. Control of an underlying asset is conveyed if we obtain the rights to direct the use of, and to obtain substantially all of the economic benefit from, the use of the underlying asset. Some of our leases include both lease and non-lease components which are accounted for as a single lease component, as we have elected the practical expedient in ASU 842-10-15-37. Some of our operating lease agreements include variable lease costs, including taxes, common area maintenance or increases in rental costs related to inflation. Such variable payments, other than those dependent upon a market index or rate, are expensed when the obligation for those payments is incurred. Lease expense is recorded in operating expenses in the Consolidated Statement of Operations and Comprehensive (Loss) Income. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less which do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise are considered short term leases and are not recorded on the balance sheet. The Company had no short term leases during the three and six months ended August 31, 2019.

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

We have operating leases for office equipment, as well as offices, warehouses, and other facilities used for our operations. We also have finance leases comprised primarily of computer hardware and machinery and equipment. Our leases have remaining lease terms of less than 1 year to 7 years, some of which include renewal options. We consider these renewal options in determining the lease term used to establish our right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal option will be exercised.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

The components of lease cost for the three and six months ended August 31, 2019 were as follows:

	Three months ended	Six months ended
	August 31, 2019	August 31, 2019
Operating lease cost (a) (c)	$233	$459
Finance lease cost:
Amortization of right of use assets (a)	117	349
Interest on lease liabilities (b)	12	24
Total finance lease cost	$129	$373

(a)	Recorded within Selling, General and administrative, Engineering and technical support, and Cost of sales on the Consolidated Statement of Operations and Comprehensive (Loss) Income.
(b)	Recorded within Interest and bank charges on the Consolidated Statement of Operations and Comprehensive (Loss) Income.
(c)	Includes immaterial amounts related to variable rent expense.

Supplemental cash flow information related to leases is as follows:

Six months ended
August 31, 2019
Non-cash investing and financing activities:
Right of use assets obtained in exchange for operating lease obligations	$534
Right of use assets obtained in exchange for finance lease obligations	1,024
Upon the adoption of ASC 842:
Right of use assets recorded in exchange for operating lease obligations	$2,227
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$434
Operating cash flows from finance leases	24
Finance cash flows from finance leases	310

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Supplemental balance sheet information related to leases is as follows:

August 31, 2019
Operating Leases
Operating lease, right of use assets	$2,301
Total operating lease right of use assets	$2,301
Accrued expenses and other current liabilities	$560
Operating lease liabilities, less current portion	1,762
Total operating lease liabilities	$2,322
Finance Leases
Property, plant and equipment, gross	$2,918
Accumulated depreciation	(1,130)
Total finance lease right of use assets	$1,788
Accrued expenses and other current liabilities	$672
Finance lease liabilities, less current portion	974
Total finance lease liabilities	$1,646
Weighted Average Remaining Lease Term
Operating leases	4.5 years
Finance leases	3.9 years
Weighted Average Discount Rate
Operating leases	6.24%
Finance leases	3.87%

At August 31, 2019, maturities of lease liabilities for each of the succeeding years were as follows:

	Operating Leases	Finance Leases
2020	$684	711
2021	670	525
2022	547	318
2023	273	158
2024	228	—
Thereafter	271	—
Total lease payments	2,673	1,712
Less imputed interest	351	66
Total	$2,322	1,646

As of August 31, 2019, the Company has not entered into any lease agreements that have not yet commenced.

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

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

The Company owns and occupies buildings as part of its operations. Certain space within these buildings may, from time to time, be leased to third parties from which the Company earns rental income as lessor. This leased space is recorded within property, plant and equipment and was not material to the Company's Consolidated Balance Sheet at August 31, 2019. Rental income earned by the Company for the three and six months ended August 31, 2019 was $142 and $284, respectively, which is recorded within Other income (expense).

(20)	Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	August 31, 2019	February 28, 2019	August 31, 2019	February 28, 2019	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,929,788	21,938,100	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	2,376,406	2,168,094	N/A	N/A	N/A

In April 2019, the Company was authorized by the Board of Directors to increase the number of Class A Common Stock available for repurchase in the open market to 3,000,000. During the three and six months ended August 31, 2019, the Company repurchased 208,312 shares for an aggregate cost of $983. At August 31, 2019, the Company's remaining authorized share repurchase for its Class A Common Stock was 2,791,688 shares.

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

On September 1, 2015, Voxx acquired a majority voting interest in substantially all of the assets and certain specified liabilities of EyeLock, Inc. and EyeLock Corporation, a market leader of iris-based identity authentication solutions, through a newly-formed entity, EyeLock LLC. The Company issued EyeLock LLC a promissory note for the purposes of repaying protective advances and funding working capital requirements of the entity. On August 21, 2019, this promissory note was amended and restated to allow EyeLock LLC to borrow up to $55,000. Through March 1, 2019, interest on the outstanding principal of the loan accrued at 10%. From March 1, 2019 forward, interest will accrue at 2.5%. The amended and restated promissory note is due on August 31, 2020. The outstanding principal balance of this promissory note is convertible at the sole option of Voxx into units of EyeLock LLC. If Voxx chooses not to convert into equity, the outstanding loan principal of the amended and restated promissory note will be repaid at a multiple of 1.50 based on the repayment date. The agreement includes customary events of default and is collateralized by all of the property of EyeLock LLC.

We determined that we hold a variable interest in EyeLock LLC as a result of:

•	our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and
•	the loan agreement with EyeLock LLC, which has a total outstanding balance of $49,996 as of August 31, 2019.

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

Assets and Liabilities of EyeLock LLC

The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheets as of August 31, 2019 and February 28, 2019:

	August 31, 2019	February 28, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$81	$3
Accounts receivable, net	183	363
Inventory, net	303	(27)
Receivables from vendors	16	—
Prepaid expenses and other current assets	242	322
Total current assets	825	661
Property, plant and equipment, net	90	120
Intangible assets, net	31,533	33,064
Other assets	166	253
Total assets	$32,614	$34,098
Liabilities and Partners' Deficit
Current liabilities:
Accounts payable	$350	$1,122
Interest payable to VOXX	9,337	8,729
Accrued expenses and other current liabilities	864	1,030
Due to VOXX	49,996	44,937
Total current liabilities	60,547	55,818
Other long-term liabilities	1,200	1,200
Total liabilities	61,747	57,018
Commitments and contingencies
Partners' deficit:
Capital	41,416	41,416
Retained losses	(70,549)	(64,336)
Total partners' deficit	(29,133)	(22,920)
Total liabilities and partners' deficit	$32,614	$34,098

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Revenue and Expenses of EyeLock LLC

The following table sets forth the revenues and expenses of EyeLock LLC that were included in our Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended August 31, 2019, respectively:

	For the three months ended August 31,		For the six months ended August 31,
	2019	2018	2019	2018
Net sales	$253	$93	$274	$216
Cost of sales	343	26	414	36
Gross profit	(90)	67	(140)	180
Operating expenses:
Selling	161	296	362	624
General and administrative	1,157	1,317	2,377	2,543
Engineering and technical support	1,354	1,828	2,719	3,618
Total operating expenses	2,672	3,441	5,458	6,785
Operating loss	(2,762)	(3,374)	(5,598)	(6,605)
Interest and bank charges	(315)	(982)	(615)	(1,887)
Loss before income taxes	(3,077)	(4,356)	(6,213)	(8,492)
Income tax expense	—	—	—	—
Net loss	$(3,077)	$(4,356)	$(6,213)	$(8,492)

(22)	Segment Reporting

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

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Segment data for each of the Company's segments is presented below:

	Automotive Electronics	Consumer Electronics	Biometrics	Corporate/ Eliminations	Total
Three Months Ended August 31, 2019
Net sales	$26,845	$63,034	$254	$113	$90,246
Equity in income of equity investees	1,265	—	—	—	1,265
Interest expense and bank charges	118	2,469	313	(2,013)	887
Depreciation and amortization expense	193	1,122	784	1,196	3,295
Income (loss) before income taxes	316	(1,067)	(3,042)	(2,256)	(6,049)

Three Months Ended August 31, 2018
Net sales	$40,006	$68,328	$184	$349	$108,867
Equity in income of equity investees	1,637	—	—	—	1,637
Interest expense and bank charges	239	2,722	982	(2,826)	1,117
Depreciation and amortization expense	224	1,157	792	790	2,963
Income (loss) before income taxes (a)	1,010	(10,432)	(4,335)	(407)	(14,164)

Six Months Ended August 31, 2019
Net sales	$56,487	$126,687	$260	$266	$183,700
Equity in income of equity investees	2,705	—	—	—	2,705
Interest expense and bank charges	217	4,867	615	(3,815)	1,884
Depreciation and amortization expense	380	2,263	1,569	2,375	6,587
Income (loss) before income taxes	777	(607)	(6,022)	(5,214)	(11,066)

Six Months Ended August 31, 2018
Net sales	$79,652	$129,232	$412	$426	$209,722
Equity in income of equity investees	3,451	—	—	—	3,451
Interest expense and bank charges	484	5,398	1,887	(5,552)	2,217
Depreciation and amortization expense	463	2,314	1,584	1,564	5,925
Income (loss) before income taxes (a)	5,524	(12,131)	(8,458)	(2,764)	(17,829)

(a)

Included in Income (loss) before taxes for the three and six months ended August 31, 2018 are intangible asset impairment charges totaling $9,814 ($9,654 within the Consume Electronics segment and $160 within the Automotive Electronics segment) (see Note 10), as well as the impairment charge of $3,473 related to investment properties in Venezuela within the Automotive Electronics segment (see Note 18).

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

We account for a contract or purchase order when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the product passes to the customer, which is upon shipment, unless otherwise specified within the customer contract or on the purchase order as delivery, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations related to timing of product shipment that will be satisfied in different accounting periods. When that is the case, revenue is deferred until each performance obligation is met. No performance obligation related amounts were deferred as of August 31, 2019 or August 31, 2018. Within our Automotive Electronics segment, while the majority of the contracts we enter into with Original Equipment Manufacturers (“OEM”) are long-term supply arrangements, the performance obligations are established by the enforceable contract, which is generally considered to be the purchase order. The purchase orders are of durations less than one year. As such, the Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed.

Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis.

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of consumer electronic, automotive electronic, and biometric products. Our consumer electronics products primarily consist of finished goods sold to retail and consumer customers, consisting of premium audio products and other consumer electronic products. Our automotive electronic products are sold both to OEM and aftermarket customers. Our biometrics products are primarily sold to commercial customers. We recognize revenue for sales to our customers when transfer of control of the related good or service has occurred. All of our revenue was recognized under the point in time approach for the three and six months ended August 31, 2019. Contract terms with certain of our OEM customers could result in products and services being transferred over time as a result of the customized nature of some of our products, together with contractual provisions in the customer contracts that provide us with an enforceable right to payment for performance completed to date; however, under typical terms, we do not have the right to consideration until the time of shipment from our manufacturing facilities or distribution centers, or until the time of delivery to our customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to our right to consideration at the time of shipment or delivery.

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

Under ASC Topic 606, we are required to present a refund liability and a return asset within the Consolidated Balance Sheets. The changes in the refund liability are reported in Net sales, and the changes in the return asset are reported in Cost of sales in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income. As of August 31, 2019 and February 28, 2019, the balance of the return asset was $1,121 and $1,962, respectively, and the balance of the refund liability was $2,990 and $4,415, respectively, and are presented within Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheets.

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

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized.  The Company has no contract asset or contract liability balances at August 31, 2019 or February 28, 2019.

Disaggregation of Revenue

The Company operates in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. ASC Topic 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales are disaggregated by segment and product type for the three and six months ended August 31, 2019 and 2018:

	Three months ended August 31,		Six months ended August 31,
	2019	2018	2019	2018
Automotive Electronics Segment
OEM Products	$11,810	$23,225	$26,763	$46,310
Aftermarket Products	15,035	16,781	29,724	33,342
Total Automotive Segment	26,845	40,006	56,487	79,652
Consumer Electronics Segment
Premium Audio Products	38,108	39,652	74,806	72,041
Other Consumer Electronic Products	24,926	28,676	51,881	57,191
Total Consumer Electronics Segment	63,034	68,328	126,687	129,232
Biometrics Segment
Biometric Products	254	184	260	412
Total Biometrics Segment	254	184	260	412
Corporate/Eliminations	113	349	266	426
Total Net Sales	$90,246	$108,867	$183,700	$209,722

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(24)	Contingencies

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendments to the guidance, ASU 2018-19 in November 2018, ASU 2019-04 in April 2019, and ASU 2019-05 in May 2019. The standard changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. ASU 2019-04 clarifies that equity instruments without readily determinable fair values for which an entity has elected the measurement alternative should be remeasured to fair value as of the date that an observable transaction occurred. ASU 2019-05 provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

In July 2019, the FASB issued ASU No. 2019-07, “Codification Updates to SEC Sections - Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update).” ASU 2019-07 clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with the SEC’s regulations, thereby eliminating redundancies and making the codification easier to apply. This ASU is effective upon issuance and did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

(26)	Subsequent Events

Pulheim Property

On September 30, 2019, the Company, through its subsidiary Voxx German Holdings GmbH (the “Seller”), completed a transaction to sell its real property in Pulheim, Germany to CLM S.A. RL (“the Purchaser”). Net proceeds received from the transaction were approximately $9,700 after transactional costs and repayment of the outstanding mortgage, which was $2,114 on September 30, 2019. At closing, the Seller entered into a business rent agreement (“lease”) with the Purchaser for a portion of the real property to continue to operate the combined Magnat/Klipsch sales office in Germany.

Voxx German Accessories Holdings GmbH

On September 30, 2019, HF Company (“HF”) notified VOXX International Corporation (the “Company”) that it was rescinding the Stock Purchase Agreement (the “Agreement”) entered into on June 7, 2019 for the Company’s subsidiary, Voxx German Accessories Holdings GmbH (“VGAH”) as a result of the non-fulfillment of certain conditions precedent to closing, including HF Company’s inability to obtain financing for the transaction purchase price. The rescission of the Agreement also caused the rescission of an option with respect to VGAH’s real property in Langenzenn, which had granted HF the right to purchase the property subject to certain contingencies.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three and six months ended August 31, 2019 compared to the three and six months ended August 31, 2018. Next, we present EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share attributable to Voxx for the three and six months ended August 31, 2019 compared to the three and six months ended August 31, 2018 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

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

Acquisitions and Dispositions

There were no acquisitions or dispositions during the three and six months ended August 31, 2019.

Critical Accounting Policies and Estimates

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; accrued sales incentives; accounts receivable reserves; inventory valuation; valuation of long-lived assets; valuation and impairment assessment of goodwill, trademarks, and other intangible assets; warranties; stock-based compensation; recoverability of deferred tax assets; and the reserve for uncertain tax positions at the date of the consolidated financial statements.  A summary of the Company's critical accounting policies is identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the fiscal year ended February 28, 2019. Since February 28, 2019, there have been no changes in our critical accounting policies or changes to the assumptions and estimates related to them, with the exception of the Company’s use of the discrete method of estimating its U.S. tax provision (benefit) beginning in the second quarter of Fiscal 2020 (see Note 12).

Results of Operations

As you read this discussion and analysis, refer to the accompanying Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income, which present the results of our operations for the three and six months ended August 31, 2019 and 2018.

The following tables set forth, for the periods indicated, certain statements of operations data for the three and six months ended August 31, 2019 and 2018.

Net Sales

	August 31,
	2019	2018	$ Change	% Change
Three Months Ended
Automotive Electronics	$26,845	$40,006	$(13,161)	(32.9)%
Consumer Electronics	63,034	68,328	(5,294)	(7.7)%
Biometrics	254	184	70	38.0%
Corporate	113	349	(236)	(67.6)%
Total net sales	$90,246	$108,867	$(18,621)	(17.1)%

Six Months Ended
Automotive Electronics	$56,487	$79,652	$(23,165)	(29.1)%
Consumer Electronics	126,687	129,232	(2,545)	(2.0)%
Biometrics	260	412	(152)	(36.9)%
Corporate	266	426	(160)	(37.6)%
Total net sales	$183,700	$209,722	$(26,022)	(12.4)%

Automotive sales represented 29.7% and 30.7% of the net sales for the three and six months ended August 31, 2019, respectively, compared to 36.7% and 38.0% in the respective prior year periods. Sales in this segment decreased during the three and six months ended August 31, 2019 as compared to the prior year due to various factors, including a decline in sales of the Company’s EVO rear seat entertainment product line, which was due in part to launch delays for certain vehicle models, as well as slower sales for certain programs that began in the prior year, which is attributable to a softening of global automotive industry sales in both periods. The Company’s OEM security and remote start sales also declined during the three and six months ended August 31, 2019 as a result of competition, as well as the discontinuation of passive entry programs with one of the Company’s customers. Additionally, sales of aftermarket satellite radio and headrest products have declined in the three and six months ended August 31, 2019, as compared to the prior year, as a result of an increase in standard factory equipped vehicles with these options, as well as due to price competition for aftermarket headrest products. Offsetting the sales declines in this segment for the three and six months ended August 31, 2019 were increases in sales of certain aftermarket safety and security products as compared to the prior year periods.

Consumer Electronics sales represented 69.8% and 69.0% of our net sales for the three and six months ended August 31, 2019, respectively, compared to 62.8% and 61.6% in the comparable prior year periods. Sales decreased for the three and six months ended August 31, 2019 as compared to the prior year due to several factors. The Company experienced decreases in sales of certain products, such as the its Project Nursery line, as a result of the elimination of baby video monitors, and in wireless and bluetooth speakers, due a reduction in product placement with one of the Company’s larger customers and the timing of purchases by another. The Company also continued to see a decline in sales of certain hook-up and power products, as well as headphones and remotes, as a result of changes in customer demand and technology, and due to the Company’s continuing rationalization of SKU’s with the goal of limiting sales of lower margin products. Within Europe, the Company experienced decreases in sales across all product lines, as well as in the DIY business during the three and six months ended August 31, 2019 as a result of a slowdown in the European market. For the three months ended August 31, 2019, there was also a decrease in sales of the Company’s premium home separate speaker products, as a result of prior year load-in sales of two new product lines that launched during the second quarter of Fiscal 2019 that did not repeat in the current year period. Offsetting these decreases, the Company had an increase in sales within both of its premium mobility and premium wireless and bluetooth speaker categories as a result of the launch of new lines of soundbars and wireless earbuds, as well as stronger sales of several existing products. Additional distribution partners for the Company’s premium commercial speaker products have also had a favorable impact on sales for the three and six months ended August 31, 2019. Both reception and karaoke product sales were up for the three and six months ended August 31, 2019 as a result of expanded SKU offerings with certain customers and stronger market share, and sales of the Company’s activity bands have increased year over year as a result of increased motion program participants, as well as additional product offerings for participants, including the Apple watch. For the six months ended August 31, 2019, the Company’s premium home separate speaker product sales increased as a result of the continued success of its new domestic product lines that launched during the second quarter of Fiscal 2019

Biometrics sales represented 0.3% and 0.1% of our net sales for the three and six months ended August 31, 2019, respectively, compared to 0.2% in both of the comparable prior year periods. This segment experienced an increase in sales of its Nano NXT perimeter access product for the three months ended August 31, 2019 as a result of design improvements made to the product.  Additionally, the Company began selling its EXT outdoor perimeter access product during the second quarter of Fiscal 2020, which was not available in the prior fiscal year. During the first quarter of Fiscal 2020, the segment did not have inventory as the NNXT product sold out in the prior fiscal year. This resulted in the overall decrease in sales for the Biometrics segment for the six months ended August 31, 2019 as compared to the prior year.

Gross Profit and Gross Margin Percentage

	August 31,
	2019	2018	$ Change	% Change
Three Months Ended
Automotive Electronics	$5,577	$10,070	$(4,493)	(44.6)%
	20.8%	25.2%
Consumer Electronics	18,293	20,540	(2,247)	(10.9)%
	29.0%	30.1%
Biometrics	(57)	100	(157)	(157.0)%
	(22.4)%	54.3%
Corporate	(44)	353	(397)	(112.5)%
	$23,769	$31,063	$(7,294)	(23.5)%
	26.3%	28.5%

Six Months Ended
Automotive Electronics	$12,205	$20,069	$(7,864)	(39.2)%
	21.6%	25.2%
Consumer Electronics	37,413	37,992	(579)	(1.5)%
	29.5%	29.4%
Biometrics	52	241	(189)	(78.4)%
	20.0%	58.5%
Corporate	108	438	(330)	(75.3)%
	$49,778	$58,740	$(8,962)	(15.3)%
	27.1%	28.0%

Gross margin percentages for the Company have decreased 220 and 90 basis points for the three and six months ended August 31, 2019 as compared to the three and six months ended August 31, 2018, respectively.

Gross margin percentages in the Automotive Electronics segment decreased 440 and 360 basis points for the three and six months ended August 31, 2019, as compared to the respective prior year periods. The decrease in margins was driven primarily by the declines in higher margin OEM security, remote start, and rear seat entertainment sales, which also resulted in lower absorption of fixed overhead costs in the current year periods, further decreasing margins for the segment. In addition, there was a decline in aftermarket headrest product sales, which typically generate higher margins for the segment. Margins have also been negatively affected during the three and six months ended August 31, 2019 by tariff increases, as certain of the Company’s products are manufactured in China, while production of certain other products were relocated to other countries with higher labor costs. As an offset to these margin declines during the three and six months ended August 31, 2019, the Automotive Electronics segment experienced declines in satellite radio sales, which contribute lower margins to the group, while increased sales of certain aftermarket security products contributed favorably to margins for the three and six month periods.

Gross margin percentages in the Consumer Electronics segment decreased 110 basis points for the three months ended August 31, 2019 and increased 10 basis points for the six months ended August 31, 2019, as compared to the respective prior year periods. Margins have been negatively affected during the three and six months ended August 31, 2019 by tariff increases, as certain of the Company’s products are manufactured in China, while production of certain other products were relocated to other countries with higher labor costs. Margin declines were also driven by declining sales of products with typically higher margins, such as hook-up and remotes, and the Company’s Project Nursery product line, as well by sales declines within the European market and higher warehousing costs incurred related to the use of a third party for warehousing services in Europe beginning during the first quarter of Fiscal 2020. Margin increases during the three and six months ended August 31, 2019 were driven partially by increased sales of the Company’s high margin premium wireless and bluetooth speakers, mobility products, and commercial speakers, as well as increased sales of the Company’s karaoke products. For the six months ended August 31, 2019, margins were also positively impacted by the Company’s premium home separate speaker products as a result of higher sales, as well as discounts offered on older product in the prior year that did not repeat in the current year.

Gross margin percentages in the Biometrics segment decreased 767 and 385 basis points for the three and six months ended August 31, 2019, as compared to the respective prior year periods. These decreases were primarily due to the sale of certain fully reserved inventory during the three and six months ended August 31, 2018, which resulted in the release of inventory reserves and contributed to higher margins in the prior year periods. This was partially offset by the release of certain inventory reserves during the first quarter of Fiscal 2020, which had a positive impact on the segment’s gross margin for the six months ended August 31, 2019.

Operating Expenses

	August 31,
	2019	2018	$ Change	% Change
Three Months Ended
Operating expenses:
Selling	$8,701	$9,604	$(903)	(9.4)%
General and administrative	17,782	17,038	744	4.4%
Engineering and technical support	5,035	6,070	(1,035)	(17.1)%
Intangible asset impairment charges	—	9,814	(9,814)	(100.0)%
Total operating expenses	$31,518	$42,526	$(11,008)	(25.9)%

Six Months Ended
Operating expenses:
Selling	$18,582	$20,298	$(1,716)	(8.5)%
General and administrative	35,207	33,150	2,057	6.2%
Engineering and technical support	10,842	11,981	(1,139)	(9.5)%
Intangible asset impairment charges	—	9,814	(9,814)	(100.0)%
Total operating expenses	$64,631	$75,243	$(10,612)	(14.1)%

Total operating expenses have decreased for the three and six months ended August 31, 2019 as compared with the respective prior year periods.

Selling expenses decreased for the three and six months ended August 31, 2019 due to various factors, including headcount reductions related to Fiscal 2019 restructuring activities, lower commissions as a result of the decline in sales for the three and six month periods, and lower advertising costs and display amortization expense, as many displays and fixtures are fully amortized or have been removed. These expense decreases were offset by salary increases within selling resulting from transfers of certain employees from general and administrative to selling in conjunction with restructuring activities taking place in Fiscal 2019, as well as additional hires at the Company’s Klipsch subsidiary.

General and administrative expenses increased during the three and six months ended August 31, 2019. During the second quarter of Fiscal 2020, the Company granted 200,000 fully vested common shares to the Company’s Chief Executive Officer, as well as granted additional shares which vest on future dates in accordance with his employment agreement signed in July 2019, resulting in an increase in compensation expense of approximately $1,000 for both the three and six months ended August 31, 2019. Additionally, during the six months ended August 31, 2018, the Company received a reimbursement of approximately $2,000 for certain professional fees and disbursements resulting from the favorable outcome of a lawsuit, which did not repeat during the six months ended August 31, 2019. Disregarding these specific items, general and administrative expenses would have decreased for both the three and six months ended August 31, 2019. Offsetting the increases to general and administrative expenses discussed above were decreases in salary expense during the three and six months ended August 31, 2019 due to reductions in headcount and the transfer of certain employees to selling in conjunction with Fiscal 2019 restructuring activities, as well as lower office and equipment rental expenses as a result of cost containment measures.

Engineering and technical support expenses for the three and six months ended August 31, 2019 decreased as compared to the prior year periods. For the three and six months ended August 31, 2019, expenses were down primarily due to decreased research and development spending related to projects that were completed during the periods, as well as due to the movement of certain projects utilizing outside contractors to in-house employees at EyeLock. These declines were partially offset by an increase in research and development expenses related to the start of new projects and higher certification fees for certain products under development, as well as higher customer reimbursement compared to the prior periods.

During the second quarter of Fiscal 2019, the Company re-evaluated its projections for several brands in its former Consumer Accessory and Automotive segments based on lower than anticipated results due to lower product load-ins, increased competition for certain product lines, a streamlining of SKU’s, and its marketing strategy for one of its brands. As a result of this evaluation, the Company determined that several of its trademarks were impaired, resulting in a total charge of $9,814 for the three and six months ended August 31, 2018. Such charges did not recur in the current year periods.

Other Income (Expense)

	August 31,
	2019	2018	$ Change	% Change
Three Months Ended
Interest and bank charges	$(887)	$(1,117)	$230	20.6%
Equity in income of equity investee	1,265	1,637	(372)	(22.7)%
Investment gain	775	—	775	100.0%
Impairment of Venezuela investment properties	—	(3,473)	3,473	100.0%
Other, net	547	252	295	117.1%
Total other income (expense)	$1,700	$(2,701)	$4,401	162.9%

Six Months Ended
Interest and bank charges	$(1,884)	$(2,217)	$333	15.0%
Equity in income of equity investee	2,705	3,451	(746)	(21.6)%
Investment gain	775	—	775	100.0%
Impairment of Venezuela investment properties	—	(3,473)	3,473	100.0%
Other, net	2,191	913	1,278	140.0%
Total other income (expense)	$3,787	$(1,326)	$5,113	385.6%

Interest and bank charges represent interest expense and fees related to the Company's bank obligations, supply chain financing agreements and factoring agreements, interest related to finance leases, amortization of debt issuance costs, and credit card fees. During Fiscal 2019, the Company made an amendment to its Wells Fargo lending agreement in which the fees charged for the unused portion of the line of credit were lowered. Additionally, during the second quarter of Fiscal 2020, the Company suspended its domestic supply chain financing, thus resulting in a reduction of the related fees.

Equity in income of equity investee represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA"). The decrease in income for the three and six months ended August 31, 2019 is a result of lower sales in certain markets as compared to the prior year, the impact of tariffs, as well as certain product recall expenses incurred during the three and six months ended August 31, 2019 that were not present in the prior year, and an increase in warranty costs and research and development investment.

During Fiscal 2018, the Company sold its investment in RxNetworks, a non-controlled corporation, consisting of shares of the investee’s preferred stock. Voxx recognized a gain during Fiscal 2018 for the sale of this investment; however, a portion of the cash proceeds were subject to a hold-back provision, which was not included in the gain recognized in Fiscal 2018. During the second quarter of Fiscal 2020, the hold-back provision expired, and the Company received the remaining proceeds from the sale, recording an investment gain for the three and six months ended August 31, 2019.

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

Other, net includes net foreign currency gains or losses, interest income, rental income, and other miscellaneous income and expense. During the six months ended August 31, 2019, Other, net increased due primarily to the proceeds from a key man life insurance policy in the amount of $1,000, related to a former employee of Klipsch Group, Inc. that Voxx became the beneficiary of in conjunction with the acquisition of Klipsch in Fiscal 2012.

Income Tax Provision

The Company’s provision for income taxes consists of federal, foreign and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year.  At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. The authoritative guidance for accounting for income taxes allows use of the year-to-date (the “discrete method”) when a reliable estimate of the estimated annual effective tax rate cannot be made. During the interim period ended August 31, 2019, the Company determined the use of the discrete method for U.S. operations is more appropriate than the annual effective tax rate method due to sensitivity to small changes to projected pre-tax earnings, which resulted in significant variations in the customary relationship between income tax expense and pretax income. As such, the Company has estimated a foreign effective tax rate and applied that to its foreign year to date results and has calculated the U.S. tax provision (benefit) based on pre-tax results through the six months ended August 31, 2019. The change in estimate is reflected in the tax provision for the three and six months ended August 31, 2019.

The effective tax rates for the three months ended August 31, 2019 and 2018 were an income tax provision of 18.4% on a pre-tax loss of $6,049 and an income tax provision of 58.9% on a pre-tax loss of $14,164, respectively. The effective tax rate for the three months ended August 31, 2019 differs from the U.S. statutory rate of 21% primarily due to the calculation of the U.S. tax provision on a discrete basis, nondeductible permanent differences, non-controlling interest related to EyeLock LLC, an increase in the valuation allowance primarily for capital assets, state and local income taxes, and income taxed in foreign jurisdictions at varying tax rates. The effective tax rate for the three months ended August 31, 2018 differed from the statutory rate of 21% primarily due to the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates. In addition, the valuation allowance increased for tax credits and loss jurisdictions for which a limited tax benefit can be recognized.

The effective tax rates for the six months ended August 31, 2019 and 2018 were an income tax benefit of 13.8% on a pre-tax loss of $11,066 and an income tax provision of 40.5% on a pre-tax loss of $17,829, respectively. The effective tax rate for the six months ended August 31, 2019 differs from the U.S. statutory rate of 21% primarily due to the calculation of the U.S. tax provision on a discrete basis, nondeductible permanent differences, non-controlling interest related to EyeLock LLC, an increase in the valuation allowance primarily for capital assets, state and local income taxes, and income taxed in foreign jurisdictions at varying tax rates. The effective tax rate for the six months ended August 31, 2018 differed from the statutory rate of 21% primarily due to the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates.

EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per Common Share

EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share are not financial measures recognized by GAAP. EBITDA represents net (loss) income attributable to VOXX International Corporation, computed in accordance with GAAP, before interest expense and bank charges, taxes, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for stock-based compensation expense, investment gains, life insurance proceeds, as well tangible and intangible asset impairment charges. Depreciation, amortization, stock-based compensation, and tangible and intangible asset impairment charges are non-cash items. Diluted Adjusted EBITDA per common share represents the Company's diluted earnings per common share based on Adjusted EBITDA.

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

	Three months ended August 31,		Six months ended August 31,
	2019	2018	2019	2018
Net loss attributable to VOXX International Corporation	$(5,964)	$(20,803)	$(7,112)	$(21,742)
Adjustments:
Interest expense and bank charges (1)	766	735	1,644	1,482
Depreciation and amortization (1)	2,990	2,652	5,976	5,306
Income tax expense (benefit)	1,115	8,338	(1,530)	7,225
EBITDA	(1,093)	(9,078)	(1,022)	(7,729)
Stock-based compensation	1,186	127	1,345	234
Investment gain	(775)	—	(775)	—
Life insurance benefit	—	—	(1,000)	—
Intangible asset impairment charges	—	9,814	—	9,814
Impairment of Venezuela investment properties	—	3,473	—	3,473
Adjusted EBITDA	$(682)	$4,336	$(1,452)	$5,792
Diluted loss per common share attributable to VOXX International Corporation	$(0.24)	$(0.85)	$(0.29)	$(0.89)
Diluted Adjusted EBITDA per common share attributable to VOXX International Corporation	$(0.03)	$0.18	$(0.06)	$0.24

(1)

For purposes of calculating Adjusted EBITDA for the Company, interest expense and bank charges, as well as depreciation and amortization, have been adjusted in order to exclude the non-controlling interest portion of these expenses attributable to EyeLock LLC.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of August 31, 2019, we had working capital of $144,535 which includes cash and cash equivalents of $39,294, compared with working capital of $151,169 at February 28, 2019, which included cash and cash equivalents of $58,236. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations, when applicable, and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions, or to further pay down our debt. As of August 31, 2019, we had cash amounts totaling $555 held in foreign bank accounts, none of which would be subject to United States federal income taxes if made available for use in the United States. The Tax Cuts and Jobs Act provides a 100% participation exemption on dividends received from foreign corporations after January 1, 2018 as the United States has moved away from a worldwide tax system and closer to a territorial system for earnings of foreign corporations.

Operating activities used cash of $12,874 for the six months ended August 31, 2019, due to factors including sales declines and losses incurred by EyeLock LLC, as well as increases in inventory, and decreases in accrued expenses and sales incentives. These operating cash usages were offset primarily by decreases in accounts receivable and receivables from vendors. For the six months ended August 31, 2018, operating activities provided cash of $180 primarily due to a decrease in the Company’s accounts receivable and an increase in accounts payable, which was offset by an increase in inventory and a decrease in accrued expenses.

Investing activities used cash of $1,306 during the six months ended August 31, 2019 primarily as a result of capital expenditures. For the six months ended August 31, 2018, investing activities used cash of $3,798 primarily as a result of the issuance of notes receivable.

Financing activities used cash of $4,649 during the six months ended August 31, 2019 primarily due to the repayment of bank obligations and the repurchase of shares of the Company’s Class A common stock. During the six months ended August 31, 2018, financing activities used cash of $193 primarily due to the borrowing of bank obligations, net of repayments.

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000, and a term loan in the amount of $15,000. The Credit Facility also includes a $15,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 16(b)). The entire outstanding balance of the term loan, which is not renewable, was repaid in Fiscal 2018. As of August 31, 2019, there was no balance outstanding under the revolving credit facility. The availability under the revolving credit line of the Credit Facility was $91,935 as of August 31, 2019.

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

The Company also utilizes supply chain financing arrangements and factoring agreements as a component of our financing for working capital, which accelerates receivable collection and helps to better manage cash flow. Under the agreements, the Company has agreed to sell certain of its accounts receivable balances to banking institutions who have agreed to advance amounts equal to the net accounts receivable balances due, less a discount as set forth in the respective agreements (see Note 8). The balances under these agreements are accounted for as sales of accounts receivable, as they are sold without recourse. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company's Consolidated Statements of Cash Flows. Fees incurred in connection with the agreements are recorded as interest expense by the Company. During the second quarter of Fiscal 2020, the Company suspended its domestic supply chain financing activities.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At August 31, 2019, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period
Contractual Cash Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Finance lease obligation (1)	$1,646	$672	$819	$155	$—
Operating leases (1)	2,322	560	1,069	443	250
Total contractual cash obligations	$3,968	$1,232	$1,888	$598	$250
Other Commitments
Bank obligations (2)	$3,922	$3,922	$—	$—	$—
Stand-by and commercial letters of credit (3)	175	175	—	—	—
Other (4)	10,127	2,743	1,000	1,000	5,384
Contingent earn-out payments and other (5)	157	—	157	—	—
Pension obligation (6)	543	—	—	—	543
Unconditional purchase obligations (7)	58,963	58,963	—	—	—
Total other commitments	73,887	65,803	1,157	1,000	5,927
Total commitments	$77,855	$67,035	$3,045	$1,598	$6,177

1.

Represents total principal payments due under operating and finance lease obligations. Total current balances (included in other current liabilities) due under finance and operating lease obligations are $672 and $560, respectively, at August 31, 2019. Total long-term balances due under finance and operating leases are $974 and $1,762, respectively, at August 31, 2019.

2.	Represents amounts outstanding under the Voxx Germany Euro asset-based lending facility at August 31, 2019.
3.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.
4.	This amount includes balances outstanding under loans and mortgages for our manufacturing facility in Florida and for facilities at Schwaiger and Voxx Germany.
5.	Represents contingent consideration payments due in connection with the Company’s Rosen acquisition.
6.	Represents the liability for an employer defined benefit pension plan covering certain eligible employees of Voxx Germany.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Voxx conducts business in various non-U.S. countries, including Germany, Canada, Mexico, China, Denmark, the Netherlands, and France and thus is exposed to market risk for changes in foreign currency exchange rates. As a result, we have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the U.S., which can adversely impact our net income and cash flows. For the three and six months ended August 31, 2019, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $1,550 and $3,420, respectively, and net income of approximately $150 and $260, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations, and U. S. dollar denominated purchases in its foreign subsidiaries. The Company enters forward contracts to hedge certain euro-related transactions. The Company minimizes the risk of nonperformance on the forward contracts by transacting with major financial institutions. During the three and six months ended August 31, 2019, the Company held forward contracts specifically designated for hedging (see Note 4). For the three and six months ended August 31, 2019, unrealized gains (losses) of $109 and $228, respectively, were recorded in other comprehensive income associated with these contracts. A hypothetical 10% adverse change in the fair value of our forward exchange contracts would result in a negative impact of $26 on the fair value of our forward exchange contracts at August 31, 2019.

We are also subject to risk from changes in foreign currency exchange rates from the translation of financial statements of our foreign subsidiaries and for long-term intercompany loans with the foreign subsidiaries. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive (loss) income. At August 31, 2019, we had translation exposure to various foreign currencies with the most significant being the Euro.  A hypothetical 10% adverse change in the foreign currency exchange rates would result in a negative impact of $12 on Other comprehensive (loss) income for the six months ended August 31, 2019.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela did not have any sales for the three and six months ended August 31, 2019 and there were minimal cash related assets invested in Venezuela as of August 31, 2019 that would be subject to government foreign exchange controls. The Company has certain long-lived assets in Venezuela, which are held for investment purposes and had a value of $0 as of August 31, 2019.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and investment grade corporate and U.S. government securities. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed. In connection with the Florida Mortgage, we have debt outstanding in the amount of $7,883 at August 31, 2019. Interest on this mortgage is charged at 70% of 1-month LIBOR plus 1.54%. The Company currently has one interest rate swap for the Florida Mortgage with a notional amount of $7,883 at August 31, 2019. This swap locks the interest rate at 3.48% (inclusive of credit spread) on the Florida Mortgage through the mortgage end date of March 2026. The Company also has debt outstanding with variable interest rates on its Euro asset-based lending obligation in Germany (see Note 16).

As of August 31, 2019, the total net fair value of the interest rate swap recorded in other liabilities on our Unaudited Consolidated Balance Sheet is $423, which represents the amount that would be paid upon unwinding the interest rate swap agreement based on market conditions on that date. Changes in the fair value of this interest rate swap agreement is reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated other comprehensive (loss) income.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of August 31, 2019 to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three and six-month period ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our Board of Directors to repurchase shares of the Company's Class A Common Stock. In April 2019, the Company was authorized by the Board of Directors to increase the number of Class A Common Stock available for repurchase to 3,000,000 in order for the Company to make repurchases in the open market. As of August 31, 2019, we have repurchased 208,312 shares for an aggregate cost of $983, as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
7/16/2019 - 7/31/19	131,350	$4.70	131,350	2,868,650
8/1/2019 - 8/31/19	76,962	$4.74	76,962	2,791,688
Total other commitments	208,312
(1)	No shares were purchased outside of publicly announced plans or programs.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Patrick M. Lavelle Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Charles M. Stoehr Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended August 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii), the Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

October 10, 2019

By:	/s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By:	/s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer