Form 10-Q
period 2019-11-30
VOXX International Corp
filed 2020-01-09
CIK 807707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of January 8, 2020
Class A Common Stock	21,707,180 Shares
Class B Common Stock	2,260,954 Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	November 30, 2019	February 28, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,156	$58,236
Accounts receivable, net	93,356	73,391
Inventory, net	111,089	102,379
Receivables from vendors	218	1,009
Prepaid expenses and other current assets	10,623	10,449
Income tax receivable	578	921
Total current assets	248,020	246,385
Investment securities	2,554	2,858
Equity investment	21,389	21,885
Property, plant and equipment, net	51,350	60,493
Operating lease, right of use asset	2,773	—
Goodwill	54,785	54,785
Intangible assets, net	114,006	119,449
Deferred income tax assets	78	79
Other assets	1,695	2,877
Total assets	$496,650	$508,811
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$34,445	$31,143
Accrued expenses and other current liabilities	37,158	39,129
Income taxes payable	2,072	1,349
Accrued sales incentives	16,667	13,574
Current portion of long-term debt	1,165	10,021
Total current liabilities	91,507	95,216
Long-term debt, net of debt issuance costs	6,019	5,776
Finance lease liabilities, less current portion	855	516
Operating lease liabilities, less current portion	2,127	—
Deferred compensation	2,554	2,605
Deferred income tax liabilities	4,921	5,284
Other tax liabilities	1,125	1,332
Other long-term liabilities	2,401	2,981
Total liabilities	111,509	113,710
Commitments and contingencies (see Note 24)
Redeemable equity (see Note 7)	2,124	—
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 20)	—	—
Common stock:
Class A, $.01 par value, 60,000,000 shares authorized, 24,306,194 and 24,106,194 shares issued and 21,711,335 and 21,938,100 shares outstanding at November 30, 2019 and February 28, 2019, respectively	244	242
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding at both November 30, 2019 and February 28, 2019	22	22
Paid-in capital	298,760	296,946
Retained earnings	143,934	148,582
Accumulated other comprehensive loss	(18,511)	(16,944)
	424,449	428,848
Less: Treasury stock, at cost, 2,594,859 and 2,168,094 shares of Class A Common Stock at November 30, 2019 and February 28, 2019, respectively	(23,216)	(21,176)
Less: Redeemable equity	(2,124)	—
Total VOXX International Corporation stockholders' equity	399,109	407,672
Non-controlling interest	(16,092)	(12,571)
Total stockholders' equity	383,017	395,101
Total liabilities, redeemable equity, and stockholders' equity	$496,650	$508,811

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Three months ended November 30,		Nine months ended November 30,
	2019	2018	2019	2018
Net sales	$110,112	$129,637	$293,812	$339,359
Cost of sales	78,648	90,714	212,570	241,696
Gross profit	31,464	38,923	81,242	97,663
Operating expenses:
Selling	9,580	10,363	28,162	30,661
General and administrative	16,689	16,482	51,896	49,632
Engineering and technical support	5,059	6,368	15,901	18,349
Intangible asset impairment charges (see Note 10)	—	—	—	9,814
Total operating expenses	31,328	33,213	95,959	108,456
Operating income (loss)	136	5,710	(14,717)	(10,793)
Other income (expense):
Interest and bank charges	(751)	(1,174)	(2,635)	(3,391)
Equity in income of equity investee	967	1,695	3,672	5,146
Gain on sale of real property (see Note 19)	4,057	—	4,057	—
Investment gain (see Note 3)	—	—	775	—
Impairment of Venezuela investment properties (see Note 18)	—	—	—	(3,473)
Other, net	(322)	260	1,869	1,173
Total other income (expense), net	3,951	781	7,738	(545)
Income (loss) before income taxes	4,087	6,491	(6,979)	(11,338)
Income tax expense (benefit)	2,720	(4,078)	1,190	3,147
Net income (loss)	1,367	10,569	(8,169)	(14,485)
Less: net loss attributable to non-controlling interest	(1,097)	(1,642)	(3,521)	(4,954)
Net income (loss) attributable to VOXX International Corporation	$2,464	$12,211	$(4,648)	$(9,531)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(295)	(1,263)	(1,321)	(3,333)
Derivatives designated for hedging	13	50	(271)	542
Pension plan adjustments	2	20	25	57
Unrealized holding gain on available-for-sale investment securities, net of tax	—	—	—	24
Other comprehensive (loss) income, net of tax	(280)	(1,193)	(1,567)	(2,710)
Comprehensive income (loss) attributable to VOXX International Corporation	$2,184	$11,018	$(6,215)	$(12,241)
Income (loss) per share - basic: Attributable to VOXX International Corporation	$0.10	$0.50	$(0.19)	$(0.39)
Income (loss) per share - diluted: Attributable to VOXX International Corporation	$0.10	$0.50	$(0.19)	$(0.39)
Weighted-average common shares outstanding (basic)	24,418,313	24,355,791	24,458,926	24,355,791
Weighted-average common shares outstanding (diluted)	24,625,410	24,628,836	24,458,926	24,355,791

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity

(In thousands, except share and per share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Treasury Stock	Redeemable Equity	Total Stock- holders' Equity
Balances at February 28, 2019	$264	$296,946	$148,582	$(16,944)	$(12,571)	$(21,176)	$-	$395,101
Net loss	—	—	(1,148)	—	(1,224)	—	—	(2,372)
Other comprehensive loss, net of tax	—	—	—	(904)	—	—	—	(904)
Stock-based compensation expense	—	159	—	—	—	—	—	159
Balances at May 31, 2019	264	297,105	147,434	(17,848)	(13,795)	(21,176)	-	391,984
Net loss	—	—	(5,964)	—	(1,200)	—	—	(7,164)
Other comprehensive loss, net of tax	—	—	—	(383)	—	—	—	(383)
Stock-based compensation expense	2	1,184	—	—	—	—	(1,025)	161
Reclassifications of stockholders' equity to redeemable equity (see Note 7)	—	—	—	—	—	—	(745)	(745)
Repurchase of 208,312 shares of common stock	—	—	—	—	—	(983)	—	(983)
Balances at August 31, 2019	266	298,289	141,470	(18,231)	(14,995)	(22,159)	(1,770)	382,870
Net income (loss)	—	—	2,464	—	(1,097)	—	—	1,367
Other comprehensive loss, net of tax	—	—	—	(280)	—	—	—	(280)
Stock-based compensation expense	—	471	—	—	—	—	(354)	117
Repurchase of 218,453 shares of common stock	—	—	—	—	—	(1,057)	—	(1,057)
Balances at November 30, 2019	$266	$298,760	$143,934	$(18,511)	$(16,092)	$(23,216)	$(2,124)	$383,017

Balances at February 28, 2018	$278	$296,395	$194,673	$(14,222)	$(5,830)	$(21,176)	$-	$450,118
Net loss	—	—	(939)	—	(1,613)	—	—	(2,552)
Other comprehensive loss, net of tax	—	—	—	(1,518)	—	—	—	(1,518)
Adjustment to common stock	(14)	—	—	—	—	—	—	(14)
Stock-based compensation expense	—	107	—	—	—	—	—	107
Balances at May 31, 2018	264	296,502	193,734	(15,740)	(7,443)	(21,176)	-	446,141
Net loss	—	—	(20,803)	—	(1,699)	—	—	(22,502)
Other comprehensive loss, net of tax	—	—	—	1	—	—	—	1
Stock-based compensation expense	—	127	—	—	—	—	—	127
Balances at August 31, 2018	264	296,629	172,931	(15,739)	(9,142)	(21,176)	-	423,767
Net income (loss)	—	—	12,211	—	(1,642)	—	—	10,569
Other comprehensive loss, net of tax	—	—	—	(1,193)	—	—	—	(1,193)
Stock-based compensation expense	—	159	—	—	—	—	—	159
Balances at November 30, 2018	$264	$296,788	$185,142	$(16,932)	$(10,784)	$(21,176)	$-	$433,302

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Nine months ended November 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,169)	$(14,485)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,897	8,811
Amortization of debt discount	617	616
Intangible asset impairment charge	—	9,814
Bad debt expense	303	372
(Gain) loss on forward contracts	(347)	132
Equity in income of equity investees	(3,672)	(5,146)
Distribution of income from equity investees	4,169	4,899
Deferred income tax (benefit) expense	(338)	2,606
Non-cash compensation adjustment	(51)	(840)
Stock based compensation expense	1,816	393
Impairment of Venezuela investment properties	—	3,473
(Gain) loss on sale of property, plant and equipment	(3,788)	15
Changes in operating assets and liabilities:
Accounts receivable	(20,880)	(5,709)
Inventory	(9,353)	(2,648)
Receivables from vendors	790	24
Prepaid expenses and other	528	4,549
Investment securities-trading	304	903
Accounts payable, accrued expenses, accrued sales incentives and other liabilities	3,379	4,159
Income taxes payable	908	(1,833)
Net cash (used in) provided by operating activities	(23,887)	10,105
Cash flows used in investing activities:
Purchases of property, plant and equipment	(2,192)	(4,084)
Proceeds from sale of property, plant and equipment	11,951	47
Issuance of notes receivable	—	(4,931)
Net cash provided by (used in) investing activities	9,759	(8,968)
Cash flows used in financing activities:
Principal payments on finance lease obligation	(477)	(295)
Repayment of bank obligations	(9,046)	(1,870)
Borrowings on bank obligations	—	1,974
Purchase of treasury stock	(2,040)	—
Net cash used in financing activities	(11,563)	(191)
Effect of exchange rate changes on cash	(389)	(3,968)
Net decrease in cash and cash equivalents	(26,080)	(3,022)
Cash and cash equivalents at beginning of period	58,236	51,740
Cash and cash equivalents at end of period	$32,156	$48,718

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(1)	Basis of Presentation

The accompanying unaudited interim consolidated financial statements of VOXX International Corporation and Subsidiaries ("Voxx" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270 for interim financial information, and in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations, changes in stockholders’ equity, and cash flows for all periods presented.  The results of operations are not necessarily indicative of the results to be expected for the full fiscal year or any interim period.  These unaudited consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 28, 2019.

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

(2)	Net Income (Loss) Per Common Share

Basic net income (loss) per common share, net of non-controlling interest, is based upon the weighted-average common shares outstanding during the period. Diluted net income (loss) per common share, net of non-controlling interest, reflects the potential dilution that would occur if common stock equivalent securities or other contracts to issue common stock were exercised or converted into common stock.

There are no reconciling items which impact the numerator of basic and diluted net income (loss) per common share.  A reconciliation between the denominator of basic and diluted net income (loss) per common share is as follows:

	Three months ended November 30,		Nine months ended November 30,
	2019	2018	2019	2018
Weighted-average common shares outstanding (basic)	24,418,313	24,355,791	24,458,926	24,355,791
Effect of dilutive securities:
Restricted stock	207,097	273,045	—	—
Weighted-average common shares and potential common shares outstanding (diluted)	24,625,410	24,628,836	24,458,926	24,355,791

Restricted stock and stock grants totaling 43,374 and 0 for the three months ended November 30, 2019 and 2018, respectively, and 672,531 and 531,375 for the nine months ended November 30, 2019 and 2018, respectively, were not included in the net income (loss) per diluted share calculation because the grant price of the restricted stock and stock grants was greater than the average market price of the Company’s common stock during these periods, or the inclusion of these components would have been anti-dilutive.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(3)	Investment Securities

As of November 30, 2019, and February 28, 2019, the Company had the following investments:

November 30, 2019
Fair Value
Investment Securities
Marketable Equity Securities
Mutual funds	$2,554
Total Marketable Equity Securities	2,554
Total Investment Securities	$2,554

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

Other Long-Term Investments

In July 2017, the Company sold its investment in RxNetworks, a non-controlled corporation, consisting of shares of the investee’s preferred stock. Voxx recognized a gain of $1,416 during Fiscal 2018 for the sale of this investment. A portion of the cash proceeds for the sale was subject to a hold-back provision, which was not included in the calculation of the gain recognized in Fiscal 2018, as it was considered a gain contingency. During the second quarter of Fiscal 2020, the hold-back provision expired, and the Company received the remaining proceeds from the sale in August 2019. The Company recorded an investment gain of $775 for the nine months ended November 30, 2019 for these proceeds received.

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

At November 30, 2019 and February 28, 2019, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

The following table presents financial assets measured at fair value on a recurring basis at November 30, 2019:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$32,156	$32,156	$—
Derivatives:
Designated for hedging	$(200)	$—	$(200)
Investment securities:
Mutual funds	$2,554	$2,554	$—
Total investment securities	$2,554	$2,554	$—

The following table presents financial assets and liabilities measured at fair value on a recurring basis at February 28, 2019:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$58,236	$58,236	$—
Derivatives:
Designated for hedging	$88	$—	$88
Investment securities:
Mutual funds	$2,858	$2,858	$—
Total investment securities	$2,858	$2,858	$—

At November 30, 2019, the carrying amount of the Company's accounts receivable, short-term debt, accounts payable, accrued expenses, bank obligations and long-term debt approximates fair value because of (i) the short-term nature of the financial instrument; (ii) the interest rate on the financial instrument being reset every quarter to reflect current market rates; or (iii) the stated or implicit interest rate approximates the current market rates or are not materially different from market rates.

Derivative Instruments

The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts ranges from 1 month - 3 months and are classified in the balance sheet according to their terms. The Company also has an interest rate swap agreement as of November 30, 2019 that hedges interest rate exposure related to the outstanding balance of its Florida Mortgage, with monthly payments due through March 2026. The swap agreement locks the interest rate on the debt at 3.48% (inclusive of credit spread) through the maturity date of the loan. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either assets or liabilities based on the fair value of the instruments at the end of the period.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Financial Statement Classification

The following table discloses the fair value as of November 30, 2019 and February 28, 2019 of derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	November 30, 2019	February 28, 2019
Designated derivative instruments
Foreign currency contracts	Prepaid expenses and other current assets	$144	$172
Interest rate swap agreements	Other long-term liabilities	(344)	(84)
Total derivatives		$(200)	$88

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

During Fiscal 2019, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $2,400 and are designated as cash flow hedges at November 30, 2019. The current outstanding notional value of the Company's interest rate swap at November 30, 2019 is $7,738. For cash flow hedges, the gain or loss is reported as a component of Other comprehensive (loss) income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The net (loss) income recognized in Other comprehensive (loss) income for foreign currency contracts is expected to be recognized in Cost of sales within the next six months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. The gain or loss on the Company’s interest rate swap is recorded in Other comprehensive (loss) income and subsequently reclassified into Interest and bank charges in the period in which the hedged transaction affects earnings. As of November 30, 2019, no foreign currency contracts or interest rate swaps originally designated for hedge accounting were de-designated or terminated.

Activity related to cash flow hedges recorded during the three and nine months ended November 30, 2019 and 2018 was as follows:

	Three months ended			Nine months ended
	November 30, 2019			November 30, 2019
	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain Reclassified from Accumulated Other Comprehensive Income	Gain (Loss) for Ineffectiveness	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain Reclassified from Accumulated Other Comprehensive Income	Gain (Loss) for Ineffectiveness
Cash flow hedges
Foreign currency contracts	$41	$134	$—	$357	$362	$—
Interest rate swaps	79	—	—	(260)	—	—

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

	Three months ended			Nine months ended
	November 30, 2018			November 30, 2018
	Pretax Gain Recognized in Other Comprehensive Income	Pretax Gain Reclassified from Accumulated Other Comprehensive Income	Loss for Ineffectiveness in Other Income (a)	Pretax Gain Recognized in Other Comprehensive Income	Pretax Loss Reclassified from Accumulated Other Comprehensive Income	Gain for Ineffectiveness in Other Income (a)
Cash flow hedges
Foreign currency contracts	$116	$80	$20	$538	$(134)	$45
Interest rate swaps	28	—	—	66	—	—

(a)	Amount represents the ineffectiveness recorded in the prior year periods. Prior to the adoption of ASU 2017-12, hedge ineffectiveness (as defined under ASC 815) was recorded in Other income (loss).
(5)	Accumulated Other Comprehensive (Loss) Income

The Company’s accumulated other comprehensive (loss) income consists of the following:

	Foreign Currency Translation Losses	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2019	$(16,222)	$(798)	$76	$(16,944)
Other comprehensive (loss) income before reclassifications	(1,321)	25	(20)	(1,316)
Reclassified from accumulated other comprehensive loss	—	—	(251)	(251)
Net current-period other comprehensive (loss) income	(1,321)	25	(271)	(1,567)
Balance at November 30, 2019	$(17,543)	$(773)	$(195)	$(18,511)

During the three and nine months ended November 30, 2019, the Company recorded tax expense related to derivatives designated in a hedging relationship of $(29) and $(2), respectively, and pension plan adjustments of $0 in both periods.

The other comprehensive (loss) income before reclassification of $(1,321) includes the remeasurement of intercompany transactions of a long-term investment nature of $(293) with certain subsidiaries whose functional currency is not the U.S. dollar, and $(1,028) from translating the financial statements of the Company's non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar.

(6)	Supplemental Cash Flow Information

The following is supplemental information relating to the Unaudited Consolidated Statements of Cash Flows:

	Nine months ended November 30,
	2019	2018
Non-cash investing and financing activities:
Capital expenditures funded by long-term obligations	$—	$360
Issuance of redeemable equity	1,379	-
Reclassification of stockholders' equity to redeemable equity	745	-
Cash paid during the period:
Interest (excluding bank charges)	$726	$1,322
Income taxes (net of refunds)	565	2,290

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(7)	Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Company’s Form 10-K for the fiscal year ended February 28, 2019.

A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates for a reason other than death, disability or retirement, prior to the release of the restrictions. The Company has a Supplemental Executive Retirement Plan (SERP), which was established in Fiscal 2014. Shares are granted based on certain performance criteria and vest on the later of three years from the date of grant, or the grantee reaching the age of 65 years. The shares will also vest upon termination of the grantee's employment by the Company without cause, provided that the grantee, at the time of termination, has been employed by the Company for at least 10 years, or as a result of the sale of all of the issued and outstanding stock, or all, or substantially all, of the assets of the subsidiary of which the grantee serves as CEO and/or President. When vested shares are issued to the grantee, the awards will be settled in shares or in cash, at the Company's sole option. The grantee cannot transfer the rights to receive shares before the restricted shares vest. There are no market conditions inherent in the award, only an employee performance requirement, and the service requirement that the respective employee continues employment with the Company through the vesting date. During July 2019, the Company granted 571,352 shares of restricted stock under the SERP. The Company expenses the cost of the restricted stock awards on a straight-line basis over the requisite service period of each employee. For these purposes, the fair market value of the restricted stock is determined based on the mean of the high and low price of the Company's common stock on the grant dates. The fair market value of the restricted stock granted in July 2019 was $4.52.

Grant of Shares to Chief Executive Officer

On July 8, 2019, the Board of Directors approved a five-year Employment Agreement (the “Employment Agreement”), effective March 1, 2019, by and between the Company and Patrick M. Lavelle, the Company’s President and Chief Executive Officer. Under the terms of the Employment Agreement, in addition to a $1,000 annual salary and a cash bonus based on the Company’s Adjusted EBITDA, Mr. Lavelle agreed to receive certain stock-based compensation as discussed below:

-

An initial stock grant of 200,000 fully vested shares of Class A Common Stock issued under the 2012 Equity Incentive Plan. Compensation expense of $830 was recognized during the nine months ended November 30, 2019 based upon the grant fair value of $4.15 per share.

-

Additional stock grants of 100,000 shares of Class A Common Stock to be issued on each of March 1, 2020, March 1, 2021, and March 1, 2022. Compensation expense of $262 and $417 was recognized during three and nine months ended November 30, 2019 based upon the grant fair value of $4.15 per share using the graded vesting attribution method.

-

Grant of market stock units (“MSU’s”) up to a maximum value of $5,000, based upon the achievement of a 90-calendar day average stock price of no less than $5.49 over the performance period ending on the third and fifth anniversary of the effective date of the Employment Agreement. The value of the MSU award increases based upon predetermined targeted 90-calendar day average stock prices with a maximum of $5,000 if the 90-calendar day average high stock price equals or exceeds $15.00. The award is weighted toward achievement of a significant increase in our stock price as half of the award will be granted to Mr. Lavelle only if the 90-calendar day high stock price equals or exceeds $13.00. The average stock price is calculated based on the highest average closing price of one share of our Class A common stock, as reported on the NASDAQ Stock Market during any 90-calendar day period prior to each measurement date. The number of shares to be issued related to the MSUs based upon achievement of the maximum award value of $5,000 and if issued at $15.00 per share is estimated at 333,333 shares. Actual results may differ based upon when the high average stock price is achieved and settled.  The Company used a Monte Carlo simulation to calculate the fair value of the award on the grant date. A Monte Carlo simulation requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date. We recognized stock-based compensation expense of $56 and $96 during the three and nine months ended November 30, 2019 related to these MSU’s using the graded vesting attribution method over the performance period. As of November 30, 2019, all of the MSU’s remain outstanding.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

All stock grants under the Employment Agreement are subject to a hold requirement as specified in the Employment Agreement. The Employment Agreement gave Mr. Lavelle, in certain limited change of control situations, the right to require the Company to purchase the shares in connection with the Employment Agreement, shares personally acquired by Mr. Lavelle, and shares issued to him under other incentive compensation arrangements.  Accordingly, the stock awards issued in connection with the Employment Agreement are presented as redeemable equity on the consolidated balance sheet at grant-date fair value. Shares previously held by Mr. Lavelle under the SERP and those personally purchased by Mr. Lavelle have been reclassified from permanent equity to redeemable equity. As the contingent events that would allow Mr. Lavelle to redeem the shares are not probable at this time, remeasurement of the amounts in redeemable equity have not been recorded.  The Employment Agreement contains certain restrictive and non-solicitation covenants.

The following table presents a summary of the activity related to the SERP and the initial stock grant and additional stock grants under the Employment Agreement for the nine months ended November 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested share balance at February 28, 2019	470,807	$5.49
Granted	571,352	4.52
Vested	327,007	4.38
Forfeited	—	—
Unvested share balance at November 30, 2019	715,152	$5.22

At November 30, 2019, there were 283,744 shares of vested and unissued shares under the Company’s SERP with a weighted average fair value of $7.37.

During the three and nine months ended November 30, 2019, the Company recorded $471 and $1,816, respectively, in total stock-based compensation related to the SERP, and to the initial stock grant, additional stock grants, and MSU’s under the Employment Agreement. As of November 30, 2019, there was approximately $2,940 of unrecognized stock-based compensation expense related to unvested restricted stock awards.

(8)	Supply Chain Financing

The Company has supply chain financing agreements and factoring agreements that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The balances under the agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three and nine months ended November 30, 2019, net of discounts, were $14,062 and $50,897, respectively, compared to $35,047 and $82,971, respectively, for the three and nine months ended November 30, 2018. During the second quarter of Fiscal 2020, the Company suspended its domestic supply chain financing activities as it has determined it has sufficient cash on hand for operations and does not require additional financing. The Company has the option to resume its activity under the existing arrangements at any time.

(9)	Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $1,672 and $5,434 for the three and nine months ended November 30, 2019, compared to $2,309 and $6,869 for the three and nine months ended November 30, 2018, net of customer reimbursements, and are included within Engineering and technical support expenses on the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(10)	Goodwill and Intangible Assets

The change in goodwill by segment is as follows:

Automotive Electronics:	Amount
Beginning balance at March 1, 2019	$8,252
Activity during the period	—
Balance at November 30, 2019	$8,252
Gross carrying amount at November 30, 2019	$8,252
Accumulated impairment charge	—
Net carrying amount at November 30, 2019	$8,252
Consumer Electronics:
Beginning balance at March 1, 2019	$46,533
Activity during the period	—
Balance at November 30, 2019	$46,533
Gross carrying amount at November 30, 2019	$78,696
Accumulated impairment charge	(32,163)
Net carrying amount at November 30, 2019	$46,533
Total Goodwill, net	$54,785

The Company's Biometrics segment did not carry a goodwill balance at November 30, 2019 or February 28, 2019.

At November 30, 2019, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$49,524	$32,058	$17,466
Trademarks/Tradenames	485	428	57
Developed technology	31,290	11,564	19,726
Patents	5,373	3,495	1,878
License	1,400	1,400	—
Contract	2,141	2,054	87
Total finite-lived intangible assets	$90,213	$50,999	39,214
Indefinite-lived intangible assets
Trademarks			74,792
Total intangible assets, net			$114,006

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

At February 28, 2019, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$49,743	$29,746	$19,997
Trademarks/Tradenames	485	413	72
Developed technology	31,290	9,523	21,767
Patents	5,390	2,907	2,483
License	1,400	1,400	—
Contract	2,141	1,966	175
Total finite-lived intangible assets	$90,449	$45,955	44,494
Indefinite-lived intangible assets
Trademarks			74,955
Total intangible assets, net			$119,449

During the second quarter of Fiscal 2019, the Company re-evaluated its projections for several brands in its former Consumer Accessory and Automotive segments based on lower than anticipated results due to lower product load-ins, increased competition for certain product lines, a streamlining of SKU’s, and its marketing strategy for one of its brands. Accordingly, these were considered indicators of impairment requiring the Company to test the related indefinite-lived trademarks for impairment. The Company tested these indefinite-lived intangible assets as of August 31, 2018 and as a result of its analysis, it was determined that several of the Company's former Consumer Accessory trademarks and one Automotive trademark were impaired at August 31, 2018. The Company recorded an impairment charge of $9,814 for the nine months ended November 30, 2018, with $9,654 related to the former Consumer Accessories segment and $160 related to the Automotive segment. There can be no assurances that the estimates and assumptions used for purposes of triggering events reviews or impairment testing will prove to be accurate predictions of the future. Reduced demand for our existing product offerings, reductions of product placement at our customers, less than anticipated results, lack of acceptance of our new products, elimination of additional SKU’s, the inability to successfully develop our brands, or unfavorable changes in assumptions used in the discounted cash flow model such as discount rates, royalty rates, or projected long-term growth rates could result in additional impairment charges in the future.

The Company recorded amortization expense of $1,748 and $5,243 for the three and nine months ended November 30, 2019, respectively, and $1,582 and $4,745 for the three and nine months ended November 30, 2018, respectively. The estimated aggregate amortization expense for all amortizable intangibles for November 30 of each of the succeeding years is as follows:

Year	Amount
2020	$6,766
2021	6,599
2022	5,910
2023	5,449
2024	5,358

(11)	Equity Investment

As of November 30, 2019 and February 28, 2019, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	November 30, 2019	February 28, 2019
Current assets	$48,585	$45,135
Non-current assets	5,509	6,124
Liabilities	11,316	7,489
Members' equity	42,778	43,770

	Nine months ended November 30,
	2019	2018
Net sales	$75,962	$76,753
Gross profit	23,345	24,753
Operating income	7,083	10,148
Net income	7,344	10,292

The Company's share of income from ASA was $967 and $3,672 for the three and nine months ended November 30, 2019, and $1,695 and $5,146 for the three and nine months ended November 30, 2018. The decrease in ASA’s operating and net income for the three and nine months ended November 30, 2019 compared to the prior year period is primarily a result of the impact of tariffs, an increase in warranty costs, as well as due to certain product recall expenses incurred in the current year that were not present in the prior year.

(12)	Income Taxes

The Company’s provision for income taxes consists of federal, foreign and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year.  At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. The authoritative guidance for accounting for income taxes allows use of the year-to-date effective tax rate (the “discrete method”) when a reliable estimate of the estimated annual effective tax rate cannot be made. During the interim period ended August 31, 2019, the Company determined the use of the discrete method for U.S. operations is more appropriate than the annual effective tax rate method due to sensitivity to small changes to projected pre-tax earnings, which resulted in significant variations in the customary relationship between income tax expense and pretax income. As such, the Company has estimated a foreign effective tax rate and applied that to its foreign year to date results and has discretely calculated the U.S. tax provision (benefit) based on pre-tax results through the three and nine months ended November 30, 2019.

For the three months ended November 30, 2019, the Company recorded an income tax provision of $2,720, which includes a discrete income tax provision of $1,035. The Company recorded a discrete tax provision of $1,153 in connection with excluding the U.S. tax jurisdiction from the estimated annual effective tax rate and a discrete income tax benefit of $118 primarily related to the reversal of uncertain tax provision liabilities as result of the lapse of the applicable statute of limitations, the remeasurement of deferred tax assets and liabilities for enacted state law changes, offset by an income tax provision related to the finalization of federal and state tax filings during the quarter ended November 30, 2019. For the three months ended November 30, 2018, the Company recorded an income tax benefit of $4,078, which includes a discrete income tax benefit of $57, related primarily to the reversal of unrecognized tax benefits resulting from a lapse of the applicable statute of limitations, offset by an income tax provision related to the finalization of our federal, state and foreign tax filings during the quarter ended November 30, 2018.

The effective tax rates for the three months ended November 30, 2019 and 2018 were an income tax provision of 66.6% on pre-tax income of $4,087 and an income tax benefit of 62.8% on a pre-tax income of $6,491, respectively. The effective tax rate for the three months ended November 30, 2019 differs from the U.S. statutory rate of 21% primarily due to the calculation of the U.S. tax provision on a discrete basis, the U.S. taxation of foreign earnings, nondeductible permanent differences, non-controlling interest related to EyeLock LLC, an increase in the valuation allowance, state and local income taxes, and income taxed in foreign jurisdictions at varying tax rates. The effective tax rate for the three months ended November 30, 2018 differed from the statutory rate of 21% primarily due to the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates. In addition, the valuation allowance increased for tax credits and loss jurisdictions for which a limited tax benefit can be recognized.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

For the nine months ended November 30, 2019, the Company recorded an income tax provision of $1,190, which includes a discrete income tax benefit of $345. The Company recorded a discrete tax benefit of $50 in connection with excluding the U.S. tax jurisdiction from the estimated annual effective tax rate and a discrete income tax benefit of $295 primarily related to the reversal of uncertain tax provision liabilities as result of lapse of the applicable statute of limitations, the remeasurement of deferred tax assets and liabilities for enacted state law changes, offset by an income tax provision related to the finalization of federal and state tax filings during the quarter ended November 30, 2019. For the nine months ended November 30, 2018, the Company recorded an income tax provision of $3,147, which includes a discrete income tax benefit of $256, primarily related to the reversal of unrecognized tax benefits resulting from a lapse in the applicable statute of limitations, offset by an income tax provision related to the finalization of our federal, state and foreign tax filings during the quarter ended November 30, 2018.

The effective tax rates for the nine months ended November 30, 2019 and 2018 were an income tax provision of 17.1% on a pre-tax loss of $6,979 and an income tax provision of 27.8% on a pre-tax loss of $11,338, respectively. The effective tax rate for the nine months ended November 30, 2019 differs from the U.S. statutory rate of 21% primarily due to the calculation of the U.S. tax provision on a discrete basis, the U.S. taxation of foreign earnings, nondeductible permanent differences, non-controlling interest related to EyeLock LLC, an increase in the valuation allowance, state and local income taxes, and income taxed in foreign jurisdictions at varying tax rates. The effective tax rate for the nine months ended November 30, 2018 differed from the statutory rate of 21% primarily due to the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates.

At November 30, 2019, the Company had an uncertain tax position liability of $1,125, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S. federal, state and local, and foreign tax issues.

(13)	Inventory

Inventories by major category are as follows:

	November 30, 2019	February 28, 2019
Raw materials	$26,837	$27,518
Work in process	2,731	2,622
Finished goods	81,521	72,239
Inventory, net	$111,089	$102,379

(14)	Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs. Liabilities for product warranties and product repair costs are included within Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

	Three months ended November 30,		Nine months ended November 30,
	2019	2018	2019	2018
Opening balance	$4,062	$4,855	$4,469	$6,233
Liabilities for warranties accrued during the period	1,445	1,729	3,879	4,595
Balances transferred (a)	—	—	—	(832)
Warranties settled during the period	(1,076)	(1,699)	(3,917)	(5,111)
Ending balance	$4,431	$4,885	$4,431	$4,885

(a)

In conjunction with the implementation of ASC Topic 606 in Fiscal 2019, Revenue from Contracts with Customers (see Note 23), the Company recorded a refund liability, representing the amount of consideration received for products sold that the Company expects to refund to customers, as well as a corresponding return asset that reflects the Company's right to receive goods back from customers. The return asset is calculated as the carrying amount of goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value and is included in Prepaid expenses and other current assets on the Consolidated Balance Sheets at November 30, 2019 and February 28, 2019. The balance above represents amounts that would reduce the value of inventory returned to the Company and was reclassified to the return asset in order to properly reflect the value of the inventory the Company expects to receive back from customers.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(15)	Accrued Restructuring Expense

During the year ended February 28, 2019, the Company realigned certain businesses within the organization to lower and contain overhead costs, as well as conducted an aggressive SKU rationalization program to streamline certain product offerings, which resulted in total restructuring expenses of $4,588 for the year ended February 28, 2019, consisting primarily of employee severance. $3,883 of these restructuring charges were not yet settled as of February 28, 2019 and were included in Accrued expenses and other current liabilities. During the three and nine months ended November 30, 2019, an additional $666 and $2,106, respectively, of the accrual was settled and no additional restructuring expenses were incurred. At November 30, 2019, the remaining restructuring accrual in Accrued expenses and other current liabilities is $1,777.

(16)	Financing Arrangements

The Company has the following financing arrangements:

	November 30, 2019	February 28, 2019
Debt
Domestic credit facility (a)	$—	$—
Florida mortgage (b)	7,738	8,112
Euro asset-based lending obligation - VOXX Germany (c)	—	5,972
Euro asset-based lending obligation - Magnat (d)	609	727
Schwaiger mortgage (e)	57	235
Voxx Germany mortgage (f)	—	2,588
Total debt	8,404	17,634
Less: current portion of long-term debt	1,165	10,021
Long-term debt	7,239	7,613
Less: debt issuance costs	1,220	1,837
Total long-term debt, net of debt issuance costs	$6,019	$5,776

(a)	Domestic Credit Facility

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000, and a term loan in the amount of $15,000. The Credit Facility also includes a $15,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 16(b)). The entire outstanding balance of the term loan, which is not renewable, was repaid in Fiscal 2018. As of November 30, 2019, there was no balance outstanding under the revolving credit facility. The availability under the revolving credit line of the Credit Facility was $102,454 as of November 30, 2019.

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

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that swingline loans may only be designated as Base Rate Loans.  Loans designated as LIBOR Rate Loans bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.75 - 2.25%.  Loans designated as Base Rate loans bear interest at a rate equal to the applicable margin for Base Rate Loans of 0.75 - 1.25% as defined in the agreement. As of November 30, 2019, the weighted average interest rate on the facility was 5.50%.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Provided that the Company is in a Compliance Period (the period commencing on that day in which Excess Availability is less than 12.5% of the Maximum Revolver Amount and ending on a day in which Excess Availability is equal to or greater than 12.5% for any consecutive 30 day period thereafter), the Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of November 30, 2019, the Company was not in a Compliance Period.

The obligations under the loan documents are secured by a general lien on, and security interest in, substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles and inventory.  The Company has guaranteed the obligations of the borrowers under the Credit Agreement.

Charges incurred on the unused portion of the Credit Facility during the three and nine months ended November 30, 2019 totaled $125 and $378, respectively, compared to $124 and $396 during the three and nine months ended November 30, 2018, respectively. These charges are included within Interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has deferred financing costs related to the Credit Facility and a previous amendment and modification of the Credit Facility. These deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance and are amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) over the five-year term of the Credit Facility. During both of the three and nine months ended November 30, 2019 and 2018, the Company amortized $198 and $593 of these costs, respectively. The net unamortized balance of these deferred financing costs as of November 30, 2019 is $1,026.

(b)	Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida.  Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. The Florida Mortgage bears interest at 70% of 1-month LIBOR plus 1.54% (3.28% at November 30, 2019) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The financial covenants of the Florida Mortgage are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, which are recorded as deferred financing costs and included in Long-term debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and are being amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) over the ten-year term of the Florida Mortgage. The Company amortized $8 and $24 of these costs during both of the three and nine months ended November 30, 2019 and 2018, respectively. The net unamortized balance of these deferred financing costs as of November 30, 2019 is $194.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

On July 20, 2015, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure related to the Florida Mortgage and pays a fixed rate of 3.48% under the swap agreement (See Note 4).

(c)	Euro Asset-Based Lending Obligation – VOXX Germany

Foreign bank obligations include a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000 for the Company's subsidiary, VOXX Germany, which expires on July 31, 2020. The rate of interest for the ABL is the three-month Euribor plus 2.3% (2.30% at November 30, 2019). As of November 30, 2019, there is no balance outstanding under this credit facility, as it was repaid using the proceeds received from the sale of Company’s real estate in Pulheim, Germany (see Note 19 and Note 16(f)).

(d)	Euro Asset-Based Lending Obligation - Magnat

Foreign bank obligations also include an ABL credit facility, for the Company's subsidiary, Magnat, which expires on February 29, 2020. The rate of interest for the ABL is the three-month Euribor plus 2.1% (2.10% at November 30, 2019).

(e)	Schwaiger Mortgage

In January 2012, Voxx German Holdings, GmbH purchased a building for the Schwaiger business, entering into a mortgage note payable. The mortgage note bears interest at 3.75% and has subsequently been paid in full during December 2019.

(f)	Voxx Germany Mortgage

This balance represented a mortgage on the land and building housing Voxx Germany's headquarters in Pulheim, Germany, which was entered into in January 2013. The mortgage bore interest at 2.85% and was payable in twenty-six quarterly installments, with final payment due in September 2019. The note was fully paid on September 30, 2019 in conjunction with the sale of the property, a portion of which is being leased by the Company, as it will continue to house the Voxx Germany headquarters at this location (see Note 19).

(17)	Other Income (Expense)

Other income (expense) is comprised of the following:

	Three months ended November 30,		Nine months ended November 30,
	2019	2018	2019	2018
Foreign currency gain (loss)	$61	$(41)	$297	$164
Interest income	199	312	814	788
Rental income	176	133	460	386
Miscellaneous	(758)	(144)	298	(165)
Total other, net	$(322)	$260	$1,869	$1,173

On August 31, 2017, the Company completed its sale of Hirschmann Car Communication GmbH to a subsidiary of TE Connectivity Ltd. The consideration received by the Company was €148,500, or approximately $177,000 based on the exchange rate on the close of business on August 31, 2017 and was subject to adjustment based on the final working capital. Included within miscellaneous for the three and nine months ended November 30, 2019 is a payment of $804 made on November 11, 2019 in settlement of the final working capital calculation.

Included within miscellaneous for the nine months ended November 30, 2019 are the proceeds from a key man life insurance policy in the amount of $1,000 related to a former employee of Klipsch Group, Inc. that Voxx became the beneficiary of in conjunction with the acquisition of Klipsch in Fiscal 2012. At the time of acquisition, the individual was no longer employed by Klipsch and was never an employee of Voxx; however, Voxx has remained the beneficiary of the policy until the individual’s death.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(18)	Foreign Currency

The Company has a subsidiary in Venezuela. Venezuela has experienced significant political and civil unrest, as well as economic instability for several years, and has implemented various foreign currency and price controls. The country has also experienced high rates of inflation over the last several years. The President of Venezuela has the authority to legislate certain areas by decree, which allows the government to nationalize certain industries or expropriate certain companies and property. These factors have had a negative impact on our business and our financial condition. The Company accounts for its Venezuela subsidiary as hyper-inflationary in accordance with the guidelines in ASC 830, "Foreign Currency." A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3-year period.  The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars. On August 20, 2018, the government devalued the Bolivar Fuerte in an attempt to address continuing hyperinflation, also renaming it the Sovereign Bolivar. As of November 30, 2019, the DICOM rate for the Sovereign Bolivar was approximately 38,109 bolivars to the U.S. dollar compared to 86 at November 30, 2018. Total net currency exchange losses for Venezuela of ($1) and ($2) were recorded for the three and nine months ended November 30, 2019, respectively, as compared to ($1) and ($6) for the three and nine months ended November 30, 2018, respectively, and are included in Other income (expense) on the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

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

We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration. Control of an underlying asset is conveyed if we obtain the rights to direct the use of, and to obtain substantially all of the economic benefit from, the use of the underlying asset. Some of our leases include both lease and non-lease components which are accounted for as a single lease component, as we have elected the practical expedient in ASU 842-10-15-37. Some of our operating lease agreements include variable lease costs, including taxes, common area maintenance or increases in rental costs related to inflation. Such variable payments, other than those dependent upon a market index or rate, are expensed when the obligation for those payments is incurred. Lease expense is recorded in operating expenses in the Consolidated Statement of Operations and Comprehensive (Loss) Income. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less which do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise are considered short term leases and are not recorded on the balance sheet. The Company had no short term leases during the three and nine months ended November 30, 2019.

Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present value of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term.

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

On September 30, 2019, the Company, through its subsidiary Voxx German Holdings GmbH, executed a sale leaseback transaction, selling its real property in Pulheim, Germany to CLM S.A. RL (“the Purchaser”) for €10,920. Net proceeds received from the transaction were approximately $9,500 after transactional costs of $270 and repayment of the outstanding mortgage, which was $2,104 on September 30, 2019. The transaction qualified for sale leaseback accounting in accordance with ASC 842. Concurrently with the sale, the Company entered into an operating lease arrangement (“lease”) with the Purchaser for a small portion of the real property to continue to operate the combined Magnat/Klipsch sales office in Germany, with an initial lease term of five years. The Company recognized a gain related to the execution of the sale transaction of $4,057 for the three and nine months ended November 30, 2019, which is recorded in Other income (expense) on the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

The components of lease cost for the three and nine months ended November 30, 2019 were as follows:

	Three months ended	Nine months ended
	November 30, 2019	November 30, 2019
Operating lease cost (a) (c)	$209	$668
Finance lease cost:
Amortization of right of use assets (a)	167	516
Interest on lease liabilities (b)	12	36
Total finance lease cost	$179	$552

(a)	Recorded within Selling, general and administrative, Engineering and technical support, and Cost of sales on the Consolidated Statement of Operations and Comprehensive Income (Loss).
(b)	Recorded within Interest and bank charges on the Consolidated Statement of Operations and Comprehensive Income (Loss).
(c)	Includes immaterial amounts related to variable rent expense.

Supplemental cash flow information related to leases is as follows:

Nine months ended
November 30, 2019
Non-cash investing and financing activities:
Right of use assets obtained in exchange for operating lease obligations	$1,214
Right of use assets obtained in exchange for finance lease obligations	1,024
Upon the adoption of ASC 842:
Right of use assets recorded in exchange for operating lease obligations	$2,227
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$628
Operating cash flows from finance leases	36
Finance cash flows from finance leases	477

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Supplemental balance sheet information related to leases is as follows:

November 30, 2019
Operating Leases
Operating lease, right of use assets	$2,773
Total operating lease right of use assets	$2,773
Accrued expenses and other current liabilities	$680
Operating lease liabilities, less current portion	2,127
Total operating lease liabilities	$2,807
Finance Leases
Property, plant and equipment, gross	$2,503
Accumulated depreciation	(1,041)
Total finance lease right of use assets	$1,462
Accrued expenses and other current liabilities	$647
Finance lease liabilities, less current portion	855
Total finance lease liabilities	$1,502
Weighted Average Remaining Lease Term
Operating leases	4.4 years
Finance leases	3.9 years
Weighted Average Discount Rate
Operating leases	6.08%
Finance leases	3.87%

At November 30, 2019, maturities of lease liabilities for each of the succeeding years were as follows:

	Operating Leases	Finance Leases
2020	$829	681
2021	803	483
2022	616	274
2023	400	118
2024	333	—
Thereafter	224	—
Total lease payments	3,205	1,556
Less imputed interest	398	54
Total	$2,807	1,502

As of November 30, 2019, the Company has not entered into any lease agreements that have not yet commenced.

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

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

The Company owns and occupies buildings as part of its operations. Certain space within these buildings may, from time to time, be leased to third parties from which the Company earns rental income as lessor. This leased space is recorded within property, plant and equipment and was not material to the Company's Consolidated Balance Sheet at November 30, 2019. Rental income earned by the Company for the three and nine months ended November 30, 2019 was $176 and $460, respectively, which is recorded within Other income (expense).

(20)	Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	November 30, 2019	February 28, 2019	November 30, 2019	February 28, 2019	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,711,335	21,938,100	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	2,594,859	2,168,094	N/A	N/A	N/A

In April 2019, the Company was authorized by the Board of Directors to increase the number of Class A Common Stock available for repurchase in the open market to 3,000,000. During the three and nine months ended November 30, 2019, the Company repurchased 218,453 and 426,765 shares, respectively, for an aggregate cost of $1,057 and $2,040, respectively. At November 30, 2019, the Company's remaining authorized share repurchase for its Class A Common Stock was 2,573,235 shares.

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

We determined that we hold a variable interest in EyeLock LLC as a result of:

•	our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

•	the loan agreement with EyeLock LLC, which has a total outstanding balance of $51,941 as of November 30, 2019.

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

Assets and Liabilities of EyeLock LLC

The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheets as of November 30, 2019 and February 28, 2019:

	November 30, 2019	February 28, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$—	$3
Accounts receivable, net	150	363
Inventory, net	3,415	(27)
Receivables from vendors	5	—
Prepaid expenses and other current assets	262	322
Total current assets	3,832	661
Property, plant and equipment, net	73	120
Intangible assets, net	30,768	33,064
Other assets	116	253
Total assets	$34,789	$34,098
Liabilities and Partners' Deficit
Current liabilities:
Accounts payable	$3,160	$1,122
Interest payable to VOXX	9,551	8,729
Accrued expenses and other current liabilities	883	1,030
Due to VOXX	51,941	44,937
Total current liabilities	65,535	55,818
Other long-term liabilities	1,200	1,200
Total liabilities	66,735	57,018
Commitments and contingencies
Partners' deficit:
Capital	41,416	41,416
Retained losses	(73,362)	(64,336)
Total partners' deficit	(31,946)	(22,920)
Total liabilities and partners' deficit	$34,789	$34,098

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Revenue and Expenses of EyeLock LLC

The following table sets forth the revenues and expenses of EyeLock LLC that were included in our Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended November 30, 2019, respectively:

	For the three months ended November 30,		For the nine months ended November 30,
	2019	2018	2019	2018
Net sales	$138	$331	$412	$547
Cost of sales	178	23	592	59
Gross profit	(40)	308	(180)	488
Operating expenses:
Selling	173	301	535	925
General and administrative	1,123	1,202	3,500	3,745
Engineering and technical support	1,232	1,982	3,951	5,600
Total operating expenses	2,528	3,485	7,986	10,270
Operating loss	(2,568)	(3,177)	(8,166)	(9,782)
Other (expense) income:
Interest and bank charges	(324)	(1,032)	(939)	(2,919)
Other, net	79	—	79	—
Total other (expense) income, net	(245)	(1,032)	(860)	(2,919)
Loss before income taxes	(2,813)	(4,209)	(9,026)	(12,701)
Income tax expense	—	—	—	—
Net loss	$(2,813)	$(4,209)	$(9,026)	$(12,701)

(22)	Segment Reporting

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

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Segment data for each of the Company's segments is presented below:

	Automotive Electronics	Consumer Electronics	Biometrics	Corporate/ Eliminations	Total
Three Months Ended November 30, 2019
Net sales	$29,985	$79,914	$138	$75	$110,112
Equity in income of equity investees	967	—	—	—	967
Interest expense and bank charges	137	2,560	326	(2,272)	751
Depreciation and amortization expense	187	1,093	783	1,247	3,310
Income (loss) before income taxes (a)	92	9,583	(2,813)	(2,775)	4,087

Three Months Ended November 30, 2018
Net sales	$45,053	$83,927	$400	$257	$129,637
Equity in income of equity investees	1,695	—	—	—	1,695
Interest expense and bank charges	267	2,819	1,033	(2,945)	1,174
Depreciation and amortization expense	186	1,137	789	775	2,887
Income (loss) before income taxes	5,596	5,597	(4,201)	(501)	6,491

Nine Months Ended November 30, 2019
Net sales	$86,472	$206,601	$398	$341	$293,812
Equity in income of equity investees	3,672	—	—	—	3,672
Interest expense and bank charges	354	7,427	941	(6,087)	2,635
Depreciation and amortization expense	567	3,356	2,352	3,622	9,897
Income (loss) before income taxes (a)	869	8,976	(8,835)	(7,989)	(6,979)

Nine Months Ended November 30, 2018
Net sales	$124,705	$213,159	$812	$683	$339,359
Equity in income of equity investees	5,146	—	—	—	5,146
Interest expense and bank charges	752	8,218	2,919	(8,498)	3,391
Depreciation and amortization expense	649	3,451	2,372	2,339	8,811
Income (loss) before income taxes (b)	11,121	(6,535)	(12,658)	(3,266)	(11,338)

(a)	Included in Income (loss) before taxes for the three and nine months ended November 30, 2019 is the gain on the sale of real property in Pulheim, Germany of $4,057.

(b)

Included in Income (loss) before taxes for the nine months ended November 30, 2018 are intangible asset impairment charges totaling $9,814 ($9,654 within the Consumer Electronics segment and $160 within the Automotive Electronics segment) (see Note 10), as well as the impairment charge of $3,473 related to investment properties in Venezuela within the Automotive Electronics segment (see Note 18).

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

We account for a contract or purchase order when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the product passes to the customer, which is upon shipment, unless otherwise specified within the customer contract or on the purchase order as delivery, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations related to timing of product shipment that will be satisfied in different accounting periods. When that is the case, revenue is deferred until each performance obligation is met. No performance obligation related amounts were deferred as of November 30, 2019 or November 30, 2018. Within our Automotive Electronics segment, while the majority of the contracts we enter into with Original Equipment Manufacturers (“OEM”) are long-term supply arrangements, the performance obligations are established by the enforceable contract, which is generally considered to be the purchase order. The purchase orders are of durations less than one year. As such, the Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed.

Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue and recorded on a net basis.

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of consumer electronic, automotive electronic, and biometric products. Our consumer electronics products primarily consist of finished goods sold to retail and consumer customers, consisting of premium audio products and other consumer electronic products. Our automotive electronic products are sold both to OEM and aftermarket customers. Our biometrics products are primarily sold to commercial customers. We recognize revenue for sales to our customers when transfer of control of the related good or service has occurred. All of our revenue was recognized under the point in time approach for the three and nine months ended November 30, 2019. Contract terms with certain of our OEM customers could result in products and services being transferred over time as a result of the customized nature of some of our products, together with contractual provisions in the customer contracts that provide us with an enforceable right to payment for performance completed to date; however, under typical terms, we do not have the right to consideration until the time of shipment from our manufacturing facilities or distribution centers, or until the time of delivery to our customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to our right to consideration at the time of shipment or delivery.

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

While unit prices are generally fixed, we provide variable consideration for certain of our customers, typically in the form of promotional incentives at the time of sale. We utilize both the most likely amount and expected value methods to estimate the effect of uncertainty on the amount of variable consideration to which we would be entitled. The most

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

likely amount method considers the single most likely amount from a range of possible consideration amounts. The most likely amounts are based upon the contractual terms of the incentives and historical experience with each customer. We record estimates for cash discounts, promotional rebates, and other promotional allowances in the period the related revenue is recognized (“Customer Credits”). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are presented within Accrued sales incentives on the Consolidated Balance Sheets. Actual Customer Credits have not differed materially from estimated amounts for each period presented. Amounts billed to customers for shipping and handling are included in Net sales and costs associated with shipping and handling are included in Cost of sales. We have concluded that our estimates of variable consideration are not constrained according to the definition within the standard. Additionally, the Company applies the practical expedient in ASC paragraph 606-10-25-18B and accounts for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment activity, rather than a separate performance obligation.

Under ASC Topic 606, we are required to present a refund liability and a return asset within the Consolidated Balance Sheets. The changes in the refund liability are reported in Net sales, and the changes in the return asset are reported in Cost of sales in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). As of November 30, 2019 and February 28, 2019, the balance of the return asset was $1,300 and $1,962, respectively, and the balance of the refund liability was $3,253 and $4,415, respectively, and are presented within Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheets.

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

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized.  The Company has no contract asset or contract liability balances at November 30, 2019 or February 28, 2019.

Disaggregation of Revenue

The Company operates in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. ASC Topic 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales are disaggregated by segment and product type for the three and nine months ended November 30, 2019 and 2018:

	Three months ended November 30,		Nine months ended November 30,
	2019	2018	2019	2018
Automotive Electronics Segment
OEM Products	$10,628	$24,472	$37,391	$70,782
Aftermarket Products	19,357	20,581	49,081	53,923
Total Automotive Segment	29,985	45,053	86,472	124,705
Consumer Electronics Segment
Premium Audio Products	53,250	49,666	128,056	121,707
Other Consumer Electronic Products	26,664	34,261	78,545	91,452
Total Consumer Electronics Segment	79,914	83,927	206,601	213,159
Biometrics Segment
Biometric Products	138	400	398	812
Total Biometrics Segment	138	400	398	812
Corporate/Eliminations	75	257	341	683
Total Net Sales	$110,112	$129,637	$293,812	$339,359

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(24)	Contingencies

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendments to the guidance, ASU 2018-19 in November 2018, ASU 2019-04 in April 2019, ASU 2019-05 in May 2019, and ASU 2019-10 and ASU 2019-11 in November 2019. The standard changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. ASU 2019-04 clarifies that equity instruments without readily determinable fair values for which an entity has elected the measurement alternative should be remeasured to fair value as of the date that an observable transaction occurred. ASU 2019-05 provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. ASU 2019-10 delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the SEC) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. ASU 2019-11 was issued to provide clarification guidance in the following areas: (i) expected recoveries for purchased financial assets with credit deterioration; (ii) transition relief for troubled debt restructurings; (iii) disclosures related to accrued interest receivables; (iv) financial assets secured by collateral maintenance provisions; and (v) conforming amendment to subtopic 805-20. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company does not anticipate that ASU 2018-13 will have a material impact on its consolidated financial statements.

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

In October 2018, the FASB issued ASU No. 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities.” This ASU requires entities to consider indirect interests held through related parties under common control on a proportional basis, rather than as the equivalent of a direct interest in its entirety when determining whether a decision-making fee is a variable interest. The ASU is effective for fiscal years beginning after December 15, 2019 and for interim periods therein, with early adoption permitted. The Company does not anticipate that ASU 2018-17 will have a material impact on its consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606." The ASU clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company does not anticipate that ASU 2018-18 will have a material impact on its consolidated financial statements.

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

In November 2019, the FASB issued ASU No. 2019-08, “Compensation – Stock Compensation (Topic 718).” ASU 2019-08 requires that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The amendments in this update are effective for fiscal years beginning after December 15, 2019, and interim periods within those years. The Company does not anticipate that this ASU will have a material impact on its consolidated financial statements.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three and nine months ended November 30, 2019 compared to the three and nine months ended November 30, 2018. Next, we present EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share attributable to Voxx for the three and nine months ended November 30, 2019 compared to the three and nine months ended November 30, 2018 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

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

Acquisitions and Dispositions

There were no acquisitions or dispositions during the three and nine months ended November 30, 2019.

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

Results of Operations

As you read this discussion and analysis, refer to the accompanying Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss), which present the results of our operations for the three and nine months ended November 30, 2019 and 2018.

The following tables set forth, for the periods indicated, certain statements of operations data for the three and nine months ended November 30, 2019 and 2018.

Net Sales

	November 30,
	2019	2018	$ Change	% Change
Three Months Ended
Automotive Electronics	$29,985	$45,053	$(15,068)	(33.4)%
Consumer Electronics	79,914	83,927	(4,013)	(4.8)%
Biometrics	138	400	(262)	(65.5)%
Corporate	75	257	(182)	(70.8)%
Total net sales	$110,112	$129,637	$(19,525)	(15.1)%

Nine Months Ended
Automotive Electronics	$86,472	$124,705	$(38,233)	(30.7)%
Consumer Electronics	206,601	213,159	(6,558)	(3.1)%
Biometrics	398	812	(414)	(51.0)%
Corporate	341	683	(342)	(50.1)%
Total net sales	$293,812	$339,359	$(45,547)	(13.4)%

Automotive sales represented 27.2% and 29.4% of the net sales for the three and nine months ended November 30, 2019, respectively, compared to 34.8% and 36.7% in the respective prior year periods. Sales in this segment decreased during the three and nine months ended November 30, 2019 as compared to the prior year due to various factors, including a decline in sales of the Company’s EVO rear seat entertainment product line, which was due in part to launch delays for certain vehicle models, as well as slower sales for certain programs that began in the prior year and the deletion of one planned program, which is attributable to a softening of global automotive industry sales in both periods. The Company’s OEM security and remote start sales also declined during the three and nine months ended November 30, 2019 as a result of competition, as well as the discontinuation of passive entry programs with one of the Company’s customers. Sales of aftermarket satellite radio and headrest products have declined in the three and nine months ended November 30, 2019, as compared to the prior year, as a result of an increase in standard factory equipped vehicles with these options, as well as due to price competition for aftermarket headrest products. Additionally, during the three and nine months ended November 30, 2019, the Company made a non-refundable up-front payment to one of its customers in anticipation of a future OEM program contract, which resulted in a reduction of revenue. Offsetting the sales declines in this segment for the three and nine months ended November 30, 2019 were increases in sales of certain aftermarket safety and security products as compared to the prior year periods.

Consumer Electronics sales represented 72.6% and 70.3% of our net sales for the three and nine months ended November 30, 2019, respectively, compared to 64.7% and 62.8% in the comparable prior year periods. Sales decreased for the three and nine months ended November 30, 2019 as compared to the prior year due to several factors. The Company experienced decreases in sales of certain products, such as in the Project Nursery line, as a result of the elimination of baby video monitors; in wireless and bluetooth speakers, due a reduction in product placement with one of the Company’s larger customers; and in karaoke products, due to a one time holiday sale to one of the Company’s customers in the prior year that did not repeat in the current fiscal year. The Company also continued to see a decline in sales of certain hook-up and power products, as well as headphones and remotes, as a result of changes in customer demand and technology, and due to the Company’s continuing rationalization of SKU’s with the goal of limiting sales of lower margin products, and a decrease in sales of smart home products as the Company is exiting this category. Within Europe, the Company experienced decreases in sales across all product lines, as well as in the DIY business during the three and nine months ended November 30, 2019 as a result of a slowdown in the European market. For the three months ended November 30, 2019, there was also a decrease in sales of the Company’s premium home separate speaker products, as a result of prior year load-in sales of two new product lines that launched during the second quarter of Fiscal 2019 that did not repeat in the current year period. Offsetting these decreases, the Company had an increase in sales within both of its premium mobility and premium wireless and bluetooth speaker categories as a result of the launch of new lines of soundbars and wireless earbuds, as well as stronger sales of several existing products. Additional distribution partners for the Company’s premium commercial speaker products have also had a favorable impact on sales for the three and nine months ended November 30, 2019. Reception product sales were up for the three and nine months ended November 30, 2019 as a result of expanded SKU offerings with certain customers and stronger market share, and sales of the Company’s activity bands have increased year over year as a result of increased motion program participants, as well as additional product offerings for participants, including the Apple watch and Fitbit. For the nine months ended November 30, 2019, the Company’s premium home separate speaker product sales increased as a result of the continued success of its new domestic product lines that launched during the second quarter of Fiscal 2019, as well as due to a new distribution partnership.

Biometrics sales represented 0.1% of our net sales for both the three and nine months ended November 30, 2019, compared to 0.3% and 0.2% in the respective prior year periods. This segment experienced a decrease in product sales for the three and nine months ended November 30, 2019 as a result of its product mix, as the Company was selling more of its higher dollar Hbox products during the three and nine months ended November 30, 2018. During the three and nine months ended November 30, 2019, the Company began selling its EXT outdoor perimeter access product, as well as an updated version of its Nano NXT perimeter access product, which are both at a lower price point and have not yet achieved the sales volumes to surpass prior year sales dollars.

Gross Profit and Gross Margin Percentage

	November 30,
	2019	2018	$ Change	% Change
Three Months Ended
Automotive Electronics	$6,023	$11,467	$(5,444)	(47.5)%
	20.1%	25.5%
Consumer Electronics	25,627	26,662	(1,035)	(3.9)%
	32.1%	31.8%
Biometrics	(39)	322	(361)	(112.1)%
	(28.3)%	80.5%
Corporate	(147)	472	(619)	(131.1)%
	$31,464	$38,923	$(7,459)	(19.2)%
	28.6%	30.0%

Nine Months Ended
Automotive Electronics	$18,228	$31,537	$(13,309)	(42.2)%
	21.1%	25.3%
Consumer Electronics	63,040	64,654	(1,614)	(2.5)%
	30.5%	30.3%
Biometrics	13	562	(549)	(97.7)%
	3.3%	69.2%
Corporate	(39)	910	(949)	(104.3)%
	$81,242	$97,663	$(16,421)	(16.8)%
	27.7%	28.8%

Gross margin percentages for the Company have decreased 140 and 110 basis points for the three and nine months ended November 30, 2019 as compared to the three and nine months ended November 30, 2018, respectively.

Gross margin percentages in the Automotive Electronics segment decreased 540 and 420 basis points for the three and nine months ended November 30, 2019, as compared to the respective prior year periods. The decrease in margins was driven primarily by the declines in higher margin OEM security, remote start, and rear seat entertainment sales, which also resulted in lower absorption of fixed overhead costs in the current year periods, further decreasing margins for the segment. In addition, there was a decline in aftermarket headrest product sales, which typically generate higher margins for the segment. Margins have also been negatively affected during the three and nine months ended November 30, 2019 by tariff increases, as certain of the Company’s products are manufactured in China, while production of certain other products were relocated to other countries with higher labor costs. During the three and nine months ended November 30, 2019, the Company also made a non-refundable up-front payment to a customer in anticipation of a future OEM program contract, which negatively impacted margins. As an offset to these margin declines during the three and nine months ended November 30, 2019, the Automotive Electronics segment experienced declines in satellite radio sales, which contribute lower margins to the group, while increased sales of certain aftermarket security products contributed favorably to margins for the three and nine month periods.

Gross margin percentages in the Consumer Electronics segment increased 30 and 20 basis points for the three and nine months ended November 30, 2019, respectively, as compared to the prior year periods. Margin increases during the three and nine months ended November 30, 2019 were driven in part by increased sales of the Company’s high margin premium wireless and bluetooth speakers, mobility products, and commercial speakers. For the nine months ended November 30, 2019, margins were also positively impacted by the Company’s premium mobility products as a result of heavy discounts offered on older product in the prior year, such as wired headphones and neckbands, that did not repeat in the current year. Margins have been negatively affected during the three and nine months ended November 30, 2019 by tariff increases, as certain of the Company’s products are manufactured in China, while production of certain other products were relocated to other countries with higher labor costs. The Company offset some of the effects of these tariff increases, where possible, with price increases. Margin declines were also driven by declining sales of products with typically higher margins, such as hook-up products, karaoke products, and the Company’s Project Nursery product line, as well by sales declines within the European market and higher warehousing costs incurred related to the use of a third party for warehousing services in Europe beginning during the first quarter of Fiscal 2020.

Gross margin percentages in the Biometrics segment decreased for the three and nine months ended November 30, 2019, as compared to the prior year periods. These decreases were primarily due to the sale of certain inventory during the three and nine months ended November 30, 2018 that had been previously written off, and contributed to higher margins in the prior year periods, as well as higher sales of licensing fees in the prior year, which earned higher margins for the segment. During the three and nine months ended November 30, 2019, the Company also incurred certain tooling and defective repair costs, as well as provided beta samples to certain customers and prospects at no charge, which negatively impacted margins for the periods.

Operating Expenses

	November 30,
	2019	2018	$ Change	% Change
Three Months Ended
Operating expenses:
Selling	$9,580	$10,363	$(783)	(7.6)%
General and administrative	16,689	16,482	207	1.3%
Engineering and technical support	5,059	6,368	(1,309)	(20.6)%
Total operating expenses	$31,328	$33,213	$(1,885)	(5.7)%

Nine Months Ended
Operating expenses:
Selling	$28,162	$30,661	$(2,499)	(8.2)%
General and administrative	51,896	49,632	2,264	4.6%
Engineering and technical support	15,901	18,349	(2,448)	(13.3)%
Intangible asset impairment charges	—	9,814	(9,814)	(100.0)%
Total operating expenses	$95,959	$108,456	$(12,497)	(11.5)%

Total operating expenses have decreased for the three and nine months ended November 30, 2019 as compared with the respective prior year periods.

Selling expenses decreased for the three and nine months ended November 30, 2019 due to various factors, including headcount reductions related to Fiscal 2019 restructuring activities, lower commissions as a result of the decline in sales for the three and nine month periods, and lower advertising costs and display amortization expense, as many displays and fixtures are fully amortized or have been removed. These expense decreases were offset by salary increases within selling resulting from transfers of certain employees from general and administrative to selling in conjunction with restructuring activities taking place in Fiscal 2019, as well as additional hires at the Company’s Klipsch, Oehlbach and Schwaiger subsidiaries.

General and administrative expenses increased during the three and nine months ended November 30, 2019. During the nine months ended November 30, 2019, the Company granted 200,000 fully vested common shares to the Company’s Chief Executive Officer, as well as granted additional shares which vest on future dates in accordance with his employment agreement signed in July 2019, resulting in an increase in compensation expense of approximately $300 and $1,300 for the three and nine months ended November 30, 2019, respectively. Additionally, during the three and nine months ended November 30, 2018, the Company received reimbursements of approximately $1,000 and $3,000, respectively, for certain professional fees and disbursements resulting from the favorable outcome of a lawsuit, which did not occur during the three and nine months ended November 30, 2019. Disregarding these specific items, general and administrative expenses would have decreased for both the three and nine months ended November 30, 2019. General and administrative expenses were also higher during the three and nine months ended November 30, 2019 due to higher payroll expenses resulting from increased medical claims as compared to the prior year. Offsetting the increases to general and administrative expenses discussed above were decreases in salary expense during the three and nine months ended November 30, 2019 due to reductions in headcount and the transfer of certain employees to selling in conjunction with Fiscal 2019 restructuring activities, lower executive salaries due to salary and bonus structures under new employment agreements, as well as lower office and equipment rental expenses as a result of cost containment measures.

Engineering and technical support expenses for the three and nine months ended November 30, 2019 decreased as compared to the prior year periods. For the three and nine months ended November 30, 2019, expenses were down primarily due to headcount reduction at certain of the Company’s subsidiaries, decreased research and development spending related to projects that were completed during the current year periods, as well as due to the movement of work related to certain projects utilizing outside contractors to in-house employees at both EyeLock and Invision. These declines were partially offset by an increase in research and development expenses related to the start of new projects and higher certification fees for certain products under development, as well as salary and related expenses resulting from new hires at one of the Company’s subsidiaries.

During the second quarter of Fiscal 2019, the Company re-evaluated its projections for several brands in its former Consumer Accessory and Automotive segments based on lower than anticipated results due to lower product load-ins, increased competition for certain product lines, a streamlining of SKU’s, and its marketing strategy for one of its brands. As a result of this evaluation, the Company determined that several of its trademarks were impaired, resulting in a total charge of $9,814 for the nine months ended November 30, 2018. Such charges did not recur in the current year period. The value of our intangible assets, including goodwill, are dependent upon the timing and extent of demand for our product offerings, acceptance of new products, product placements, competition, future selling prices, general economic conditions and other uncertainties. The ultimate outcome of and changes in the Company’s previous assessment of these uncertainties could trigger a future impairment of our intangible assets.

Other Income (Expense)

	November 30,
	2019	2018	$ Change	% Change
Three Months Ended
Interest and bank charges	$(751)	$(1,174)	$423	36.0%
Equity in income of equity investee	967	1,695	(728)	(42.9)%
Gain on sale of real property	4,057	—	4,057	100.0%
Other, net	(322)	260	(582)	(223.8)%
Total other income (expense)	$3,951	$781	$3,170	405.9%

Nine Months Ended
Interest and bank charges	$(2,635)	$(3,391)	$756	22.3%
Equity in income of equity investee	3,672	5,146	(1,474)	(28.6)%
Gain on sale of real property	4,057	—	4,057	100.0%
Investment gain	775	—	775	100.0%
Impairment of Venezuela investment properties	—	(3,473)	3,473	100.0%
Other, net	1,869	1,173	696	59.3%
Total other income (expense)	$7,738	$(545)	$8,283	1519.8%

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

Equity in income of equity investee represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA"). The decrease in income for the three and nine months ended November 30, 2019 is primarily a result of the impact of tariffs, an increase in warranty costs, as well as due to certain product recall expenses incurred during the three and nine months ended November 30, 2019 that were not present in the prior year.

On September 30, 2019, the Company, through its subsidiary Voxx German Holdings Gmbh (“the Seller”), sold its real property in Pulheim, Germany to CLM S.A. RL (“the Purchaser”) for €10,920. Net proceeds received from the transaction were approximately $9,500 after transactional costs and repayment of the outstanding mortgage. Concurrently with the sale, the Seller entered into an operating lease arrangement (“lease”) with the Purchaser for a small portion of the real property to continue to operate its sales office in Germany. The transaction qualified for sale leaseback accounting in accordance with ASC 842 and the Company recognized a gain on the execution of the sale transaction for the three and nine months ended November 30, 2019.

During Fiscal 2018, the Company sold its investment in RxNetworks, a non-controlled corporation, consisting of shares of the investee’s preferred stock. Voxx recognized a gain during Fiscal 2018 for the sale of this investment; however, a portion of the cash proceeds were subject to a hold-back provision, which was not included in the gain recognized in Fiscal 2018. During the second quarter of Fiscal 2020, the hold-back provision expired, and the Company received the remaining proceeds from the sale, recording an investment gain for the nine months ended November 30, 2019.

The Company has certain long-lived assets in Venezuela, which are held for investment purposes. During the second quarter of Fiscal 2019, the Company made an assessment of the recoverability of these properties as a result of the country's continued economic deterioration, which included a significant currency devaluation in August of 2018. The Company recorded an impairment charge for the nine months ended November 30, 2018 representing the remaining balance of these properties.

Other, net includes net foreign currency gains or losses, interest income, rental income, and other miscellaneous income and expense. Other, net decreased for the three months ended November 30, 2019 and increased for the nine months ended November 30, 2019. During the three and nine months ended November 30, 2019, the Company incurred a charge of $804 for a payment made to TE Connectivity Ltd. in final settlement of the working capital calculation related to the Fiscal 2018 sale of Hirschmann Car Communication GmbH. During the nine months ended November 30, 2019, the Company received the proceeds from a key man life insurance policy in the amount of $1,000, related to a former employee of Klipsch Group, Inc. that Voxx became the beneficiary of in conjunction with the acquisition of Klipsch in Fiscal 2012.

Income Tax Provision

The Company’s provision for income taxes consists of federal, foreign and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year.  At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary. The authoritative guidance for accounting for income taxes allows use of the year-to-date (the “discrete method”) when a reliable estimate of the estimated annual effective tax rate cannot be made. During the interim period ended August 31, 2019, the Company determined the use of the discrete method for U.S. operations is more appropriate than the annual effective tax rate method due to sensitivity to small changes to projected pre-tax earnings, which resulted in significant variations in the customary relationship between income tax expense and pretax income. As such, the Company has estimated a foreign effective tax rate and applied that to its foreign year to date results and has calculated the U.S. tax provision (benefit) based on pre-tax results through the three and nine months ended November 30, 2019.

The effective tax rates for the three months ended November 30, 2019 and 2018 were an income tax provision of 66.6% on pre-tax income of $4,087 and an income tax benefit of 62.8% on a pre-tax income of $6,491, respectively. The effective tax rate for the three months ended November 30, 2019 differs from the U.S. statutory rate of 21% primarily due to the calculation of the U.S. tax provision on a discrete basis, the U.S. taxation of foreign earnings, nondeductible permanent differences, non-controlling interest related to EyeLock LLC, an increase in the valuation allowance, state and local income taxes, and income taxed in foreign jurisdictions at varying tax rates. The effective tax rate for the three months ended November 30, 2018 differed from the statutory rate of 21% primarily due to the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates. In addition, the valuation allowance increased for tax credits and loss jurisdictions for which a limited tax benefit can be recognized.

The effective tax rates for the nine months ended November 30, 2019 and 2018 were an income tax provision of 17.1% on a pre-tax loss of $6,979 and an income tax provision of 27.8% on a pre-tax loss of $11,338, respectively. The effective tax rate for the nine months ended November 30, 2019 differs from the U.S. statutory rate of 21% primarily due to the calculation of the U.S. tax provision on a discrete basis, the U.S. taxation of foreign earnings, nondeductible permanent differences, non-controlling interest related to EyeLock LLC, an increase in the valuation allowance, state and local income taxes, and income taxed in foreign jurisdictions at varying tax rates. The effective tax rate for the nine months ended November 30, 2018 differed from the statutory rate of 21% primarily due to the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates.

EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per Common Share

EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share are not financial measures recognized by GAAP. EBITDA represents net (loss) income attributable to VOXX International Corporation, computed in accordance with GAAP, before interest expense and bank charges, taxes, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for stock-based compensation expense, certain settlements, gains, life insurance proceeds, as well tangible and intangible asset impairment charges. Depreciation, amortization, stock-based compensation, and tangible and intangible asset impairment charges are non-cash items. Diluted Adjusted EBITDA per common share represents the Company's diluted earnings per common share based on Adjusted EBITDA.

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

	Three months ended November 30,		Nine months ended November 30,
	2019	2018	2019	2018
Net income (loss) attributable to VOXX International Corporation	$2,464	$12,211	$(4,648)	$(9,531)
Adjustments:
Interest expense and bank charges (1)	625	771	2,269	2,252
Depreciation and amortization (1)	3,005	2,580	8,981	7,886
Income tax expense (benefit)	2,720	(4,078)	1,190	3,147
EBITDA	8,814	11,484	7,792	3,754
Stock-based compensation	471	159	1,816	393
Gain on sale of real property	(4,057)	—	(4,057)	—
Settlement of Hirschmann working capital	804	—	804	—
Investment gain	—	—	(775)	—
Life insurance proceeds	—	—	(1,000)	—
Intangible asset impairment charges	—	—	—	9,814
Impairment of Venezuela investment properties	—	—	—	3,473
Adjusted EBITDA	$6,032	$11,643	$4,580	$17,434
Diluted income (loss) per common share attributable to VOXX International Corporation	$0.10	$0.50	$(0.19)	$(0.39)
Diluted Adjusted EBITDA per common share attributable to VOXX International Corporation	$0.24	$0.47	$0.19	$0.72

(1)

For purposes of calculating Adjusted EBITDA for the Company, interest expense and bank charges, as well as depreciation and amortization, have been adjusted in order to exclude the non-controlling interest portion of these expenses attributable to EyeLock LLC.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of November 30, 2019, we had working capital of $156,513 which includes cash and cash equivalents of $32,156, compared with working capital of $151,169 at February 28, 2019, which included cash and cash equivalents of $58,236. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations, when applicable, and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions, or to further pay down our debt. As of November 30, 2019, we had cash amounts totaling $5,368 held in foreign bank accounts, none of which would be subject to United States federal income taxes if made available for use in the United States. The Tax Cuts and Jobs Act provides a 100% participation exemption on dividends received from foreign corporations after January 1, 2018 as the United States has moved away from a worldwide tax system and closer to a territorial system for earnings of foreign corporations.

Operating activities used cash of $23,887 for the nine months ended November 30, 2019, due to factors including sales declines and losses incurred by EyeLock LLC, as well as increases in accounts receivable due in part to the suspension of the Company’s domestic supply chain financing arrangements, increases in inventory, and decreases in accrued expenses. These operating cash usages were offset primarily by decreases in receivables from vendors and increases in accrued sales incentives. For the nine months ended November 30, 2018, operating activities provided cash of $10,105 primarily due to improved collections on accounts receivable, which were more than offset by expected holiday season sales activity, and increases in accrued sales incentives and accounts payable, which were offset by an increase inventory and a decrease in accrued expenses.

Investing activities provided cash of $9,759 during the nine months ended November 30, 2019 primarily due to the proceeds received from the sale of the Company’s real property in Pulheim, Germany, offset by capital expenditures. For the nine months ended November 30, 2018, investing activities used cash of $8,968 primarily as a result of the issuance of notes receivable and capital expenditures.

Financing activities used cash of $11,563 during the nine months ended November 30, 2019 primarily due to the repayment of bank obligations, including the entire outstanding balance of Voxx Germany’s Euro asset-based loan facility, and the repurchase of shares of the Company’s Class A common stock. During the nine months ended November 30, 2018, financing activities used cash of $191 primarily due to the borrowing of bank obligations, net of repayments.

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000, and a term loan in the amount of $15,000. The Credit Facility also includes a $15,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 16(b)). The entire outstanding balance of the term loan, which is not renewable, was repaid in Fiscal 2018. As of November 30, 2019, there was no balance outstanding under the revolving credit facility. The availability under the revolving credit line of the Credit Facility was $102,454 as of November 30, 2019.

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

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At November 30, 2019, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period
Contractual Cash Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Finance lease obligation (1)	$1,502	$647	$738	$117	$—
Operating leases (1)	2,807	680	1,245	671	211
Total contractual cash obligations	$4,309	$1,327	$1,983	$788	$211
Other Commitments
Bank obligations (2)	$609	$609	$—	$—	$—
Stand-by and commercial letters of credit (3)	68	68	—	—	—
Other (4)	7,795	556	1,000	1,000	5,239
Contingent earn-out payments and other (5)	109	109	—	—	—
Pension obligation (6)	541	—	—	—	541
Unconditional purchase obligations (7)	44,483	44,483	—	—	—
Total other commitments	53,605	45,825	1,000	1,000	5,780
Total commitments	$57,914	$47,152	$2,983	$1,788	$5,991

1.

Represents total principal payments due under operating and finance lease obligations. Total current balances (included in other current liabilities) due under finance and operating lease obligations are $647 and $680, respectively, at November 30, 2019. Total long-term balances due under finance and operating leases are $855 and $2,127, respectively, at November 30, 2019.

2.	Represents amounts outstanding under the VOXX Germany and Magnat Euro asset-based lending facilities at November 30, 2019.
3.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.
4.	This amount includes balances outstanding under loans and mortgages for our manufacturing facility in Florida and for our Schwaiger facility. The Schwaiger mortgage was fully paid in December 2019.
5.	Represents contingent consideration payments due in connection with the Company’s Rosen acquisition.
6.	Represents the liability for an employer defined benefit pension plan covering certain eligible current and former employees of Voxx Germany.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Voxx conducts business in various non-U.S. countries, including Germany, Canada, Mexico, China, Denmark, the Netherlands, and France and thus is exposed to market risk for changes in foreign currency exchange rates. As a result, we have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the U.S., which can adversely impact our net income and cash flows. For the three and nine months ended November 30, 2019, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $2,130 and $5,540, respectively, and net income of approximately $450 and $560, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations, and U. S. dollar denominated purchases in its foreign subsidiaries. The Company enters forward contracts to hedge certain euro-related transactions. The Company minimizes the risk of nonperformance on the forward contracts by transacting with major financial institutions. During the three and nine months ended November 30, 2019, the Company held forward contracts specifically designated for hedging (see Note 4). For the three and nine months ended November 30, 2019, unrealized gains (losses) of $41 and $357, respectively, were recorded in other comprehensive income associated with these contracts. A hypothetical 10% adverse change in the fair value of our forward exchange contracts would result in a negative impact of $14 on the fair value of our forward exchange contracts at November 30, 2019.

We are also subject to risk from changes in foreign currency exchange rates from the translation of financial statements of our foreign subsidiaries and for long-term intercompany loans with the foreign subsidiaries. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive (loss) income. At November 30, 2019, we had translation exposure to various foreign currencies with the most significant being the Euro.  A hypothetical 10% adverse change in the foreign currency exchange rates would result in a negative impact of $29 on Other comprehensive (loss) income for the nine months ended November 30, 2019.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela did not have any sales for the three and nine months ended November 30, 2019 and there were minimal cash related assets invested in Venezuela as of November 30, 2019 that would be subject to government foreign exchange controls. The Company has certain long-lived assets in Venezuela, which are held for investment purposes and had a value of $0 as of November 30, 2019.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and investment grade corporate and U.S. government securities. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed. In connection with the Florida Mortgage, we have debt outstanding in the amount of $7,738 at November 30, 2019. Interest on this mortgage is charged at 70% of 1-month LIBOR plus 1.54%. The Company currently has one interest rate swap for the Florida Mortgage with a notional amount of $7,738 at November 30, 2019. This swap locks the interest rate at 3.48% (inclusive of credit spread) on the Florida Mortgage through the mortgage end date of March 2026. The Company also has debt outstanding with variable interest rates on its Euro asset-based lending obligations in Germany (see Note 16).

As of November 30, 2019, the total net fair value of the interest rate swap recorded in other liabilities on our Unaudited Consolidated Balance Sheet is $344, which represents the amount that would be paid upon unwinding the interest rate swap agreement based on market conditions on that date. Changes in the fair value of this interest rate swap agreement is reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated other comprehensive (loss) income.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of November 30, 2019 to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three and nine-month period ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our Board of Directors to repurchase shares of the Company's Class A Common Stock. In April 2019, the Company was authorized by the Board of Directors to increase the number of Class A Common Stock available for repurchase to 3,000,000 shares in order for the Company to make repurchases in the open market. As of November 30, 2019, we have repurchased 426,765 shares for an aggregate cost of $2,040, as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
7/16/2019 - 7/31/19	131,350	$4.70	131,350	2,868,650
8/1/2019 - 8/31/19	76,962	$4.74	76,962	2,791,688
10/1/2019 - 10/31/19	104,842	$4.96	104,842	2,686,846
11/1/2019 - 11/30/19	113,611	$4.72	113,611	2,573,235
Total other commitments	426,765
(1)	No shares were purchased outside of publicly announced plans or programs.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Patrick M. Lavelle Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Charles M. Stoehr Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended November 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii), the Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

January 9, 2020

By:	/s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By:	/s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer