Form 10-K
period 2020-02-29
VOXX International Corp
filed 2020-06-15
CIK 807707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended February 29, 2020

Commission file number 0-28839

VOXX INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of	13-1964841
incorporation or organization)	(IRS Employer Identification No.)

2351 J. Lawson Boulevard, Orlando, Florida	32824
(Address of principal executive offices)	(Zip Code)

(800) 645-7750

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol:	Name of Each Exchange on which Registered

Class A Common Stock $.01 par value	VOXX	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Act).

Yes   ☐       No   ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was $85,504,049 (based upon closing price on the Nasdaq Stock Market on August 31, 2019).

The number of shares outstanding of each of the registrant's classes of common stock, as of June 11, 2020 was:

Class	Outstanding

Class A common stock $.01 par value	21,656,976
Class B common stock $.01 par value	2,260,954

EXPLANATORY NOTE

This Explanatory Note to the Company’s Annual Report on Form 10-K (the “Report”) for the fiscal year ended February 29, 2020 is being filed with the Report pursuant to the order of the Securities and Exchange Commission contained in SEC Release No. 34-88465, dated March 25, 2020 (the “Order”).  VOXX International Corporation filed a Form 8-K (the “Form 8-K”) on May 4, 2020, prior to the original May 14, 2020 due date of the Report, indicating its reliance on the relief granted by the Order.

Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file its Form 10-K for the fiscal year ended February 29, 2020 until June 15, 2020, and therefore relied on the Order due to circumstances related to the novel coronavirus (“COVID-19”) pandemic. COVID-19 resulted in furloughs and a reduction in staff, and suspension of in-person operations at the Company’s administrative headquarters in Hauppauge, New York in accordance with New York Governor Andrew Cuomo’s “New York State on Pause,” Executive Order 202.8 issued March 20, 2020 (as further extended by Executive Orders 202.14, 202.18, and 202.39), as well as other financial and operational concerns associated with or caused by the COVID-19 pandemic. These conditions caused significant disruptions to the Company’s operations requiring key personnel to devote considerable time and resources to respond to the emerging impacts on its business, which limited their availability to complete the Report and to thoroughly evaluate the events related to COVID-19.

DOCUMENTS INCORPORATED BY REFERENCE

Part III -  (Items 10, 11, 12, 13 and 14) Proxy Statement for Annual Meeting of Stockholders to be filed on or before June 29, 2020.

VOXX INTERNATIONAL CORPORATION

Index to Form 10-K

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, and the information incorporated by reference contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  We intend those forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates, projections about our industry and our business, and the impact of the novel coronavirus (“COVID-19”) outbreak on our results of operations. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "should," "would," or variations of those words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated in or implied by any forward-looking statements. Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, matters listed in Item 1A under "Risk Factors" of this Form 10-K.  Many of the foregoing risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result thereof. The Company assumes no obligation and does not intend to update these forward-looking statements.

NOTE REGARDING DOLLAR AMOUNTS AND FISCAL YEAR

In this annual report, all dollar amounts are expressed in thousands, except for share prices and per-share amounts. Unless specifically indicated otherwise, all amounts and percentages in our Form 10-K are exclusive of discontinued operations.

The Company’s fiscal year ends on the last day of February.

COVID-19 PANDEMIC

The consolidated financial statements contained in this annual report as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of and for the year ended February 29, 2020. Economies throughout the world have been severely disrupted by the effects of the quarantines, business closures and the reluctance or inability of individuals to leave their homes as a result of the outbreak of COVID-19. As a result of these factors, our supply chain has been disrupted and many of our customers have been significantly impacted which has, in turn, reduced our level of operations and activities. In addition, the capital markets have been disrupted and our efforts to raise necessary capital in the future could be adversely impacted by the outbreak of the virus and we cannot forecast with any certainty when the disruptions caused by it will cease to impact our business and the results of our operations. In reading this report on Form 10-K, consider the additional uncertainties caused by the outbreak of COVID-19.

Item 1-Business

VOXX International Corporation ("Voxx," "We," "Our," "Us," or the "Company") is a leading international manufacturer and distributor in the Automotive Electronics, Consumer Electronics, and Biometrics industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through seventeen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., VOXX German Holdings GmbH ("Voxx Germany"), Audiovox Canada Limited, Voxx Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Klipsch Holding LLC ("Klipsch"), Omega Research and Development, LLC ("Omega"), Voxx Automotive Corp., Audiovox Websales LLC, and VSM-Rostra LLC, as well as a majority owned subsidiary, EyeLock LLC ("EyeLock"). We market our products under the Audiovox® brand name and other brand names and licensed brands, such as 808®, Acoustic Research®, Advent®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energy®, Heco®, Invision®, Jamo®, Klipsch®, Mac Audio™, Magnat®, Mirage®, myris®, Oehlbach®, Omega®, Prestige®, Project Nursery®, RCA®, RCA Accessories, Rosen®, Rostra®, Schwaiger®, Terk®, Vehicle Safety Automotive, and Voxx

Automotive as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products.

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

Effective March 1, 2019, the Company revised its reportable segments to better reflect the way the Company now manages its business. To reflect management’s revised perspective, the Company now classifies its operations in the following three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. Prior year segment amounts have been reclassified to conform to the current presentation. The Automotive Electronics segment designs, manufactures, distributes and markets rear-seat entertainment devices, satellite radio products, automotive security, remote start systems, mobile multimedia devices, aftermarket/OE-styled radios, car-link smartphone telematics applications, collision avoidance systems, location-based services, turn signal switches, automotive lighting products, obstacle sensing systems, cruise control systems, camera systems, USB ports, and heated seats. The Consumer Electronics segment designs, manufactures, distributes and markets home theater systems, high-end loudspeakers, outdoor speakers, business music systems, cinema speakers, flat panel speakers, wireless and Bluetooth speakers, soundbars, headphones, DLNA (Digital Living Network Alliance) compatible devices, remote controls, karaoke products, personal sound amplifiers, infant and nursery products, activity tracking bands, healthcare wearables, as well as A/V connectivity, portable/home charging, reception and digital consumer products. The Biometrics segment designs, markets and distributes iris identification and biometric security related products. See Note 13 to the Company's Consolidated Financial Statements for segment and geographic area information.

We make available financial information, news releases and other information on our web site at www.voxxintl.com. There is a direct link from the web site to the Company’s Securities and Exchange Commission's ("SEC") filings, where our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after we file such reports and amendments with, or furnish them to, the SEC. In addition, we have adopted a Code of Business Conduct and Ethics which is available free of charge upon request. Any such request should be directed to the attention of the Company's Human Resources Department, 180 Marcus Boulevard, Hauppauge, New York 11788, (631) 231-7750.

The Company is monitoring the impacts COVID-19 has had, and continues to have, on its global supply chain, including disruptions of product deliveries. The Company sources the majority of its merchandise outside of the U.S. through arrangements with vendors primarily located in several Pacific Rim countries. The Company is collaborating with its vendors to mitigate significant delays in delivery of product, as certain factories have been closed, and certain other factories are operating at a limited capacity.

The Company entered this period of uncertainty with a healthy liquidity position and is taking immediate, aggressive and prudent actions, including reevaluating all expenditures, to enhance the Company’s ability to meet the Company’s short-term liquidity needs, in order to best position the business for its key stakeholders, including the Company’s employees, customers and shareholders. As a precautionary measure, in April 2020, the Company borrowed $20,000 from its revolving credit facility to improve its cash position and resumed factoring accounts receivable balances under all of its supply chain financing arrangements, which it had previously scaled back. The Company continues to partner with its vendors, landlords, and lenders to preserve liquidity and mitigate risk during this unprecedented COVID-19 outbreak and is working with its service providers to further reduce costs by negotiating lower rates. In addition, the Company is actively monitoring and assessing the rapidly changing government policy and economic stimulus responses to COVID-19.

The Company has seen, and expects to continue to see, material reductions in sales as a result of COVID-19. In addition, these reductions in revenue have not been offset by proportional decreases in expense, as the Company continues to incur overhead costs such as depreciation expense, and certain other costs such as compensation and administrative expenses, resulting in a negative effect on the relationship between the Company’s costs and revenues.

In addition, the Company could experience other material impacts as a result of COVID-19, including, but not limited to, charges from potential adjustments of the carrying value of inventory, additional asset impairment charges, and deferred tax valuation allowances.

Though the current circumstances are dynamic and the impacts of COVD-19 on the Company’s business operations, including the duration and impact on overall customer demand, cannot be reasonably estimated at this time, the Company anticipates COVID-19 may continue to have a material adverse impact on its business, results of operations, financial condition and cash flows in Fiscal 2021.

For further information about COVID-19, refer to  “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K.

Acquisitions and Dispositions

The outbreak of COVID-19 has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies or potential buyers may defer or end discussions for a potential acquisition or disposition with us depending on whether or not COVID-19 affects their business operations. The extent to which COVID-19 impacts our search for a business combination or a potential buyer for a business disposition will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We may be unable to complete a business combination or a disposition if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors, or if a target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner.

Our most recent acquisition and disposition transactions are discussed below:

On January 31, 2020, Voxx acquired certain assets and assumed certain liabilities of Vehicle Safety Holding Corp. (“VSHC”), a leading developer, manufacturer, and distributer of automotive safety electronics, for a preliminary purchase price of $16,610, which included $16,500 in cash and contingent consideration valued at $110. The purpose of this acquisition was to increase the Company’s market share in the automotive industry, including trucks and sports vehicles, as well as strengthen its business and customer reach and add new product lines. Details of the tangible and intangible assets acquired are outlined in Note 2 "Business Acquisitions and Dispositions" of the Notes to the Consolidated Financial Statements.

On April 18, 2017, Voxx acquired certain assets and assumed certain liabilities of Rosen Electronics LLC for cash consideration of $1,814. In addition, the Company agreed to pay a 2% fee related to future net sales of Rosen products for three years. The purpose of this acquisition was to increase the Company's market share and strengthen its intellectual property related to the rear seat entertainment market. Details of the tangible and intangible assets acquired are outlined in Note 2 "Business Acquisitions and Dispositions" of the Notes to the Consolidated Financial Statements.

On August 31, 2017 (the "Closing Date"), the Company completed its sale of Hirschmann Car Communication GmbH and its subsidiaries (collectively, “Hirschmann”) to a subsidiary of TE Connectivity Ltd ("TE"). The consideration received by the Company was €148,500. The purchase price, at the exchange rate as of the close of business on the Closing Date approximated $177,000. The Hirschmann subsidiary group, which was included within the Automotive segment, qualified to be presented as a discontinued operation in accordance with ASC 205-20 beginning in the Company's Fiscal 2018 second quarter ending August 31, 2017. Refer to Note 2 "Business Acquisitions and Dispositions" of the Notes to the Consolidated Financial Statements for additional information regarding the sale of Hirschmann.

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

Subject to our ongoing evaluation of the COVID-19 pandemic and its impact on our business (as further described elsewhere in this report), the key elements of our strategy are as follows:

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

Continue to maintain diversified, blue chip customer base. Voxx distributes products through a wide range of specialty and mass merchandise channels and has arrangements as a tier-1 and tier-2 auto OEM supplier. OEM products account for 13% of sales from continuing operations, and no single customer accounted for over 10% of Fiscal 2020 sales.

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

Grow our international presence.  We have an international presence through our local subsidiaries in Europe, as well as operations in Canada and China.  We also continue to export from our domestic operations in the United States. Our strategy remains to diversify our geographic exposure, while expanding our product offerings and distribution touch points across the world.

Pursue strategic and complementary acquisitions.  We continue to monitor economic and industry conditions in order to evaluate potential strategic and synergistic business acquisitions that are expected to allow us to leverage overhead, penetrate new markets and expand our existing business distribution.  Over the past several years, the Company has employed an M&A strategy to build its brand portfolio and enhance its product offering in higher margin product categories, while at the same time, exiting lower margin and commoditized product lines, resulting in improved bottom-line performance. The Company is focused on continuing to grow organically, but may pursue opportunistic acquisitions to augment our Automotive Electronic (primarily with OEM accounts), Consumer Electronic and Biometric segments.

Maintain disciplined acquisition criteria. Virtually all of our acquisitions have been made to strengthen our product offerings, customer reach and growth potential across our operating business segments. Our strategy remains to acquire complimentary businesses, products and/or assets in our Automotive Electronic, Consumer Electronic, and Biometric operating segments. Additionally, acquisitions should have a gross margin structure equal to or higher than our consolidated gross margins, and we will continue to look for acquisitions where we can leverage our corporate overhead and resources. Furthermore, it is important that management remains with Voxx as part of the acquisition, as their legacy expertise and knowledge of both the inner workings of their respective companies and the end-markets they serve are paramount to successfully running operations and achieving growth. We also pursue acquisitions that will be accretive for the Company and its shareholders in the first year such acquisitions are made.

Rapidly integrate acquired businesses. One of the more compelling factors as to why acquired businesses choose VOXX International Corporation is that we are perceived as both a financial and strategic partner. We are operators, and companies view their association with us as a positive for the future of their businesses in that we can provide resources and support that others in our sector, or in the Private Equity community, cannot. Our strategy upon acquisition, and in the years that follow, is to leverage our corporate strengths and integrate acquisitions into our operations. We provide accounting, MIS, warehouse and logistics support, as well as a host of value-added services that enable acquired companies to lower their cost basis and improve profitability. In recent years, we have consolidated facilities in our German operations and in Indiana, where we brought our RCA® and Klipsch operating groups together. We have also fully integrated our Rosen acquisition into our Florida operations and are in the process of integrating our latest acquisition of the VSHC.

Improve bottom-line performance and generate sustainable shareholder returns.  The Company has instituted an aggressive strategy in recent years to shift its product mix to higher-margin product categories, while controlling costs and strategically investing in its infrastructure.  Additionally, during Fiscal 2019, the Company began a comprehensive SKU rationalization program to discontinue certain product lines and streamline the Company’s consumer electronic product lines to focus on offerings with longer life cycles, more sustainable gross margins, and better growth potential. The Company remains focused on growing its business organically, continuing to enhance its gross profit margins and leveraging its fixed overhead structure to generate sustainable returns for its stockholders.

Industry

We participate in select product categories in the automotive, consumer, and biometric markets within the electronics industry. These markets are large and diverse, encompass a broad range of products and offer the ability to specialize in niche product groups. The introduction of new products and technological advancements are the major growth drivers in these markets.  Based on this, we continue to introduce new products across all segments, with an increased focus on niche product offerings.

Products

The Company currently reports sales data for the following three operating segments:

Automotive Electronic products include:

▪	mobile multi-media infotainment products, including in-dash, overhead, seat-back, and headrest systems,
▪	autosound products including radios and amplifiers,
▪	satellite radios including plug and play models and direct connect models,
▪	smart phone telematics applications,
▪	automotive security, vehicle access, and remote start systems,
▪	automotive power accessories,
▪	rear observation and collision avoidance systems,
▪	driver distraction products,
▪	power lift gates,
▪	turn signal switches,
▪	automotive lighting products,
▪	automotive sensing and camera systems,
▪	USB ports,
▪	cruise control systems, and
▪	heated seats.

Consumer Electronic products include:

▪	premium loudspeakers,
▪	architectural speakers,
▪	commercial speakers,
▪	outdoor speakers,
▪	flat panel speakers,
▪	wireless speakers,
▪	Bluetooth speakers,
▪	home theater systems,
▪	business music systems,
▪	streaming music systems,
▪	on-ear and in-ear headphones,
▪	wired and wireless headphones and ear buds,
▪	Bluetooth headphones and ear buds,
▪	soundbars and sound bases,
▪	DLNA (Digital Living Network Alliance) compatible devices,
▪	High-Definition Television ("HDTV") antennas,
▪	Wireless Fidelity ("WiFi") antennas,
▪	High-Definition Television ("HDTV") antennas,
▪	Wireless Fidelity ("WiFi") antennas,
▪	High-Definition Multimedia Interface ("HDMI") accessories,
▪	karaoke products,
▪	infant/nursery products,
▪	activity tracking bands,
▪	healthcare wearables,
▪	home electronic accessories such as cabling,
▪	other connectivity products,
▪	power cords,
▪	performance enhancing electronics,
▪	TV universal remotes,
▪	flat panel TV mounting systems,
▪	power supply systems and charging products,
▪	electronic equipment cleaning products,
▪	personal sound amplifiers,
▪	set-top boxes,
▪	home and portable stereos, and
▪	digital multi-media products, such as personal video recorders and MP3 products.

Biometric products include:

▪	iris identification products, and
▪	biometric security related products.

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

Within the industry our Biometrics segment operates in, technology is developing rapidly. Subsequent to the fiscal year ended February 29, 2020, the COVID-19 pandemic is beginning to cause a greater interest for safe and touchless biometric systems. Widely used face readers are now being rendered ineffective by the use of facemasks and other protective facial gear, and fingerprint and palm reader secure access devices are now seen as infectious public surfaces. Iris biometric algorithms read the unique texture in the colored part of the eye, creating a unique identification for access, similar to that of a fingerprint or the geometric pattern of a face. This iris-based key, however, has the benefit of not only being touchless, but is also not hindered by the obstacles encountered by face recognition devices, such as facemasks or other devices that hide facial features. Iris biometrics can operate successfully without touching or mask removal, even through protective gear such as hazmat suits, if a person’s eyes are visible.

Net sales from continuing operations, by segment, gross profit and total assets are as follows (Refer to Item 7 and Note 13 to the Notes to the Consolidated Financial Statements for additional information):

	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Automotive Electronics	$114,154	$161,647	$155,480
Consumer Electronics	279,675	283,144	350,526
Biometrics	461	1,098	636
Corporate/Eliminations	599	927	450
Total net sales	$394,889	$446,816	$507,092

Gross profit	$109,776	$121,417	$132,297
Gross margin percentage	27.8%	27.2%	26.1%

Total assets	$441,571	$508,811	$575,644

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

License and royalty programs offered to our manufacturers, customers and other electronic suppliers are structured using a fixed amount per unit or a percentage of net sales, depending on the terms of the agreement.  Current license and royalty agreements have duration periods which range from 1 to 12 years or continue in perpetuity.  Certain agreements may be renewed at termination of the agreement.  The Company's license and royalty income is recorded upon sale and amounted to $1,224, $1,382 and $1,538 for the years ended February 29, 2020, February 28, 2019 and February 28, 2018, respectively.

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

Our business is diversified within our segments across end-markets, customers, and products. We sell our automotive electronic products to both OEM and aftermarket customers. We sell our products under OEM arrangements with domestic and/or international subsidiaries of automobile manufacturers such as Ford, Fiat Chrysler, General Motors, Toyota, Kia, Mazda, Subaru, Nissan, Mack Truck, Polaris, Bendix Commercial, Daimler Trucks North America, Textron Finance Shared Service, Wesco Distribution, ZF North America Autocar, Dieter’s Metal Fabricating, Grote Industries, International Truck (PDC), P.A.I. Products and Ryco Motorsport. These arrangements require a close partnership with the customer as we develop products to meet specific requirements.  OEM products accounted for approximately 13% of net sales from continuing operations for the year ended February 29, 2020, 20% for the year ended February 28, 2019, and 15% for the year ended February 28, 2018. Our consumer electronic and biometric products are sold through both retail and commercial channels.

Our five largest customers represented 24% of net sales from continuing operations for the year ended February 29, 2020, 25% for the year ended February 28, 2019, and 26% for the year ended February 28, 2018. No one customer accounted for more than 10% of the Company's net sales for the years ended February 29, 2020, February 28, 2019, or February 28, 2018. Geographically, approximately 82% of our revenues were derived from our domestic operations within the United States, while approximately 18% was derived from our operations in Europe, and less than 1% was derived from other regions.

We also provide value-added management services, which include:

•	product design and development,
•	engineering and testing,
•	sales training and customer packaging,
•	in-store display design,
•	installation training and technical support,
•	product repair services and warranty,
•	consignment,
•	fulfillment, and
•	warehousing.

We have flexible shipping policies designed to meet customer needs. In the absence of specific customer instructions, we generally ship products within 24 to 48 hours from the receipt of an order from public warehouses, as well as owned and leased facilities throughout the United States, Canada, China, Hong Kong, the Netherlands, and Germany. The Company also employs a direct ship model from our suppliers for select customers upon their request.

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

Utilizing our company-owned and third-party facilities in the United States, Europe and Asia, we work closely with our suppliers throughout the product design, testing and development process in an effort to meet the expectations of consumer demand for technologically advanced and high-quality products. Our Auburn Hills, Michigan and Orlando, Florida facilities are both IATF 16949:2016 certified, and our Orlando, Florida facility is ISO 14001:2015 and ISO 9001:2008 certified, all of which require the monitoring of quality standards in all facets of business.  The Orlando, Florida facility is also Ford Q1 certified, which is a certification awarded to Ford suppliers who demonstrate excellence beyond the ISO certifications in certain critical areas.

We provide product warranties for all our product lines, which primarily range from 30 days to three years. The Company also provides limited lifetime warranties for certain products, which limit the end-user's remedy to the repair or replacement of the defective product during its lifetime, as well as warranties for certain vehicle security products for the life of the vehicle for the original owner. To support our warranties, we have independent warranty centers in the United States and Europe.  Our customer service group, along with our Company websites, provide product information, answer questions and serve as a technical hotline for installation help for end-users and customers.

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

Competition

The electronics industry is highly competitive across all product categories, and we compete with a number of well-established companies that manufacture and sell similar products. Brand name, design, advancement of technology and features as well as price are the major competitive factors within the electronics industry.  Our Automotive Electronic products compete against factory-supplied products, including those provided by, among others, General Motors, Ford, and Fiat Chrysler; large Tier 1's, such as Denso, Panasonic, LG, Continental, Lear, and Bosch; as well as against major companies in the automotive aftermarket, such as Sony, Panasonic, Kenwood, Directed Electronics, Autopage, Myron and Davis, Phillips, Insignia, and Pioneer.  Our Consumer Electronic products compete against major companies such as Polk, Definitive, Bose, Sonos, Sonance, Bowers and Wilkins, Sony, Phillips, Emerson Radio, GE, Belkin and Private Label Brands. Competitors for our Biometrics products include companies such as IRIS ID, 3M, Suprema, Iritech, Inc., IrisGuard, Crossmatch, NEC, Gemalto, Vision-Box, IDEMIA, BioID, GoVerifyID, BioConnect, and Princeton Identity.

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

Employees

As of February 29, 2020, we employed 912 people worldwide, of which 32 were covered under collective bargaining agreements.  We consider our relations with employees to be good as of February 29, 2020. Due to the impacts of the COVID-19 pandemic, approximately 15% of our employees worldwide are on furlough as of our report date.

Item 1A-Risk Factors

We have identified certain risk factors that apply to us. Each of the following risk factors should be carefully considered, as well as all of the other information included or incorporated by reference in this Form 10-K. If any of these risks, or other risks not presently known to us or that we currently believe not to be significant, develop into actual events, then our business, financial condition, liquidity, or results of operations could be adversely affected. If that happens, the market price of our common stock would likely decline, and you may lose all or part of your investment. Many of the foregoing risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result.

Major public health issues, and specifically, the pandemic caused by the spread of COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.

The global spread of COVID-19 has created significant macroeconomic uncertainty, volatility, and disruption. In response, many governments have implemented policies intended to stop or slow the further spread of the disease, such as lockdowns, shelter-in-place, or restricted movement guidelines, and these measures may remain in place for a significant period of time. These policies have resulted in lower consumer and commercial activity across many markets in many geographic areas. Further, a global economic downturn, including increased unemployment, that may result from lower consumer and commercial activity may continue to decrease demand for our products.

The spread of the COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings and events), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners.  There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

The extent to which the COVID-19 outbreak impacts our business, financial condition, results of operation or cash flows will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and geographic spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.  Even after the coronavirus outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession, economic downturn, or increased unemployment that has occurred or may occur in the future. One or more of our customers, distribution partners, service providers or suppliers may also experience financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in their business due to the COVID-19 outbreak, and as a result, our operating revenues may be impacted. The Company could also experience other material impacts, including, but not limited to, charges from potential adjustments to the carrying value of inventory, asset impairment charges, and deferred tax valuation charges.

There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19 and a global pandemic, and, as a result, the ultimate impact of this outbreak, or a similar health epidemic, is highly uncertain and subject to change.  We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole.  However, the effects may have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our businesses are highly competitive and face significant competition from Original Equipment Manufacturers (OEMs) and direct imports by our retail and commercial customers.

The markets for automotive electronics, consumer electronics, and biometric products are highly competitive across all product lines. We compete against many well-established companies, some of whom have substantially greater financial and engineering resources than we do. We compete directly with OEMs, including divisions of well-known automobile manufacturers, in the auto security, mobile video, and accessories markets. We believe that OEMs have diversified and improved their product offerings and placed increased sales pressure on new car dealers with whom they have close business relationships to purchase OEM-supplied equipment and accessories.  To the extent that OEMs succeed in their efforts, this success would have a material adverse effect on our sales of automotive entertainment and security products to new car dealers.  In addition, we compete with major retailers and commercial distributors within the consumer electronic and biometric industries who may at any time choose to direct import products that we may currently supply.

OEM sales are dependent on the economic success of the automotive industry.

A portion of our OEM sales are to automobile manufacturers. In the past, some domestic OEM manufacturers have reorganized their operations as a result of general economic conditions. Additionally, as a result of the COVID-19 pandemic, many car manufacturers have been required to temporarily shut-down their manufacturing facilities. There is no guarantee that additional automobile manufacturers will not face similar reorganizations in the future. If additional reorganizations do take place and are not successful, it could have a material adverse effect on our OEM business.

Sales in our businesses are dependent on new products, product development and consumer acceptance.

Our businesses depend, to a large extent, on the introduction and availability of innovative products and technologies. If we are not able to continually introduce new products that achieve consumer acceptance, our sales and profit margins may decline.

The impact of technological advancements may cause price erosion and adversely impact our profitability and inventory value.

Since we do not manufacture all of our products and do not conduct all of our own research and development, we cannot assure you that we will be able to source technologically advanced products in order to remain competitive. Furthermore, the introduction or expected introduction of new products or technologies may depress sales of existing products and technologies. This may result in declining prices and inventory obsolescence. Since we maintain a substantial investment in product inventory, declining prices and inventory obsolescence could have a material adverse effect on our business and financial results.

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

We import most of our products from suppliers in the Pacific Rim. Countries in the Pacific Rim have, in the past, experienced significant social, political, geographic, and economic upheaval. Due to the large concentrations of our purchases in Pacific Rim countries, particularly China, Hong Kong, South Korea, Vietnam, Malaysia and Taiwan, any adverse changes in the social, political, regulatory, or economic conditions in these countries may materially increase the cost of the products that we buy from our foreign suppliers or delay shipments of products, which could have a material adverse effect on our business. In addition, our dependence on foreign suppliers forces us to order products further in advance than we would if our products were manufactured domestically. This increases the risk that our products will become obsolete or face selling price reductions before we can sell our inventory.

Our business, and that of our suppliers in these countries and elsewhere, are subject to the impact of natural catastrophic events such as earthquakes, floods or power outages, political crises such as terrorism or war, and public health crises, such as disease outbreaks, epidemics, or pandemics in the U.S. and global economies. Currently, the rapid spread of COVID-19 globally has resulted in increased travel restrictions and disruption and shutdown of businesses.  Our business relies on raw materials, components, and finished goods provided by our suppliers. If the ongoing quarantining measures cause delays along our supply chain, we will likely experience a  slow-down in our business as a result.

The United States, Mexico, and Canada have entered into a signed trade agreement called The United States - Mexico - Canada Agreement (“USMCA”) that has been ratified by all three countries. The USMCA will govern trade in North America and replaces the North American Free Trade Agreement ("NAFTA"). Compared to the previous NAFTA trade agreement, USMCA will increase environmental and labor regulations and will create incentives for more U.S. production of cars and trucks and impose a quota for Canadian and Mexico automotive production. Although we have determined that there have been no current immediate effects on our operations with respect to USMCA, we cannot predict future developments in the political climate involving the United States, Mexico and Canada and thus these may have an adverse and material impact on our operations and financial growth.

The U.S. Government has also expressed its intent under President Donald J. Trump to alter its approach to trade policy, including, in some instances, to revise, renegotiate or terminate certain multilateral trade agreements. It has also imposed new tariffs on certain foreign goods and raised the possibility of imposing additional increases or new tariffs on other goods. Such actions have, in some cases, already led to retaliatory trade measures by certain foreign governments. Such policies could make it more difficult or costly for us to do business in or import our products from those countries. In turn, we may need to raise prices or make changes to our operations, which could negatively impact our revenue or operating results. At this time, it remains unclear what additional actions, if any, will be taken by the U.S. Government or foreign governments with respect to tariff and international trade agreements and policies, and we cannot predict future trade policy or the terms of any revised trade agreements or any impact on our business.

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

A significant number of established companies have developed or are developing and marketing software and hardware for biometrics products and applications, including facial recognition, fingerprint biometrics, and other iris authentication competitors that currently compete with or will compete directly with our iris-based identity authentication solutions. We believe that additional competitors will enter the biometrics market and become significant long-term competitors, and that as a result, competition will increase. Companies competing with us may introduce solutions that are competitively priced, have increased performance or functionality or incorporate technological advances we have not yet developed or implemented.

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

As of February 29, 2020, 32 of our full-time employees were covered by collective bargaining agreements. We cannot predict whether labor unions may be successful in organizing other portions of our workforce or what additional costs we could incur as a result.

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

Currently, we generate substantially all of our sales from the Automotive Electronic and Consumer Electronic segments.  We cannot assure you that we can grow the revenues of our Automotive Electronic, Consumer Electronic, and Biometrics segments or maintain profitability. As a result, the Company's revenues and profitability will depend on our ability to maintain and generate additional customers and develop new products.  A reduction in demand for our existing products would have a material adverse effect on our business. The sustainability of current levels of our Automotive Electronics, Consumer Electronics, and Biometrics segments and the future growth of such revenues, if any, will depend on, among other factors:

•	the overall performance of the economy and discretionary consumer spending,
•	competition within key markets,
•	customer acceptance of newly developed products and services, and
•	the demand for other products and services.

We cannot assure you that we will maintain or increase our current level of revenues or profits from the Automotive Electronic and Consumer Electronics businesses, or that we will increase revenues and improve profitability in the Biometric business in future periods.

We depend on a small number of key customers for a large percentage of our sales.

The electronics industry is characterized by a number of key customers. Specifically, 24% of our sales from continuing operations were to five customers in Fiscal 2020, 25% in Fiscal 2019, and 26% in Fiscal 2018. The loss of one or more of these customers could have a material adverse impact on our business.

The international marketing and distribution of our products subjects us to risks associated with international operations, including exposure to foreign currency fluctuations.

As part of our business strategy, we intend to continue to increase our sales, including our international sales, although we cannot assure you that we will be able to do so. Approximately 18% of our net sales from continuing operations currently originate in markets outside the U.S. While geographic diversity helps to reduce the Company's exposure to risk in any one country or part of the world, it also means that we are subject to the full range of risks associated with international operations, including, but not limited to:

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

We have a subsidiary in Venezuela, whose operations have been suspended due to the economic and political climate in that country. We hold fixed assets at this subsidiary and have incurred impairments related to our long-lived assets in Venezuela in the past, as well as charges totaling $3,473 during Fiscal 2019, resulting in a net book value of these assets to $0 as of February 28, 2019 and February 29, 2020. The Company intends to continue to hold these assets with the hope of recovering value from them in the future; however, if conditions continue to deteriorate, we may be at risk of government confiscation of these assets.

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

The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world, including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics (including COVID-19 currently affecting the global community), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide.

Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, the potential effect of the United Kingdom leaving the European Union, market volatility and loss of investor confidence driven by political events, and the recent global outbreak of COVID-19. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

The Chinese capital markets have also experienced periods of instability over the past several years. The current political climate has also intensified concerns about the potential trade war between the U.S. and China in connection with each country’s recent or proposed tariffs on the other country’s products. These market and economic disruptions and the potential trade war with China have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations.

Changes in the retail industry could have a material adverse effect on our business or financial condition.

In recent years, the retail industry has experienced consolidation, store closures, bankruptcies and other ownership changes. In the future, retailers in the United States and in foreign markets may further consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products. Changing shopping patterns, including the rapid expansion of online retail shopping, have adversely affected customer traffic in mall and outlet centers. We expect competition in the e-commerce market will continue to intensify. As a greater portion of consumer expenditures with retailers occurs online and through mobile commerce applications, our brick-and-mortar wholesale customers who fail to successfully integrate their physical retail stores and digital retail may experience financial difficulties, including store closures, bankruptcies or liquidations. We cannot control the success of individual malls, and an increase in store closures by other retailers may lead to store vacancies and reduced foot traffic. A continuation or worsening of these trends could have a material adverse effect on our sales, results of operations, financial condition and cash flows.

Our stock price could fluctuate significantly.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

•	operating results being below market expectations,
•	announcements of technological innovations or new products by us or our competitors,
•	loss of a major customer or supplier,
•	changes in, or our failure to meet, financial estimates by securities analysts,
•	industry developments,
•	economic and other external factors,
•	general downgrading of our industry sector by securities analysts,
•	acquisitions and dispositions,
•	ability to integrate acquisitions, and
•	inventory write-downs.

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

The Company has incurred other-than-temporary impairments on its investments in the past, and continues to monitor investments in non-controlled corporations, as applicable, for potential future impairments.  In addition, there is no guarantee that the fair values recorded for other investments will be sustained in the future. During the year ended February 28, 2019, the Company incurred impairment charges related to an investment held at cost, less impairment. The Company did not have any investments held at cost, less impairment at February 29, 2020. See Note 1(f) for impairment charges recorded and related disclosure.

From time to time, we provide funding to certain entities in the form of loans. Based on the performance of these entities, these loans may become partially or entirely uncollectible.

The Company has, from time to time, provided funding to certain entities that it owns and controls, or does not own or control, in the form of collateralized loans. Should the borrowers default on the loans and should the collateral be insufficient to satisfy the total outstanding balance owed to Voxx, we may not be able to recover 100% of these loan balances. During the year ended February 28, 2019, certain notes receivable held by the Company became uncollectible, and the value of the collateral was insufficient, resulting in an impairment charge related to these notes. See Note 1(f) for impairment charges recorded and related disclosure. We had loans outstanding, including principal and interest of $64,068, from our majority owned subsidiary, EyeLock LLC, at February 29, 2020.

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

Computer viruses, malware, and other “hacking” programs and devices may cause significant damage, delays or interruptions to our systems and operations or to certain of the products we sell, resulting in damage to our reputation and brand names.  They may also attack our infrastructure, industrial machinery, software or hardware, causing significant damage, delays or other service interruptions to our systems and operations. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions, loss or corruption of data, software, hardware or other computer equipment. In addition, increasingly sophisticated malware may target real-world infrastructure or product components, including certain of the products that we currently or may in the future sell by attacking, disrupting, reconfiguring and/or reprogramming industrial control software. Although the Company has business continuity plans in place, if these plans do not provide effective alternative processes on a timely basis, the Company may suffer interruptions in its ability to manage or conduct its operations, which may adversely affect its business.  The Company may need to expend additional resources in the future to continue to protect against, or to address problems caused by, any business interruptions or security breaches.  Any business interruptions or data security breaches, including cybersecurity breaches resulting in private data disclosure, could result in lawsuits or regulatory proceedings, damage the Company’s reputation or adversely impact the Company’s results of operations, cash flows and financial condition.

A data privacy breach or failure to comply with data privacy laws could damage our reputation and customer relationships, expose us to litigation risk and potential fines and adversely affect our business.

As part of our normal operations, we collect, process, transmit and where appropriate, retain certain confidential employee and customer information, including credit card information. There is significant concern by consumers and employees over the security of personal information, consumer identity theft and user privacy. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, cyber-attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human error, or other similar events. As a result of security breaches at a number of prominent companies, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become more uncertain. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, could result in significant legal and remediation expenses, severely damage our reputation and our customer relationships, harm sales, expose us to risks of litigation and liability and result in a material adverse effect on our business, financial condition and results of operations. Additionally, changing privacy laws in the United States, Europe and elsewhere, including the adoption by the European Union of the General Data Protection Regulation (“GDPR”), create new individual privacy rights and impose increased obligations on companies handling personal data. The federal privacy and security regulations issued under HIPAA require our facilities to comply with extensive requirements on the use and disclosure of protected health information and to implement and maintain administrative, physical, and technical safeguards to protect the security of such information. Consequently, we may incur significant costs related to prevention of breaches and ensuring compliance with laws regarding the protection and unauthorized disclosure of personal information, or significant penalties for the violation of these laws and regulations.

We are responsible for product warranties and defects.

Whether we outsource manufacturing or manufacture products directly for our customers, we provide warranties for all of our products, for which we have provided an estimated liability. Therefore, we are highly dependent on the quality of our suppliers’ products.

If we experience an increase in warranty claims, or if our costs associated with such warranty claims increase significantly, we will begin to incur liabilities for warranty claims after the sale of our products at levels that we have not previously incurred or anticipated. In addition, an increase in the frequency of our warranty claims or amount of warranty costs may harm our reputation and could have a material adverse effect on our financial condition and results of operations.

We must comply with restrictive covenants in our debt agreements.

Our existing debt agreements contain certain covenants that limit our ability to, among other things, borrow additional money, pay dividends, dispose of assets and acquire new businesses. These covenants also require us to maintain a specified fixed charge coverage ratio. If the Company is unable to comply with these covenants, there would be a default under these debt agreements. Changes in economic or business conditions, results of operations or other factors could cause the Company to default under its debt agreements. A default, if not waived by our lenders, could result in acceleration of our debt and possible bankruptcy, should we have debt outstanding.

We may be unable to collect amounts owed to us by our customers.

We typically grant our customers credit on a short-term basis. Related credit risks are inherent as we do not typically collateralize receivables due from customers. We provide estimates for uncollectible accounts based primarily on our judgment using historical losses, current economic conditions and individual evaluations of each customer as evidence supporting the collectability of the receivables valuations stated on our financial statements. However, our receivables valuation estimates may not be accurate and receivables due from customers reflected in our financial statements may not be collectible. Our inability to perform under our contractual obligations, or our customers’ inability or unwillingness to fulfill their contractual commitments to us, may have a material adverse effect on our financial condition, results of operations and cash flows.

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

We evaluate the recoverability of recorded goodwill and other intangible asset amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. We have experienced significant impairment charges in the current and in past years (see Note 1(k)). Additional future impairment may result from, among other things, deterioration in the performance of our business or product lines, adverse market conditions and changes in the competitive landscape, and a variety of other circumstances. The amount of any impairment is recorded as a charge to our statement of operations. We may never realize the full value of our goodwill and intangible assets, and any determination requiring the write-off of a significant portion of these assets may have an adverse effect on our financial condition and results of operations.

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

Seasonal consumer shopping patterns significantly affect our business. We generally make a substantial amount of our sales and net income during September, October and November. We expect this trend to continue. December is also a key month for us, due largely to the increase in promotional activities by our customers during the holiday season. If the economy faltered in these periods, if our customers altered the timing or frequency of their promotional activities, or if the effectiveness of these promotional activities declined, particularly around the holiday season, it could have a material adverse effect on our annual financial results.

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

Mr. Shalam beneficially owns approximately 52.9% of the combined voting power of both classes of common stock. This will allow him to elect the majority of our Board of Directors and, in general, determine the outcome of any other matter submitted to the stockholders for approval. Mr. Shalam's voting power may have the effect of delaying or preventing a change in control of the Company.

We have two classes of common stock: Class A common stock, which is traded on the NASDAQ Stock Market under the symbol VOXX, and Class B common stock, which is not publicly traded and substantially all of which is beneficially owned by Mr. Shalam. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Class A shareholders vote separately for the election/removal of the Class A directors, while both classes vote together as a single class on all other matters and as otherwise may be required by Delaware law. Since our charter permits shareholder action by written consent, Mr. Shalam may be able to take significant corporate actions without prior notice and a shareholder meeting.

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

Item 2-Properties

Our Corporate headquarters is located at 2351 J. Lawson Blvd. in Orlando, Florida, which is owned by the Company, and also serves as a manufacturing facility for its automotive electronic business. In addition, as of February 29, 2020, the Company leased a total of 19 operating facilities or offices located in 8 states as well as China, Canada, Mexico, France, Germany, and Hong Kong. The leases have been classified as operating leases.  Within the United States, the Company’s leased facilities are located in Georgia, New York, New Jersey, Ohio, North Carolina, Florida, Texas, and Arkansas. The Company also owns 8 of its operating facilities or offices (including its Corporate headquarters and automotive manufacturing facility in Florida), located in New York, Indiana, Michigan, and Arkansas in the United States, as well as in Germany and Venezuela. These facilities serve as offices, warehouses, manufacturing facilities and distribution centers. Additionally, we utilize public warehouse facilities located in Virginia, Nevada, Indiana, Florida, Mexico, China, the Netherlands, Germany and Canada.

Item 3-Legal Proceedings

The Company is currently, and has in the past, been a party to various routine legal proceedings incident to the ordinary course of business. If management determines, based on the underlying facts and circumstances of each matter, that it is probable a loss will result from a litigation contingency and the amount of the loss can be reasonably estimated, the estimated loss is accrued for. The Company does not believe that any outstanding litigation will have a material adverse effect on the Company's financial statements, individually or in the aggregate.

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

PART II

Item 5-Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Class A Common Stock of Voxx is traded on the Nasdaq Stock Market under the symbol "VOXX." The following table sets forth the low and high sale price of our Class A Common Stock, based on the last daily sale in each of the last eight fiscal quarters:

Year ended February 29, 2020	High	Low
First Quarter	$4.97	$3.55
Second Quarter	4.86	3.50
Third Quarter	5.16	4.17
Fourth Quarter	4.79	3.30

Year ended February 28, 2019	High	Low
First Quarter	$5.90	$4.70
Second Quarter	5.90	5.10
Third Quarter	5.76	5.02
Fourth Quarter	5.29	3.94

Dividends

We have not paid or declared any cash dividends on our common stock. We have retained all our earnings for use in developing our business. Future cash dividends, if any, will be paid at the discretion of our Board of Directors and will depend, among other things, upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and such other factors as our Board of Directors may deem relevant giving consideration to any requirements or restrictions under the Company's credit agreements (see Note 7(a) to the Notes to the Consolidated Financial Statements).

Holders

There are 688 holders of record of our Class A Common Stock and 4 holders of Class B Convertible Common Stock.

Issuer Purchases of Equity Securities

In April 2019, the Company was authorized by the Board of Directors to increase the number of Class A Common Shares available for repurchase in connection with its share repurchase program (the “Program”) to 3,000,000. During the year ended February 29, 2020, the Company purchased 581,124 shares of its Class A Common Stock for an aggregate cost of $2,742. During the years ended February 28, 2019 and February 28, 2018, the Company did not purchase any shares. As of February 29, 2020, the cumulative total of acquired shares (net of reissuances of 11,635) pursuant to the Program was 2,749,218, with a cumulative value of $23,918. The remaining authorized share repurchase balance is 2,418,876 at February 29, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
7/16/2019 - 7/31/19	131,350	$4.70	131,350	2,868,650
8/1/2019 - 8/31/19	76,962	$4.74	76,962	2,791,688
10/1/2019 - 10/31/19	104,842	$4.96	104,842	2,686,846
11/1/2019 - 11/30/19	113,611	$4.72	113,611	2,573,235
12/1/2019 - 12/31/19	110,416	$4.54	110,416	2,462,819
1/1/2020 - 1/31/20	43,943	$4.57	43,943	2,418,876
Total acquired shares	581,124
(1)	No shares were purchased outside of publicly announced plans or programs.

Performance Graph

The following table compares the annual percentage change in our cumulative total stockholder return on our Class A common stock during a period commencing on February 28, 2015 and ending on February 29, 2020 with the cumulative total return of the Nasdaq Stock Market (U.S.) Index and our SIC Code Index, during such period.

Item 6-Selected Consolidated Financial Data

The following selected consolidated financial data for the last five years should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. The Company's financial statements for Fiscal 2016 and 2017 presented herein have been recast to reflect a certain business that was classified as discontinued operations during the second quarter of Fiscal 2018. See Note 2 of the Notes to the Consolidated Financial Statements for additional information.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	February 29, 2020 (1),(5)	February 28, 2019 (1),(3)	February 28, 2018 (4)	February 28, 2017	February 29, 2016 (1),(2)
Consolidated Statement of Operations Data

Net sales	$394,889	$446,816	$507,092	$514,530	$530,206
Operating loss	(49,455)	(41,197)	(19,099)	(8,168)	(17,067)
Net loss from continuing operations	(41,822)	(52,832)	(6,659)	(9,268)	(10,821)
Net income from discontinued operations, net of taxes	—	—	34,618	6,066	4,758
Net (loss) income attributable to VOXX International Corporation	(26,443)	(46,091)	35,304	4,422	(2,682)

(Loss) earnings per share - basic:
Continuing operations	$(1.08)	$(1.89)	$0.03	$(0.07)	$(0.31)
Discontinued operations	$—	$—	$1.43	$0.25	$0.20
Attributable to VOXX International Corporation	$(1.08)	$(1.89)	$1.45	$0.18	$(0.11)

(Loss) earnings per share - diluted:
Continuing operations	$(1.08)	$(1.89)	$0.03	$(0.07)	$(0.31)
Discontinued operations	$—	$—	$1.41	$0.25	$0.20
Attributable to VOXX International Corporation	$(1.08)	$(1.89)	$1.44	$0.18	$(0.11)

	As of	As of	As of	As of	As of
	February 29,	February 28,	February 28,	February 28,	February 29,
	2020 (6)	2019 (1),(3)	2018 (4)	2017	2016 (1),(2)
Consolidated Balance Sheet Data

Cash and cash equivalents	$37,425	$58,236	$51,740	$956	$11,767
Total assets	441,571	508,811	575,644	668,486	667,190
Working capital	146,798	151,169	170,472	143,281	132,167
Long-term obligations (7)	19,839	18,494	30,139	147,104	139,412
Total stockholders' equity	348,229	395,101	450,118	391,315	395,894

(1)

Fiscal 2020, Fiscal 2019, and Fiscal 2016 amounts reflect intangible asset impairment charges (see Note 1(k) of the Notes to the Consolidated Financial Statements for discussion of Fiscal 2020 and Fiscal 2019 impairment charges).

(2)	Fiscal 2016 amounts reflect the acquisition of a controlling interest in all of the assets and certain liabilities of EyeLock Inc. and EyeLock Corporation, including a gain on bargain purchase.
(3)	Fiscal 2019 amounts include Venezuela currency devaluation and impairment charges related to Venezuela investment properties (see Note 1(p) of the Notes to the Consolidated Financial Statements).
(4)	Fiscal 2018 reflects the effect of the sale of Hirschmann on the decrease in total assets. The gain recognized on the sale of Hirschmann is included in Discontinued Operations.
(5)	Fiscal 2020 includes the gain on the sale of real property in Pulheim, Germany (see Note 11).

(6)

Fiscal 2020 reflects the prospective adoption of ASC 842, “Leases,” in which the Company has recognized current and non-current right of use assets and lease liabilities for operating leases, in addition to finance leases already recorded.

(7)	Long-term obligations include long-term debt, finance and operating lease obligations, deferred compensation, deferred and other tax liabilities, as well as other long-term liabilities.

Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

This section should be read in conjunction with the "Cautionary Statements" and "Risk Factors" in Item 1A of Part I, and Item 8 of Part II, "Consolidated Financial Statements and Supplementary Data."

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of the business, including our strategy to give the reader a summary of the goals of our business and the direction in which our business is moving.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the year ended February 29, 2020 compared to the years ended February 28, 2019 and February 28, 2018. Next, we present EBITDA, Adjusted EBITDA, and Diluted Adjusted EBITDA per common share for the year ended February 29, 2020 compared to the years ended February 28, 2019 and February 28, 2018 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheet and cash flows and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

Business Overview and Strategy

VOXX International Corporation is a leading international distributor, manufacturer and value-added service provider in the automotive electronics, consumer electronics and biometrics industries.  We conduct our business through seventeen wholly-owned subsidiaries and one majority owned subsidiary. Voxx has a broad portfolio of brand names used to market our products as well as private labels through a large domestic and international distribution network. We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements.

In recent years, we have focused our attention on acquiring synergistic businesses with the addition of several new subsidiaries.  These subsidiaries have helped us to expand our core business and broaden our presence in the accessory and OEM markets. Our acquisitions of Klipsch and Invision provided the opportunity to enter the manufacturing arena, and our acquisition of a controlling interest in EyeLock Inc. and EyeLock Corporation has allowed us to enter the growing and innovative biometrics market. The Company has also made strategic asset purchases in order to strengthen its product offerings and increase market share, such as the acquisition of certain assets and assumption of certain liabilities of Rosen Electronics LLC in Fiscal 2018 and Vehicle Safety Holding Corp. in Fiscal 2020. Our intention is to continue to pursue business opportunities which will allow us to further expand our business model while leveraging overhead and exploring specialized niche markets in the electronics industry. Notwithstanding the above acquisitions, if the appropriate opportunity arises, the Company has been willing to explore the potential divestiture of a product line or business, such as with the sale of the Company's Hirschmann subsidiary on August 31, 2017.

Effective March 1, 2019, the Company revised its reportable segments to better reflect the way the Company now manages its business. To reflect management’s revised perspective, the Company now classifies its operations in the following three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. Prior year segment amounts have been reclassified to conform to the current presentation. The characteristics of our operations that are relied on in making and reviewing business decisions within these segments include the similarities in our products, the commonality of our customers, suppliers and product developers across multiple brands, our unified marketing and distribution strategy, our centralized inventory management and logistics, and the nature of the financial information used by our Chief Operating Decision Maker ("CODM"). The CODM reviews the financial results of the Company based on the performance of the Automotive Electronics, Consumer Electronics, and Biometrics segments.

The Company’s domestic and international business is subject to retail industry trends and conditions and the sales of new and used vehicles. Worldwide economic conditions impact consumer spending and if the global macroeconomic environment deteriorates, this could have a negative effect on the Company’s revenues and earnings. In an attempt to offset any negative market conditions, the Company continues to explore strategies and alternatives to reduce its operating expenses, such as the consolidation of facilities and IT systems, and has been introducing new products to obtain a greater market share.

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

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of COVID-19, which began spreading during the fourth quarter of our 2020 fiscal year. The pandemic has significantly impacted the economic conditions in the United States, with accelerated effects in February through May, as federal, state and local governments have reacted to the public health crisis, creating significant uncertainties in the United States, as well as the global economy. In the interest of public health and safety, U.S. jurisdictions (national, state and local) where our primary operations and those of many of our customers are located, required mandatory business closures and capacity limitations or other restrictions for those that were permitted to continue to operate. As of the date of this report, 5 of our operating locations were closed, and 3 were open, but operating with a reduced in-office employee presence.

As a result of these developments, the Company anticipates an adverse impact on its revenues, results of operations and cash flows. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when, or the manner in which the conditions surrounding COVID-19 will change, including the timing of lifting any restrictions or closure requirements and/or any subsequent re-impositions. Due to the developing situation, the results of the first quarter ending May 31, 2020 and the full fiscal year ending February 28, 2021 could be impacted in ways we are not able to predict today, including, but not limited to, additional non-cash write-downs and impairments; foreign currency fluctuations; potential adjustments to the carrying value of inventory; and the delayed collections of, or inability to collect accounts receivables. During April 2020, as a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, the Company borrowed $20,000 from its revolving credit facilities in the U.S. As of the date of this report, the Company continues to focus on cash flow and anticipates having sufficient resources to operate during Fiscal 2021.

The Company has also implemented a number of other measures to help mitigate the operating and financial impact of the pandemic, including: (i) furloughing approximately 20% of its employees globally starting April 6, 2020; (ii) implementing temporary salary and hour reductions for both management and non-management level employees Company-wide, including its executive officers, and the Company’s board of directors; (iii) executing substantial reductions in expenses, service provider costs, occupancy costs, capital expenditures and overall costs, including through reduced inventory purchases; and (iv) working globally with management teams to actively explore and identify all eligible government and other initiatives available to businesses or employees impacted by the COVID-19 pandemic.

Acquisitions and Dispositions

We have acquired and integrated several businesses, as well as divested certain businesses, the most recent of which are outlined in the Acquisitions and Dispositions section of Part I and presented in detail in Note 2 to the Notes to the Consolidated Financial Statements.

Net Sales Decline

Net sales from continuing operations over a five-year period have decreased (26%) from $530,206 for the year ended February 29, 2016 to $394,889 for the year ended February 29, 2020.  During this period, our sales were adversely impacted by the following items:

•

Volatility in core Automotive Electronics and Consumer Electronics sales due to declines in global automotive sales, increased competition, lower selling prices, changes in technology and demand, and the volatility of the national and global economy;

•	the discontinuance and reduction of various high volume/low margin product lines such as clock radios, digital players, digital voice recorders, and portable DVD players;
•	decreased box office sales affecting the Company's cinema audio products;
•	weather factors resulting in a change in demand for aftermarket remote start products; and
•	the sale of certain branded product inventory of the Company to a third party in order to license the brand name for a commission;

These items were partially offset by:

•

the introduction of new products and lines in the Automotive Electronics, and Consumer Electronics segments, such as: OEM rear seat entertainment; various Bluetooth and wireless speakers; multi-room streaming audio solutions; neckband, on-ear, in-ear and over-ear headphones; nursery products; and karaoke products,

•	the acquisition of certain assets of Rosen Electronics LLC,
•	the acquisition of certain assets of Vehicle Safety Holdings Corp.,
•	the introduction of activity tracking band fulfillment programs and the increase in product offerings under these programs,
•	international digital broadcasting upgrades necessitating the purchase of updated consumer accessory products, and
•	successful marketing and promotional activity.

Critical Accounting Policies and Estimates (see Note 1 to the Consolidated Financial Statements)

General

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions can be subjective and complex and may affect the reported amounts of assets and liabilities, revenues and expenses reported in those financial statements. As a result, actual results could differ from such estimates and assumptions. During the fourth quarter of the Company’s fiscal year, as well as subsequent to February 29, 2020, there have been significant changes to the global economic situation as a consequence of the COVID-19 pandemic. It is reasonably possible that this could cause changes to estimates as a result of the financial circumstances of the markets in which the Company operates, the price of the Company’s publicly traded equity in comparison to the Company’s carrying value, and the health of the global economy. Such changes to estimates could potentially result in impacts that would be material to the consolidated financial statements, particularly with respect to the fair value of the Company’s reporting units in relation to potential goodwill impairment and the fair value of long-lived assets in relation to potential impairment.

The significant accounting policies and estimates which we believe are the most critical in fully understanding and evaluating the reported consolidated financial results include the following:

Revenue Recognition

On March 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, and all the related amendments (“ASC 606”), using the modified retrospective method. Results for reporting periods beginning March 1, 2018 are presented under the new guidance, while prior period amounts continue to be reported in accordance with previous guidance without revision. Most of the changes resulting from the adoption of ASC Topic 606 on March 1, 2018 were changes in presentation within the Consolidated Balance Sheet, and we made no changes to opening Retained Earnings. The impact of the adoption of ASC Topic 606 has been immaterial to our net income; however, the adoption did increase the level of disclosure concerning our net sales.

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

Depending on the specific facts and circumstances, we utilize either the most likely amount or the expected value methods to estimate the effect of uncertainty on the amount of variable consideration to which we would be entitled. The most likely amount method considers the single most likely amount from a range of possible consideration amounts, while the expected value method is the sum of probability-weighted amounts in a range of possible consideration amounts. Both methods are based upon the contractual terms of the incentives and historical experience with each customer. Although we make our best estimate of sales incentive liabilities, many factors, including significant unanticipated changes in the purchasing volume and the lack of claims from customers could have a significant impact on the liability for sales incentives and reported operating results. We record estimates for cash discounts, promotional rebates, and other promotional allowances in the period the related revenue is recognized (“Customer Credits”). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are presented within accrued sales incentives on the Consolidated Balance Sheet.

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and current credit worthiness, as determined by a review of current credit information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  While such credit losses have historically been within management's expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past. Our five largest customer balances comprise 24% of our accounts receivable balance as of February 29, 2020. A significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of accounts receivable and our results of operations.

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

Long-Lived and Intangible Asset Impairments

As of February 29, 2020, intangible assets totaled $88,288 and property, plant and equipment totaled $51,424. Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business, including assets of acquired businesses. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or an impairment recorded based upon a change in the expected use of the asset or performance of the related asset group. At the present time, management intends to continue the development, marketing and selling of products associated with its intangible assets, and there are no known restrictions on the continuation of their use.

In connection with the annual impairment test performed as of the last day of the fourth quarter of Fiscal 2020, the Company determined that several of its indefinite-lived trademarks in the Consumer Electronics segment, were impaired. The impairments were the result of the Company being unable to secure product placement into customer stores, anticipated shortfalls in sales due to economic uncertainty as a result of the COVID-19 pandemic, reduced demand from a large traditional brick-and-mortar customer, along with continued declines in the German economy.  As a result, several indefinite-lived tradenames in the Consumer Electronics segment were impaired resulting in impairment charges of $2,828 recorded for the year ended February 29, 2020 (see Note 1(k)).  Related long-lived assets were tested for recoverability and determined to be recoverable and therefore no additional impairments related to long-lived assets were recorded in the Consumer Electronics segment.

In the Biometrics segment, in connection with the annual impairment test for Fiscal 2020, the Company determined that its indefinite-lived trademark was impaired. The impairment of the trademark was the result of lack of customer acceptance of the related technology, lower than anticipated results, adjusted expectations for demand and anticipated delays of product deployment with target customers due to economic uncertainty given the COVID-19 pandemic. Related long-lived assets in the Biometrics segment were tested for recoverability and determined not to be recoverable. The fair value of the long-lived assets that were not recoverable were estimated, and when compared to their carrying value, were determined to also be impaired. As a result, total impairments in the Biometric segment of $27,402 for indefinite-lived and definite-lived intangible assets were recorded for the year ended February 29, 2020 (see Note 1 (k)).

The combined impairment charges for both the Consumer Electronics segment and the Biometrics segment aggregated $30,230 for fiscal year ended February 29, 2020.

During the second quarter of Fiscal 2019, the Company re-evaluated its projections for several brands in its former Consumer Accessories and Automotive segments based on lower than anticipated results. Specifically, during the second quarter of Fiscal 2019, the lower than anticipated results were due to reduced product load-ins, increased competition for certain product lines, a streamlining of SKU’s, and a change in market strategy for one of its brands. Accordingly, these were considered indicators of impairment requiring the Company to test the related indefinite-lived tradenames for impairment as of August 31, 2018. The Company also tested its indefinite-lived intangible assets as of February 28, 2019 as part of its annual impairment testing. During the fourth quarter, the Company further streamlined its SKU’s in conjunction with its corporate realignment and transformation initiatives, and adjusted expectations for select customer demand, and the anticipated results from alternative sales channels for one of its brands. As a result of these analyses, it was determined that several of the Company’s former Consumer Accessories trademarks and one of the Automotive trademarks were impaired with total impairment charges of $25,789 recorded for the year ended February 28, 2019 (see Note 1(k)). No impairment losses were recorded related to indefinite lived intangible assets during Fiscal 2018.

Approximately 39% of our indefinite-lived trademarks ($25,279) are at risk of impairment as of February 29, 2020. The Company uses an income approach, based on the relief from royalty method, to value the indefinite-lived trademarks as part of its impairment test. This impairment test involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. The critical assumptions in the discounted cash flow model include revenues, long-term growth rates, royalty rates, and discount rates. Management exercises judgment in developing these assumptions. Certain of these assumptions are based upon industry projections, facts specific to the trademarks and consideration of our long-term view for the trademark and the markets we operate in. If we were to experience sales declines, a significant change in operating margins which may impact estimated royalty rates, an increase in our discount rates, and/or a decrease in our projected long-term growth rates, there would be an increased risk of impairment of these indefinite-lived trademarks.

The cost of other intangible assets with definite lives and long-lived assets are amortized on an accelerated or straight-line basis over their respective lives.  Management has determined that the current lives of these assets are appropriate.  Management has reviewed the long-lived assets in the Consumer Electronics and Biometrics segments for recoverability, as discussed above, and noted that long-lived assets in the Biometrics segment were impaired as of February 29, 2020 (see Note 1(k)).

Long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with ASC 360 whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying value of the long-lived assets are not recoverable on an undiscounted basis, they are then compared to their estimated fair market value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets.

The Company holds certain long-lived assets in Venezuela, which are held for investment purposes. During the second quarter of Fiscal 2019, the Company assessed the recoverability of these properties as a result of the country's continued economic deterioration, which included a significant currency devaluation in August of 2018. The Company estimated the future undiscounted cash flows expected to be received from these properties. The estimate of the future undiscounted cash flows considered the Company’s financial condition and its intent and ability to retain its investments for a period of time sufficient to allow for the recovery of the carrying value. The future undiscounted cash flows did not exceed the net carrying value for the long-lived assets. The estimated fair value of the properties, which also considered the current conditions of the economy in Venezuela, the volatility of the real estate market, and the significant political unrest, resulted in a full non-cash impairment charge of $3,473 for the year ended February 28, 2019. The non-cash impairment charge is included in Other Income (Expense) on the Consolidated Statements of Operations and Comprehensive (Loss) Income. The value of the Company's properties held for investment purposes in Venezuela is $0 as of February 29, 2020.

Voxx’s goodwill totaled $55,000 as of February 29, 2020. Goodwill is tested for impairment as of the last day of each fiscal year at the reporting unit level.  Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and estimation of the fair value of each reporting unit.  Based on the Company's goodwill impairment assessment, all the reporting units with goodwill had estimated fair values as of February 29, 2020 that exceeded their carrying values. As a result of the annual assessment, no impairment charges were recorded related to goodwill during Fiscal 2020, Fiscal 2019 or Fiscal 2018.

Goodwill allocated to our Klipsch, Invision, Rosen, and VSHC reporting units was 84.6% ($46,533), 13.4% ($7,372), 1.6% ($880), and 0.4% ($215), respectively. The fair values of the Klipsch and Invision reporting units are greater than their carrying values by approximately 933.5% ($28,714) and 28.2% ($6,903), respectively, as of February 29, 2020. The Company uses either an income approach or a market approach, or a combination of these approaches to determine the fair value of its reporting units. These approaches have a degree of uncertainty. The income approach employs a discounted cash flow model to value the reporting unit as part of its impairment test. This impairment test involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. The critical assumptions in the discounted cash flow model are revenues, operating margins, working capital and a discount rate (developed using a weighted average cost of capital analysis). Management exercises judgment in developing these assumptions. Certain of these assumptions are based upon industry projections, facts specific to the reporting unit, market participant assumptions and data, and consideration of our long-term view for the reporting unit and the markets we operate in. The market approach employs market multiples from guideline public companies operating in our industry. Estimates of fair value are derived by applying multiples based on revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) adjusted for size and performance metrics relative to peer companies. If the Klipsch reporting unit were to experience sales declines, sustained pricing pressures, unfavorable operating margins, lack of new product acceptance by consumers, changes in consumer trends and preferred shopping channels, less than anticipated results for the holiday season, a change in the peer group or performance of the peer companies, an increase to the discount rate, and/or a decrease in our projected long-term growth rates used in the discounted cash flow model, there would be an increased risk of goodwill impairment for the Klipsch reporting unit. If the Invision reporting unit experienced an increase to the discount rate, a lack or delay in new product acceptance, cancellation or reduction in projected volumes from OEM customers, or a change in our projected long-term growth rates used in the discounted cash flow model, there would be an increased risk of goodwill impairment for the Invision reporting unit. If the Rosen and VSHC reporting units experienced an increase to the discount rate, sales declines, changes in consumer trends, or a decrease in our projected long-term growth rates used in the discounted cash flow model, there would be an increased risk of goodwill impairment for the Rosen and VSHC reporting units.

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

Stock-Based Compensation

We use the Black-Scholes option pricing model to compute the estimated fair value of stock-based awards. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control.  We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded stock options in our stock and our expectations of volatility for the expected term of stock-based compensation awards. For restricted stock awards, the fair value of the award is the price on the date of grant. As a result, if other assumptions or estimates had been used for restricted stock awards granted in the current and prior periods, the total stock-based compensation expense for the current fiscal year of $2,282 could have been materially different.  Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Income Taxes

We account for income taxes in accordance with the guidance issued under Statement ASC 740, "Income Taxes" (“ASC 740”) with consideration for uncertain tax positions.  We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all positive and negative evidence including the results of recent operations, scheduled reversal of deferred tax liabilities, future taxable income and tax planning strategies. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled (see Note 8). The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Results of Operations

Included in Item 8 of this annual report on Form 10-K are the Consolidated Balance Sheets as of February 29, 2020 and February 28, 2019 and the Consolidated Statements of Operations and Comprehensive (Loss) Income, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for the years ended February 29, 2020, February 28, 2019 and February 28, 2018. In order to provide the reader meaningful comparison, the following analysis provides comparisons of the audited year ended February 29, 2020 with the audited year ended February 28, 2019, and the audited year ended February 28, 2019 with the audited year ended February 28, 2018. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Year Ended February 29, 2020 Compared to the Years Ended February 28, 2019 and February 28, 2018

Continuing Operations

The tables presented in this section set forth, for the periods indicated, certain Statement of Operations data for the years ended February 29, 2020 ("Fiscal 2020"), February 28, 2019 ("Fiscal 2019") and February 28, 2018 ("Fiscal 2018").

Net Sales

	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Automotive Electronics	$114,154	$161,647	$155,480
Consumer Electronics	279,675	283,144	350,526
Biometrics	461	1,098	636
Corporate	599	927	450
Total net sales	$394,889	$446,816	$507,092

Fiscal 2020 compared to Fiscal 2019

Automotive Electronics sales, which include both OEM and aftermarket automotive electronics, represented 28.9% of the net sales for the year ended February 29, 2020, compared to 36.2% in the prior year. Sales in this segment decreased during the year ended February 29, 2020 as compared to the prior year due to various factors, including a decline in sales of the Company’s EVO rear seat entertainment product line, which was due in part to slower sales for certain programs that began in the prior year and the discontinuation of two planned programs, which is attributable to a softening of global automotive industry sales during the year. The Company’s OEM and aftermarket security and remote start sales also declined during the year ended February 29, 2020 as a result of competition due in part to a shift in demand from analog to digital remote start products, as well as the discontinuation of passive entry programs with certain customers. Sales of aftermarket satellite radio and headrest products have declined for the year ended February 29, 2020 as compared to the prior year, as a result of an increase in standard factory equipped vehicles with these options, as well as due to price competition and increased tariffs for aftermarket headrest products. Additionally, during the year ended February 29, 2020, the Company made a non-refundable up-front payment to one of its customers as consideration for a future OEM program award, which resulted in a reduction of revenue. Offsetting the sales declines in this segment for the year ended February 29, 2020 were increases in sales of certain aftermarket safety and security products as compared to the prior year, as well as sales related to the Company’s newly acquired Vehicle Safety Holdings Corp. business in the fourth quarter.

Consumer Electronics sales represented 70.8% of net sales for the year ended February 29, 2020 as compared to 63.4% in the prior year.  Sales decreased for the year ended February 29, 2020 as compared to the prior year due to several factors. The Company experienced decreases in sales of certain products, such as in the Project Nursery line, as a result of the elimination of baby video monitors; in wireless and bluetooth speakers, due a reduction in product placement with one of the Company’s larger customers and the timing of annual orders from another; in sales of smart home products, as the Company is exiting this category; and in karaoke products, due to a one time holiday sale to one of the Company’s customers in the prior year that did not repeat in the current fiscal year. The Company also continued to see a decline in sales of certain hook-up, power products, and headphones, as a result of changes in customer demand and technology, and due to the Company’s continuing rationalization of SKU’s in Fiscal 2020, with the goal of limiting sales of lower margin products. Within Europe, the Company experienced decreases in sales across all product lines, as well as in the DIY business during the year ended February 29, 2020 as a result of a slowdown in the European market. Offsetting these decreases, the Company had an increase in sales within both of its premium mobility and premium wireless and bluetooth speaker categories as a result of the launch of new lines of soundbars, Bluetooth speakers, and wireless earbuds, as well as stronger sales of several existing products. The Company’s premium home separate speaker product sales also increased as a result of the continued successful sales of its new domestic product lines that launched during the second quarter of Fiscal 2019, and additional distribution partners for the Company’s premium commercial speaker products had a favorable impact on sales for the year ended February 29, 2020 as well. Additionally, reception product sales were up for the year ended February 29, 2020 as a result of expanded SKU offerings with certain customers and stronger market share, and sales of the Company’s activity bands have increased year over year as a result of increased motion program participants, as well as additional product offerings for participants, including the Apple watch and Fitbit.

Biometrics represented 0.1% of our net sales for the year ended February 29, 2020, compared to 0.2% in the prior year. This segment experienced a decrease in product sales for the year ended February 29, 2020 as a result of its product mix, as the Company was selling more of its higher dollar Hbox products during the year ended February 28, 2019. During the year ended February 29, 2020, the Company began selling its EXT outdoor perimeter access product, as well as an updated version of its Nano NXT perimeter access product, which both sell at a lower price point and have not yet achieved the sales volumes to surpass prior year sales dollars.

Fiscal 2019 compared to Fiscal 2018

Automotive Electronics sales, which include both OEM and aftermarket automotive electronics, represented 36.2% of the net sales for the year ended February 28, 2019, compared to 30.7% in the prior year. Sales in this segment increased during the year ended February 28, 2019 as compared to the prior year primarily due to a full year of sales of its EVO headrest product within the OEM manufacturing line. Sales were also positively impacted by the Company's Subaru remote start program and the launch of new CarLink products. Offsetting these sales increases were declines in our aftermarket headrest and remote start products, as well as a decline in satellite radio sales for the year ended February 28, 2019.  The declines in both satellite radio sales and aftermarket headrests are the result of an increase in standard factory equipped vehicles with these options. Sales declines in aftermarket remote start products were caused primarily by an inventory shortage of certain digital platform remote start products that were in higher demand during the fiscal year as compared to analog systems.

Consumer Electronics sales represented 63.4% of net sales for the year ended February 28, 2019 as compared to 69.1% in the prior year.  Sales in Consumer Electronics decreased for the year ended February 28, 2019 partially as a result of lower sales of certain discontinued products including powered towers, digital speakers, and digital systems; elimination of overstock in certain inventory levels; as well as a shift in demand from traditional wired mobility products to Bluetooth/wireless solutions. New products for premium Bluetooth/wireless solutions have not yet launched and are planned for the first half of Fiscal 2020. Closeout promotions for many of these products led to increased sales in the prior fiscal year and did not repeat during the year ended February 28, 2019. The Company also experienced decreases in sales due to the timing of customer orders for certain wireless and Bluetooth speakers, including large load-in orders of new wireless speaker product during the year ended February 28, 2018 that did not repeat in the current year, and a streamlining of products and reduced store counts for certain retailers. Further, during Fiscal 2018, the Company launched its Striiv activity tracking band and significant load-in orders for this product during the year ended February 28, 2018 did not repeat in the current year. Sales were also impacted during the year ended February 28, 2019 by lower sales in reception, remotes, hookup, headphones and power categories due to retail distribution changes, price competition and changes in demand. Additionally, the Company has limited certain product distribution within the segment in Fiscal 2019 in order to improve margins. Within its European market, the Company experienced a decrease in sales for the year ended February 28, 2019 as a result of the timing of certain customer orders, a shift in sales strategy related to our e-commerce channel that has had temporarily delayed sales, as well as sales of equipment and set top boxes related to a digital broadcasting upgrade in the prior year that did not repeat in the current year. Partially offsetting the sales decline in Consumer Electronics for the year ended February 28, 2019 has been the successful launch of new premium home entertainment product lines during Fiscal 2019 and an increase in in-wall and in-ceiling architectural speaker product sales that launched during the second half of Fiscal 2018. The segment has also experienced higher sales of karaoke products, specifically the new Singsation line, as well as increases in sales from additional placements and higher direct import sales of its Project Nursery products and the introduction of the new smart home line during the year ended February 28, 2019.  Due to the ongoing sales declines in the segment as a result of technology advancements and changes in retail distribution, during the year ended February 28, 2019, the Company restructured its former Consumer Accessories segment, which included an aggressive SKU rationalization program to limit sales of lower margin products.

Biometrics represented 0.2% of our net sales for the year ended February 28, 2019, compared to 0.1% in the prior year. Sales increases for the year ended February 28, 2019 were due primarily to sales of the segment’s HBOX products.

Gross Profit and Gross Margin Percentage

	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Automotive Electronics	$23,131	$40,621	$39,829
	20.3%	25.1%	25.6%
Consumer Electronics	86,588	82,230	92,361
	31.0%	29.0%	26.3%
Biometrics	(160)	(1,082)	(120)
	-34.7%	-98.5%	-18.9%
Corporate	217	(352)	227
	$109,776	$121,417	$132,297
	27.8%	27.2%	26.1%

Fiscal 2020 compared to Fiscal 2019

Gross margins in the Automotive Electronics segment decreased 480 basis points for the year ended February 29, 2020. The decrease in margins was driven primarily by the declines in higher margin OEM security, remote start, and rear seat entertainment sales, which also resulted in lower absorption of fixed overhead costs in the current year periods, further decreasing margins for the segment. Additionally, slow moving write-off adjustments were made during the fiscal year, in part due to the slower rear seat entertainment sales and the discontinuation of certain programs. There was also a decline in aftermarket headrest product sales, which typically generate higher margins for the segment. Margins were negatively affected further during the year ended February 29, 2020 by tariff increases, as certain of the Company’s products are manufactured in China, while production of certain other products were relocated to other countries with higher labor costs. During the year ended February 29, 2020, the Company also made a non-refundable up-front payment to a customer as consideration for a future OEM program award, which negatively impacted margins. As an offset to these margin declines during the year ended February 29, 2020, the Automotive Electronics segment experienced declines in satellite radio sales, which contribute lower margins to the group, while increased sales of certain aftermarket security products and products related to the newly acquired Vehicle Safety Holdings Corp. business contributed favorably to margins for the year.

Gross margins in the Consumer Electronics segment increased 200 basis points for the year ended February 29, 2020 compared to the prior year. Margin increases during the year ended February 29, 2020 were driven in part by increased sales of the Company’s high margin premium wireless and bluetooth speakers, mobility products, home separate, and commercial speakers, as well as the result of heavy discounts offered on older mobility products in the prior year, such as wired headphones and neckbands, that did not repeat in the current year. Margins have been negatively affected during the year ended February 29, 2020 by tariff increases, as certain of the Company’s products are manufactured in China, while production of certain other products were relocated to other countries with higher labor costs. The Company offset some of the effects of these tariff increases, where possible, with price increases. Margin declines were also driven by declining sales of products with typically higher margins, such as Project Nursery and karaoke products, as well as by sales declines within the European market and higher warehousing costs incurred related to the use of a third party for warehousing services in Europe beginning during the first quarter of Fiscal 2020.

Gross margins in the Biometrics segment increased for the year ended February 29, 2020 compared to the prior year. These increases were primarily due to the write off slow moving inventory and parts in Fiscal 2019 related to its myris product, which negatively impacted margins in the prior year. Offsetting these factors were sales of certain inventory during the year ended February 28, 2019 that had been previously written off, and contributed positively to margins in the prior year, as well as higher sales of licensing fees in the prior year, which earned higher margins for the segment. Additionally, during the year ended February 29, 2020, the Company incurred certain tooling and defective repair costs, as well as provided beta samples to certain customers and prospects at no charge, which negatively impacted margins for the current fiscal year.

Fiscal 2019 compared to Fiscal 2018

Gross margins in the Automotive Electronics segment decreased 50 basis points for the year ended February 28, 2019. Gross profits decreased during the fiscal year primarily as a result of decreases in sales of certain higher margin products, such as aftermarket headrest products and remote start systems. As an offset, the segment experienced increases in gross profits for the year ended February 28, 2019 as a result of the sales of our new EVO product, as well as due to decreases in sales of low margin products such as satellite radios and due to certain production related cost-cutting measures, lower tooling costs, and lower inventory reserve requirements.

Gross margins in the Consumer Electronics segment increased 270 basis points for the year ended February 28, 2019 compared to the prior year. The segment margins were positively impacted by a shift in product mix including the introduction of our new Reference and Reference Premier lines during Fiscal 2019; the recent introduction of our new karaoke line; a decline in sales of lower margined products, such as premium mobility products and Striiv activity bands; the absence of digital reception products in the European market; and a decline in sales of certain premium sound system, sound bar, and Bluetooth speaker products that were being phased out during the prior fiscal year with heavy close out promotions. Additionally, the Company had improved margins and profits for its Project Nursery line. As an offset to these increases, the segment experienced decreased sales of wireless speakers and reception products and overall lower sales in the European market during the year ended February 28, 2019, for which the product mix generally contributes higher profit margins for the segment, as well as increases in inventory write-downs related to certain slow moving products, and higher warehousing expenses related to the consolidation of our operations in Germany.

Gross margins in the Biometrics segment decreased for the year ended February 28, 2019 compared to the prior year. This was primarily due to the write off slow moving inventory and parts in Fiscal 2019 related to its myris product, which negatively impacted margins in the year. Offsetting this decrease was the sale of certain inventory during the year ended February 28, 2019 that had been previously written off, and contributed positively to margins, as well as higher sales of licensing fees, which earned higher margins for the segment.

Operating Expenses

	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Operating Expenses:
Selling	$38,471	$40,915	$45,999
General and administrative	68,928	66,935	78,957
Engineering and technical support	21,602	24,387	26,440
Intangible asset impairment charges	30,230	25,789	—
Restructuring expense	—	4,588	—
Total Operating Expenses	$159,231	$162,614	$151,396

Fiscal 2020 compared to Fiscal 2019

The Company experienced an overall decrease in operating expenses of $3,383 for Fiscal 2020 as compared to Fiscal 2019.

Selling expenses have decreased for the year ended February 29, 2020 due to various factors, including headcount reductions related to Fiscal 2019 restructuring activities, lower commissions as a result of the decline in sales for the year, lower trade show expenses due to attending fewer shows, and lower advertising costs and display amortization expense, due to cost cutting measures, as well as the fact that many displays and fixtures are fully amortized or have been removed. These expense decreases were offset by salary increases resulting from transfers of certain employees from general and administrative to selling in conjunction with restructuring activities taking place in Fiscal 2019, and additional hires at the Company’s Klipsch, Oehlbach and Schwaiger subsidiaries, as well as higher web fees as a result of an increase in the Company’s online platform activity and web advertising.

General and administrative expenses increased during the year ended February 29, 2020. During the year ended February 29, 2020, the Company granted 200,000 fully vested common shares to the Company’s Chief Executive Officer, as well as granted additional shares which vest on future dates in accordance with his employment agreement signed in July 2019, resulting in an increase in compensation expense of approximately $1,700 for the year ended February 29, 2020. Additionally, during the year ended February 28, 2019, the Company received reimbursement of approximately $3,000 for certain professional fees and disbursements resulting from the favorable outcome of a lawsuit, which did not occur during the year ended February 29, 2020. Disregarding these specific items, general and administrative expenses would have decreased for the year. General and administrative expenses were also higher during the year ended February 29, 2020 due to higher payroll expenses resulting from increased medical claims as compared to the prior year. Offsetting the increases to general and administrative expenses discussed above were decreases in salary expense during the year ended February 29, 2020 due to reductions in headcount and the transfer of certain employees to selling in conjunction with Fiscal 2019 restructuring activities, lower executive salaries due to salary and bonus structures under new employment agreements, as well as lower office and equipment rental expenses as a result of cost containment measures and lease expirations that were not renewed.

Engineering and technical support expenses for the year ended February 29, 2020 declined as compared to the prior year. For the year ended February 29, 2020, expenses were down primarily due to headcount reduction at certain of the Company’s subsidiaries, decreased research and development spending related to projects that were completed during the current year period, as well as due to the movement of work related to certain projects utilizing outside contractors to in-house employees at both EyeLock and Invision. These declines were partially offset by an increase in research and development expenses related to the start of new projects and higher certification fees for certain products under development, as well as salary and related expenses resulting from new hires at certain subsidiaries.

In connection with its annual impairment test performed as of the last day of the fourth quarter of Fiscal 2020, the Company determined that several of its indefinite-lived intangible assets within the Consumer Electronics segment, as well as certain indefinite-lived and definite-lived intangible assets within the Biometrics segment were impaired. The impairments within the Consumer Electronics segment were the result of the Company being unable to secure product placement into customer stores, anticipated shortfalls in sales due to economic uncertainty as a result of the COVID-19 pandemic, reduced demand from a large traditional brick-and-mortar customer, along with continued declines in the German economy. The impairments within the Biometrics segment were the result of lack of customer acceptance of the related technology, lower than anticipated results, adjusted expectations for demand, and anticipated delays of product deployment with target customers due to economic uncertainty related to the COVID-19 pandemic. The Company recorded total impairment charges of $30,230 for the year ended February 29, 2020 related to these impairments.

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

During the second quarter of Fiscal 2019, the Company re-evaluated its projections for several brands in its Automotive Electronics and former Consumer Accessories segments based on lower than anticipated results, such as reduced product load-ins, increased competition for certain product lines, a streamlining of SKU’s, and a change in market strategy for one of its brands. During the fourth quarter, the Company further streamlined its SKU’s in conjunction with its corporate realignment and transformation initiatives, and adjusted expectations for select customer demand, and the anticipated results from alternative sales channels for one of its brands.  As a result of these analyses, it was determined that certain trademarks in the Automotive and former Consumer Accessories segments were impaired. The Company recorded total impairment charges of $25,789 during the year ended February 28, 2019 related to these impairments.

During the year ended February 28, 2019, the Company began to realign certain businesses within the former Consumer Accessories and Premium Audio segments to lower and contain fixed costs, generate efficiencies and better leverage resources. In Germany, the Company's Schwaiger and Oehlbach businesses were combined into one entity operating in one physical location and the Company's Magnat business was realigned with its Klipsch European operation. Domestically, the Company conducted an aggressive SKU rationalization program in order to discontinue certain consumer accessory product lines and focus on offerings with longer product life cycles, sustainable gross margins, and better growth potential. Certain restructuring initiatives are expected to continue in to Fiscal 2020. Total restructuring expense incurred for the year ended February 28, 2019 were $4,588, primarily consisting of severance charges.

Other (Expense)Income

	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Interest and bank charges	$(3,569)	$(4,449)	$(6,009)
Equity in income of equity investee	5,174	6,618	7,178
Gain on sale of real property	4,057	—	—
Impairment of Venezuela investment properties	—	(3,473)	—
Impairment of notes receivable	—	(16,509)	—
Investment (loss) gain	775	(530)	1,416
Other, net	2,078	577	(7,590)
Total other (expense) income	$8,515	$(17,766)	$(5,005)

Fiscal 2020 compared to Fiscal 2019

Interest and bank charges represent expenses for the Company's bank obligations and supply chain financing arrangements, interest related to finance leases, and amortization of deferred financing costs. During the second and third quarters of Fiscal 2020, the Company temporarily suspended its domestic supply chain financing, thus resulting in a reduction of the related fees.  The Company also repaid two of its outstanding mortgages and the entire outstanding balance of its asset-based lending obligation in Germany during the second half of Fiscal 2020, thus reducing interest expense related to these obligations.

Equity in income of equity investee represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics, LLC ("ASA"). The decrease in income for the year ended February 29, 2020 is primarily a result of the impact of tariffs, increase in warranty costs, as well as due to certain product recall expenses incurred during the year ended February 29, 2020 that were not present in the prior year.

On September 30, 2019, the Company, through its subsidiary Voxx German Holdings Gmbh (“the Seller”), sold its real property in Pulheim, Germany to CLM S.A. RL (“the Purchaser”) for €10,920. Net proceeds received from the transaction were approximately $9,500 after transactional costs and repayment of the outstanding mortgage. Concurrently with the sale, the Seller entered into an operating lease arrangement (“lease”) with the Purchaser for a small portion of the real property to continue to operate its sales office in Germany. The transaction qualified for sale leaseback accounting in accordance with ASC 842 and the Company recognized a gain on the execution of the sale transaction for the year ended February 29, 2020.

During Fiscal 2018, the Company sold its investment in RxNetworks, a non-controlled corporation, consisting of shares of the investee’s preferred stock. Voxx recognized a gain of $1,416 during Fiscal 2018 for the sale of this investment; however, a portion of the cash proceeds were subject to a hold-back provision, which was not included in the gain recognized in Fiscal 2018. During the second quarter of Fiscal 2020, the hold-back provision expired, and the Company received the remaining proceeds from the sale, recording an investment gain of $775 for the year ended February 29, 2020. During the fourth quarter of Fiscal 2019, all of the outstanding common stock Fathom Systems Inc., a non-controlled corporation in which Voxx was invested, were repurchased by the investee for a price per share significantly below the value when issued. This resulted in a loss on Voxx's investment in Fathom of $530 for the year ended February 28, 2019.

Other, net includes net foreign currency gains or losses, interest income, rental income, and other miscellaneous income and expense. Other, net increased for the year ended February 29, 2020. During the year ended February 29, 2020, the Company received the proceeds from a key man life insurance policy in the amount of $1,000, related to a former employee of Klipsch Group, Inc. that Voxx became the beneficiary of in conjunction with the acquisition of Klipsch in Fiscal 2012.  As an offset to this income, the Company incurred a charge of $804 during the year ended February 29, 2020 for a payment made to TE Connectivity Ltd. in final settlement of the working capital calculation related to the Fiscal 2018 sale of Hirschmann Car Communication GmbH.

Fiscal 2019 compared to Fiscal 2018

Interest and bank charges represent expenses for the Company's bank obligations and supply chain financing arrangements interest related to capital leases, and amortization of deferred financing costs. These charges decreased for the year ended February 28, 2019 as compared to the prior year due primarily to the fact that the Company did not carry an outstanding balance on its Credit Facility during Fiscal 2019. The Company repaid the entire outstanding balance of the Credit Facility following the sale of Hirschmann on August 31, 2017. This was partially offset by an increase in the LIBOR rate, which has caused an increase in factoring fees incurred by the Company, as well as an increase in bank charges related to the unused portion of the Credit Facility.

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

The Company has certain long-lived assets in Venezuela, which are held for investment purposes. During the second quarter of Fiscal 2019, the Company assessed the recoverability of these properties as a result of the country's continued economic deterioration, which included a significant currency devaluation in August of 2018. The Company recorded an impairment charge for the year ended February 28, 2019 representing the remaining balance of these properties.

During Fiscal 2018 and Fiscal 2019, the Company held various notes receivable from 360fly, Inc., designers and creators of 360° cameras and technology. The notes were due on January 19, 2019. During the fourth quarter of Fiscal 2019, the credit quality of the debtor deteriorated, and the notes were deemed uncollectible by Voxx, resulting in an impairment charge of $16,509, representing the entire outstanding balance of these notes at February 28, 2019.

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

Income from Discontinued Operations

On August 31, 2017 (the "Closing Date"), the Company completed its sale of Hirschmann to a subsidiary of TE. The consideration received by the Company was €148,500. The purchase price, at the exchange rate as of the close of business on the Closing Date approximated $177,000. For the year ended February 28, 2018, income from discontinued operations consisted primarily of a gain on sale of $36,118, as well as operating income of $2,817. Operating income for the Company's discontinued operation during this period was comprised primarily of tuner and antenna sales, which ceased following the sale of Hirschmann on August 31, 2017. For the years ended February 29, 2020 and February 28, 2019, there was no income from discontinued operations, as all sales and operations relating to the discontinued operation ceased following the sale of Hirschmann on August 31, 2017.

Income Tax Provision

During Fiscal 2020, the Company recorded an income tax provision of $882 related to federal, state and foreign taxes from continuing operations. The Company's effective tax rate of (2.2)% differs from the statutory rate of 21% primarily related to (i) current year losses for which limited tax benefit was provided; (ii) permanent differences, including the non-controlling interest and a global intangible low tax income (“GILTI”) inclusion; and (iii) an increase in the valuation allowance recorded against foreign deferred tax assets. During Fiscal 2020, the Company maintained a partial and full valuation allowance against certain U.S. and foreign deferred tax assets as the Company could not conclude that such assets will be realized on a more-likely-than-not basis. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

The effective tax rate of 10.4% in Fiscal 2019 differs from the statutory rate of 21% primarily related to current year losses for which limited tax benefit was provided. During Fiscal 2019, the Company maintained a partial valuation allowance against certain U.S. and foreign deferred tax assets as the Company could not conclude that such assets will be realized on a more-likely-than-not basis. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

The effective tax rate of 72.4% in Fiscal 2018 differs from the statutory rate of 32.7% primarily due to the impact of Tax Cuts and Jobs Act (“TCJA”), the partial reversal of the Company’s valuation allowance as certain deferred tax assets became realizable on a more-likely-than-not basis and the reversal of uncertain tax positions under ASC 740 related to the expiration of the statute of limitations. During Fiscal 2018, the Company maintained a partial valuation allowance against its U.S. deferred tax assets and certain foreign jurisdictions. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic.  The CARES Act made various tax law changes including among other things (i) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest;

(ii) enacted technical corrections so that qualified improvement property can be immediately expensed under IRC Section 168(k) and net operating losses arising in tax years beginning in 2017 and ending in 2018 can be carried back two years and carried forward twenty years without a taxable income limitation, as opposed to carried forward indefinitely; and (iii) made modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years.  The Company is currently evaluating the impact of the CARES Act. With respect to the technical correction to net operating losses, the Company may record an income tax provision as its valuation allowance related to net operating losses with limited carryforward periods may increase.  The Company will account for the CARES Act changes in the quarter ending May 31, 2020, the period in which the new legislation was enacted.

EBITDA, Adjusted EBITDA and Adjusted Diluted EBITDA per Common Share

EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share are not financial measures recognized by GAAP. EBITDA represents net (loss) income, computed in accordance with GAAP, before interest expense and bank charges, taxes, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for stock-based compensation expense, life insurance proceeds, certain settlements, gains on sale of real property, gains on the sale of discontinued operations, losses on forward contracts, impairment charges, investment gains and losses, restructuring charges, and environmental remediation charges. Depreciation, amortization, stock-based compensation, and impairment charges are non-cash items. Diluted Adjusted EBITDA per common share represents the Company's diluted earnings per common share based on Adjusted EBITDA.

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

	Fiscal	Fiscal	Fiscal
	2020	2019	2018
Net (loss) income attributable to VOXX International Corporation	$(26,443)	$(46,091)	$35,304
Adjustments:
Interest expense and bank charges (1)	3,070	2,884	5,169
Depreciation and amortization (1)	12,055	11,112	13,879
Income tax expense (benefit)	882	(6,131)	(13,262)
EBITDA	(10,436)	(38,226)	41,090
Adjustments:
Stock-based compensation	2,282	551	552
Life insurance proceeds	(1,000)	—	—
Gain on sale of real property	(4,057)	—	—
Settlement of Hirschmann working capital	804	—	—
Gain on sale of discontinued operations	—	—	(36,118)
Loss on forward contracts attributable to sale of business	—	—	6,618
Impairment of investment properties in Venezuela	—	3,473	—
Impairment of notes receivable	—	16,509	—
Investment (gain) loss	(775)	530	(1,416)
Environmental remediation charges	—	454	—
Restructuring charges	—	4,588	—
Intangible asset impairment charges (1)	19,543	25,789	—
Adjusted EBITDA	$6,361	$13,668	$10,726
Diluted (loss) income per common share attributable to VOXX International Corporation	$(1.08)	$(1.89)	$1.44
Diluted Adjusted EBITDA per common share attributable to VOXX International Corporation	$0.26	$0.56	$0.44

(1)

For purposes of calculating Adjusted EBITDA for the Company, interest expense, bank charges, depreciation and amortization, and intangible asset impairment charges added back to net (loss) income have been adjusted in order to exclude the minority interest portion of these expenses attributable to EyeLock LLC.

(2)

EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share in this presentation are based on a reconciliation to Net income attributable to VOXX International Corporation, which includes net income (loss) from both continuing and discontinued operations for all periods presented. The Company sold its Hirschmann subsidiary on August 31, 2017.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of February 29, 2020, we had working capital of $146,798 which includes cash and cash equivalents of $37,425 compared with working capital of $151,169 at February 28, 2019, which included cash and cash equivalents of $58,236. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations, when applicable, and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions, or to further pay down our debt.   The following table summarizes our cash flow activity for all periods presented:

	Year Ended	Year Ended	Year Ended
	February 29, 2020	February 28, 2019	February 28, 2018
Cash provided by (used in):
Operating activities	$(1,009)	$22,562	$(25,539)
Investing activities	(6,709)	(11,037)	161,360
Financing activities	(12,593)	(924)	(92,247)
Effect of exchange rate changes on cash	(500)	(4,105)	366
Net (decrease) increase in cash and cash equivalents	$(20,811)	$6,496	$43,940

Net cash used in/provided by operating activities:

Operating activities used cash of $1,009 for Fiscal 2020, due to factors including sales declines and losses incurred by EyeLock LLC, as well as decreases in accounts payable, accrued expenses, and accrued sales incentives. This was offset by decreases in inventory and accounts receivable, which were driven by the decreases in sales.

During Fiscal 2019, operating activities provided cash of $22,562, partially due to a decrease in inventory, as the Company purchases its inventory in line with sales levels, which have declined in the current fiscal year, as well as a decrease in prepaid expenses and other assets. This was offset by lower earnings achieved by the Company in Fiscal 2019, driven in part by sales declines and losses incurred by EyeLock LLC. The Company also had a decrease in accounts receivable, directly resulting from lower sales in the fiscal year.

During Fiscal 2018, operating activities used cash of $25,539 principally due to net losses incurred by EyeLock LLC, an increase in the Company's prepaid expenses and other assets, as well as a net decrease in accounts payable and accrued expenses.  This was offset by a decrease in inventory.

Net cash used in/provided by investing activities:

Investing activities used cash of $6,709 during Fiscal 2020, primarily due to the acquisition of VSHC in January 2020 (see Note 2), as well as capital additions made by the Company. This was offset by the proceeds received from the sale of the Company’s real property in Pulheim, Germany (see Note 11).

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

Net cash used in/provided by financing activities:

Financing activities used cash of $12,593 during Fiscal 2020, primarily due to the repayment of outstanding bank obligations, including the entire outstanding balance of Voxx Germany’s Euro asset-based lending facility, and the repurchase of shares of the Company’s Class A common stock.

During Fiscal 2019, financing activities used cash of $924 primarily due to the repayment of outstanding bank obligations, which include mortgages, capital leases, and an asset-based lending facility in Germany; offset by borrowings related to the German asset based lending facility.

During Fiscal 2018, financing activities used cash of $92,247, primarily due to the repayment of balances outstanding on the Company's Credit Facility following the sale of Hirschmann on August 31, 2017.

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000, and a term loan in the amount of $15,000. The Credit Facility also includes a $15,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 7(b)). As of February 29, 2020, there was no balance outstanding under the revolving credit facility. The entire outstanding balance of the term loan, which is not renewable, was repaid in Fiscal 2018. The availability under the revolving credit line of the Credit Facility was $84,436 as of February 29, 2020.

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

Provided that the Company is in a Compliance Period (the period commencing on that day in which Excess Availability is less than 12.5% of the Maximum Revolver Amount and ending on a day in which Excess Availability is equal to or greater than 12.5% for any consecutive 30 day period thereafter), the Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any Change of Control; (ix) make any Restricted Junior Payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an Affiliate of any Borrower or any of their Subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of February 29, 2020, the Company was not in a Compliance Period.

The obligations under the loan documents are secured by a general lien on and security interest in substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles and inventory.  The Company has guaranteed the obligations of the borrowers under the Credit Agreement.

On June 11, 2020, the Company amended the Credit Facility. Under the amendment, the committed availability of the revolving credit facility was revised to $127,500 and the maturity date of the facility was extended to April 26, 2022 (see Note 17).

The Company has a Euro asset-based loan facility in Germany with a credit limit of €8,000 that expires on July 31, 2020. The Company's subsidiaries Voxx German Holdings GmbH, Oehlbach Kabel GmbH, and Schwaiger GmbH are authorized to borrow funds under this facility for working capital purposes. The Company also has a separate Euro asset-based loan facility for its Magnat subsidiary expiring on December 31, 2020.

The Company also utilizes supply chain financing arrangements and factoring agreements as a component of our financing for working capital, which accelerates receivable collection and helps to better manage cash flow. Under the agreements, the Company has agreed to sell certain of its accounts receivable balances to banking institutions who have agreed to advance amounts equal to the net accounts receivable balances due, less a discount as set forth in the respective agreements (see Note 1(h)). The balances under these agreements are accounted for as sales of accounts receivable, as they are sold without recourse. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company's Consolidated Statements of Cash Flows. Fees incurred in connection with the agreements are recorded as interest expense by the Company. During the second quarter of Fiscal 2020, the Company temporarily suspended its domestic supply chain financing activities; however, during the fourth quarter, the Company resumed its activities under one supply chain financing arrangement in response to general economic concerns related to the COVID-19 pandemic. Subsequent to February 29, 2020, all supply chain financing activities have resumed.

As noted elsewhere in this report, we expect the COVID-19 pandemic may continue to have an adverse effect on our business. Federal, state and local governments have taken a variety of actions to contain the spread of COVID-19. Many jurisdictions required mandatory business closures or imposed capacity limitations and other restrictions affecting our operations. We are proactively taking steps to increase available cash including, but not limited to, utilizing existing supply chain financing agreements that had previously been suspended during Fiscal 2020 as noted above, and utilizing funds available under our existing Credit Facility. During April 2020, the Company borrowed $20,000 from its available Credit Facility funds. As further noted in Item 7 and elsewhere in this report, the Company is also implementing a number of other measures to help preserve liquidity in response to the COVID-19 pandemic.

Certain contractual cash obligations and other commitments will impact our short and long-term liquidity.  At February 29, 2020, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Finance lease obligations (1)	$1,333	$613	$613	$107	$—
Operating lease obligations (1)	3,175	784	1,363	769	259
Total contractual cash obligations	$4,508	$1,397	$1,976	$876	$259

Other Commitments
Bank obligations (2)	$607	$607	$—	$—	$—
Stand-by letters of credit (3)	68	68	—	—	—
Other (4)	7,614	500	1,000	1,000	5,114
Contingent earn-out payments and other (5)	67	67	—	—	—
Pension obligation (6)	748	—	—	—	748
Unconditional purchase obligations (7)	54,255	54,255	—	—	—
Total commercial commitments	$63,359	$55,497	$1,000	$1,000	$5,862
Total Commitments	$67,867	$56,894	$2,976	$1,876	$6,121

(1)

Represents total principal payments due under finance and operating lease obligations. Total current balances (included in other current liabilities) due under finance and operating leases are $613 and $784, respectively, at February 29, 2020. Total long-term balances due under finance and operating leases are $720 and $2,391, respectively at February 29, 2020.

(2)	Represents amounts outstanding under the VOXX Germany and Magnat Euro asset-based lending facilities at February 29, 2020.
(3)

We issue standby letters of credit to secure certain purchases and insurance requirements. These letters of credit are issued during the ordinary course of business through major domestic banks as requested by certain suppliers.

(4)	This amount represents the outstanding balance of the mortgage for our manufacturing facility in Florida.
(5)	Represents contingent consideration payments due in connection with the Rosen acquisition.
(6)	Represents the liability for an employer defined benefit pension plan covering certain eligible current and former employees of VOXX Germany.

(7)

Open purchase obligations represent inventory commitments.  These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and possible future public or private debt and/or equity offerings.  At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which transactions may require the use of cash.  We believe that our cash, other liquid assets, operating cash flows, credit arrangements, access to equity capital markets, taken together, provides adequate resources to fund ongoing operating expenditures for the next twelve months, including the intercompany loan funding we provide to our majority owned subsidiary, EyeLock LLC. In the event that they do not, we may require additional funds in the future to support our working capital requirements, or for other purposes and may seek to raise such additional funds through the sale of public or private equity and/or debt financings, as well as from other sources.  No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable when required.

For further information about COVID-19, refer to  “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," and Note 17, “Subsequent Events,” of the Notes to the Consolidated Financial Statements included in “Item 8. Consolidated Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Impact of Inflation and Currency Fluctuation

Inflation did not have a material impact on our operations for the years ended February 29, 2020, February 28, 2019 or February 28, 2018. Severe increases in inflation; however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations. Discussion of the impact of foreign currency fluctuations is included in Item 7A.

In accordance with the guidelines in ASC 830, Venezuela is designated as a hyper-inflationary economy.  A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3-year period.  The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars.

Since January 2014, the Venezuelan government has created multiple alternative exchange rates designated to be used for the purchase of goods and services deemed non-essential. As of February 29, 2020 and February 28, 2019, the published rates offered for the Sovereign Bolivar were approximately 73,470 and 3,290 Sovereign Bolivar/$1, respectively. Net currency exchange losses of $2 and $6 were recorded for the years ended February 29, 2020 and February 28, 2019, respectively. All currency exchange gains and losses are included in Other (Expense) Income on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company has certain U. S. dollar denominated assets and liabilities in its Venezuelan subsidiary, including our U.S. dollar denominated intercompany debt, which has been subject to currency fluctuations associated with the devaluation of the Sovereign Bolivar. The Company also has certain long-lived assets in Venezuela, which are held for investment purposes. During the second quarter of Fiscal 2019, the Company assessed the recoverability of these properties as a result of the country's continued economic deterioration, which included a significant currency devaluation in August of 2018. The Company estimated the future undiscounted cash flows expected to be received from these properties. The estimate of the future undiscounted cash flows considered the Company’s financial condition and its intent and ability to retain its investments for a period of time sufficient to allow for the recovery of the carrying value. The future undiscounted cash flows did not exceed the net carrying value for the long-lived assets. The estimated fair value of the properties, which also considered the current conditions of the economy in Venezuela, the volatility of the real estate market, and the significant political unrest, resulted in a full non-cash impairment charge of $3,473 for the year ended February 28, 2019. The non-cash impairment charge is included in Other (expense) income on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Seasonality

We typically experience seasonality in our operations. Our business is significantly impacted by the holiday season, as we generally sell a substantial amount of our products during September, October and November due to increased promotional and advertising activities during the holiday season.

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

Marketable Securities

Marketable securities at February 29, 2020, which are related to the Company's deferred compensation plan, are recorded at fair value of $2,282 and have exposure to price fluctuations. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $228 as of February 29, 2020. Actual results may differ.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and investment grade corporate and U.S. government securities. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed. In connection with our Florida Mortgage, we have debt outstanding in the amount of $7,614 at February 29, 2020. Interest on the Florida Mortgage is charged at 70% of 1-month LIBOR plus 1.54%. We have an interest rate swap for the Florida Mortgage with a notional amount of $7,614 at February 29, 2020 which locks the interest rate at 3.48% (inclusive of credit spread) through the mortgage end date of March 2026.

Foreign Exchange Risk

Voxx conducts business in various non-U.S. countries including Germany, Canada, China, Denmark, the Netherlands and France and thus is exposed to market risk for changes in foreign currency exchange rates. As a result, we have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the U.S., which can adversely impact our net income and cash flows. A hypothetical 10% adverse change in the foreign currency rates for our international operations would have resulted in a negative impact on sales and net income of approximately $7,500 and $610, respectively, for the year ended February 29, 2020.

While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations, and U. S. dollar denominated purchases in its foreign subsidiaries. The Company enters forward contracts to hedge certain euro-related transactions. The Company minimizes the risk of nonperformance on the forward contracts by transacting with major financial institutions. During Fiscal 2020, 2019, and 2018, the Company held forward contracts specifically designated for hedging (see Note 1(e) of the Notes to Consolidated Financial Statements). As of February 29, 2020 and February 28, 2019, unrealized gains of $331 and $708, respectively, were recorded in other comprehensive income associated with these contracts. A hypothetical 10% adverse change in the fair value of our forward exchange contracts would have resulted in a negative impact of $17 on the fair value of our forward exchange contracts at February 28, 2019. There were no foreign currency hedge contracts outstanding at February 29, 2020.

We are also subject to risk from changes in foreign currency exchange rates from the translation of financial statements of our foreign subsidiaries and for long-term intercompany loans with the foreign subsidiaries. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive (loss) income. At February 29, 2020, we had translation exposure to various foreign currencies with the most significant being the Euro, Canadian Dollar, and Mexican Peso.  A hypothetical 10% adverse change in the foreign currency exchange rates would result in a negative impact of $6 on Other comprehensive (loss) income for the year ended February 29, 2020.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela did not have any sales for the year ended February 29, 2020 and had no significant cash related assets subject to government foreign exchange controls. The Company has certain long-lived assets in Venezuela, which are held for investment purposes. During the second quarter of Fiscal 2019, the Company assessed the recoverability of these properties as a result of the country's continued economic deterioration, which included a significant currency devaluation in August of 2018. The Company concluded that these properties were fully impaired as of its second quarter ended August 31, 2018 and recorded an impairment charge of $3,473 for the year ended February 28, 2019. The non-cash impairment charge is included in Other (expense) income on the Consolidated Statements of Operations and Comprehensive (Loss) Income. The value of the Company's properties held for investment purposes in Venezuela is $0 as of February 29, 2020.

Item 8-Consolidated Financial Statements and Supplementary Data

The information required by this item begins on page 57 of this Annual Report on Form 10-K and is incorporated herein by reference.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of February 29, 2020, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were deemed to be effective and adequately designed.

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

Under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the Company’s internal control over financial reporting as of February 29, 2020 based on the framework set forth by the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 COSO Framework"). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of February 29, 2020 based on the criteria established in the 2013 COSO Framework.

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer included in Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K includes, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A. Controls and Procedures for a more complete understanding of the matters covered by such certifications.

As permitted by SEC guidance for newly acquired businesses, the scope of management’s assessment of the Company’s internal controls over financial reporting as of February 29, 2020 has excluded the acquired business of VSHC. We completed the acquisition of the assets and certain liabilities of VSHC on January 31, 2020, and the excluded business represents $18,283 of total assets and total revenue of $2,313 included in the consolidated financial statements as of and for the year ended February 29, 2020.

The effectiveness of the Company’s internal control over financial reporting as of February 29, 2020 has been audited by Grant Thornton LLP, an independent registered public accounting firm who also audited the Company’s Consolidated Financial Statements. Grant Thornton LLP’s report on the effectiveness of the Company’s internal control over financial reporting is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

VOXX International Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of VOXX International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of February 29, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 29, 2020 and our report dated June 15, 2020 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Vehicle Safety Holding Corp. (“VSHC”), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 4.1 and 0.6 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended February 29, 2020. As indicated in Management’s Report, VSHC was acquired during 2020. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of VSHC.

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

/s/ GRANT THORNTON LLP

Melville, New York

June 15, 2020

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the most recently completed fiscal fourth quarter ended February 29, 2020 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

Not Applicable

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accountant Fees and Services) of Form 10-K, will be included in our Proxy Statement for the Annual Meeting of Stockholders, which will be filed on or before June 29, 2020, and such information is incorporated herein by reference.

PART IV

Item 15-Exhibits and Financial Statement Schedules

(1 and 2)     Financial Statements and Financial Statement Schedules.  See Index to Consolidated Financial Statements attached hereto.

(3)       Exhibits.  A list of exhibits is included subsequent to Schedule II on page S-1.

VOXX INTERNATIONAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

VOXX International Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of VOXX International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of February 29, 2020 and February 28, 2019, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended February 29, 2020 and the related notes and schedule listed in the index appearing under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2020 and February 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 29, 2020, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 15, 2020 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2003.

Melville, New York

June 15, 2020

VOXX International Corporation and Subsidiaries

Consolidated Balance Sheets

February 29, 2020 and February 28, 2019

(In thousands, except share data)

	February 29, 2020	February 28, 2019
Assets
Current assets:
Cash and cash equivalents	$37,425	$58,236
Accounts receivable, net	69,714	73,391
Inventory, net	99,110	102,379
Receivables from vendors	230	1,009
Prepaid expenses and other current assets	10,885	10,449
Income tax receivable	456	921
Total current assets	217,820	246,385
Investment securities	2,282	2,858
Equity investments	21,924	21,885
Property, plant and equipment, net	51,424	60,493
Operating lease, right of use asset	3,143	—
Goodwill	55,000	54,785
Intangible assets, net	88,288	119,449
Deferred income tax assets	52	79
Other assets	1,638	2,877
Total assets	$441,571	$508,811
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,096	$31,143
Accrued expenses and other current liabilities	34,046	39,129
Income taxes payable	1,523	1,349
Accrued sales incentives	12,250	13,574
Current portion of long-term debt	1,107	10,021
Total current liabilities	71,022	95,216
Long-term debt, net of debt issuance costs	6,099	5,776
Finance lease liabilities, less current portion	720	516
Operating lease liabilities, less current portion	2,391	—
Deferred compensation	2,282	2,605
Deferred income tax liabilities	3,828	5,284
Other tax liabilities	1,225	1,332
Other long-term liabilities	3,294	2,981
Total liabilities	90,861	113,710
Commitments and contingencies (Note 15)
Redeemable equity (Note 1(u))	2,481	-
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (Note 9)	—	—
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 24,306,194 and 24,106,194 shares issued and 21,556,976 and 21,938,100 shares outstanding at February 29, 2020 and February 28, 2019, respectively	244	242
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	299,228	296,946
Retained earnings	122,139	148,582
Accumulated other comprehensive loss	(19,055)	(16,944)
Less: Treasury stock, at cost, 2,749,218 and 2,168,094 shares of Class A Common Stock at February 29, 2020 and February 28, 2019, respectively	(23,918)	(21,176)
Less: Redeemable equity	(2,481)	—
Total VOXX International Corporation stockholders' equity	376,179	407,672
Non-controlling interest	(27,950)	(12,571)

Total stockholders' equity	348,229	395,101
Total liabilities and stockholders' equity	$441,571	$508,811

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income

Years Ended February 29, 2020, February 28, 2019 and February 28, 2018

(In thousands, except share and per share data)

	Year Ended	Year Ended	Year Ended
	February 29, 2020	February 28, 2019	February 28, 2018
Net sales	$394,889	$446,816	$507,092
Cost of sales	285,113	325,399	374,795
Gross profit	109,776	121,417	132,297

Operating expenses:
Selling	38,471	40,915	45,999
General and administrative	68,928	66,935	78,957
Engineering and technical support	21,602	24,387	26,440
Intangible asset impairment charges (Note 1(k))	30,230	25,789	—
Restructuring expense	—	4,588	—
Total operating expenses	159,231	162,614	151,396
Operating loss	(49,455)	(41,197)	(19,099)
Other (expense) income:
Interest and bank charges	(3,569)	(4,449)	(6,009)
Equity in income of equity investee	5,174	6,618	7,178
Gain on sale of real property (Note 11)	4,057	—	—
Impairment of Venezuela investment properties (Note 1(p))	—	(3,473)	—
Impairment of notes receivable (Note 1(f))	—	(16,509)	—
Investment gain (loss) (Note 1(f))	775	(530)	1,416
Other, net	2,078	577	(7,590)
Total other income (expense), net	8,515	(17,766)	(5,005)

Loss from continuing operations before income taxes	(40,940)	(58,963)	(24,104)
Income tax expense (benefit) from continuing operations	882	(6,131)	(17,445)
Net loss from continuing operations	$(41,822)	$(52,832)	$(6,659)
Net income from discontinued operations, net of tax (Note 2)	—	—	34,618
Net (loss) income	$(41,822)	$(52,832)	$27,959
Less: net loss attributable to non-controlling interest	(15,379)	(6,741)	(7,345)
Net (loss) income attributable to VOXX International Corporation	$(26,443)	$(46,091)	$35,304

Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,517)	(3,195)	28,804
Derivatives designated for hedging, net of tax	(505)	461	(698)
Pension plan adjustments, net of tax	(89)	(12)	1,496
Unrealized holding gain on available-for-sale investment securities arising during the period, net of tax	-	24	74
Other comprehensive (loss) income, net of tax	(2,111)	(2,722)	29,676
Comprehensive (loss) income attributable to VOXX International Corporation	$(28,554)	$(48,813)	$64,980

(Loss) earnings per share - basic:
Continuing operations attributable to VOXX International Corporation	$(1.08)	$(1.89)	$0.03
Discontinued operations attributable to VOXX International Corporation	$—	$—	$1.43
Attributable to VOXX International Corporation	$(1.08)	$(1.89)	$1.45
(Loss) earnings per share - diluted:
Continuing operations attributable to VOXX International Corporation	$(1.08)	$(1.89)	$0.03
Discontinued operations attributable to VOXX International Corporation	$—	$—	$1.41
Attributable to VOXX International Corporation	$(1.08)	$(1.89)	$1.44
Weighted-average common shares outstanding (basic)	24,394,663	24,355,791	24,290,563
Weighted-average common shares outstanding (diluted)	24,394,663	24,355,791	24,547,246
See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years Ended February 29, 2020, February 28, 2019 and February 28, 2018

(In thousands, except share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests	Treasury Stock	Redeemable Equity	Total Stock- holders' Equity
Balances at February 28, 2017	$278	$295,432	$159,369	$(43,898)	$1,310	$(21,176)	$—	$391,315
Net income (loss)	—	—	35,304	—	(7,345)	—	—	27,959
Other comprehensive income, net of tax	—	—	—	29,676	—	—	—	29,676
Exercise of stock options into 38,750 shares of common stock	—	300	—	—	—	—	—	300
Stock-based compensation expense	—	663	—	—	205	—	—	868
Balances at February 28, 2018	278	296,395	194,673	(14,222)	(5,830)	(21,176)	-	450,118
Net loss	—	—	(46,091)	—	(6,741)	—	—	(52,832)
Other comprehensive loss, net of tax	—	—	—	(2,722)	—	—	—	(2,722)
Adjustment to common stock	(14)	—	—	—	—	—	—	(14)
Stock-based compensation expense	—	551	—	—	—	—	—	551
Balances at February 28, 2019	264	296,946	148,582	(16,944)	(12,571)	(21,176)	-	395,101
Net loss	—	—	(26,443)	—	(15,379)	—	—	(41,822)
Other comprehensive loss, net of tax	—	—	—	(2,111)	—	—	—	(2,111)
Reclassification of stockholders' equity to redeemable equity (Note 1(u))	—	—	—	—	—	—	(745)	(745)
Repurchase of 581,124 shares of common stock	—	—	—	—	—	(2,742)	—	(2,742)
Stock-based compensation expense	2	2,282	—	—	—	—	(1,736)	548
Balances at February 29, 2020	$266	$299,228	$122,139	$(19,055)	$(27,950)	$(23,918)	$(2,481)	$348,229

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended February 29, 2020, February 28, 2019 and February 28, 2018

(Amounts in thousands)

	Year Ended	Year Ended	Year Ended
	February 29, 2020	February 28, 2019	February 28, 2018
Cash flows from operating activities:
Net loss from continuing operations	$(41,822)	$(52,832)	$(6,659)
Net income from discontinued operations	—	—	34,618
Adjustments to reconcile net loss to net (used in) cash provided by operating activities:
Depreciation and amortization	13,278	12,344	15,112
Amortization of deferred financing costs	822	822	822
Intangible asset impairment charges	30,230	25,789	—
Bad debt expense	720	507	929
Impairment of notes receivable	—	16,509	—
(Gain) Loss on forward contracts	(491)	7	6,975
Equity in income of equity investee	(5,174)	(6,618)	(7,178)
Distribution of income from equity investees	5,136	6,594	7,247
Deferred income tax benefit, net	(1,337)	(7,110)	(15,350)
(Loss) gain on disposal of property, plant and equipment	(3,791)	106	(11)
Non-cash compensation adjustment	(320)	(896)	204
Non-cash stock-based compensation expense	2,282	551	552
(Gain) loss on investment	(775)	530	(1,416)
Gain on sale of Hirschmann	—	—	(36,118)
Impairment of Venezuela investment properties	—	3,473	—
Changes in operating assets and liabilities (net of assets and liabilities) acquired):
Accounts receivable	5,692	5,600	1,501
Inventory	9,571	13,912	7,150
Receivables from vendors	777	(521)	474
Prepaid expenses and other	423	4,917	(11,830)
Investment securities-equity	576	762	474
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	(17,378)	480	(22,139)
Income taxes receivable/payable	572	(2,364)	(896)
Net cash (used in) provided by operating activities	(1,009)	22,562	(25,539)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,914)	(4,761)	(6,238)
Proceeds from sale of property, plant and equipment	11,930	78	14
Proceeds from sale of long-term investment	775	—	2,678
Issuance of notes receivable	—	(6,354)	(3,300)
Purchase of acquired businesses, less cash acquired (Note 2)	(16,500)	—	(1,814)
Proceeds from sale of Hirschmann, net of settlement of forward contracts	—	—	170,020
Net cash (used in) provided by investing activities	(6,709)	(11,037)	161,360
Cash flows from financing activities:
Borrowings from bank obligations	—	1,958	37,603
Repayments on bank obligations	(9,205)	(2,480)	(129,585)
Principal payments on finance lease obligations	(646)	(402)	(565)
Purchase of treasury stock	(2,742)	—	—
Proceeds from exercise of stock options and warrants	—	-	300
Net cash used in financing activities	(12,593)	(924)	(92,247)
Effect of exchange rate changes on cash	(500)	(4,105)	366
Net (decrease) increase in cash and cash equivalents	(20,811)	6,496	43,940
Cash and cash equivalents at beginning of year	58,236	51,740	7,800
Cash and cash equivalents at end of year	$37,425	$58,236	$51,740
Supplemental Cash Flow Information:
Non-cash investing activities:
Capital expenditures funded by long-term obligations	$-	$360	$—
Issuance of redeemable equity	1,736	-	-
Reclassification of stockholders' equity to redeemable equity	745	-	-
Acquisition of patents	—	2,600	—
Investment in equity security exchanged for note receivable	—	—	4,453
Acquisition of long-term investment	—	—	547
Cash paid during the period for:
Interest, excluding bank charges	$1,034	$1,728	$3,752
Income taxes (net of refunds)	1,551	3,212	2,908

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries

Notes to Consolidated Financial Statements

February 28, 2019

(Amounts in thousands, except share and per share data)

1)	Description of Business and Summary of Significant Accounting Policies
a)	Description of Business

VOXX International Corporation ("Voxx," "We," "Our," "Us" or "the Company") is a leading international manufacturer and distributor in the Automotive Electronics, Consumer Electronics, and Biometrics industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through seventeen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., VOXX German Holdings GmbH ("Voxx Germany"), Audiovox Canada Limited, Voxx Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc.,  Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Klipsch Holding LLC ("Klipsch"), Omega Research and Development, LLC ("Omega"), Voxx Automotive Corp., Audiovox Websales LLC, and VSM-Rostra LLC, as well as one majority-owned subsidiary, EyeLock LLC ("EyeLock"). We market our products under the Audiovox® brand name, other brand names and licensed brands, such as 808®, Acoustic Research®, Advent®, Car Link®, Chapman®, Code-Alarm®, Discwasher®, Energy®, Heco®, Invision®, Jamo®, Klipsch®, Mac Audio™, Magnat®, Mirage®, myris®, Oehlbach®, Omega®, Prestige®, Project Nursery®, RCA®, RCA Accessories®, Rosen®, Rostra®, Schwaiger®, Terk® and Voxx Automotive, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products.

On August 31, 2017, the Company completed its sale of Hirschmann Car Communication GmbH and its subsidiaries. See Note 2 for more details of this transaction.

The Company's fiscal year ends on the last day of February.

b)	Principles of Consolidation, Reclassifications and Accounting Principles

The consolidated financial statements and accompanying notes include the financial statements of VOXX International Corporation and its wholly and majority-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270, and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Earnings per share amounts for continuing and discontinued operations are computed independently. As a result, the sum of the per share amounts may not equal the total. Effective March 1, 2019, the Company revised its reporting segments to better reflect the way the Company now manages its business. Prior year segment amounts have been reclassified to conform to the current presentation (see Note 13).

c)	Use of Estimates

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

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds with original maturities of three months or less when purchased.  Cash and cash equivalents amounted to $37,425 and $58,236 at February 29, 2020 and February 28, 2019, respectively. The Company places its cash and cash equivalents in institutions and funds of high credit quality. Many of its balances are in excess of government insurance. We perform periodic evaluations of these institutions and funds. Cash amounts held in foreign bank accounts amounted to $3,396 and $325 at February 29, 2020 and February 28, 2019, respectively, none of which would be subject to United States federal income taxes if made available for use in the United States. The Tax Cuts and Jobs Act provides a 100% participation exemption on dividends received from foreign corporations after January 1, 2018 as the United States has moved away from a worldwide tax system and closer to a territorial system for earnings of foreign corporations.

e)	Fair Value Measurements and Derivatives

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

At February 29, 2020 and February 28, 2019, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

The following table presents assets and liabilities measured at fair value on a recurring basis at February 29, 2020:

		Fair Value Measurements at Reporting Date Using
	Carrying Value	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$37,425	$37,425	$—
Derivatives
Designated for hedging	$(476)	$—	$(476)

Investment securities:
Mutual funds	$2,282	$2,282	$—
Total investment securities	$2,282	$2,282	$—

The following table presents assets and liabilities measured at fair value on a recurring basis at February 28, 2019:

		Fair Value Measurements at Reporting Date Using
	Carrying Value	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$58,236	$58,236	$—
Derivatives
Designated for hedging	$88	$—	$88
Investment securities:
Mutual funds	$2,858	$2,858	$—
Total investment securities	$2,858	$2,858	$—

The carrying value of the Company's accounts receivable, short-term debt, accounts payable, accrued expenses, bank obligations and long-term debt approximates fair value because of either (i) the short-term nature of the financial instrument; (ii) the interest rate on the financial instrument being reset every quarter to reflect current market rates, or (iii) the stated or implicit interest rate approximates the current market rates or are not materially different than market rates.

Non-financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired. As of February 29, 2020, certain non-financial assets were measured at fair value subsequent to their initial recognition. See Note 1(k) for the discussion of the impairment of certain intangible assets.

Derivative Instruments

The Company's derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases. The Company also has an interest rate swap agreement as of February 29, 2020 that hedges interest rate exposure related to the forecasted outstanding balance of its Florida Mortgage with monthly payments due through March 2026. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). Open foreign currency contracts are classified in the balance sheet according to their terms. There are currently no open forward foreign currency contracts at February 29, 2020.   Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of our interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments. The interest rate swap is classified in the balance sheet as either a non-current asset or non-current liability based on the fair value of the instrument at the end of the period. The swap agreement related to the Company's Florida Mortgage locks the interest rate on the debt at 3.48% (inclusive of credit spread) through the maturity date of the mortgage.

Financial Statement Classification

The Company holds derivative instruments that are designated as hedging instruments. The following table discloses the fair value as of February 29, 2020 and February 28, 2019 for derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	February 29, 2020	February 28, 2019
Designated derivative instruments
Foreign currency contracts	Prepaid expenses and other current assets	$—	$172
Interest rate swap	Other long-term liabilities	(476)	(84)

Total derivatives		$(476)	$88

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

During Fiscal 2020, the Company did not enter into any new forward foreign currency contracts. All forward foreign currency contracts entered into during Fiscal 2019 have been settled as of February 29, 2020 and were designated as cash flow hedges. The current outstanding notional value of the Company's interest rate swap at February 29, 2020 was $7,614. For cash flow hedges, the effective portion of the gain or loss is reported as a component of Other comprehensive (loss) income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The net gain recognized in Other comprehensive (loss) income for foreign currency contracts is expected to be recognized in cost of sales within the next three months, as the last open contracts were settled on February 29, 2020.  No amounts were excluded from the assessment of hedge effectiveness during the respective periods.  During the years ended February 29, 2020 and February 28, 2019, no contracts originally designated for hedge accounting were de-designated. The gain or loss on the Company’s interest rate swap is recorded in Other comprehensive (loss) income and subsequently reclassified into Interest and bank charges in the period in which the hedged transaction affects earnings. As of February 29, 2020, no contracts originally designated for hedge accounting were terminated. See Note 1(v) for information regarding activity related to cash flow hedges pertaining to discontinued operations.

Activity related to cash flow hedges from continuing operations recorded during the twelve months ended February 29, 2020 and February 28, 2019 was as follows:

	February 29, 2020			February 28, 2019
	Gain (Loss) Recognized in Other Comprehensive Income	Gain (Loss) Reclassified into Cost of Sales	Gain (Loss) for Ineffectiveness in Other Income	Gain (Loss) Recognized in Other Comprehensive Income	Loss Reclassified into Cost of Sales	Gain for Ineffectiveness in Other Income (a)
Cash flow hedges
Foreign currency contracts	$331	$428	$—	$708	$(13)	$46
Interest rate swaps	$(392)	$—	$—	$(49)	$—	$—

(a)	Amount represents the ineffectiveness recorded in the prior fiscal year. Prior to the adoption of ASU 2017-12, hedge ineffectiveness (as defined under ASC 815) was recorded in Other income (loss).
f)	Investment Securities

As of February 29, 2020 and February 28, 2019, the Company had the following investments:

February 29, 2020
Carrying Value
Investment Securities
Marketable Equity Securities
Mutual funds	$2,282
Total Marketable Equity Securities	2,282
Total Investment Securities	$2,282

February 28, 2019
Carrying Value
Investment Securities
Marketable Equity Securities
Mutual funds	$2,858
Total Marketable Equity Securities	2,858
Total Investment Securities	$2,858

Long-Term Investments

Equity Securities

Marketable equity securities are measured and recorded at fair value with changes in fair value recorded in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Mutual Funds

The Company’s mutual funds are held in connection with its deferred compensation plan. Changes in the carrying value of these securities are offset by changes in the corresponding deferred compensation liability.

Changes in fair value of equity securities are recorded within the Consolidated Statements of Operations and Comprehensive (Loss) Income. Prior to the adoption of ASU 2016-01 in Fiscal 2019, in determining whether equity securities were other than temporarily impaired, the Company considered its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost, along with factors including the length of time each security had been in an unrealized loss position, the extent of the decline and the near-term prospect for recovery. Additionally, on a quarterly basis, the Company was required to make a qualitative assessment of whether the investment was impaired. No other-than-temporary losses were incurred for the year ended February 28, 2018.

Investments Held at Cost, Less Impairment

During Fiscal 2018, RxNetworks, a Canadian company in which Voxx held a cost method investment consisting of shares of the investee's preferred stock, was sold to a third party. In consideration for its holdings in RxNetworks, Voxx received cash, as well as a proportionate share of the value (consisting of common stock) in a newly formed subsidiary of RxNetworks, called Fathom Systems Inc. ("Fathom"), a start-up company.  As a result of this transaction, Voxx recognized a gain of $1,416 for the year ended February 28, 2018. The cash proceeds were subject to a hold-back provision, which was not included in the calculation of the gain recognized in Fiscal 2018. During the fourth quarter of Fiscal 2019, Fathom repurchased all of the outstanding common stock of its shareholders for a price per share significantly below the value when issued.  This resulted in a loss on Voxx's investment in Fathom of $530 for the year ended February 28, 2019. Voxx had no remaining investment or ownership in Fathom Systems Inc. subsequent to February 28, 2019. In August 2019, the Company received the proceeds that were held back in the Fiscal 2018 transaction to sell the RxNetworks investment, as the hold-back provision expired and the cash proceeds were released to Voxx. The Company recorded an investment gain of $775 for the year ended February 29, 2020 for these proceeds received.

The Company held various notes receivable from 360fly, Inc. ("360fly"), designers and creators of 360° cameras and technology, aggregating $17,242 principal amount at February 28, 2019. Of the $17,242 notes receivable, $14,107 were convertible into preferred stock of 360fly, Inc. These notes receivable were senior secured notes and were collateralized by the intangible and tangible assets of 360fly, Inc. The notes bore interest at 8% per annum and were due on January 19, 2019.

As all of the notes receivable were due from the same debtor, all the notes were deemed to have the same credit quality.  The notes receivable were on a non-accrual status during the years ended February 28, 2019 and February 28, 2018, as payment of interest was not reasonably assured.  The credit quality of the notes receivable was previously deemed to not present a significant risk of loss or default of the principal payments based upon on-going business developments.  During the fourth quarter of Fiscal 2019, the credit quality of the debtor deteriorated.

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

Based on the above events and conditions present at February 28, 2019, the Company determined that the notes receivable were uncollectible. As a result, the Company recorded an impairment charge for the year ended February 28, 2019 of $16,509 (net of reserves) as it was probable that the Company would not be, and was not, paid in accordance with the contractual terms of the notes, as all amounts were due on January 19, 2019. As the notes were collateral dependent notes, the estimated fair value of the collateral was compared to the carrying value of the notes. The fair value of the collateral, less cost to sell, was deemed to be zero at February 28, 2019, after consideration of the absence of potential bidders in the auction process, costs to sell the collateral at a future date, prospects for future revenue streams related to the collateral barring additional development expenditures, and the speculative nature of proceeds from a future sale.

On March 5, 2019, the Company, as Collateral Agent, was the only bidder at the auction with a credit bid of $1,000 and was awarded the collateral. In late March 2019, the Company and the other secured lenders determined they would not attempt to continue the development of 360fly with the intangible assets acquired at auction.

g)	Revenue Recognition

On March 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, and all the related amendments (“ASC Topic 606”), using the modified retrospective method. In addition, we elected to apply certain of the permitted practical expedients within the revenue recognition guidance and make certain accounting policy elections, including those related to significant financing components, sales taxes and shipping and handling activities. Most of the changes resulting from the adoption of ASC Topic 606 on March 1, 2018 were changes in presentation within the Consolidated Balance Sheet, and we made no adjustment to opening Retained Earnings. The adoption of ASC Topic 606 has not been material to our net income; however, adoption did increase the level of disclosures concerning our net sales. Results for reporting periods beginning March 1, 2018 are presented under the new guidance, while prior period amounts continue to be reported in accordance with previous guidance without revision.

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

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of automotive electronic, consumer electronic, and biometric products. Our consumer electronic products primarily consist of finished goods sold to retail and commercial customers, consisting of premium audio and other consumer electronic products. Our automotive products are sold both to OEM and aftermarket customers. Our biometric products are primarily sold to retail and commercial customers. We recognize revenue for sales to our customers when transfer of control of the related good or service has occurred. All of our revenue was recognized under the point in time approach for the years ended February 29, 2020 and February 28, 2019. Contract terms with certain of our OEM customers could result in products and services being transferred over time as a result of the customized nature of some of our products, together with contractual provisions in the customer contracts that provide us with an enforceable right to payment for performance completed to date; however, under typical terms, we do not have the right to consideration until the time of shipment from our manufacturing facilities or distribution centers, or until the time of delivery to our customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to our right to consideration at the time of shipment or delivery.

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

While unit prices are generally fixed, we provide variable consideration for certain of our customers, typically in the form of promotional incentives at the time of sale. Depending on the different facts and circumstances, we utilize either the most likely amount or the expected value methods to estimate the effect of uncertainty on the amount of variable consideration to which we would be entitled. The most likely amount method considers the single most likely amount from a range of possible consideration amounts, while the expected value method is the sum of the probability-weighted amounts in a range of possible consideration amounts. Both methods are based upon the contractual terms of the incentives and historical experience with each customer. We record estimates for cash discounts, promotional rebates, and other promotional allowances in the period the related revenue is recognized (“Customer Credits”). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are presented within Accrued sales incentives on the Consolidated Balance Sheet. Actual Customer Credits have not differed materially from estimated amounts for each period presented. Amounts billed to customers for shipping and handling are included in net sales and costs associated with shipping and handling are included in cost of sales. We have concluded that our estimates of variable consideration are not constrained according to the definition within the standard. Additionally, the Company applies the practical expedient in ASC paragraph 606-10-25-18B and accounts for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment activity, rather than a separate performance obligation.

With the adoption of ASC Topic 606, we reclassified certain amounts related to variable consideration. Under ASC Topic 606, we are required to present a refund liability and a return asset within the Consolidated Balance Sheet, whereas in periods prior to adoption, we presented the estimated margin impact of expected returns as a contra-asset within accounts receivable. The changes in the refund liability are reported in net sales, and the changes in the return asset are reported in cost of sales in the Consolidated Statements of Operations and Comprehensive (Loss) Income. See Note 14 for return asset and refund liability balances as of February 29, 2020 and February 28, 2019.

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

Accounts receivable is comprised of the following:

	February 29, 2020	February 28, 2019
Trade accounts receivable	$72,419	$77,064
Less:
Allowance for doubtful accounts	1,954	2,548
Allowance for cash discounts	751	1,125
	$69,714	$73,391

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers' current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within management's expectations and the provisions established, the Company cannot guarantee it will continue to experience the same credit loss rates that have been experienced in the past. The Company writes off accounts receivable balances when collection efforts have been exhausted and deemed uncollectible. Our five largest customer balances comprise 24% of our accounts receivable balance as of February 29, 2020. A significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of accounts receivable and our results of operations.

The Company has four supply chain financing agreements and factoring agreements with certain financial institutions to accelerate receivable collection and better manage cash flow. Under the agreements, the Company has agreed to sell these institutions certain of its accounts receivable balances. For those accounts receivables tendered to the banks and that the banks choose to purchase, the banks have agreed to advance an amount equal to the net accounts receivable balances due, less a discount or fee as set forth in the respective agreements. The balances under these agreements are sold without recourse and are accounted for as sales of accounts receivable. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company's Consolidated Statements of Cash Flows. Total balances from continuing operations sold under the agreements, net of discounts, for the years ended February 29, 2020, February 28, 2019, and February 28, 2018 were approximately $79,000, $105,000 and $142,000, respectively. Fees incurred in connection with the agreements totaled approximately $400, $900 and $1,000 for the years ended February 29, 2020, February 28, 2019 and February 28, 2018, respectively, and are recorded within Interest and bank charges in the Consolidated Statements of Operations and Comprehensive (Loss) Income. During the second quarter of Fiscal 2020, the Company suspended two of its supply chain finance arrangements, representing its domestic agreements, as the Company had sufficient cash on hand for operations, as well as due to rising fees charged on factored balances. During the fourth quarter, the Company resumed its factoring activities under one of these agreements in response to general economic concerns related to the COVID-19 pandemic. The Company has the option to suspend and resume its activity under the existing arrangements at any time.

i)	Inventory

The Company values its inventory at the lower of cost or net realizable value ("NRV"). NRV is defined as estimated selling prices less costs of completion, disposal, and transportation. The cost of the inventory is determined primarily on an average basis with a portion valued at standard cost, which approximates actual costs on the first-in, first-out basis. The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily on selling prices, indications from customers based upon current price negotiations and purchase orders.  The Company's industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand. In addition, and as necessary, specific reserves for future known or anticipated events may be established.  The Company recorded inventory write-downs from continuing operations of $3,050, $4,580 and $2,733 for the years ended February 29, 2020, February 28, 2019 and February 28, 2018, respectively.

Inventories by major category are as follows:

	February 29, 2020	February 28, 2019
Raw materials	$29,115	$27,518
Work in process	2,366	2,622
Finished goods	67,629	72,239
Inventory, net	$99,110	$102,379

j)	Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Property under a finance lease is stated at the present value of minimum lease payments. Major improvements and replacements that extend service lives of the assets are capitalized. Minor replacements, and routine maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheets.

A summary of property, plant and equipment, net, is as follows:

	February 29, 2020	February 28, 2019
Land	$6,978	$10,110
Buildings	43,801	49,301
Property under finance lease	2,503	1,907
Furniture and fixtures	4,152	3,878
Machinery and equipment	8,245	8,618
Construction-in-progress	483	155
Computer hardware and software	38,808	37,591
Automobiles	735	808
Leasehold improvements	1,858	2,682
	107,563	115,050
Less accumulated depreciation and amortization	56,139	54,557
	$51,424	$60,493

Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	20	-	40 years
Furniture and fixtures	5	-	15 years
Machinery and equipment	5	-	15 years
Computer hardware and software	3	-	5 years
Automobiles			3 years

Leasehold improvements are depreciated over the shorter of the lease term or estimated useful life of the asset. Assets acquired under finance leases are amortized over the term of the respective lease. Accumulated amortization of assets under finance lease totaled $1,209 and $979 at February 29, 2020 and February 28, 2019, respectively.

Depreciation and amortization of property, plant and equipment from continuing operations amounted to $5,343, $5,360 and $5,658 for the years ended February 29, 2020, February 28, 2019 and February 28, 2018, respectively. Included in depreciation and amortization expense is amortization of computer software costs of $1,474, $1,537 and $1,611 for the years ended February 29, 2020, February 28, 2019 and February 28, 2018, respectively. Also included in depreciation and amortization expense is $684, $491 and $372 of amortization expense related to property under finance leases for the years ended February 29, 2020, February 28, 2019 and February 28, 2018, respectively.

See Note 11 for discussion of the sale of the Company’s real property in Pulheim Germany during the year ended February 29, 2020 and the gain recognized of $4,057. See Note 1(p) for discussion of long-lived asset impairment charges recorded for the year ended February 28, 2019 related to real estate properties held by the Company's Venezuela subsidiary.

k)	Goodwill and Intangible Assets

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

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets acquired. We use various valuation techniques to determine the fair value of the assets acquired, with the primary techniques being the discounted future cash flow method, relief from royalty, and the multi-period excess earnings methods, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Inputs to these valuation approaches that require significant judgment include: (i) forecasted sales, growth rates and customer attrition rates, (ii) forecasted operating margins, (iii) royalty rates and discount rates used to present value future cash flows, (iv) the amount of synergies expected from the acquisition, (v) the economic useful life of assets and, (vi) the evaluation of historical tax positions.  In certain instances, historical data is limited so we base our estimates and assumptions on budgets, business plans, economic projections, anticipated future cash flows and marketplace data.

The guidance in ASC 350, including management’s business intent for its use; ongoing market demand for products relevant to the category and their ability to generate future cash flows; legal, regulatory or contractual provisions on its use or subsequent renewal, as applicable; and the cost to maintain or renew the rights to the assets, are considered in determining the useful life of all intangible assets.  If the Company determines that there are no legal, regulatory, contractual, competitive, economic or other factors which limit the useful life of the asset, an indefinite life will be assigned and evaluated for impairment as indicated below.  Goodwill and other intangible assets that have an indefinite useful life are not amortized.  Intangible assets that have a definite useful life are amortized on either an accelerated or a straight-line basis over their estimated useful life.

ASC 350 requires that goodwill and intangible assets with indefinite useful lives be tested for impairment at least annually or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying value.  Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives and reviewed for impairment if indicators of impairment exist. To determine the fair value of goodwill and intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. Management has the ability to influence the outcome and ultimate results based on the assumptions and estimates chosen. If a significant change in these assumptions and/or estimates occurs, the Company could experience impairment charges, in addition to those noted below, in future periods.

Goodwill is tested using a two-step process. The first step is to identify a potential impairment, and the second step measures the value of the impairment loss, if any. Goodwill is considered impaired if the carrying value of the reporting unit's goodwill exceeds its estimated fair value. For intangible assets with indefinite lives, primarily trademarks, the Company compared the fair value of each intangible asset with its carrying value. Intangible assets with indefinite lives are considered impaired if the carrying value exceeds the estimated fair value.

Voxx's reporting units that carry goodwill are Invision, Rosen, VSHC, and Klipsch. The Company has three operating segments based upon its products and internal organizational structure (see Note 13). These operating segments are the Automotive Electronics, Consumer Electronics, and Biometrics segments. The Invision, Rosen, and VSHC reporting units are located within the Automotive Electronics segment and the Klipsch reporting unit is located within the Consumer Electronics segment.

The Company performed its annual impairment test for goodwill as of February 29, 2020. The discount rates (developed using a weighted average cost of capital analysis) used in the goodwill test ranged from 13.2% to 13.3%. Based on the Company's goodwill impairment assessment, all reporting units with goodwill had estimated fair values as of February 29, 2020 that exceeded their carrying values. No goodwill impairment charges were recorded during the years ended February 29, 2020, February 28, 2019 and February 28, 2018. The goodwill balances of Invision, Klipsch, Rosen, and VSHC at February 29, 2020 are $7,372, $46,533, $880, and $215, respectively.

The Company also tested its indefinite-lived intangible assets as of February 29, 2020 as part of its annual impairment testing. To perform these impairment analyses, the respective fair values were estimated using a relief-from-royalty method, applying royalty rates of 1.0% to 7.0% for the trademarks after reviewing comparable market rates, the profitability of the products associated with relative intangible assets, and other qualitative factors. We determined that risk-adjusted discount rates ranging from 13.2% to 25.0% were appropriately developed using a weighted average cost of capital analysis. The long-term growth rates ranged from 0% to 3.0%. As a result of this analysis, it was determined that there was impairment of several of the Company’s indefinite-lived intangible assets at February 29, 2020. Specifically, the Company determined that several of its indefinite-lived trademarks in the Consumer Electronics segment were impaired. The impairments were the result of the Company being unable to secure product placement into customer stores, anticipated shortfalls in sales due to economic uncertainty as a result of the COVID-19 pandemic, reduced demand from a large traditional brick-and-mortar customer, along with continued declines in the German economy. As a result, several indefinite-lived tradenames in the Consumer Electronics segment were impaired resulting in impairment charges of $2,828 recorded for the year ended February 29, 2020. Related long-lived assets were tested for recoverability and determined to be recoverable and therefore no additional impairments related to long-lived assets were recorded in the Consumer Electronics segment. Additionally, in the Biometrics segment, the Company determined that its indefinite-lived trademark was impaired.  The impairment of the trademark was the result of lack of customer acceptance of the related technology, lower than anticipated results, adjusted expectations for demand and anticipated delays of product deployment with target customers due to economic uncertainty given the COVID-19 pandemic. Related long-lived assets in the Biometrics segment were tested for recoverability and determined not to be recoverable. The fair value of the long-lived assets that were not recoverable were estimated, and when compared to their carrying value, were determined to also be impaired. As a result, total impairments in the Biometric segment of $27,402 for indefinite-lived and definite-lived intangible assets were recorded for the year ended February 29, 2020.

The combined impairment charges for both the Consumer Electronics segment and the Biometrics segment aggregated $30,230 for the year ended February 29, 2020.

During the second quarter of Fiscal 2019, the Company re-evaluated its projections for several brands in its former Consumer Accessory and Automotive segments based on lower than anticipated results. Specifically, during the second quarter of Fiscal 2019, the lower than anticipated results were due to reduced product load-ins, increased competition for certain product lines, a streamlining of SKU’s, and a change in market strategy for one of its brands.  Accordingly, these were considered indicators of impairment requiring the Company to test the related indefinite-lived trademarks for impairment as of August 31, 2018.  As a result of this analysis, it was determined that several of the Company’s former Consumer Accessory trademarks and one Automotive trademark were impaired. During the fourth quarter, the Company further streamlined its SKU’s in conjunction with its corporate realignment and transformation initiatives, and adjusted expectations for select customer demand, and the anticipated results from alternative sales channels for one of its brands.  As a result of this analysis, it was determined that two of the Company’s Consumer Accessory trademarks were impaired. As a result of the second and fourth quarter tests, the Company recorded total impairment charges of $25,629 and $160 during the year ended February 28, 2019 for the former Consumer Accessory and Automotive segments, respectively. No impairment charges were recorded related to indefinite-lived intangible assets for the year ended February 28, 2018

As a result of the Fiscal 2020 and 2019 indefinite-lived intangible asset impairments, the Company evaluated the related long-lived assets at the lowest level for which there are separately identifiable cash flows. For Fiscal 2020, impairments of $19,667 related to long-lived assets associated with the Biometrics segment were recorded. For Fiscal 2019, no additional impairments of the related long-lived assets were recorded as a result of these analyses. Additionally, no impairment charges were recorded related to definite-lived intangible assets for the year ended February 28, 2018. Management determined that the current lives of its long-lived assets are appropriate.

Approximately 39% ($25,279) of the carrying value of the Company's indefinite lived trademarks are at risk of impairment and sensitive to changes and assumptions as of February 29, 2020. There can be no assurance that our estimates and assumptions made for purposes of impairment testing as of February 29, 2020 will prove to be accurate predictions of the future. Reduced demand for our existing product offerings, reductions of product placement at our customers, less than anticipated results, lack of acceptance of our new products, elimination of additional SKU's, the inability to successfully develop our brands, or unfavorable changes in assumptions used in the discounted cash flow model such as discount rates, royalty rates or projected long-term growth rates could result in additional impairment charges in the future.

Goodwill

The change in the carrying value of goodwill is as follows:

	February 29, 2020	February 28, 2019	February 28, 2018
Beginning of period	$54,785	$54,785	$53,905
Goodwill acquired (see Note 2)	215	—	880
End of period	$55,000	$54,785	$54,785

Gross carrying value	$87,163	$86,948	$86,948
Accumulated impairment charges	(32,163)	(32,163)	(32,163)
Net carrying value	$55,000	$54,785	$54,785

	February 29, 2020	February 28, 2019	February 28, 2018
Automotive Electronics
Beginning of period	$8,252	$8,252	$7,372
Goodwill acquired (see Note 2)	215	—	880
End of period	$8,467	$8,252	$8,252

Gross carrying value	$8,467	$8,252	$8,252
Accumulated impairment charge	—	—	—
Net carrying value	$8,467	$8,252	$8,252

Consumer Electronics
Beginning of period	$46,533	$46,533	$46,533
Impairment charge	—	—	—
End of period	$46,533	$46,533	$46,533

Gross carrying value	$78,696	$78,696	$78,696
Accumulated impairment charge	(32,163)	(32,163)	(32,163)
Net carrying value	$46,533	$46,533	$46,533

Total goodwill, net	$55,000	$54,785	$54,785

Note: The Company's Biometrics segment did not carry a balance for goodwill at February 29, 2020, February 28, 2019, or February 28, 2018.

Intangible Assets

	February 29, 2020
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (4-15.5 years)	$51,491	$31,880	$19,611
Trademarks/Tradenames (3-10 years)	1,045	437	608
Developed technology (11.5 years)	14,144	12,244	1,900
Patents (4-13 years)	5,651	3,691	1,960
License	1,400	1,400	-
Contracts (5 years)	1,556	1,556	-
Total finite-lived intangible assets	$75,287	$51,208	24,079
Indefinite-lived intangible assets
Trademarks			64,209
Total intangible assets, net			$88,288

	February 28, 2019
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (4-15.5 years)	$49,743	$29,746	$19,997
Trademarks/Tradenames (3-10 years)	485	413	72
Developed technology (11.5 years)	31,290	9,523	21,767
Patents (4-13 years)	5,390	2,907	2,483
License	1,400	1,400	-
Contracts (5 years)	2,141	1,966	175
Total finite-lived intangible assets	$90,449	$45,955	44,494
Indefinite-lived intangible assets
Trademarks			74,955
Total intangible assets, net			$119,449

The weighted-average remaining amortization period for amortizing intangibles acquired during the year ended February 29, 2020 is approximately 10 years.

The Company expenses the renewal costs of patents as incurred. The weighted-average period before the renewal of our patents is approximately 2 years.

Amortization expense for intangible assets amounted to $7,010, $6,984 and $6,516 for the years ended February 29, 2020, February 28, 2019 and February 28, 2018, respectively.  At February 29, 2020, the estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding five fiscal years is as follows:

Fiscal Year	Amount
2021	$4,884
2022	4,685
2023	3,684
2024	3,381
2025	3,197

l)	Sales Incentives

The Company offers sales incentives to its customers in the form of (1) co-operative advertising allowances; (2) market development funds; (3) volume incentive rebates; and (4) other trade allowances.  The Company accounts for sales incentives in accordance with ASC 606 "Revenue from Contracts with Customers" ("ASC 606").  These sales incentives represent variable consideration provided to customers. Depending on the specific facts and circumstances, we utilize either the most likely amount or expected value methods to estimate the effect of uncertainty on the amount of variable consideration to which we would be entitled. The most likely amount method considers the single most likely amount from a range of possible consideration amounts, while the expected value method is the sum of the probability-weighted amounts in a range of possible consideration amounts. Both methods are based upon the contractual terms of the incentives and historical experience with each customer. Except for other trade allowances, all sales incentives require the customer to purchase the Company's products during a specified period of time. All sales incentives require customers to claim the sales incentive within a certain time period (referred to as the "claim period") and claims are settled either by the customer claiming a deduction against an outstanding account receivable or by the customer requesting a cash payout.  All costs associated with sales incentives are classified as a reduction of net sales. The following is a summary of the various sales incentive programs:

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

The accrual balance for sales incentives at February 29, 2020 and February 28, 2019 was $12,250 and $13,574, respectively.  Although the Company makes its best estimate of its sales incentive liability, many factors, including significant unanticipated changes in the purchasing volume of its customers and the lack of claims made by customers, could have a significant impact on the sales incentives liability and reported operating results.

A summary of the activity with respect to accrued sales incentives is provided below:

	Year Ended	Year Ended	Year Ended
	February 29, 2020	February 28, 2019	February 28, 2018
Opening balance	$13,574	$14,020	$13,154
Liabilities acquired during acquisition	28	-	-
Accruals	35,345	37,272	42,722
Payments and credits	(36,583)	(37,516)	(41,811)
Reversals for unearned sales incentives	(114)	(202)	(45)
Ending balance	$12,250	$13,574	$14,020

The majority of the reversals of previously established sales incentive liabilities pertain to sales recorded in prior periods.

m)	Advertising

Excluding co-operative advertising, the Company expensed the cost of advertising, as incurred, of $4,905, $5,417 and $11,753 for the years ended February 29, 2020, February 28, 2019 and February 28, 2018, respectively.

n)	Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $7,748, $9,169 and $10,954 for the years ended February 29, 2020, February 28, 2019 and February 28, 2018, respectively, net of customer reimbursement, of $266, $375 and $106, respectively, and are included within Engineering and Technical Support expenses on the Consolidated Statements of Operations and Comprehensive (Loss) Income. Reimbursements from OEM customers for development services are reflected as a reduction of research and development expense because the performance of contract development services is not central to the Company's operations.

o)	Product Warranties and Product Repair Costs

The Company generally warranties its products against certain manufacturing and other defects. This warranty does not provide a service beyond assuring that the products comply with agreed-upon specifications and is not sold separately. The Company provides warranties for all of its products ranging primarily from 30 days to 3 years. The Company also provides limited lifetime warranties for certain products, which limit the end user's remedy to the repair or replacement of the defective product during its lifetime, as well as for certain vehicle security products for the life of the vehicle for the original owner. Warranty expenses are accrued at the time the related revenue is recognized, based on the Company's estimated cost to repair expected product returns for warranty matters. This liability is based primarily on historical experiences of actual warranty claims as well as current information on repair costs and contract terms with certain manufacturers. The warranty liability of $3,241 and $3,090 is recorded in Accrued Expenses in the accompanying Consolidated Balance Sheets as of February 29, 2020 and February 28, 2019, respectively. In addition, the Company records a reserve for product repair costs which is based upon the quantities of defective inventory on hand and an estimate of the cost to repair such defective inventory. The reserve for product repair costs of $1,507 and $1,379 is recorded as a reduction to inventory in the accompanying Consolidated Balance Sheets as of February 29, 2020 and February 28, 2019, respectively. Warranty claims and product repair costs expense relating to continuing operations for the years ended February 29, 2020, February 28, 2019 and February 28, 2018 were $4,935, $6,091 and $7,428, respectively.

Changes in the Company's accrued product warranties and product repair costs are as follows:

	Year Ended	Year Ended	Year Ended
	February 29, 2020	February 28, 2019	February 28, 2018
Beginning balance	$4,469	$6,233	$5,608
Liabilities acquired during acquisitions	188	-	500
Accrual for warranties issued during the year and repair cost	4,935	6,091	7,428
Balances transferred (a)	-	(832)	—
Warranty claims settled during the year	(4,844)	(7,023)	(7,303)
Ending balance	$4,748	$4,469	$6,233

(a) In conjunction with the implementation of ASC Topic 606, "Revenue from Contracts with Customers" (see Note 1(g)), the Company recorded a refund liability, representing the amount of consideration received for products sold that the Company expects to refund to customers, as well as a corresponding return asset that reflects the Company's right to receive goods back from customers. The return asset is calculated as the carrying value of goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value and is included in Prepaid expenses and other current assets on the Consolidated Balance Sheets at February 29, 2020 and February 28, 2019. The balance above represents the amount that reduced the value of inventory returned to the Company and was reclassified to the return asset in order to properly reflect the value of the inventory the Company expects to receive back from customers.

p)	Foreign Currency

Assets and liabilities of subsidiaries located outside the United States whose cash flows are primarily in local currencies have been translated at rates of exchange at the end of the period or historical exchange rates, as appropriate in accordance with ASC 830, "Foreign Currency Matters" ("ASC 830"). Revenues and expenses have been translated at the weighted-average rates of exchange in effect during the period.  Gains and losses resulting from translation are recorded in the cumulative foreign currency translation account in Accumulated other comprehensive (loss) income. For the years ended February 29, 2020, February 28, 2019 and February 28, 2018, the Company recorded total net foreign currency transaction gains (losses) in the amount of $405, $220 and $(8,769), respectively. Included within the losses recorded for the year ended February

28, 2018 is the loss on forward contracts totaling $(6,618) incurred in conjunction with the sale of Hirschmann (see Note 2).

The Company has a subsidiary in Venezuela. Venezuela is currently experiencing significant political and civil unrest and economic instability and has been troubled with various foreign currency and price controls.  The President of Venezuela has the authority to legislate certain areas by decree, which allows the government to nationalize certain industries or expropriate certain companies and property. The Company applies hyper-inflationary accounting to Venezuela in accordance with the guidelines in ASC 830, "Foreign Currency." A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3-year period.  The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars.

In Fiscal 2019, the Venezuelan government devalued the Bolivar Fuerte in an attempt to address continuing hyperinflation, also renaming it the Sovereign Bolivar. As of February 29, 2020 and February 28, 2019, the Bolivars to U.S. dollar exchange rate was approximately 73,470 and 3,290, respectively. For the years ended February 29, 2020, February 28, 2019 and February 28, 2018, total net currency exchange losses of $2, $6 and $148 were recorded, respectively, related to Venezuela. All currency exchange gains and losses are included in Other (expense) income on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company holds certain long-lived assets in Venezuela, which includes an office location the subsidiary uses for its local personnel, as its automotive operations are currently suspended, as well as other rental properties. All of these properties are held for investment purposes as of February 29, 2020. During the second quarter of Fiscal 2019, the Company assessed of the recoverability of these properties as a result of the country's continued economic deterioration, which included a significant currency devaluation in August of 2018. The Company estimated the future undiscounted cash flows expected to be received from these properties. The estimate of the future undiscounted cash flows considered the Company’s financial condition and its intent and ability to retain its investments for a period of time sufficient to allow for the recovery of the carrying value. The future undiscounted cash flows did not exceed the net carrying value for the long-lived assets. The estimated fair value of the properties, which also considered the current conditions of the economy in Venezuela, the volatility of the real estate market, and the significant political unrest, resulted in a full non-cash impairment charge of $3,473 for the year ended February 28, 2019, which wrote off the remaining balance of the Company's property, plant, and equipment in Venezuela. The non-cash impairment charge is included in Other (expense) income on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

q)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all positive and negative evidence including the results of recent operations, scheduled reversal of deferred tax liabilities, future taxable income and tax planning strategies. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled (see Note 8). The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Uncertain Tax Positions

The Company adopted guidance included in ASC 740 as it relates to uncertain tax positions.  The guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

Tax interest and penalties

The Company classifies interest and penalties associated with income taxes as a component of Income tax expense (benefit) on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

r)	Net Income (Loss) Per Common Share

Basic net (loss) income per common share from continuing operations, net of non-controlling interest, is based upon the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per common share from continuing operations reflects the potential dilution that would occur if common stock equivalent securities or other contracts to issue common stock were exercised or converted into common stock.

There are no reconciling items which impact the numerator of basic and diluted net (loss) income per common share.  A reconciliation between the denominator of basic and diluted net (loss) income per common share is as follows:

	Year Ended	Year Ended	Year Ended
	February 29, 2020	February 28, 2019	February 28, 2018
Weighted-average common shares outstanding (basic)	24,394,663	24,355,791	24,290,563
Effect of dilutive securities:
Stock options, warrants and restricted stock	-	-	256,683
Weighted-average common and potential common shares outstanding (diluted)	24,394,663	24,355,791	24,547,246

Restricted stock totaling 701,024, 618,155 and 534,327 for the years ended February 29, 2020, February 28, 2019 and February 28, 2018, respectively, were not included in the net (loss) income per common share calculation because the exercise price of the restricted stock and stock grants was greater than the average market price of the Company's common stock during these periods, or the inclusion of these components would have been anti-dilutive.

s)	Other (Expense) Income

Other (expense) income is comprised of the following:

	Year Ended	Year Ended	Year Ended
	February 29, 2020	February 28, 2019	February 28, 2018
Foreign currency gain (loss)	$405	$220	$(8,769)
Interest income	918	994	210
Rental income	692	517	553
Miscellaneous	63	(1,154)	416
Total other, net	$2,078	$577	$(7,590)

On August 31, 2017, the Company completed its sale of Hirschmann Car Communication GmbH to a subsidiary of TE Connectivity Ltd. which was subject to an adjustment based on the final working capital (see Note 2). Included within Miscellaneous for the year ended February 29, 2020 is a payment of $804 made on November 11, 2019 in settlement of the final working capital calculation. Also included within Miscellaneous for the year ended February 29, 2020 are proceeds from a key man life insurance policy in the amount of $1,000 related to a former employee of Klipsch Group, Inc. that Voxx became the beneficiary of in conjunction with the acquisition of Klipsch in Fiscal 2012. At the time of acquisition, the individual was no longer employed by Klipsch and was never an employee of Voxx; however, Voxx remained the beneficiary of the policy until the individual’s death.

Interest income for the years ended February 29, 2020 and February 28, 2019 includes increases in interest income earned from money market investments, which the Company increased following the sale of Hirschmann in the second quarter of Fiscal 2018.

Included within the foreign currency loss for the year ended February 28, 2018 is a loss on forward contracts totaling $6,618 incurred in conjunction with the sale of Hirschmann (see Note 2).

t)	Accounting for the Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets are reviewed for impairment in accordance with ASC 360 whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability of long-lived assets is measured by comparing the carrying value of the assets to their estimated fair market value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. See Note 1(p) for the discussion of the impairment of long-lived assets held in Venezuela for the year ended February 28, 2019. There were no impairments of long-lived assets recorded during the years ended February 29, 2020 and February 28, 2018.

u)	Accounting for Stock-Based Compensation

The Company has a stock-based compensation plan under which employees and non-employee directors may be granted incentive stock options ("ISO's") and non-qualified stock options ("NQSO's") to purchase shares of Class A common stock. Under the plan, the exercise price of the ISO's granted to a ten percent stockholder must equal 110% of the fair market value of the Company's Class A common stock  on the date of grant. The exercise price of all other Options and Stock Appreciation Right ("SAR") awards may not be less than 100% of the fair market value of the Company's Class A common stock on the date of grant. If an option or SAR is granted pursuant to an assumption of, or substitution for, another option or SAR pursuant to a Corporate Transaction, and in a manner consistent with Section 409A of the Internal Revenue Code (“the Code”), the exercise or strike price may be less than 100% of the fair market value on the date of grant. The plan permits for options to be exercised at various intervals as determined by the Board of Directors.  However, the maximum expiration period is ten years from date of grant. The vesting requirements are determined by the Board of Directors at the time of grant.  Exercised options are issued from authorized Class A common stock.  As of February 29, 2020, approximately 542,000 shares were available for future grants under the terms of these plans.

Options are measured at the fair value of the award at the date of grant and are recognized as an expense over the requisite service period. Compensation expense related to stock-based awards with vesting terms are amortized using the straight-line attribution method. There were no stock options granted during the years ended February 29, 2020, February 28, 2019, or February 28, 2018. During the years ended February 29, 2020, February 28, 2019 and February 28, 2018 there were no stock-based compensation costs or professional fees recorded by the Company and the

Company had no unrecognized compensation costs at February 29, 2020 related to stock options and warrants.

A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates for a reason other than death, disability or retirement, prior to the release of the restrictions. Shares under restricted stock grants are not issued to the grantees before they vest. In Fiscal 2014, the Company established the Supplemental Executive Retirement Plan ("SERP") (see Note 10(a)). During the years ended February 29, 2020, February 28, 2019 and February 28, 2018, an additional 71,352, 188,245, and 74,156 shares of restricted stock were granted under the SERP, respectively. These shares were granted based on certain performance criteria and vest on the later of three years from the date of grant, or the grantee reaching the age of 65 years. The shares will also vest upon termination of the grantee's employment by the Company without cause, provided that the grantee, at the time of termination, has been employed by the Company for at least 10 years, or as a result of the sale of all of the issued and outstanding stock, or all, or substantially all, of the assets of the subsidiary of which the grantee serves as CEO and/or President. When vested shares are issued to the grantee, the awards will be settled in shares or in cash, at the Company's sole option. The grantees cannot transfer the rights to receive shares before the restricted shares vest. There are no market conditions inherent in the award, only an employee performance requirement, and the service requirement that the respective employee continues employment with the Company through the vesting date. The Company expenses the cost of the restricted stock awards on a straight-line basis over the requisite service period of each employee. For these purposes, the fair market value of the restricted stock awards, $4.65, $5.50, and $6.52 for Fiscal 2020, Fiscal 2019, and Fiscal 2018, respectively, were determined based on the mean of the high and low price of the Company's common stock on the grant dates.

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

Grant of Shares to Chief Executive Officer

On July 8, 2019, the Board of Directors approved a five-year Employment Agreement (the “Employment Agreement”), effective March 1, 2019, by and between the Company and Patrick M. Lavelle, the Company’s President and Chief Executive Officer. Under the terms of the Employment Agreement, in addition to a $1,000 salary and cash bonus based on the Company’s Adjusted EBITDA, Mr. Lavelle received certain stock-based compensation as discussed below:

-

An initial stock grant of 200,000 fully vested shares of Class A Common Stock issued under the 2012 Equity Incentive Plan. Compensation expense of $830 was recognized during the year ended February 29, 2020 based upon the grant fair value of $4.15 per share.

-

Additional stock grants of 100,000 shares of Class A Common Stock to be issued on each of March 1, 2020, March 1, 2021, and March 1, 2022. Compensation expense of $679 was recognized during the year ended February 29, 2020 based upon the grant fair value of $4.15 per share using the graded vesting attribution method.

-

Grant of market stock units (“MSU’s”) up to a maximum value of $5,000, based upon the achievement of a 90-calendar day average stock price of no less than $5.49 over the performance period ending on the third and fifth anniversary of the effective date of the Employment Agreement. The value of the MSU award increases based upon predetermined targeted 90-calendar day average stock prices with a maximum of $5,000 if the 90-calendar day average high stock price equals or exceeds $15.00. The award is weighted toward achievement of a significant increase in our stock price as half of the award will be granted to Mr. Lavelle only if the 90-calendar day high stock price equals or exceeds $13.00. The average stock price is calculated based on the highest average closing price of one share of our Class A common stock, as reported on the NASDAQ Stock Market during any 90-calendar day period prior to each measurement date. The number of shares to be issued related to the MSUs based upon achievement of the maximum award value of $5,000 and if issued at $15.00 per share is estimated at 333,333 shares. Actual results may differ based upon when the high average stock price is achieved and settled. The Company used a Monte Carlo simulation to calculate the fair value of the award on the grant date. A Monte Carlo simulation requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date. We recognized stock-based compensation expense of $157 for the year ended February 29, 2020 related to these MSU’s using the graded vesting attribution method over the performance period. As of February 29, 2020, all of the MSU’s remain outstanding.

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

The following table presents a summary of the activity related to the SERP and the initial stock grant and additional stock grants under the Employment Agreement for the year ended February 29, 2020:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested share balance at February 28, 2017	381,262	$6.01
Granted	74,156	6.52
Vested	(60,868)	7.77
Vested and settled	(72,300)	5.98
Forfeited	—	—
Unvested share balance at February 28, 2018	322,250	$5.80
Granted	188,245	5.50
Vested	(39,688)	8.13
Forfeited	—	—
Unvested share balance at February 28, 2019	470,807	$5.49
Granted	571,352	4.21
Vested	(127,007)	4.18
Vested and Settled	(200,000)	4.15
Forfeited	—	—
Unvested share balance at February 29, 2020	715,152	$5.07

At February 29, 2020, there were 283,744 shares of vested and unissued shares under the Company’s SERP with a weighted average fair value of $7.37.

During the years ended February 29, 2020, February 28, 2019 and February 28, 2018 the Company recorded $2,282, $551 and $502, respectively, in stock-based compensation related to the SERP, and to the initial stock grant, additional stock grants, and MSU’s under the Employment Agreement. As of February 29, 2020, unrecognized stock-based compensation expense related to unvested restricted stock awards was approximately $2,471 and will be recognized over the requisite service period of each employee.

v)	Accumulated Other Comprehensive Loss

	Foreign Currency Translation Losses	Unrealized losses on investments, net of tax (a)	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2017	$(41,831)	$(98)	$(2,282)	$313	$(43,898)
Other comprehensive income (loss) before reclassifications	18,065	(15)	(459)	(1,358)	16,233
Reclassified from accumulated other comprehensive income (loss)	10,739	89	1,955	660	13,443
Net current-period other comprehensive income (loss)	28,804	74	1,496	(698)	29,676
Balance at February 28, 2018	$(13,027)	$(24)	$(786)	$(385)	$(14,222)
Other comprehensive (loss) income before reclassifications	(3,195)	-	(12)	452	(2,755)
Reclassified from accumulated other comprehensive (loss) income	-	24	-	9	33
Net current-period other comprehensive (loss) income	(3,195)	24	(12)	461	(2,722)
Balance at February 28, 2019	$(16,222)	$-	$(798)	$76	$(16,944)
Other comprehensive loss before reclassifications	(1,517)	-	(89)	(157)	(1,763)
Reclassified from accumulated other comprehensive loss	-	-	-	(348)	(348)
Net current-period other comprehensive loss	(1,517)	-	(89)	(505)	(2,111)
Balance at February 29, 2020	$(17,739)	$-	$(887)	$(429)	$(19,055)

(a) Pursuant to ASU 2016-01, adopted by the Company beginning on March 1, 2018 (see Note 1(f)), changes in fair value of the Company's investments in equity securities are now recorded in earnings.

In the above table, all reclassifications of other comprehensive income for the year ended February 28, 2018 for foreign currency translation, investments and pension plan adjustments are related to the sale of Hirschmann on August 31, 2017 (see Note 2). Within reclassifications for derivatives designated in a hedging relationship, gains totaling $71 are related to cash flow hedge activity of discontinued operations for the year ended February 28, 2018, and $384 is related to the sale of Hirschmann on August 31, 2017. Within other comprehensive income (loss) before reclassifications for derivatives designated in a hedging relationship, $(501) is related to cash flow hedge activity of discontinued operations for the year ended February 28, 2018.

During the years ended February 29, 2020, February 28, 2019 and February 28, 2018, the Company recorded tax related to unrealized losses on investments of $0, pension plan adjustments of $38, $21 and $0, respectively and derivatives designated in a hedging relationship of $35, $(152) and $(645), respectively.

The other comprehensive (loss) income before reclassification for foreign currency translation of $(1,517), $(3,195), and $18,065, respectively, includes the remeasurement of intercompany transactions of a long term investment nature of $(56), $(1,064) and $12,488, respectively, with certain subsidiaries whose functional currency is not the U.S. dollar, and $(1,461), $(2,131) and $5,577, respectively, from translating the financial statements of the Company's non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar.

Intercompany loans and transactions that are of a long-term investment nature are remeasured and resulting gains and losses shall be reported in the same manner as translation adjustments. Foreign currency translation losses reclassified from accumulated other comprehensive income (loss) of $10,739 for the year ended February 28, 2018 included $9,911 due to the settlement of a Euro-based loan and the recognition of the cumulative translation adjustment of $828 due to the sale of Hirschmann. Within foreign currency translation gains (losses) in Other comprehensive (loss) income for the years ended February 29, 2020, February 28, 2019 and February 28, 2018, the Company recorded total gains (losses) of $(1,435), $(2,876), and $17,559, respectively, related to the Euro; $(22), $(240), and $250, respectively, related to the Canadian Dollar; $(17), $(18) and $71, respectively, for the Mexican Peso, as well as $(24), $(61) and $185, respectively, for various other currencies. These adjustments were caused by the strengthening/(weakening) of the U.S. Dollar against the Euro, Canadian Dollar and the Mexican Peso between 2% and 4% in Fiscal 2020, 2% and 7% in Fiscal 2019, and (13%) and (3%) in Fiscal 2018.

w)	New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendments to the guidance, ASU 2018-19 in November 2018, ASU 2019-04 in April 2019, ASU 2019-05 in May 2019, ASU 2019-10 and ASU 2019-11 in November 2019, and ASU 2020-02 in February 2020. The update changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The update will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying value, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The amendment will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. ASU 2019-04 clarifies that equity instruments without readily determinable fair values for which an entity has elected the measurement alternative should be remeasured to fair value as of the date that an observable transaction occurred. ASU 2019-05 provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. ASU 2019-10 delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the SEC) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. ASU 2019-11 was issued to provide clarification guidance in the following areas: (i) expected recoveries for purchased financial assets with credit deterioration; (ii) transition relief for troubled debt restructurings; (iii) disclosures related to accrued interest receivables; (iv) financial assets secured by collateral maintenance provisions; and (v) conforming amendment to subtopic 805-20. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. ASU 2020-02 was issued to address questions primarily regarding documentation and company policies. This ASU is effective for annual periods beginning after December 15, 2019, and interim periods therein. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." Under the new guidance, if a reporting unit's carrying value amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates today's requirement to calculate goodwill impairment using Step 2, which calculates an impairment charge by comparing the implied fair value of goodwill with its carrying value. The standard does not change the guidance on completing Step 1 of the goodwill impairment test. The amendments in this ASU are effective for annual or any interim goodwill impairments tests in fiscal years beginning after December 15, 2019 and should be applied prospectively. The Company does not expect the new standard to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement ('Topic 820'): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company is currently assessing the effect, if any, that ASU 2018-13 will have on the disclosures to its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans."  ASU 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and added additional disclosures. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2020.  The amendments in ASU 2018-14 must be applied on a retrospective basis.  The Company is currently assessing the effect, if any, that ASU 2018-14 will have on the disclosures to its consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-17: "Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities." This ASU requires entities to consider indirect interests held through related parties under common control on a proportional basis, rather than as the equivalent of a direct interest in its entirety when determining whether a decision-making fee is a variable interest. The ASU is effective for fiscal years beginning after December 15, 2019 and for interim periods therein, with early adoption permitted. The Company does not expect the adoption of ASU 2018-17 to have a material impact on its consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606." The ASU clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. The Company does not expect the adoption of ASU 2018-18 to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This guidance is effective for fiscal years beginning after December 15, 2020. The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted. The Company is currently evaluating the effect of this ASU on the Company’s consolidated financial statements and related disclosures.

In January 2020, the FASB issued ASU No. 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

2)	Acquisitions and Dispositions

Acquisitions:

Vehicle Safety Holdings Corp.

On January 31, 2020, Voxx acquired certain assets and assumed certain liabilities of Vehicle Safety Holdings Corp. (“VSHC”) via an asset purchase agreement for a preliminary purchase price of $16,610, which includes $16,500 in cash and contingent consideration with a fair value of $110. Contingent consideration of up to a maximum of $750 is payable based upon the achievement of specified operating results, or the occurrence of certain events over the twelve-month period following the completion of the acquisition. VSHC’s results of operations have been included in the consolidated financial statements of Voxx, in our Automotive Electronics segment, from the date of acquisition. Net sales and income before taxes from VSHC included in our consolidated results for the fiscal year ended February 29, 2020 represented less than 1% of our consolidated results. The purpose of this acquisition was to expand the Company’s product offerings and market share, as VSHC is a leading developer, manufacturer, and distributor of safety electronics.

The following summarizes the allocation of the purchase price based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition:

January 31, 2020
Assets acquired:
Inventory	$6,982
Accounts receivable	3,415
Right of use assets	483
Other current assets	145
Property and equipment	714
Customer relationships	5,460
Trademarks	560
Patented technology	280
Goodwill	215
Other non-current assets	3
Total assets acquired	$18,257

Liabilities assumed:
Accounts payable	757
Accrued expenses	219
Lease liabilities	483
Warranty accrual	188
Total	$1,647
Total purchase price	$16,610

The purchase allocation presented above is preliminary. We are in the process of refining the valuation of acquired assets and liabilities, including goodwill, and expect to finalize the purchase price allocation in the third quarter of Fiscal 2021. Goodwill was determined as the excess of the purchase price over the fair value of the assets acquired (including the identifiable intangible assets).

Rosen Electronics LLC

On April 18, 2017, Voxx acquired certain assets and assumed certain liabilities of Rosen Electronics LLC for cash consideration of $1,814. In addition, the Company agreed to pay a 2% fee related to future net sales of Rosen products for three years, which resulted in a contingent consideration of $530.

Rosen's results of operations have been included in the consolidated financial statements of Voxx from the date of acquisition. The purpose of this acquisition was to increase the Company's market share and strengthen its intellectual property related to the rear seat entertainment market.

The following summarizes the allocation of the purchase price for the fair value of the assets acquired and liabilities assumed at the date of acquisition:

	April 18, 2017 (as originally reported)	Measurement Period Adjustments	April 18, 2017 (as adjusted)
Assets acquired:
Inventory	$2,314	(870)	1,444
Goodwill	10	870	880
Intangible assets including trademarks and customer relationships	520	-	520
Total assets acquired	$2,844	$-	$2,844

Liabilities assumed:
Warranty accrual	500	-	500
Total	$500	$-	$500
Total purchase price	$2,344	$-	$2,344

Dispositions:

Hirschmann Car Communication GmbH

On August 31, 2017 (the "Closing Date"), the Company completed its sale of Hirschmann Car Communication GmbH and its subsidiaries (collectively, “Hirschmann”) to a subsidiary of TE Connectivity Ltd ("TE"). The consideration received by the Company was €148,500. The purchase price, at the exchange rate as of the close of business on the Closing Date approximated $177,000. VOXX International (Germany) GmbH, the Company's German wholly-owned subsidiary, was the selling entity in this transaction.

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

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the net income from discontinued operations, net of tax, presented separately in the Consolidated Statements of Operations and Comprehensive (Loss) Income:

Year ended February 28, 2018
Net sales	$91,824
Cost of sales	63,610
Gross profit	28,214

Operating expenses:
Selling	2,778
General and administrative	14,699
Engineering and technical support	7,920
Total operating expenses	25,397
Operating income from discontinued operations	2,817

Other (expense) income:
Interest and bank charges (a)	(279)
Other, net	145
Total other expense of discontinued operations, net	(134)

Gain on sale of discontinued operations before taxes	36,118
Total income from discontinued operations before taxes	38,801
Income tax expense on discontinued operations (b)	4,183
Income from discontinued operations, net of taxes	$34,618
Income per share - basic	$1.43
Income per share - diluted	$1.41

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

The following table presents supplemental cash flow information of the discontinued operations:

Year ended February 28, 2018
Operating activities:
Depreciation and amortization expense	$2,939
Stock-based compensation expense	50

Investing activities:
Capital expenditures	2,652

Non-cash investing and financing activities:
Capital expenditures funded by long-term obligations	1,916

3)	Variable Interest Entities

A variable interest entity ("VIE") is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. Under ASC 810 “Consolidation,” an entity that holds a variable interest in a VIE and meets certain requirements would be considered to be the primary beneficiary of the VIE and required to consolidate the VIE in its consolidated financial statements. In order to be considered the primary beneficiary of a VIE, an entity must hold a variable interest in the VIE and have both:

•	the power to direct the activities that most significantly impact the economic performance of the VIE; and
•	the right to receive benefits from, or the obligation to absorb losses of, the VIE that could be potentially significant to the VIE.

Effective September 1, 2015, Voxx acquired a majority voting interest in substantially all of the assets and certain specified liabilities of Eyelock, Inc. and Eyelock Corporation, a market leader of iris-based identity authentication solutions, through a newly formed entity, Eyelock LLC. The Company has issued EyeLock LLC a promissory note for the purposes of repaying protective advances and funding working capital requirements of the company. On June 2, 2020, this promissory note was amended and restated to allow EyeLock LLC to borrow up to maximum of $57,500. Through March 1, 2019, interest on the outstanding principal of the loan accrued at 10%. From March 1, 2019 forward, interest accrues at 2.5%. The amended and restated promissory note is due on August 31, 2020. The outstanding principal balance of this promissory note is convertible at the sole option of Voxx into units of EyeLock LLC. If Voxx chooses not to convert into equity, the outstanding loan principal of the amended and restated promissory note will be repaid at a multiple of 1.50 based on the repayment date. The agreement includes customary events of default and is collateralized by all of the property of EyeLock LLC.

We have determined that we hold a variable interest in EyeLock LLC as a result of:

•	our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and
•	the loan agreement with EyeLock LLC, which has a total outstanding principal balance of $54,074 as of February 29, 2020.

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

Assets and Liabilities of EyeLock LLC

The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheet as of February 29, 2020 and February 28, 2019:

	February 29, 2020	February 28, 2019
Assets
Current assets:
Cash and cash equivalents	$-	$3
Accounts receivable, net	147	363
Inventory, net	2,052	(27)
Prepaid expenses and other current assets	313	322
Total current assets	2,512	661
Property, plant and equipment, net	69	120
Intangible assets, net	2,600	33,064
Other assets	76	253
Total assets	$5,257	$34,098
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,086	$1,122
Interest payable to VOXX	9,994	8,729
Accrued expenses and other current liabilities	252	1,030
Due to VOXX	54,074	44,937
Total current liabilities	66,406	55,818
Other long-term liabilities	1,200	1,200
Total liabilities	67,606	57,018
Commitments and contingencies
Partners' deficit:
Capital	41,416	41,416
Retained losses	(103,765)	(64,336)
Total partners' deficit	(62,349)	(22,920)
Total liabilities and partners' deficit	$5,257	$34,098

The assets of EyeLock LLC can only be used to satisfy the obligations of EyeLock LLC.

Revenue and Expenses of EyeLock LLC

The following table sets forth the revenue and expenses of EyeLock LLC that were included in our Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended February 29, 2020, February 28, 2019, and February 28, 2018:

	Year Ended	Year Ended	Year Ended
	February 29, 2020	February 28, 2019	February 28, 2018
Net sales	$476	$668	$335
Cost of sales	826	309	455
Gross profit	(350)	359	(120)
Operating expenses:
Selling	710	1,160	1,893
General and administrative	4,625	4,986	6,792
Engineering and technical support	5,144	7,487	7,159
Intangible asset impairment charges (Note 1(k))	27,402	-	-
Total operating expenses	37,881	13,633	15,844
Operating loss	(38,231)	(13,274)	(15,964)
Other (expense) income:
Interest and bank charges	(1,279)	(4,013)	(2,869)
Other, net	81	—	—
Total other expense, net	(1,198)	(4,013)	(2,869)
Loss before income taxes	(39,429)	(17,287)	(18,833)
Income tax expense	—	—	—
Net loss	$(39,429)	$(17,287)	$(18,833)

4)	Receivables from Vendors

The Company has recorded receivables from vendors in the amount of $230 and $1,009 as of February 29, 2020 and February 28, 2019, respectively. Receivables from vendors primarily represent prepayments on product shipments and product reimbursements.

5)	Equity Investment

The Company has a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary ("ASA"), which acts as a distributor of mobile electronics specifically designed for niche markets within the Automotive industry, including  RV’s; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles. ASC 810 requires the Company to evaluate non-consolidated entities periodically, and as circumstances change, to determine if an implied controlling interest exists. During Fiscal 2020, the Company evaluated this equity investment and concluded that ASA is not a variable interest entity.  ASA’s fiscal year end is November 30, 2019; however, the results of ASA as of and through February 29, 2020 have been recorded in the consolidated financial statements.

The Company's share of income from ASA for the years ended February 29, 2020, February 28, 2019 and February 28, 2018 was $5,174, $6,618 and $7,178, respectively. In addition, the Company received cash distributions from ASA totaling $5,136, $6,594 and $7,247 during the years ended February 29, 2020, February 28, 2019 and February 28, 2018, respectively.

Undistributed earnings from equity investments amounted to $16,598 and $16,559 at February 29, 2020 and February 28, 2019, respectively.

Net sales transactions between the Company and ASA were $501, $390 and $315 for the years ended February 29, 2020, February 28, 2019 and February 28, 2018, respectively. Accounts receivable balances from ASA were $96 and $71 as of February 29, 2020 and February 28, 2019, respectively.

6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	February 29, 2020	February 28, 2019
Commissions	$601	$640
Employee compensation	10,060	14,552
Professional fees and accrued settlements	1,703	2,172
Future warranty	3,241	3,090
Refund liability	3,779	4,415
Freight and duty	5,140	2,427
Royalties, advertising and other	9,522	11,833
Total accrued expenses and other current liabilities	$34,046	$39,129

During the year ended February 28, 2019, the Company realigned certain businesses within its Consumer Accessories and Premium Audio segments to lower and contain overhead costs, as well as conducted an aggressive SKU rationalization program to streamline its consumer accessory product offerings, which resulted in total restructuring expenses of $4,588 for the year ended February 28, 2019.  As of February 28, 2019, $3,833 of the Company's restructuring charges incurred had not yet been settled and were included within Accrued expenses and other current liabilities within employee compensation. The restructuring accrual consisted primarily of employee severance. During the year ended February 29, 2020, $3,196 of the accrual was settled and no additional restructuring charges were incurred. At February 29, 2020, the restructuring accrual within Accrued expenses and other current liabilities is $637.

Included in royalties, advertising, and other in the table above as of February 29, 2020 and February 28, 2019 were accrued environmental charges of $405 and $454, respectively, related to soil contamination at one of the Company's operating facilities in Germany that remains in the process of being remediated at February 29, 2020. Charges incurred during year ended February 28, 2019 were estimated based on assessments asserted by a local government authority and preliminary estimates provided by a third-party engineering firm. This remediation is expected to be completed during Fiscal 2021.

7)	Financing Arrangements

The Company has the following financing arrangements:

	February 29, 2020	February 28, 2019
Domestic credit facility (a)	$—	$—
Florida mortgage (b)	7,614	8,112
Euro asset-based lending obligation - VOXX Germany (c)	—	5,972
Euro asset-based lending obligation - Magnat (d)	607	727
Schwaiger mortgage (e)	—	235
VOXX Germany mortgage (f)	—	2,588
Total debt	8,221	17,634
Less: current portion of long-term debt	1,107	10,021
Long-term debt before debt issuance costs	7,114	7,613
Less: debt issuance costs	1,015	1,837
Total long-term debt	$6,099	$5,776

a)	Domestic Bank Obligations

The Company has a senior secured credit facility ("the Credit Facility") with Wells Fargo Bank, N.A. (“Wells Fargo”) that provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of

$175,000, and a term loan in the amount of $15,000. The Credit Facility also includes a $15,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 7(b)). In conjunction with the sale of Hirschmann on August 31, 2017 (see Note 2), the Company repaid the outstanding balance of the term loan, which is not renewable. As of February 29, 2020, there was no balance outstanding under the revolving credit facility. The remaining availability under the revolving credit line of the Credit Facility was $84,436 as of February 29, 2020.

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

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that swingline loans may only be designated as Base Rate Loans. Loans under the Credit Facility designated as LIBOR Rate Loans shall bear interest at a rate equal to the then-applicable LIBOR Rate plus a range of 1.75% - 2.25%. Loans under the Credit Facility designated as Base Rate Loans shall bear interest at a rate equal to the applicable margin for Base Rate Loans of 0.75% - 1.25%, as defined in the agreement. As of February 29, 2020, the weighted average interest rate on the Credit Facility was 5.50%.

Provided the Company is in a Compliance Period (the period commencing on the day in which Excess Availability is less than 12.5% of the Maximum Revolver Amount and ending on a day in which Excess Availability is equal to or greater than 12.5% for any consecutive 30 day period thereafter), the Credit Facility requires compliance with a financial covenant calculated as of the last day of each month consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v)  change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of February 29, 2020, the Company was not in a Compliance Period.

The obligations under the loan documents are secured by a general lien on, and security interest in, substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles and inventory. The Company has guaranteed the obligations of the borrowers under the Credit Facility.

On June 11, 2020, the Company amended the Credit Facility. Under the amendment, the committed availability of the revolving credit facility was revised to $127,500 and the maturity date of the facility was extended to April 26, 2022 (see Note 17).

The Company has deferred financing costs related to the Credit Facility and a previous amendment and modification of the Credit Facility. These deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance and are amortized through Interest and bank charges in the Consolidated Statements of Operations and Comprehensive (Loss) Income over the five-year term of the Credit Facility. The Company amortized $791 during each of the years ended February 29, 2020, February 28, 2019 and February 28, 2018.

Charges incurred on the unused portion of the Credit Facility and its predecessor revolving credit facility during the years ended February 29, 2020, February 28, 2019 and February 28, 2018 totaled $503, $519 and $404, respectively, and are included within Interest and Bank Charges on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

b)	Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida (the “Construction Loan”).  Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. The Florida Mortgage bears interest at 70% of 1-month LIBOR plus 1.54% (3.18% at February 29, 2020) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The Company is in compliance with the financial covenants of the Florida Mortgage, which are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, which are recorded as deferred financing costs and included in Long-term debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and are being amortized through Interest and bank charges in the Consolidated Statements of Operations and Comprehensive (Loss) Income over the ten-year term of the Florida Mortgage. The Company amortized $31 of these costs during each of the years ended February 29, 2020, February 28, 2019, and February 28, 2018.

On July 20, 2015, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure related to the Florida Mortgage and pays a fixed rate of 3.48% under the swap agreement (see Note 1(e)).

c)	Euro Asset-Based Lending Obligation – VOXX Germany

Foreign bank obligations include a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000, for the Company's subsidiary, VOXX Germany, which expires on July 31, 2020. The rate of interest for the ABL is the three-month Euribor plus 2.30% (2.30% at February 29, 2020). As of February 29, 2020, there is no balance outstanding under this facility, as it was repaid using the proceeds from the sale of the Company’s real property in Pulheim, Germany (see Note 11).

d)	Euro Asset-Based Lending Obligation - Magnat

Foreign bank obligations also include an ABL credit facility for the Company’s subsidiary Magnat, which expires on December 31, 2020. The rate of interest for the ABL is the three-month Euribor plus 2.10% (2.10% at February 29, 2020).

e)	Schwaiger Mortgage

In January 2012, the Company's Schwaiger subsidiary purchased a building, entering into a mortgage note payable. The mortgage note bore interest at 3.75% and was fully paid in December 2019.

f)	VOXX Germany Mortgage

This balance represented a mortgage on the land and building housing VOXX Germany's headquarters in Pulheim, Germany, which was entered into in January 2013. The mortgage bore interest at 2.85%, payable in twenty-six quarterly installments with a final payment due in September 2019. The note was fully paid on September 30, 2019 in conjunction with the sale of the building (see Note 11).

The following is a maturity table for debt and bank obligations outstanding at February 29, 2020 for each of the following fiscal years:

2021	$1,107
2022	500
2023	500
2024	500
2025	500
Thereafter	5,114
Total	$8,221

The weighted-average interest rate on short-term debt was 2.72% for Fiscal 2020 and 2.31% for Fiscal 2019. Interest expense related to the Company's financing arrangements for the years ended February 29, 2020, February 28, 2019 and February 28, 2018 was $799, $951 and $2,700, respectively, of which $1,708 was related to the Credit Facility for the year ended February 28, 2018. For the years ended February 29, 2020 and February 28, 2019, none of the Company’s interest expense was related to the Credit Facility, as there was no outstanding balance during these years.

8)	Income Taxes

The components of income (loss) before the provision (benefit) for income taxes are as follows:

	Year Ended	Year Ended	Year Ended
	February 29, 2020	February 28, 2019	February 28, 2018
Domestic Operations	$(47,249)	$(49,984)	$(27,214)
Foreign Operations	6,309	(8,979)	3,110
	$(40,940)	$(58,963)	$(24,104)

The provision (benefit) for income taxes is comprised of the following:

	Year Ended	Year Ended	Year Ended
	February 29, 2020	February 28, 2019	February 28, 2018
Current (benefit) provision
Federal	$(26)	$(54)	$(1,451)
State	395	(401)	150
Foreign	1,824	1,392	1,814
Total current provision	$2,193	$937	$513
Deferred (benefit) provision
Federal	$(1,850)	$(4,772)	$(17,198)
State	(564)	(392)	(827)
Foreign	1,103	(1,904)	67
Total deferred benefit	$(1,311)	$(7,068)	$(17,958)
Total (benefit) provision
Federal	$(1,876)	$(4,826)	$(18,649)
State	(169)	(793)	(677)
Foreign	2,927	(512)	1,881
Total provision (benefit)	$882	$(6,131)	$(17,445)

The effective tax rate before income taxes varies from the current statutory U.S. federal income tax rate as follows:

	Year Ended		Year Ended		Year Ended
	February 29, 2020		February 28, 2019		February 28, 2018
Tax benefit at Federal statutory rates	$(8,598)	21.0%	$(12,383)	21.0%	$(7,891)	32.7%
State income taxes, net of Federal benefit	(611)	1.5	(809)	1.4	(249)	1.0
Change in valuation allowance	4,218	(10.3)	6,164	(10.5)	(2,546)	10.6
Change in tax reserves	(52)	-	(697)	1.2	(2,443)	10.1
Non-controlling interest	3,229	(7.9)	1,416	(2.4)	2,404	(10.0)
US effects of foreign operations	1,403	(3.4)	53	(0.1)	614	(2.5)
Permanent differences and other	1,170	(2.9)	636	(1.1)	1,190	(4.9)
U.S. GILTI inclusion	710	(1.7)	-	—	—	—
Foreign exchange loss	—	—	—	—	(3,376)	14.0
Change in tax rate	(151)	0.4	55	(0.1)	(2,462)	10.2
Research & development credits	(436)	1.1	(566)	1.0	(524)	2.2
Tax credits	—	—	—	—	(2,162)	9.0
Effective tax rate	$882	(2.2)%	$(6,131)	10.4%	$(17,445)	72.4%

The U.S. effects of foreign operations include differences in the statutory tax rate of the foreign countries as compared to the statutory tax rate in the U.S. On December 22, 2017, the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”).  Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted.  The TCJA made broad and complex changes to the U.S. tax code, including, but not limited to: (1) a reduction in the U.S. federal corporate tax rate from 35% to 21%; (2) changed the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (3) permits acceleration of expensing on certain  qualified property; (4) created a new limitation on deductible interest expense to 30% of tax adjusted EBITDA through 2021 and then 30% of tax adjusted EBIT thereafter; (5) eliminated the corporate alternative minimum tax; (6) provided further limitations on the deductibility of executive compensation under IRC §162(m) for tax years beginning after December 31, 2017 ; (7) required a one-time transition tax related to the transition of U.S. international tax from a worldwide tax system to a territorial tax system; and (8) made additional changes to the U.S. international tax rules including imposing a minimum tax on global intangible low taxed income (“GILTI”) and other base erosion anti-abuse provisions.

In connection with the Company’s initial analysis of the impact of the TCJA during the fiscal year ended February 28, 2018, the Company recorded a decrease in its deferred tax assets and liabilities of $4,706 related to the remeasurement of the deferred tax assets and liabilities at the reduced U.S. federal tax rate of 21%.  The Company was subject to a one-time transition tax based on the total post-1986 earnings and profits which was principally offset by the Company's tax attributes.

The Company made a policy election to treat the income tax due on U.S. inclusion of the new GILTI provisions as a period expense when incurred.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic.  The CARES Act made various tax law changes including among other things (i) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest; (ii) enacted technical corrections so that qualified improvement property can be immediately expensed under IRC Section 168(k) and net operating losses arising in tax years beginning in 2017 and ending in 2018 can be carried back two years and carried forward twenty years without a taxable income limitation, as opposed to carried forward indefinitely; and (iii) made modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding tax years.  The Company is currently evaluating the impact of the CARES Act.  The Company may record a discrete tax provision with respect to the technical correction to net operating losses in the quarter ending May 31, 2020, the period in which the new legislation was enacted.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	February 29, 2020	February 28, 2019
Deferred tax assets:
Accounts receivable	$266	$357
Inventory	1,764	2,374
Property, plant and equipment	1,554	1,900
Operating lease	773	-
Accruals and reserves	2,641	4,008
Deferred compensation	556	632
Warranty reserves	698	699
Unrealized gains and losses	4,103	4,179
Partnership investments	5,142	496
Net operating losses	15,011	12,267
Foreign tax credits	3,805	3,805
Other tax credits	5,098	4,752
Deferred tax assets before valuation allowance	41,411	35,469
Less: valuation allowance	(26,210)	(22,026)
Total deferred tax assets	15,201	13,443
Deferred tax liabilities:
Intangible assets	(16,795)	(17,145)
Prepaid expenses	(1,304)	(1,286)
Operating lease	(765)	—
Deferred financing fees	(113)	(217)
Total deferred tax liabilities	(18,977)	(18,648)
Net deferred tax liability	$(3,776)	$(5,205)

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating loss carryforwards can be utilized. We consider the level of historical taxable income, scheduled reversal of temporary differences, tax planning strategies and projected future taxable income in determining whether a valuation allowance is warranted. Significant weight is given to positive and negative evidence that is objectively verifiable.

The Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. During Fiscal 2020, the Company limited the tax benefit on current year losses by increasing its U.S. valuation allowance recorded against U.S. deferred tax attributes with limited carryforward periods. In addition, the Company established a valuation allowance against deferred tax assets in certain foreign jurisdictions. The Company's valuation allowance increased by $4,184 during the year ended February 29, 2020. Any further increase or decrease in the valuation allowance could have a favorable or unfavorable impact on our income tax provision and net income in the period in which such determination is made.

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

As of February 29, 2020, the Company has U.S. federal net operating losses of $45,486, of which (i) $17,703 expire in Fiscal 2035 through 2037 if not utilized, (ii) $20,356 have an indefinite carryforward period available to offset 100% of future taxable income, and (iii) $7,427 have an indefinite carryforward period, but are only available to offset 80% of future taxable income. Based on the technical corrections of the CARES Act, federal net operating losses of $20,356 will expire in Fiscal 2038 if not utilized. The Company has capital loss carryforwards of approximately $14,112 which expire in 2024 and are only available to offset capital gain income. The Company has foreign tax credits of $3,231 which expire in tax years 2025 through 2028. The Company has research and development tax credits of $3,125, which expire in tax years 2035 through 2040. The Company has various foreign net operating loss carryforwards, state net operating loss carryforwards, and state tax credits that expire in various years and amounts through tax year 2040.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance at February 28, 2017	$10,844
Additions based on tax positions taken in the current and prior years	630
Settlements	—
Decreases based on tax positions taken in the prior years	(2,945)
Other	578
Balance at February 28, 2018	$9,107
Additions based on tax positions taken in the current and prior years	2,125
Settlements	—
Decreases based on tax positions taken in the prior years	(1,923)
Other	(227)
Balance at February 28, 2019	$9,082
Additions based on tax positions taken in the current and prior years	399
Settlements	—
Decreases based on tax positions taken in prior years	(2,107)
Other	(139)
Balance at February 29, 2020	$7,235

Of the amounts reflected in the table above at February 29, 2020, $7,235, if recognized, would reduce our effective tax rate. If recognized, $6,232 of the unrecognized tax benefits are likely to attract a full valuation allowance, thereby offsetting the favorable impact to the effective tax rate. Our unrecognized tax benefit non-current consolidated balance sheet liability, including interest and penalties, is $1,225. The Company records accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income. For the years ended February 29, 2020, February 28, 2019 and February 28, 2018, interest and penalties on unrecognized tax benefits were $15, $(389) and $(145), respectively. The balance as of February 29, 2020 and February 28, 2019 was $223 and $210, respectively.  It is reasonably possible that unrecognized tax benefits will decrease by approximately $200 to $300 within the next 12 months.

The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statutes of limitations.  The earliest years' tax returns filed by the Company that are still subject to examination by the tax authorities in the major jurisdictions are as follows:

Jurisdiction	Tax Year

U.S.	2016
Netherlands	2015
Germany	2014

9)	Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,556,976	21,938,100	one	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	ten	Ratably with Class A

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

Stock held in treasury by the Company is accounted for using the cost method which treats stock held in treasury as a reduction to total stockholders' equity and amounted to 2,749,218 and 2,168,094 shares at February 29, 2020 and February 28, 2019, respectively. The cost basis for subsequent sales of treasury shares is determined using an average cost method. In April 2019, the Company was authorized by the Board of Directors to increase the number of Class A Common Stock available for repurchase in the open market to 3,000,000. During the year ended February 29, 2020, the Company repurchased 581,124 shares of common stock for an aggregate cost of $2,742. During the years ended February 28, 2019 and February 28, 2018, the Company repurchased no shares. As of February 29, 2020, 2,418,876 shares of the Company's Class A common stock are authorized to be repurchased in the open market.

10)	Other Stock and Retirement Plans
a)	Supplemental Executive Retirement Plan

The Company has established a Supplemental Executive Retirement Plan ("SERP") to provide additional retirement income to its Chairman and select executive officers. Subject to certain performance criteria, service requirements and age restrictions, employees who participate in the SERP will receive restricted stock awards. The restricted stock awards vest on the later of three years from the date of grant, or the grantee reaching the age of 65 years (see Note 1(u)).

As of February 29, 2020, approximately 542,000 shares of the Company's Class A common stock are reserved for issuance under the Company's Restricted and Stock Option Plans.

b)	Profit Sharing Plans

The Company has established two non-contributory employee profit sharing plans for the benefit of its eligible employees in the United States and Canada. The plans are administered by trustees appointed by the Company. No discretionary contributions were made during the years ended February 29, 2020, February 28, 2019 and February 28, 2018. Contributions required by law to be made for eligible employees in Canada were not material for all periods presented.

c)	401(k) Plans

The VOXX International Corporation 401(k) plan is for all eligible domestic employees. The Company matches a portion of the participant's contributions after three months of service under a predetermined formula based on the participant's contribution level. Shares of the Company's Common Stock are not an investment option in the 401(k) plan and the Company does not use such shares to match participants' contributions. During the years ended February 29, 2020, February 28, 2019 and February 28, 2018, the Company contributed, net of forfeitures, $359, $378 and $388 to the 401(k) Plan.

d)	Cash Bonus Profit Sharing Plan

The Company has a Cash Bonus Profit Sharing Plan that allows it to make profit sharing contributions for the benefit of eligible employees for any fiscal year based on a pre-determined formula on the Company's pre-tax profits. The size of the contribution is dependent upon the performance of the Company. A participant’s share of the contribution is determined pursuant to the participant’s eligible wages for the fiscal year as a percentage of total eligible wages for all participants. There were no contributions made to the plan for the years ended February 29, 2020, February 28, 2019 and February 28, 2018.

e)	Deferred Compensation Plan

A Deferred Compensation Plan (the Plan) was adopted by the Company in 1999 for Vice Presidents and above. The Plan is intended to provide certain executives with supplemental retirement benefits as well as to permit the deferral of more of their compensation than they are permitted to defer under the Profit Sharing and 401(k) Plans. The Plan provides for a matching contribution equal to 25% of the employee deferrals up to $20. In Fiscal 2008, the Company suspended all matching contributions to reduce operating expenses. The matching contributions have remained suspended for the years ended February 29, 2020, February 28, 2019 and February 28, 2018. The Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. All compensation deferred under the Plan is held by the Company in an investment trust which is considered an asset of the Company.  The Company has the option of amending or terminating the Plan at any time.

The investments, which amounted to $2,282 and $2,858 at February 29, 2020 and February 28, 2019, respectively, are classified as long-term marketable equity securities and are included in Investment securities on the accompanying Consolidated Balance Sheets and a corresponding liability is recorded in deferred compensation, which is classified as a long-term liability. Unrealized gains and losses on the marketable securities and corresponding deferred compensation liability net to zero in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration. Control of an underlying asset is conveyed if we obtain the rights to direct the use of, and to obtain substantially all of the economic benefit from, the use of the underlying asset. Some of our leases include both lease and non-lease components which are accounted for as a single lease component, as we have elected the practical expedient in ASU 842-10-15-37. Some of our operating lease agreements include variable lease costs, including taxes, common area maintenance or increases in rental costs related to inflation. Such variable payments, other than those dependent upon a market index or rate, are expensed when the obligation for those payments is incurred. Lease expense is recorded in operating expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less which do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise are considered short term leases and are not recorded on the balance sheet. The Company had no short term leases during the year ended February 29, 2020.

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

On September 30, 2019, the Company, through its subsidiary Voxx German Holdings GmbH, executed a sale leaseback transaction, selling its real property in Pulheim, Germany to CLM S.A. RL (“the Purchaser”) for €10,920. Net proceeds received from the transaction were approximately $9,500 after transactional costs of $270 and repayment of the outstanding mortgage, which was $2,104 on September 30, 2019. The transaction qualified for sale leaseback accounting in accordance with ASC 842, “Leases.” Concurrently with the sale, the Company entered into an operating lease arrangement (“lease”) with the Purchaser for a small portion of the real property to continue to operate the combined Magnat/Klipsch sales office in Germany, with an initial lease term of five years. The Company recognized a gain related to the execution of the sale transaction of $4,057 for the year ended February 29, 2020, which is recorded in Other income (expense) on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

The components of lease cost for the year ended February 29, 2020 were as follows:

Year Ended February 29,
2020
Operating lease cost (a) (c)	$880
Finance lease cost:
Amortization of right of use assets (a)	684
Interest on lease liabilities (b)	47
Total finance lease cost	$731

(a)	Recorded within Selling, general and administrative, Engineering and technical support, and Cost of sales on the Consolidated Statements of Operations and Comprehensive (Loss) Income.
(b)	Recorded within Interest and bank charges on the Consolidated Statements of Operations and Comprehensive (Loss) Income.
(c)	Includes immaterial amounts related to variable rent expense.

Supplemental cash flow information related to leases is as follows:

Year Ended February 29,
2020
Non-cash investing and financing activities:
Right of use assets obtained in exchange for operating lease obligations	$1,312
Property, plant, and equipment obtained in exchange for finance lease obligations	1,024
Upon the adoption of ASC 842:
Right of use assets recorded in exchange for operating lease obligations	$2,227
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$841
Operating cash flows from finance leases	47
Finance cash flows from finance leases	646

Supplemental balance sheet information related to leases is as follows:

February 29, 2020
Operating Leases
Operating lease, right of use assets	$3,143
Total operating lease right of use assets	$3,143
Accrued expenses and other current liabilities	$784
Operating lease liabilities, less current portion	2,391
Total operating lease liabilities	$3,175
Finance Leases
Property, plant and equipment, gross	$2,503
Accumulated depreciation	(1,209)
Total finance lease right of use assets	$1,294
Accrued expenses and other current liabilities	$613
Finance lease liabilities, less current portion	720
Total finance lease liabilities	$1,333
Weighted Average Remaining Lease Term
Operating leases	4.4 years
Finance leases	3.9 years
Weighted Average Discount Rate
Operating leases	5.98%
Finance leases	3.87%

At February 29, 2020, maturities of lease liabilities for each of the succeeding years were as follows:

	Operating Leases	Finance Leases
2021	$948	$640
2022	907	428
2023	641	228
2024	480	80
2025	359	—
Thereafter	268	—
Total lease payments	3,603	1,376
Less imputed interest	428	43
Total	$3,175	$1,333

As of February 29, 2020, the Company has not entered into any lease agreements that have not yet commenced.

At February 28, 2019, the Company was obligated under non-cancellable operating leases for equipment and warehouse facilities related to continuing operations for minimum annual rental payments for each of the succeeding fiscal years:

Operating Leases
2020	$946
2021	604
2022	391
2023	154
2024	10
Thereafter	—
Total minimum lease payments	$2,105

Rental expense for the above-mentioned operating lease agreements and other rental agreements on a month-to-month basis was $883 and $1,163 for the years ended February 28, 2019 and February 28, 2018, respectively.

The Company owns and occupies buildings as part of its operations. Certain space within these buildings may, from time to time, be leased to third parties from which the Company earns rental income as lessor. This leased space is recorded within property, plant and equipment and was not material to the Company's Consolidated Balance Sheet at February 29, 2020. Rental income earned by the Company for the years ended February 29, 2020, February 28, 2019, and February 28, 2018 was $663, $517, and $553, respectively, which is recorded within Other income (expense).

12)	Financial Instruments
a)	Off-Balance Sheet Risk

Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit principally to secure certain bank obligations and insurance policies. The Company had no open commercial letters of credit at February 29, 2020 and February 28, 2019. Standby letters of credit amounted to $68 and $892 at February 29, 2020 and February 28, 2019, respectively.  The terms of these letters of credit are all less than one year. No material loss is anticipated due to nonperformance by the counter parties to these agreements. The fair value of the standby letters of credit is estimated to be the same as the contract values based on the short-term nature of the fee arrangements with the issuing banks.

At February 29, 2020, the Company had unconditional purchase obligations for inventory commitments of $54,255. These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

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

At both February 29, 2020 and February 28, 2019, the Company's five largest customer balances accounted for approximately 24% of accounts receivable.  No customer accounted for more than 10% of net sales from continuing operations during the years ended February 29, 2020, February 28, 2019 or February 28, 2018. The Company's five largest customers represented 24%, 25%, and 26% of net sales from continuing operations during the years ended February 29, 2020, February 28, 2019, and February 28, 2018, respectively.

A portion of the Company's customer base may be susceptible to downturns in the retail economy, particularly in the consumer electronics industry. Additionally, customers specializing in certain automotive sound, security and accessory products may be impacted by fluctuations in automotive sales.

13)	Financial and Product Information About Foreign and Domestic Operations

Segments

Effective March 1, 2019, the Company revised its reportable segments to better reflect the way the Company now manages its business. To reflect management’s revised perspective, the Company now classifies its operations in the following three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. Prior year amounts have been reclassified to conform to the current presentation.

Our Automotive Electronics segment designs, manufactures, distributes and markets rear-seat entertainment devices, satellite radio products, automotive security, vehicle access systems, remote start systems, mobile multimedia devices, aftermarket/OE-styled radios, car link-smartphone telematics application, driver distraction products, collision avoidance systems, location-based services, turn signal switches, automotive lighting products, automotive sensing and camera systems, USB ports, cruise control systems, and heated seats.

Our Consumer Electronics segment designs, manufactures, distributes and markets home theater systems, high-end loudspeakers, outdoor speakers, business music systems, cinema speakers, flat panel speakers, wireless and Bluetooth speakers, soundbars, wired and wireless headphones and ear buds, DLNA (Digital Living Network Alliance) compatible devices, remote controls, karaoke products, public safety solutions, infant/nursery products, activity tracking bands, healthcare wearables, smart-home products, security and monitoring products, infant and nursery products, personal sound amplifiers, as well as A/V connectivity, portable/home charging, reception and digital consumer products.

Our Biometrics segment designs, markets and distributes iris identification and biometric security related products.

Each operating segment is individually reviewed and evaluated by our Chief Operating Decision Maker (CODM), who allocates resources and assesses performance of each segment individually. The Company's Chief Executive Officer has been identified as the CODM. The CODM evaluates performance and allocates resources based upon a number of factors, the primary profit measure being income before income taxes of each segment. Certain costs and royalty income are not allocated to the segments and are reported as Corporate/Eliminations. Costs not allocated to the segments include professional fees, public relations costs, acquisition costs and costs associated with executive and corporate management departments, including salaries, benefits, depreciation, rent and insurance.

The segments share many common resources, infrastructures, and assets in the normal course of business.  Thus, the Company does not report assets or capital expenditures by segment to the CODM.

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

Segment data from continuing operations for each of the Company's segments are presented below:

	Automotive Electronics	Consumer Electronics	Biometrics	Corporate/ Eliminations	Total
Fiscal Year Ended February 29, 2020
Net sales	$114,154	$279,675	$461	$599	$394,889
Equity in income of equity investees	5,174	—	—	—	5,174
Interest expense and bank charges	436	10,076	1,279	(8,222)	3,569
Depreciation and amortization expense	878	4,390	3,136	4,874	13,278
(Loss) income before income taxes (a)	(724)	9,385	(39,241)	(10,360)	(40,940)

Fiscal Year Ended February 28, 2019
Net sales	$161,647	$283,144	$1,098	$927	$446,816
Equity in income of equity investees	6,618	—	—	—	6,618
Interest expense and bank charges	868	10,852	4,013	(11,284)	4,449
Depreciation and amortization expense	1,002	4,419	3,158	3,765	12,344
Income (loss) before income taxes (b)	13,842	(29,348)	(18,928)	(24,529)	(58,963)

Fiscal Year Ended February 28, 2018
Net sales	$155,480	$350,526	$636	$450	$507,092
Equity in income of equity investees	7,178	—	—	—	7,178
Interest expense and bank charges	967	12,223	2,869	(10,050)	6,009
Depreciation and amortization expense	1,027	4,989	3,166	2,992	12,174
Income (loss) before income taxes	13,922	(3,872)	(18,832)	(15,322)	(24,104)

(a)

Included within Income (loss) before taxes for the year ended February 29, 2020 are intangible asset impairment charges totaling $30,230 ($2,828 within the Consumer Electronics segment and $27,402 within the Biometrics segment) (see Note 1(k)). Also included within Income (loss) before taxes for the year ended February 29, 2020 is the gain on the sale of real property in Pulheim, Germany of $4,057 within the Consumer Electronics segment (see Note 11).

(b)

Included in income (loss) before income taxes for the year ended February 28, 2019 are intangible asset impairment charges totaling $25,789 ($25,629 within the Consumer Electronics segment and $160 within the Automotive Electronics segment) (see Note 1(k)), an impairment charge of $3,473 related to investment properties in Venezuela within the Automotive Electronics segment (see Note 1(p)), as well as charges of $16,509 within Corporate related to the write-off of uncollectible notes receivable (see Note 1(f)).

No customer accounted for more than 10% of consolidated net sales from continuing operations during the years ended February 29, 2020, February 28, 2019 or February 28, 2018.

Geographic net sales information from continuing operations in the table below is based on the location of the selling entity.  Long-lived assets, consisting of fixed assets, are reported below based on the location of the asset.

	United States	Europe	Other	Total
Fiscal Year Ended February 29, 2020
Net sales	$322,612	$69,755	$2,522	$394,889
Long-lived assets	48,111	3,099	214	51,424

Fiscal Year Ended February 28, 2019
Net sales	$393,834	$49,970	$3,012	$446,816
Long-lived assets	48,870	11,553	70	60,493

Fiscal Year Ended February 28, 2018
Net sales	$446,262	$57,447	$3,383	$507,092
Long-lived assets	48,571	12,979	3,709	65,259

14)	Revenue from Contracts with Customers

The Company operates in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. ASC Topic 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales are disaggregated by segments and product type for the years ended February 29, 2020, February 28, 2019 and February 28, 2018. On March 1, 2019, the Company revised its reportable segments to better reflect the way the Company now manages its business (see Note 13). Prior year segment amounts have been reclassified to conform to the current presentation.

	Year ended February 29, 2020	Year ended February 28, 2019	Year ended February 28, 2018
Automotive Electronics Segment
OEM Products	$49,673	$90,844	$77,902
Aftermarket Products	64,481	70,803	77,578
Total Automotive Electronics Segment	114,154	161,647	155,480

Consumer Electronics Segment
Premium Audio Products	170,762	158,436	172,406
Other Consumer Electronic Products	108,913	124,708	178,120
Total Consumer Electronics Segment	279,675	283,144	350,526

Biometrics Segment
Biometric Products	461	1,098	636
Total Biometrics Segment	461	1,098	636

Corporate/Eliminations	599	927	450

Total Net Sales	$394,889	$446,816	$507,092

As of February 29, 2020 and February 28, 2019, the balance of the Company's return asset was $1,544 and $1,962, respectively, and the balance of the refund liability was $3,779 and $4,415, respectively, which are presented within Prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheets.

The Company had no contract asset or contract liability balances at February 29, 2020 or February 28, 2019. No performance obligation related amounts were deferred as of February 29, 2020.

15)	Contingencies

The Company is currently, and has in the past, been a party to various routine legal proceedings incident to the ordinary course of business. If management determines, based on the underlying facts and circumstances of each matter, that it is probable a loss will result from a litigation contingency and the amount of the loss can be reasonably estimated, the estimated loss is accrued for. The Company does not believe that any current outstanding litigation will have a material adverse effect on the Company's financial statements, individually or in the aggregate.

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

16)	Unaudited Quarterly Financial Data

Selected unaudited, quarterly financial data of the Company for the years ended February 29, 2020 and February 28, 2019 appear below:

	Quarters Ended
	February 29, 2020	November 30, 2019	August 31, 2019	May 31, 2019
2020	(a)	(b)	(c)
Net sales	$101,077	$110,112	$90,246	$93,454
Gross profit	28,534	31,464	23,769	26,009

Net (loss) income attributable to Voxx International Corporation	$(21,795)	$2,464	$(5,964)	$(1,148)

(Loss) income per share - basic: Attributable to VOXX International Corporation	$(0.90)	$0.10	$(0.24)	$(0.05)

(Loss) income per share - diluted: Attributable to VOXX International Corporation	$(0.90)	$0.10	$(0.24)	$(0.05)

	Quarters Ended
	February 28, 2019	November 30, 2018	August 31, 2018	May 31, 2018
2019	(d)		(e)
Net sales	$107,457	$129,637	$108,867	$100,855
Gross profit	23,754	38,923	31,063	27,677

Net (loss) income attributable to Voxx International Corporation	$(36,560)	$12,211	$(20,803)	$(939)

(Loss) income per share - basic: Attributable to VOXX International Corporation	$(1.50)	$0.50	$(0.85)	$(0.04)

(Loss) income per share - diluted: Attributable to VOXX International Corporation	$(1.50)	$0.50	$(0.85)	$(0.04)

Net income per common share is computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for the years.

(a)

Included in the Net loss attributable to VOXX International Corporation for the quarter ended February 29, 2020 are impairment charges of $30,230 related to definite and indefinite lived intangible assets.

(b)	Included in Net income attributable to VOXX International Corporation for the quarter ended November 30, 2019 is the gain of $4,057 resulting from the sale of real property in Pulheim, Germany.

(c)

Included in the Net loss attributable to VOXX International Corporation for the quarter ended August 31, 2019 is the gain of $775 due to the hold-back release related to the Company’s investment in RxNetworks (see Note 1(f)).

(d)

Included in the Net loss attributable to VOXX International Corporation for the quarter ended February 28, 2019 are impairment charges totaling $15,975 related to indefinite lived intangible assets (see Note 1(k)) and an impairment charge of $16,509 related to uncollectible notes receivable (see Note 1(f)).

(e)

Included in the Net loss attributable to VOXX International Corporation for the quarter ended August 31, 2018 are impairment charges totaling $9,814 related to indefinite lived intangible assets (see Note 1(k)) and an impairment charge of $3,473 related to investment properties in Venezuela (see Note 1(p)).

17)	Subsequent Events

Wells Fargo Credit Facility

On April 8, 2020, the Company borrowed $20,000 from the available funds under its Credit Facility.

On June 11, 2020, the Company entered into Amendment No. 7 to the Credit Facility. Pursuant to the terms thereof, the Credit Facility was amended primarily to: (i) provide for a Maximum Credit under the Credit Facility of $127,500; (ii) extend the Maturity Date to April 26, 2022; (iii) allow for LIBOR replacement under certain conditions and amend the LIBOR and Base Rate margins; (iv) raise the Excess Availability related to a Compliance Period to 20%; and (v) increase the Real Property Availability by including the Company’s Michigan real estate in the Borrowing Base.

SCHEDULE II

VOXX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years ended February 29, 2020, February 28, 2019 and February 28, 2018

(In thousands)

Column A	Column B	Column C	Column D (b)		Column E
Description	Balance at Beginning of Year	Gross Amount Charged to Costs and Expenses	Reversals of Previously Established Accruals	Deductions (a)	Balance at End of Year
Year ended February 29, 2020
Allowance for doubtful accounts	$2,548	$253	$—	$847	$1,954
Cash discount allowances	1,125	5,243	—	5,617	751
Sales return reserve	4,415	13,243	—	13,879	3,779
Accrued sales incentives	13,574	35,345	(114)	36,555	12,250
Reserve for warranties and product repair costs	4,469	4,935	—	4,656	4,748

Year ended February 28, 2019
Allowance for doubtful accounts	$2,196	$858	$—	$506	$2,548
Cash discount allowances	1,205	6,112	—	6,192	1,125
Sales return reserve (c)	3,779	10,391	—	9,755	4,415
Accrued sales incentives	14,020	37,272	(202)	37,516	13,574
Reserve for warranties and product repair costs	6,233	6,091	—	7,855	4,469

Year ended February 28, 2018
Allowance for doubtful accounts	$4,495	$667	$—	$2,966	$2,196
Cash discount allowances	1,233	6,407	—	6,435	1,205
Sales return reserve	1,516	5,450	—	5,306	1,660
Accrued sales incentives	13,154	42,722	(45)	41,811	14,020
Reserve for warranties and product repair costs	5,608	7,428	—	6,803	6,233

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

(b)

Within the reserve for warranties and product repair costs, Column D includes $188 and $500 of liabilities acquired during our VSHC and Rosen acquisitions in Fiscal 2020 and Fiscal 2018, respectively, and $832 that was reclassified to the return asset established in conjunction with the implementation of ASC Topic 606 in Fiscal 2019. Within the accrued sales incentives, Column D incudes $28 of liabilities acquired during our VSHC acquisition in Fiscal 2020.

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

3.2	Certificate of Ownership and Merger (incorporated by reference to the Company's Form 8-K filed on December 6, 2011)

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to the Company's Form 8-K filed on December 6, 2011)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Grant Thornton LLP (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1	Consolidated Financial Report of Audiovox Specialized Applications LLC (ASA) as of November 30, 2019 and 2018 and for the Years Ended November 30, 2019, 2018 and 2017 (filed herewith)

99.2	Consent of RSM U.S. LLP (filed herewith)

101

The following materials from VOXX International Corporation's Annual Report on Form 10-K for the period ended February 29, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii), the Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

All other schedules are omitted because the required information is shown in the financial statements or notes thereto or because they are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

June 15, 2020	By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick M. Lavelle Patrick M. Lavelle	President; Chief Executive Officer (Principal Executive Officer) and Director	June 15, 2020
/s/ Charles M. Stoehr Charles M. Stoehr	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	June 15, 2020
/s/ John J. Shalam John J. Shalam	Chairman of the Board of Directors	June 15, 2020
/s/ John Adamovich, Jr. John Adamovich, Jr.	Director	June 15, 2020
/s/ Denise Gibson Denise Gibson	Director	June 15, 2020
/s/ Peter A. Lesser Peter A. Lesser	Director	June 15, 2020
/s/ Ari Shalam Ari Shalam	Director	June 15, 2020