Form 10-Q
period 2020-05-31
VOXX International Corp
filed 2020-07-10
CIK 807707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of July 8, 2020
Class A Common Stock	21,656,976 Shares
Class B Common Stock	2,260,954 Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	May 31, 2020	February 29, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$69,039	$37,425
Accounts receivable, net	55,069	69,714
Inventory	105,409	99,110
Receivables from vendors	236	230
Prepaid expenses and other current assets	11,186	10,885
Income tax receivable	442	456
Total current assets	241,381	217,820
Investment securities	1,741	2,282
Equity investment	21,284	21,924
Property, plant and equipment, net	50,705	51,424
Operating lease, right of use asset	3,175	3,143
Goodwill	55,000	55,000
Intangible assets, net	87,193	88,288
Deferred income tax assets	52	52
Other assets	1,541	1,638
Total assets	$462,072	$441,571
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$32,146	$22,096
Accrued expenses and other current liabilities	34,552	34,046
Income taxes payable	2,190	1,523
Accrued sales incentives	9,826	12,250
Current portion of long-term debt	1,116	1,107
Total current liabilities	79,830	71,022
Long-term debt, net of debt issuance costs	26,180	6,099
Finance lease liabilities, less current portion	594	720
Operating lease liabilities, less current portion	2,340	2,391
Deferred compensation	1,741	2,282
Deferred income tax liabilities	4,477	3,828
Other tax liabilities	1,213	1,225
Other long-term liabilities	3,427	3,294
Total liabilities	119,802	90,861
Commitments and contingencies (see Note 25)
Redeemable equity (see Note 8)	2,682	2,481
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 21)	—	—
Common stock:
Class A, $.01 par value, 60,000,000 shares authorized, 24,406,194 and 24,306,194 shares issued and 21,656,976 and 21,556,976 shares outstanding at May 31, 2020 and February 29, 2020, respectively	245	244
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding at both May 31, 2020 and February 29, 2020	22	22
Paid-in capital	299,579	299,228
Retained earnings	113,867	122,139
Accumulated other comprehensive loss	(18,742)	(19,055)
Less: Treasury stock, at cost, 2,749,218 shares of Class A Common Stock at both May 31 2020 and February 29, 2020	(23,918)	(23,918)
Less: Redeemable equity	(2,682)	(2,481)
Total VOXX International Corporation stockholders' equity	368,371	376,179
Non-controlling interest	(28,783)	(27,950)
Total stockholders' equity	339,588	348,229
Total liabilities, redeemable equity, and stockholders' equity	$462,072	$441,571

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share data)

	Three months ended May 31,
	2020	2019
Net sales	$71,987	$93,454
Cost of sales	52,012	67,445
Gross profit	19,975	26,009
Operating expenses:
Selling	8,362	9,881
General and administrative	14,995	17,425
Engineering and technical support	4,485	5,807
Total operating expenses	27,842	33,113
Operating loss	(7,867)	(7,104)
Other (expense) income:
Interest and bank charges	(853)	(997)
Equity in income of equity investee	862	1,440
Other, net	534	1,644
Total other income, net	543	2,087
Loss before income taxes	(7,324)	(5,017)
Income tax expense (benefit)	1,781	(2,645)
Net loss	(9,105)	(2,372)
Less: net loss attributable to non-controlling interest	(833)	(1,224)
Net loss attributable to VOXX International Corporation	$(8,272)	$(1,148)
Other comprehensive income (loss):
Foreign currency translation adjustments	504	(811)
Derivatives designated for hedging	(177)	(107)
Pension plan adjustments	(14)	14
Other comprehensive income (loss), net of tax	313	(904)
Comprehensive loss attributable to VOXX International Corporation	$(7,959)	$(2,052)
Loss per share - basic: Attributable to VOXX International Corporation	$(0.34)	$(0.05)
Loss per share - diluted: Attributable to VOXX International Corporation	$(0.34)	$(0.05)
Weighted-average common shares outstanding (basic)	24,224,478	24,355,791
Weighted-average common shares outstanding (diluted)	24,224,478	24,355,791

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity

For the three months ended May 31, 2020 and 2019

(In thousands, except share and per share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Treasury Stock	Redeemable Equity	Total Stock- holders' Equity
Balances at February 29, 2020	$266	$299,228	$122,139	$(19,055)	$(27,950)	$(23,918)	$(2,481)	$348,229
Net loss	—	—	(8,272)	—	(833)	—	—	(9,105)
Other comprehensive income, net of tax	—	—	—	313	—	—	—	313
Stock-based compensation expense	1	351	—	—	—	—	(201)	151
Balances at May 31, 2020	$267	$299,579	$113,867	$(18,742)	$(28,783)	$(23,918)	$(2,682)	$339,588

Balances at February 28, 2019	$264	$296,946	$148,582	$(16,944)	$(12,571)	$(21,176)	$-	$395,101
Net loss	—	—	(1,148)	—	(1,224)	—	—	(2,372)
Other comprehensive loss, net of tax	—	—	—	(904)	—	—	—	(904)
Stock-based compensation expense	—	159	—	—	—	—	—	159
Balances at May 31, 2019	$264	$297,105	$147,434	$(17,848)	$(13,795)	$(21,176)	$-	$391,984

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Three months ended May 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(9,105)	$(2,372)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,543	3,067
Amortization of debt discount	206	206
Bad debt (recovery) expense	(7)	52
Reduction in the carrying amount of the right of use asset	243	225
Gain on forward contracts	(67)	(107)
Equity in income of equity investees	(862)	(1,440)
Distribution of income from equity investees	1,502	1,472
Deferred income tax expense (benefit)	644	(1,154)
Non-cash compensation adjustment	(541)	326
Stock based compensation expense	351	159
(Gain) loss on sale of property, plant and equipment	—	1
Changes in operating assets and liabilities:
Accounts receivable	14,842	11,401
Inventory	(6,059)	(1,278)
Receivables from vendors	(4)	462
Prepaid expenses and other	(255)	1,099
Investment securities-trading	541	(136)
Accounts payable, accrued expenses, accrued sales incentives and other liabilities	7,638	(6,502)
Income taxes payable	675	(1,213)
Net cash provided by operating activities	12,285	4,268
Cash flows used in investing activities:
Purchases of property, plant and equipment	(586)	(703)
Net cash used in investing activities	(586)	(703)
Cash flows provided by (used in) financing activities:
Principal payments on finance lease obligation	(169)	(108)
Repayment of bank obligations	(125)	(1,428)
Borrowings on bank obligations	20,000	—
Net cash provided by (used in) financing activities	19,706	(1,536)
Effect of exchange rate changes on cash	209	(261)
Net increase in cash and cash equivalents	31,614	1,768
Cash and cash equivalents at beginning of period	37,425	58,236
Cash and cash equivalents at end of period	$69,039	$60,004

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(1)	Basis of Presentation

The accompanying unaudited interim consolidated financial statements of VOXX International Corporation and Subsidiaries ("Voxx" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270 for interim financial information, and in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations, changes in stockholders’ equity, and cash flows for all periods presented.  The results of operations are not necessarily indicative of the results to be expected for the full fiscal year or any interim period.  These unaudited consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 29, 2020.

We operate in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. See Note 23 for the Company's segment reporting disclosures.

(2)	Acquisitions

On January 31, 2020, the Company acquired certain assets and liabilities of Vehicle Safety Holdings Corp. (“VSHC”) via an asset purchase agreement for a preliminary purchase price of $16,610, which included $16,500 in cash and contingent consideration with a fair value of $110. Contingent consideration of up to a maximum of $750 is payable based upon the achievement of specified operating results, or the occurrence of certain events over the twelve-month period following the completion of the acquisition. Net sales from VSHC included in our consolidated results for the three months ended May 31, 2020 represented approximately 7% of our consolidated net sales. VSHC’s results of operations are included in the consolidated financial statements of Voxx in our Automotive Electronics segment. The purpose of this acquisition was to expand the Company’s product offerings and market share, as VSHC is a leading developer, manufacturer, and distributor of safety electronics.

The following summarizes the allocation of the purchase price based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition:

January 31, 2020
Assets acquired:
Inventory	$6,982
Accounts receivable	3,415
Right of use assets	483
Other current assets	145
Property and equipment	714
Customer relationships	5,460
Trademarks	560
Patented technology	280
Goodwill	215
Other non-current assets	3
Total assets acquired	$18,257

Liabilities assumed:
Accounts payable	757
Accrued expenses	483
Lease liabilities	219
Warranty accrual	188
Total	$1,647
Total purchase price	$16,610

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

There are no reconciling items which impact the numerator of basic and diluted net (loss) income per common share.  A reconciliation between the denominator of basic and diluted net (loss) income per common share is as follows:

	Three months ended May 31,
	2020	2019
Weighted-average common shares outstanding (basic)	24,224,478	24,355,791
Effect of dilutive securities:
Restricted stock and stock grants	—	—
Weighted-average common shares and potential common shares outstanding (diluted)	24,224,478	24,355,791

Restricted stock and stock grants totaling 596,379 and 627,544 for the three months ended May 31, 2020 and 2019, respectively, were not included in the net (loss) income per diluted share calculation because the grant price of the restricted stock and stock grants was greater than the average market price of the Company’s common stock during these periods, or the inclusion of these components would have been anti-dilutive.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(4)	Investment Securities

As of May 31, 2020, and February 29, 2020, the Company had the following investments:

May 31, 2020
Fair Value
Investment Securities
Marketable Equity Securities
Mutual funds	$1,741
Total Marketable Equity Securities	1,741
Total Investment Securities	$1,741

February 29, 2020
Fair Value
Investment Securities
Marketable Equity Securities
Mutual funds	$2,282
Total Marketable Securities	2,282
Total Investment Securities	$2,282

Equity Securities

Mutual Funds

The Company’s mutual funds are held in connection with its deferred compensation plan. Changes in the carrying value of these securities are offset by changes in the corresponding deferred compensation liability.

(5)	Fair Value Measurements and Derivatives

The Company applies the authoritative guidance on “Fair Value Measurements," which among other things, requires enhanced disclosures about assets and liabilities that are measured and reported at fair value. This guidance establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment.  Investments with readily available active quoted prices, or for which fair value can be measured from actively quoted prices, generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

At May 31, 2020 and February 29, 2020, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

The following table presents financial assets measured at fair value on a recurring basis at May 31, 2020:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$69,039	$69,039	$—
Derivatives:
Designated for hedging	$(606)	$—	$(606)
Investment securities:
Mutual funds	$1,741	$1,741	$—
Total investment securities	$1,741	$1,741	$—

The following table presents financial assets and liabilities measured at fair value on a recurring basis at February 29, 2020:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$37,425	$37,425	$—
Derivatives:
Designated for hedging	$(476)	$—	$(476)
Investment securities:
Mutual funds	$2,282	$2,282	$—
Total investment securities	$2,282	$2,282	$—

At May 31, 2020, the carrying value of the Company's accounts receivable, short-term debt, accounts payable, accrued expenses, bank obligations and long-term debt approximates fair value because of either (i) the short-term nature of the financial instrument; (ii) the interest rate on the financial instrument being reset every quarter to reflect current market rates; or (iii) the stated or implicit interest rate approximates the current market rates or are not materially different from market rates.

Derivative Instruments

The Company’s derivative instruments include forward foreign currency contracts utilized to hedge a portion of its foreign currency inventory purchases. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts ranges from 1 month – 10 months and are classified in the balance sheet according to their terms. The Company also has an interest rate swap agreement as of May 31, 2020 that hedges interest rate exposure related to the outstanding balance of its Florida Mortgage, with monthly payments due through March 2026. The swap agreement locks the interest rate on the debt at 3.48% (inclusive of credit spread) through the maturity date of the loan. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of our interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either assets or liabilities based on the fair value of the instruments at the end of the period.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Financial Statement Classification

The following table discloses the fair value as of May 31, 2020 and February 29, 2020 of the Company’s derivative instrument:

	Derivative Assets and Liabilities
		Fair Value
	Account	May 31, 2020	February 29, 2020
Designated derivative instruments
Foreign currency contracts	Prepaid expenses and other current assets	$—	$—
Interest rate swap agreement	Other long-term liabilities	(606)	(476)
Total derivatives		$(606)	$(476)

Cash Flow Hedges

It is the Company's policy to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company’s derivative instruments are expected to be highly effective. On March 1, 2019, the Company adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, which eliminated the requirement to separately measure and report hedge ineffectiveness. For derivative instruments that are designated and qualify as cash flow hedges, the entire change in fair value of the hedging instrument included in the assessment of the hedge ineffectiveness is recorded to other comprehensive income (“OCI”). When the amounts recorded in OCI are reclassified to earnings, they are presented in the same income statement line item as the effect of the hedged item. The adoption of ASU No. 2017-12 did not have a material impact on the Company’s consolidated financial statements.

On May 29, 2020, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $8,000 and are designated as cash flow hedges at May 31, 2020. During Fiscal 2020, the Company did not enter into any forward foreign currency contracts and all previous contracts settled through February 29, 2020. The current outstanding notional value of the Company's interest rate swap at May 31, 2020 is $7,489. For cash flow hedges, the gain or loss is reported as a component of Other comprehensive (loss) income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The net (loss) income recognized in Other comprehensive (loss) income for foreign currency contracts is expected to be recognized in Cost of sales during the next thirteen months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. The gain or loss on the Company’s interest rate swap is recorded in Other comprehensive (loss) income and subsequently reclassified into Interest and bank charges in the period in which the hedged transaction affects earnings. As of May 31, 2020, no interest rate swaps originally designated for hedge accounting were de-designated or terminated.

Activity related to cash flow hedges recorded during the three months ended May 31, 2020 and 2019 was as follows:

	Three months ended
	May 31, 2020
	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	$—	$68
Interest rate swaps	(130)	—

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

	Three months ended
	May 31, 2019
	Pretax Gain Recognized in Other Comprehensive Income	Pretax Loss Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	$218	$119
Interest rate swaps	(172)	—

(6)	Accumulated Other Comprehensive (Loss) Income

The Company’s accumulated other comprehensive (loss) income consists of the following:

	Foreign Currency Translation Losses	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 29, 2020	$(17,739)	$(887)	$(429)	$(19,055)
Other comprehensive income (loss) before reclassifications	504	(14)	(177)	313
Reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive income (loss)	504	(14)	(177)	313
Balance at May 31, 2020	$(17,235)	$(901)	$(606)	$(18,742)

During the three months ended May 31, 2020, the Company recorded tax expense related to derivatives designated in a hedging relationship of $(21), and pension plan adjustments of $0.

The other comprehensive income (loss) before reclassification of $504 includes the remeasurement of intercompany transactions of a long-term investment nature of $(186) with certain subsidiaries whose functional currency is not the U.S. dollar, and $690 from translating the financial statements of the Company's non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar.

(7)	Supplemental Cash Flow Information

The following is supplemental information relating to the Unaudited Consolidated Statements of Cash Flows:

	Three months ended May 31,
	2020	2019
Non-cash investing and financing activities:
Issuance of redeemable equity	$201	$-
Cash paid during the period:
Interest (excluding bank charges)	$291	$337
Income taxes (net of refunds)	466	289

(8)	Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Company’s Form 10-K for the fiscal year ended February 29, 2020.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Restricted stock awards are granted pursuant to the Company's 2012 Equity Incentive Plan (the "2012 Plan"). A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates for a reason other than death, disability, or retirement prior to the release of the restrictions.

The Company's Omnibus Equity Incentive Plan was established in 2014 (the "2014 Plan"). Pursuant to the 2014 Plan, Restricted Stock Units ("RSUs") may be awarded by the Company to any individual who is employed by, provides services to, or serves as a director of the Company or its affiliates. RSUs vest on the later of three years from the date of grant, or the grantee reaching the age of 65 years. The RSU awards will also vest upon the sale of all of the Company's issued and outstanding stock, the sale of all, or substantially all, of the assets of a subsidiary of which the grantee serves as CEO and/or President, or the termination of the grantee's employment without cause, provided that the grantee at the time of termination has been employed for at least 10 years. When vested, RSU awards may be settled in shares of common stock or in cash, at the Company's sole option. There are no market conditions inherent in an RSU award, only the employee performance requirement for performance awards, and the service requirement that the respective employee continues employment with the Company through the vesting date. In July 2019, the Company granted 71,352 RSU awards under the 2014 Plan. The Company expenses the cost of RSU awards on a straight-line basis over the requisite service period of each grantee. For these purposes, the fair market value of each RSU is determined based on the mean of the high and low price of the Company's common stock on the grant date. The fair market value of each RSU granted in July 2019 was $4.65.

Grant of Shares to Chief Executive Officer

On July 8, 2019, the Board of Directors approved a five-year Employment Agreement (the “Employment Agreement”), effective March 1, 2019, by and between the Company and Patrick M. Lavelle, the Company’s President and Chief Executive Officer. Under the terms of the Employment Agreement, in addition to a $1,000 annual salary and a cash bonus based on the Company’s Adjusted EBITDA, Mr. Lavelle agreed to receive certain stock-based compensation as discussed below:

-	An initial stock grant of 200,000 fully vested shares of Class A Common Stock issued in July 2019 under the 2012 Plan.

-

Additional stock grants of 100,000 shares of Class A Common Stock to be issued on each of March 1, 2020, March 1, 2021, and March 1, 2022. Compensation expense of $103 was recognized during the three months ended May 31, 2020 based upon the grant fair value of $4.15 per share using the graded vesting attribution method.

-

Grant of market stock units (“MSU’s”) up to a maximum value of $5,000, based upon the achievement of a 90-calendar day average stock price of no less than $5.49 over the performance period ending on the third and fifth anniversary of the effective date of the Employment Agreement. The value of the MSU award increases based upon predetermined targeted 90-calendar day average stock prices with a maximum of $5,000 if the 90-calendar day average high stock price equals or exceeds $15.00. The number of shares to be issued related to the MSUs based upon achievement of the maximum award value of $5,000 and if issued at $15.00 per share is estimated at 333,333 shares. Actual results may differ based upon when the high average stock price is achieved and settled.  We recognized stock-based compensation expense of $61 during the three months ended May 31, 2020 related to these MSU’s using the graded vesting attribution method over the performance period. As of May 31, 2020, all of the MSU’s remain outstanding.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

All stock grants under the Employment Agreement are subject to a hold requirement as specified in the Employment Agreement. The Employment Agreement gave Mr. Lavelle, in certain limited change of control situations, the right to require the Company to purchase the shares in connection with the Employment Agreement, shares personally acquired by Mr. Lavelle, and shares issued to him under other incentive compensation arrangements.  Accordingly, the stock awards issued in connection with the Employment Agreement are presented as redeemable equity on the Consolidated Balance Sheet at grant-date fair value. RSUs previously held by Mr. Lavelle under the 2014 Plan and shares personally purchased by Mr. Lavelle have been reclassified from permanent equity to redeemable equity. As the contingent events that would allow Mr. Lavelle to redeem the shares are not probable at this time, remeasurement of the amounts in redeemable equity have not been recorded.  The Employment Agreement contains certain restrictive and non-solicitation covenants.

The following table presents a summary of the activity related to the initial stock grant, additional stock grants under the Employment Agreement, and RSU grants under the 2014 Plan for the three months ended May 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested award balance at February 29, 2020	715,152	$5.07
Granted	—	—
Vested	22,804	5.59
Vested and settled	100,000	4.15
Forfeited	—	—
Unvested award balance at May 31 2020	592,348	$5.21

At May 31, 2020, there were 306,548 vested and unsettled RSU awards under the Company’s 2014 Plan with a weighted average fair value of $6.83.

During the three months ended May 31, 2020, the Company recorded $351 in total stock-based compensation related to the 2014 Plan, additional stock grants and MSU’s under the Employment Agreement. As of May 31, 2020, there was approximately $2,000 of unrecognized stock-based compensation expense related to unvested restricted stock awards.

(9)	Supply Chain Financing

The Company has supply chain financing agreements and factoring agreements that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The balances under the agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three months ended May 31, 2020, net of discounts, were $18,875 compared to $22,649 for the three months ended May 31, 2019.

(10)	Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $1,855 for the three months ended May 31, 2020, compared to $1,863 for the three months ended May 31, 2019, net of customer reimbursements, and are included within Engineering and technical support expenses on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(11)	Goodwill and Intangible Assets

The change in goodwill by segment is as follows:

Automotive Electronics:	Amount
Beginning balance at March 1, 2020	$8,467
Activity during the period	—
Balance at May 31, 2020	$8,467
Gross carrying value at May 31, 2020	$8,467
Accumulated impairment charge	—
Net carrying value at May 31, 2020	$8,467
Consumer Electronics:
Beginning balance at March 1, 2020	$46,533
Activity during the period	—
Balance at May 31, 2020	$46,533
Gross carrying value at May 31, 2020	$78,696
Accumulated impairment charge	(32,163)
Net carrying value at May 31, 2020	$46,533
Total Goodwill, net	$55,000

The Company's Biometrics segment did not carry a goodwill balance at May 31, 2020 or February 29, 2020.

At May 31, 2020, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$51,592	$32,857	$18,735
Trademarks/Tradenames	1,045	457	588
Developed technology	14,144	12,312	1,832
Patents	5,659	3,895	1,764
License	1,400	1,400	—
Contract	1,556	1,556	—
Total finite-lived intangible assets	$75,396	$52,477	22,919
Indefinite-lived intangible assets
Trademarks			64,274
Total intangible assets, net			$87,193

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

At February 29, 2020, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$51,491	$31,880	$19,611
Trademarks/Tradenames	1,045	437	608
Developed technology	14,144	12,244	1,900
Patents	5,651	3,691	1,960
License	1,400	1,400	—
Contract	1,556	1,556	—
Total finite-lived intangible assets	$75,287	$51,208	24,079
Indefinite-lived intangible assets
Trademarks			64,209
Total intangible assets, net			$88,288

The Company recorded amortization expense of $1,169 for the three months ended May 31, 2020 and $1,748 for the three months ended May 31, 2019. The estimated aggregate amortization expense for all amortizable intangibles for May 31 of each of the succeeding years is as follows:

Year	Amount
2022	$4,878
2023	4,466
2024	3,620
2025	3,360
2026	3,200

(12)	Equity Investment

As of May 31, 2020 and February 29, 2020, the Company has a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	May 31, 2020	February 29, 2020
Current assets	$45,943	$47,738
Non-current assets	5,265	5,453
Liabilities	8,640	9,343
Members' equity	42,568	43,848

	Three months ended May 31,
	2020	2019
Net sales	$16,441	$26,124
Gross profit	5,911	7,955
Operating income	1,604	2,769
Net income	1,724	2,880

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

The Company's share of income from ASA was $862 for the three months ended May 31, 2020, and $1,440 for the three months ended May 31, 2019. The decrease in ASA’s operating and net income for the three months ended May 31, 2020 compared to the prior year period is primarily a result of the impact of the COVID-19 pandemic on ASA’s sales during the period due to business shut downs and quarantine orders.

(13)	Income Taxes

The Company’s provision for income taxes consists of federal, foreign and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year.  At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to COVID-19 pandemic. The CARES Act made various tax law changes, including among other things (i) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest (ii) enacted technical corrections so that qualified improvement property can be immediately expensed under IRC Section 168(k) and net operating losses arising in tax years beginning in 2017 and ending in 2018 can be carried back two years and carried forward twenty years without a taxable income limitation as opposed to carried forward indefinitely, and (iii) made modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years. With respect to the technical correction to net operating losses, the Company recorded a discrete income tax provision of $4,275 during the three months ended May 31, 2020, as its valuation allowance related to net operating losses with limited carryforward periods increased.

For the three months ended May 31, 2020, the Company recorded an income tax provision of $1,781, which includes a discrete income tax provision of $4,292. The Company recorded a discrete tax provision of $4,275 related to an increase in valuation allowance as a result of the technical correction to net operating losses as provided in the CARES Act, and a discrete income tax provision of $17 related to the accrual for interest for unrecognized tax benefits. For the three months ended May 31, 2019, the Company recorded an income tax benefit of $2,645, which includes a discrete income tax provision of $19, related to the accrual of interest for unrecognized tax benefits.

The effective tax rates for the three months ended May 31, 2020 and 2019 were an income tax provision of 24.3% on pre-tax loss of $7,324 and an income tax benefit of 52.7% on a pre-tax loss of $5,017. The effective tax rate for the three months ended May 31, 2020 differs from the U.S. statutory rate of 21% primarily due to the immediate U.S. taxation of foreign earnings, non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates. The effective tax rate for the three months ended May 31, 2019 differed from the statutory rate of 21% primarily due to the immediate U.S. taxation of foreign earnings, non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates.

At May 31, 2020, the Company had an uncertain tax position liability of $1,213, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S. federal, state and local, and foreign tax issues.

(14)	Inventory

Inventories by major category are as follows:

	May 31, 2020	February 29, 2020
Raw materials	$25,058	$29,115
Work in process	2,224	2,366
Finished goods	78,127	67,629
Inventory	$105,409	$99,110

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(15)	Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs. The liability for product warranties is included within Accrued expenses and other current liabilities and the reserve for product repair costs is recorded as a reduction of Inventory on the Consolidated Balance Sheets.

	Three months ended May 31,
	2020	2019
Opening balance	$4,748	$4,469
Liabilities for warranties accrued during the period	791	1,287
Warranty claims settled during the period	(973)	(1,605)
Ending balance	$4,566	$4,151

(16)	Accrued Restructuring Expense

At February 29, 2020, the Company had accrued restructuring charges of $637 included in Accrued expenses and other current liabilities, representing charges incurred in Fiscal 2019 for the realignment of certain businesses within the organization. During the three months ended May 31, 2020, an additional $301 of the accrual was settled and no additional restructuring expenses were incurred. At May 31, 2020, the remaining restructuring accrual in Accrued expenses and other current liabilities is $336.

(17)	Financing Arrangements

The Company has the following financing arrangements:

	May 31, 2020	February 29, 2020
Debt
Domestic credit facility (a)	$20,000	$—
Florida mortgage (b)	7,489	7,614
Euro asset-based lending obligation - VOXX Germany (c)	—	—
Euro asset-based lending obligation - Magnat (d)	617	607
Total debt	28,106	8,221
Less: current portion of long-term debt	1,116	1,107
Long-term debt	26,990	7,114
Less: debt issuance costs	810	1,015
Total long-term debt, net of debt issuance costs	$26,180	$6,099

(a)	Domestic Credit Facility

As of May 31, 2020, the Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000, and a term loan in the amount of $15,000. The Credit Facility also includes a $15,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 17(b)). The entire outstanding balance of the term loan, which is not renewable, was repaid in Fiscal 2018. The availability under the revolving credit line of the Credit Facility was $43,769 as of May 31, 2020.

All amounts outstanding under the Credit Facility will mature and become due on April 26, 2021; however, it is subject to acceleration upon the occurrence of an Event of Default (as defined in the Credit Agreement). The Company may prepay any amounts outstanding at any time, subject to payment of certain breakage and redeployment costs relating to LIBOR Rate Loans. The commitments under the Credit Facility may be irrevocably reduced at any time, without premium or penalty as set forth in the agreement. On June 11, 2020,

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

the Company amended the Credit Facility. Under the amendment, the committed availability of the revolving credit facility was revised to $127,500 and the maturity date of the facility was extended to April 26, 2022 (see Note 27).

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that swingline loans may only be designated as Base Rate Loans.  Loans designated as LIBOR Rate Loans bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.75 - 2.25%.  Loans designated as Base Rate loans bear interest at a rate equal to the applicable margin for Base Rate Loans of 0.75 - 1.25% as defined in the agreement. As of May 31, 2020, the weighted average interest rate on the facility was 2.50%.

Provided that the Company is in a Compliance Period (the period commencing on that day in which Excess Availability is less than 12.5% of the Maximum Revolver Amount and ending on a day in which Excess Availability is equal to or greater than 12.5% for any consecutive 30 day period thereafter), the Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of May 31, 2020, the Company was not in a Compliance Period.

The obligations under the loan documents are secured by a general lien on, and security interest in, substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles and inventory.  The Company has guaranteed the obligations of the borrowers under the Credit Agreement.

Charges incurred on the unused portion of the Credit Facility during the three months ended May 31, 2020 totaled $116, compared to $126 during the three months ended May 31, 2019. These charges are included within Interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company has deferred financing costs related to the Credit Facility and a previous amendment and modification of the Credit Facility. These deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance and are amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income over the five-year term of the Credit Facility. During both the three months ended May 31, 2020 and 2019, the Company amortized $198 of these costs. The net unamortized balance of these deferred financing costs as of May 31, 2020 is $631.

(b)	Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida.  Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. The Florida Mortgage bears interest at 70% of 1-month LIBOR plus 1.54% (1.67% at May 31, 2020) and is secured by a first mortgage on the property, a collateral

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

assignment of leases and rents and a guaranty by the Company. The financial covenants of the Florida Mortgage are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, which are recorded as deferred financing costs and included in Long-term debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and are being amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income over the ten-year term of the Florida Mortgage. The Company amortized $8 of these costs during both of the three months ended May 31, 2020 and 2019. The net unamortized balance of these deferred financing costs as of May 31, 2020 is $179.

On July 20, 2015, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure related to the Florida Mortgage and pays a fixed rate of 3.48% under the swap agreement (See Note 5).

(c)	Euro Asset-Based Lending Obligation – VOXX Germany

Foreign bank obligations include a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000 for the Company's subsidiary, VOXX Germany, which expires on July 31, 2020. The rate of interest for the ABL is the three-month Euribor plus 2.3% (2.30% at May 31, 2020). As of May 31, 2020, there is no balance outstanding under this credit facility.

(d)	Euro Asset-Based Lending Obligation - Magnat

Foreign bank obligations also include an ABL credit facility, for the Company's subsidiary, Magnat, which expires on December 31, 2020. The rate of interest for the ABL is the three-month Euribor plus 2.1% (2.10% at May 31, 2020).

(18)	Other Income (Expense)

Other income (expense) is comprised of the following:

	Three months ended May 31,
	2020	2019
Foreign currency (loss) gain	$(116)	$106
Interest income	86	390
Rental income	186	142
Miscellaneous	378	1,006
Total other, net	$534	$1,644

The decrease in interest income for the three months ended May 31, 2020 primarily relates to the decrease in interest rates applicable to the Company’s short-term money market investments as compared to the prior year. Included within miscellaneous for the three months ended May 31, 2020 are the proceeds from a key man life insurance policy in the amount of $444 related to a Company executive who passed away during the quarter. For the three months ended May 31, 2019, miscellaneous included proceeds from a key man life insurance policy in the amount of $1,000 related to a former employee of Klipsch Group, Inc. that Voxx became the beneficiary of in conjunction with the acquisition of Klipsch in Fiscal 2012.

(19)	Foreign Currency

The Company has a subsidiary in Venezuela. Venezuela has experienced significant political and civil unrest, as well as economic instability for several years, and has implemented various foreign currency and price controls. The country has also experienced high rates of inflation over the last several years. The President of Venezuela has the authority to legislate certain areas by decree, which allows the government to nationalize certain industries or expropriate certain companies and property. The Company accounts for its Venezuela subsidiary as hyper-inflationary in accordance with the guidelines in ASC 830, "Foreign Currency." A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3-year period.  The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars. As of May 31, 2020, the DICOM rate for the Sovereign Bolivar was approximately

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

198,722 bolivars to the U.S. dollar compared to 5,717 at May 31, 2019. Total net currency exchange gains for Venezuela of $1 were recorded for the three months ended May 31, 2020, as compared to $0 for the three months ended May 31, 2019, and are included in Other income (expense) on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company has certain long-lived assets in Venezuela, which are held for investment purposes. The value of these properties is $0 at May 31, 2020

(20)	Lease Obligations

We account for leases in accordance with ASC 842 “Leases” (“ASC 842”). We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration.

We have operating leases for office equipment, as well as offices, warehouses, and other facilities used for our operations. We also have finance leases comprised primarily of computer hardware and machinery and equipment. Our leases have remaining lease terms of less than 1 year to 7 years, some of which include renewal options. We consider these renewal options in determining the lease term used to establish our right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal option will be exercised. The Company had no short term leases during the three months ended May 31, 2020.

The components of lease cost for the three months ended May 31, 2020 and 2019 were as follows:

	Three months ended	Three months ended
	May 31, 2020	February 29, 2020
Operating lease cost (a) (c)	$243	$226
Finance lease cost:
Amortization of right of use assets (a)	165	232
Interest on lease liabilities (b)	9	12
Total finance lease cost	$174	$244

(a)	Recorded within Selling, General and administrative, Engineering and technical support, and Cost of sales on the Consolidated Statement of Operations and Comprehensive (Loss) Income.
(b)	Recorded within Interest and bank charges on the Consolidated Statement of Operations and Comprehensive Income (Loss).
(c)	Includes immaterial amounts related to variable rent expense.

Supplemental cash flow information related to leases is as follows:

	Three months ended	Three months ended
	May 31, 2020	May 31, 2019
Non-cash investing and financing activities:
Right of use assets obtained in exchange for operating lease obligations	$276	$187
Right of use assets obtained in exchange for finance lease obligations	-	-
Upon the adoption of ASC 842:
Right of use assets recorded in exchange for operating lease obligations	$—	$2,227
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$243	$225
Operating cash flows from finance leases	9	12
Finance cash flows from finance leases	169	108

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Supplemental balance sheet information related to leases is as follows:

	May 31, 2020	February 29, 2020
Operating Leases
Operating lease, right of use assets	$3,175	$3,143
Total operating lease right of use assets	$3,175	$3,143
Accrued expenses and other current liabilities	$870	$784
Operating lease liabilities, less current portion	2,340	2,391
Total operating lease liabilities	$3,210	$3,175
Finance Leases
Property, plant and equipment, gross	$2,503	$2,503
Accumulated depreciation	(1,374)	(1,209)
Total finance lease right of use assets	$1,129	$1,294
Accrued expenses and other current liabilities	$569	$613
Finance lease liabilities, less current portion	594	720
Total finance lease liabilities	$1,163	$1,333
Weighted Average Remaining Lease Term
Operating leases	4.1 years	4.4 years
Finance leases	3.9 years	3.9 years
Weighted Average Discount Rate
Operating leases	5.84%	5.98%
Finance leases	3.87%	3.87%

At May 31, 2020, maturities of lease liabilities for each of the succeeding years were as follows:

	Operating Leases	Finance Leases
2021	$1,029	592
2022	949	374
2023	652	192
2024	465	39
2025	317	—
Thereafter	201	—
Total lease payments	3,613	1,197
Less imputed interest	403	34
Total	$3,210	1,163

As of May 31, 2020, the Company has not entered into any lease agreements that have not yet commenced.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

The Company owns and occupies buildings as part of its operations. Certain space within these buildings may, from time to time, be leased to third parties from which the Company earns rental income as lessor. This leased space is recorded within property, plant and equipment and was not material to the Company's Consolidated Balance Sheet at May 31, 2020. Rental income earned by the Company for the three months ended May 31, 2020 and 2019 was $186 and $142, respectively, which is recorded within Other income (expense).

(21)	Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	May 31, 2020	February 29, 2020	May 31, 2020	February 29, 2020	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,656,976	21,556,976	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	2,749,218	2,749,218	N/A	N/A	N/A

(22)	Variable Interest Entities

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

On September 1, 2015, Voxx acquired a majority voting interest in substantially all of the assets and certain specified liabilities of EyeLock, Inc. and EyeLock Corporation, a market leader of iris-based identity authentication solutions, through a newly-formed entity, EyeLock LLC. The Company issued EyeLock LLC a promissory note for the purposes of repaying protective advances and funding working capital requirements of the entity. On June 2, 2020, this promissory note was amended and restated to allow EyeLock LLC to borrow up to $57,500. Through March 1, 2019, interest on the outstanding principal of the loan accrued at 10%. From March 1, 2019 forward, interest accrues at 2.5%. The amended and restated promissory note is due on August 31, 2020. The outstanding principal balance of this promissory note is convertible at the sole option of Voxx into units of EyeLock LLC. If Voxx chooses not to convert into equity, the outstanding loan principal of the amended and restated promissory note will be repaid at a multiple of 1.50 based on the repayment date. The agreement includes customary events of default and is collateralized by all of the property of EyeLock LLC.

We determined that we hold a variable interest in EyeLock LLC as a result of:

•	our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and
•	the loan agreement with EyeLock LLC, which has a total outstanding balance of $55,740 as of May 31, 2020.

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

Assets and Liabilities of EyeLock LLC

The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheets as of May 31, 2020 and February 29, 2020:

	May 31, 2020	February 29, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$7	$—
Accounts receivable, net	85	147
Inventory, net	2,292	2,052
Prepaid expenses and other current assets	217	313
Total current assets	2,601	2,512
Property, plant and equipment, net	52	69
Intangible assets, net	2,532	2,600
Other assets	60	76
Total assets	$5,245	$5,257
Liabilities and Partners' Deficit
Current liabilities:
Accounts payable	$2,024	$2,086
Interest payable to VOXX	10,344	9,994
Accrued expenses and other current liabilities	423	252
Due to VOXX	55,740	54,074
Total current liabilities	68,531	66,406
Other long-term liabilities	1,200	1,200
Total liabilities	69,731	67,606
Commitments and contingencies
Partners' deficit:
Capital	41,416	41,416
Retained losses	(105,902)	(103,765)
Total partners' deficit	(64,486)	(62,349)
Total liabilities and partners' deficit	$5,245	$5,257

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Revenue and Expenses of EyeLock LLC

The following table sets forth the revenues and expenses of EyeLock LLC that were included in our Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended May 31, 2020 and 2019, respectively:

	For the three months ended May 31,
	2020	2019
Net sales	$97	$21
Cost of sales	119	71
Gross profit	(22)	(50)
Operating expenses:
Selling	177	201
General and administrative	429	1,220
Engineering and technical support	1,155	1,365
Total operating expenses	1,761	2,786
Operating loss	(1,783)	(2,836)
Other expense:
Interest and bank charges	(354)	(300)
Total other expense, net	(354)	(300)
Loss before income taxes	(2,137)	(3,136)
Income tax expense	—	—
Net loss	$(2,137)	$(3,136)

(23)	Segment Reporting

The Company operates in three distinct segments based on our products and our internal organizational structure. The three operating segments, which are also the Company’s reportable segments, are Automotive Electronics, Consumer Electronics, and Biometrics.

Our Automotive Electronics segment designs, manufactures, markets and distributes rear-seat entertainment devices, satellite radio products, automotive security, vehicle access systems, remote start systems, mobile multimedia devices, aftermarket/OE-styled radios, car link-smartphone telematics applications, driver distraction products, collision avoidance systems, location-based services, turn signal switches, automotive lighting products, automotive sensing and camera systems, USB ports, cruise control systems, and heated seats.

Our Consumer Electronics segment designs, manufactures, markets and distributes home theater systems, high-end loudspeakers, outdoor speakers, business music systems, cinema speakers, flat panel speakers, wireless and Bluetooth speakers, soundbars, wired and wireless headphones and ear buds, DLNA (Digital Living Network Alliance) compatible devices, remote controls, karaoke products, personal sound amplifiers, infant/nursery products, activity tracking bands, healthcare wearables, smart-home security and safety products, as well as A/V connectivity, portable/home charging, reception, and digital consumer products.

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

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Segment data for each of the Company's segments is presented below:

	Automotive Electronics	Consumer Electronics	Biometrics	Corporate/ Eliminations	Total
Three Months Ended May 31, 2020
Net sales	$17,276	$54,514	$97	$100	$71,987
Equity in income of equity investees	862	—	—	—	862
Interest expense and bank charges	168	2,188	355	(1,858)	853
Depreciation and amortization expense	466	965	86	1,026	2,543
Loss before income taxes	(3,110)	(53)	(2,137)	(2,024)	(7,324)

Three Months Ended May 31, 2019
Net sales	$29,642	$63,653	$6	$153	$93,454
Equity in income of equity investees	1,440	—	—	—	1,440
Interest expense and bank charges	99	2,398	302	(1,802)	997
Depreciation and amortization expense	187	1,141	785	954	3,067
Income (loss) before income taxes	450	460	(2,980)	(2,947)	(5,017)

(24)	Revenue from Contracts with Customers

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. We apply the FASB’s guidance on revenue recognition, which requires us to recognize the amount of revenue and consideration that we expect to receive in exchange for goods and services transferred to our customers. To do this, the Company applies the five-step model prescribed by the FASB, which requires us to: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy a performance obligation. No performance obligation related amounts were deferred as of May 31, 2020 or May 31, 2019.

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

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of consumer electronic, automotive electronic, and biometric products. Our consumer electronics products primarily consist of finished goods sold to retail and commercial customers, consisting of premium audio products and other consumer electronic products. Our automotive electronic products are sold both to OEM and aftermarket customers. Our biometrics products are primarily sold to retail and commercial customers. We recognize revenue for sales to our customers when transfer of control of the related good or service has occurred. All of our revenue was recognized under the point in time approach for the three months ended May 31, 2020. Contract terms with certain of our OEM customers could result in products and services being transferred over time as a result of the customized nature of some of our products, together with contractual provisions in the customer contracts that provide us with an enforceable right to payment for performance completed to date; however, under typical terms, we do not have the right to consideration until the time of shipment from our manufacturing facilities or distribution centers, or until the time of delivery to our customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to our right to consideration at the time of shipment or delivery.

Under ASC 606, we are required to present a refund liability and a return asset within the Consolidated Balance Sheets. The changes in the refund liability are reported in Net sales, and the changes in the return asset are reported in Cost of sales in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income. As of

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

May 31, 2020 and February 29, 2020, the balance of the return asset was $1,166 and $1,544, respectively, and the balance of the refund liability was $3,077 and $3,779, respectively, and are presented within Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheets.

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

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized.  The Company has no contract asset or contract liability balances at May 31, 2020 or February 29, 2020.

Disaggregation of Revenue

The Company operates in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. ASC 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales are disaggregated by segment and product type for the three months ended May 31, 2020 and 2019:

	Three months ended May 31,
	2020	2019
Automotive Electronics Segment
OEM Products	$9,617	$14,953
Aftermarket Products	7,659	14,689
Total Automotive Segment	17,276	29,642
Consumer Electronics Segment
Premium Audio Products	34,538	36,698
Other Consumer Electronic Products	19,976	26,955
Total Consumer Electronics Segment	54,514	63,653
Biometrics Segment
Biometric Products	97	6
Total Biometrics Segment	97	6
Corporate/Eliminations	100	153
Total Net Sales	$71,987	$93,454

(25)	Contingencies

The Company is currently, and has in the past, been a party to various routine legal proceedings incident to the ordinary course of business.  If management determines, based on the underlying facts and circumstances of each matter, that it is probable a loss will result from a litigation contingency and the amount of the loss can be reasonably estimated, the estimated loss is accrued for.  The Company does not believe that any current outstanding litigation matters will have a material adverse effect on the Company's financial statements, individually, or in the aggregate.

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

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(26)	New Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and subsequent amendments to the guidance, ASU 2018-19 in November 2018, ASU 2019-04 in April 2019, ASU 2019-05 in May 2019, and ASU 2019-10 and ASU 2019-11 in November 2019. The update changes how entities must measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The update replaces the “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities are required to record allowances, rather than reduce the carrying value, as they have under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. The amendment affects loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. ASU 2019-04 clarifies that equity instruments without readily determinable fair values for which an entity has elected the measurement alternative should be remeasured to fair value as of the date that an observable transaction occurred. ASU 2019-05 provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. ASU 2019-10 delayed the effective date of ASU 2016-13 for smaller reporting companies (as defined by the SEC) and other non-SEC reporting entities to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods. ASU 2019-11 was issued to provide clarification guidance in the following areas: (i) expected recoveries for purchased financial assets with credit deterioration; (ii) transition relief for troubled debt restructurings; (iii) disclosures related to accrued interest receivables; (iv) financial assets secured by collateral maintenance provisions; and (v) conforming amendment to subtopic 805-20. The amendments should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. The Company adopted this update on March 1, 2020.

Payment terms for the Company’s sales are 90 days or less. Substantially all of the Company’s receivables are collected within twelve months of the transfer of products to customers and the Company expects this to continue going forward. The credit loss allowance is determined through an analysis of the aging of accounts receivable and assessment of risk based on historical trends, and an evaluation of the impact of current and projected economic conditions. Receivables from customers with deteriorating financial conditions are removed from the pool and evaluated separately. For the three months ended May 31, 2020, the Company’s assessment of its accounts receivable considered the business and market disruptions caused by COVID-19 and emerging credit and collectability trends. The adoption of ASU 2016-13 did not have a material impact on the Company’s allowance for expected credit losses on accounts receivable.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment." Under the new guidance, if a reporting unit's carrying value exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates today's requirement to calculate goodwill impairment using Step 2, which calculates an impairment charge by comparing the implied fair value of goodwill with its carrying value. The standard does not change the guidance on completing Step 1 of the goodwill impairment test. The Company adopted the standard on March 1, 2020 and it has not had a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement." The ASU modifies the disclosure requirements in Topic 820, Fair Value Measurement, by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty and adding new disclosure requirements, such as disclosing the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and disclosing the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Company adopted the standard for the quarter ended May 31, 2020, and it did not impact the disclosures in the Company’s consolidated financial statements.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

In October 2018, the FASB issued ASU No. 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities.” This ASU requires entities to consider indirect interests held through related parties under common control on a proportional basis, rather than as the equivalent of a direct interest in its entirety when determining whether a decision-making fee is a variable interest. The Company adopted the standard on March 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606." The ASU clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The Company adopted the standard on March 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements.

Standards Issued Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans."  ASU 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and added additional disclosures. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2020.  The amendments in ASU 2018-14 must be applied on a retrospective basis.  The Company is currently assessing the effect, if any, that ASU 2018-14 will have on the disclosures in its consolidated financial statements.

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

In January 2020, the FASB issued ASU No. 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions by clarifying the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting under Topic 323, and the accounting for certain forward contracts and purchased options accounted for under Topic 815. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

(27)Subsequent Event

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Wells Fargo Credit Facility

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

Directed LLC and Directed Electronics Canada, Inc. Acquisition

On July 2, 2020, the Company completed the acquisition of certain assets which comprise the aftermarket vehicle remote start and security systems and connected car solutions (telematics) businesses from Directed LLC and Directed Electronics Canada Inc. The acquired assets include inventory, accounts receivable, certain fixed assets, IT systems, and intellectual property. The cash purchase price was $11,000, plus the assumption of various liabilities. On July 6, 2020, the Company issued a press release announcing the acquisition and on July 9, 2020, the Company filed a Form 8-K with a copy of the press release furnished as Exhibit 99.1 thereto.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information in this Quarterly Report on Form 10-Q would constitute forward-looking statements, including, but not limited to, information relating to the future performance and financial condition of the Company, the impact of the COVID-19 pandemic on our results of operations, the plans and objectives of the Company’s management, and the Company’s assumptions regarding such performance and plans that are forward-looking in nature and involve certain risks and uncertainties. Actual results could differ materially from such forward-looking information and could be exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three months ended May 31, 2020 compared to the three months ended May 31, 2019. Next, we present EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share attributable to Voxx for the three months ended May 31, 2020 compared to the three months ended May 31, 2019 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

Unless specifically indicated otherwise, all amounts presented in our MD&A below are in thousands, except share and per share data.

Business Overview

VOXX International Corporation ("Voxx," "We," "Our," "Us" or the "Company") is a leading international manufacturer and distributor operating in the Automotive Electronics, Consumer Electronics, and Biometrics industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through seventeen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., VOXX German Holdings GmbH ("Voxx Germany"), Audiovox Canada Limited, Voxx Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Klipsch Holding LLC ("Klipsch"), Omega Research and Development, LLC ("Omega"), Voxx Automotive Corp., Audiovox Websales LLC, and VSM-Rostra LLC, as well as a majority owned subsidiary, EyeLock LLC ("EyeLock"). We market our products under the Audiovox® brand name and other brand names and licensed brands, such as 808®, Acoustic Research®, Advent®, Car Link®, Chapman®, Code-Alarm®, Crimestopper™ Discwasher®, Energy®, Heco®, Invision®, Jamo®, Klipsch®, Mac Audio™, Magnat®, Mirage®, myris®, Oehlbach®, Omega®, Prestige®, Project Nursery®, RCA®, RCA Accessories, Rosen®, Rostra®, Schwaiger®, Terk®, Vehicle Safety Automotive, and Voxx Automotive, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products.

COVID-19

During March 2020, a global pandemic was declared by the World Health Organization and a National Emergency was declared by the President of the United States related to the rapidly growing outbreak of COVID-19. The pandemic has significantly impacted the economic conditions in the United States, as federal, state and local governments have reacted to the public health crisis, creating significant uncertainties in the United States, as well as the global economy. In the interest of public health and safety, U.S. jurisdictions (national, state and local) where our primary operations and those of many of our customers are located, have required mandatory business closures and capacity limitations, or other restrictions for those that have been permitted to continue to operate or that have been allowed to reopen. As of the date of this report, 3 of our operating locations remain closed.

As a result of these developments, the Company has experienced a significant decrease in revenue for the three months ended May 31, 2020 as compared to the prior year period and anticipates an adverse impact on its revenues, results of operations, and cash flows for the 2021 fiscal year. The situation is rapidly changing and additional impacts to the business may arise that we are not aware of currently. We cannot predict whether, when, or the manner in which the conditions surrounding COVID-19 will change, including the timing of lifting any restrictions or closure requirements and/or any subsequent re-impositions. Due to the evolving situation, the results of our second and third quarters of Fiscal 2021 and the full fiscal year ending February 28,

2021 could be impacted in ways we are not able to predict today, including, but not limited to, non-cash write-downs and impairments; foreign currency fluctuations; potential adjustments to the carrying value of inventory; and the delayed collections of, or inability to collect accounts receivables. During April 2020, as a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, the Company borrowed $20,000 from its Credit Facility in the U.S., and on June 11, 2020, the Company amended the Credit Facility to extend its maturity date. As of the date of this report, the Company continues to focus on cash flow and anticipates having sufficient resources to operate for the coming twelve-month period.

The Company has also implemented a number of other measures to help mitigate the operating and financial impact of the pandemic, including: (i) furloughing approximately 20% of its employees globally starting April 6, 2020; (ii) implementing temporary salary and hour reductions for both management and non-management level employees Company-wide, including its executive officers, and the Company’s board of directors; (iii) executing substantial reductions in expenses, service provider costs, occupancy costs, capital expenditures and overall costs, including through reduced inventory purchases; and (iv) working globally with management teams to actively explore and identify all eligible government and other initiatives available to businesses or employees impacted by the COVID-19 pandemic. As of our report date, approximately 11% of our employees worldwide are still on furlough.

Reportable Segments

The Company operates in three reportable segments based on our products and internal organizational structure. The operating segments consist of Automotive Electronics, Consumer Electronics, and Biometrics. See Note 23 to the Company's Consolidated Financial Statements for segment information.

Products included in these segments are as follows:

Automotive Electronics products include:

▪	mobile multi-media video products, including in-dash, overhead and headrest systems,
▪	autosound products including radios and amplifiers,
▪	satellite radios including plug and play models and direct connect models,
▪	smart phone telematics applications,
▪	automotive security, vehicle access and remote start systems,
▪	automotive power accessories,
▪	rear observation and collision avoidance systems,
▪	driver distraction products,
▪	power lift gates,
▪	turn signal switches,
▪	automotive lighting products,
▪	automotive sensing and camera systems,
▪	USB ports,
▪	cruise control systems, and
▪	heated seats.

Consumer Electronics products include:

▪	premium loudspeakers,
▪	architectural speakers,
▪	commercial speakers,

▪	outdoor speakers,
▪	flat panel speakers,
▪	wireless and Bluetooth speakers,
▪	home theater systems,
▪	business music systems,
▪	streaming music systems,
▪	on-ear and in-ear headphones,
▪	wired and wireless Bluetooth headphones and ear buds,
▪	soundbars and sound bases,
▪	DLNA (Digital Living Network Alliance) compatible devices,
▪	High-Definition Television ("HDTV") antennas,
▪	Wireless Fidelity ("WiFi") antennas,
▪	High-Definition Multimedia Interface ("HDMI") accessories,
▪	home electronic accessories such as cabling and other connectivity products,
▪	power cords,
▪	performance enhancing electronics,
▪	TV universal remotes,
▪	flat panel TV mounting systems,
▪	karaoke products,
▪	infant/nursery products,
▪	activity tracking bands,
▪	healthcare wearables,
▪	power supply systems and charging products,
▪	electronic equipment cleaning products,
▪	personal sound amplifiers,
▪	set-top boxes,
▪	home and portable stereos, and
▪	digital multi-media products, such as personal video recorders and MP3 products.

Biometrics products include:

▪	iris identification products, and
▪	biometric security related products.

We believe our segments may have expanding market opportunities with certain levels of volatility related to domestic and international markets, new car sales, increased competition by manufacturers, private labels, technological advancements, discretionary consumer spending and general economic conditions. All of our products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future. Macroeconomic factors, such as increases in the unemployment rate, have been pressured as a result of the COVID-19 stay at home orders and have created a challenging demand environment in many of our markets, the duration and severity of which we are still unable to predict.

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

Acquisitions and Dispositions

There were no acquisitions or dispositions during the three months ended May 31, 2020. On January 31, 2020, the Company acquired certain assets and liabilities of Vehicle Safety Holdings Corp. (“VSHC”) (see Note 2).

Critical Accounting Policies and Estimates

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; accrued sales incentives; expected credit losses on accounts receivable; inventory valuation; valuation of long-lived assets; valuation and impairment assessment of goodwill, trademarks, and other intangible assets; warranties; stock-based compensation; recoverability of deferred tax assets; and the reserve for uncertain tax positions at the date of the consolidated financial statements.  A summary of the Company's critical accounting policies is identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the fiscal year ended February 29, 2020. During the fourth quarter of the Company’s 2020 fiscal year, as well as subsequent to February 29, 2020, there have been significant changes to the global economic situation as a consequence of the COVID-19 pandemic. It is reasonably possible that this could cause changes to estimates in the future as a result of the financial circumstances of the markets in which the Company operates, the price of the Company’s publicly traded equity in comparison to the Company’s carrying value, and the health of the global economy. Such changes to estimates could potentially result in impacts that would be material to the consolidated financial statements, particularly with respect to the fair value of the Company’s reporting units in relation to potential goodwill impairment and the fair value of long-lived assets in relation to potential impairment. Since February 29, 2020, there have been no changes in our critical accounting policies, with the exception of the Company’s adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” on March 1, 2020. (see Note 26).

Results of Operations

As you read this discussion and analysis, refer to the accompanying Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income, which present the results of our operations for the three months ended May 31, 2020 and 2019.

The following tables set forth, for the periods indicated, certain statements of operations data for the three months ended May 31, 2020 and 2019.

Net Sales

	May 31,
	2020	2019	$ Change	% Change
Three Months Ended
Automotive Electronics	$17,276	$29,642	$(12,366)	(41.7)%
Consumer Electronics	54,514	63,653	(9,139)	(14.4)%
Biometrics	97	6	91	1516.7%
Corporate	100	153	(53)	(34.6)%
Total net sales	$71,987	$93,454	$(21,467)	(23.0)%

Automotive sales represented 24.0% of the net sales for the three months ended May 31, 2020, compared to 31.7% in the respective prior year period. Sales in this segment decreased during the three months ended May 31, 2020 as compared to the prior year primarily as a result of the COVID-19 pandemic, which caused the temporary shut-downs of many business operations throughout the U.S., and globally, during our first quarter, as well as due to certain other factors. The Company’s OEM rear seat entertainment, security, and remote start sales all declined during the three months ended May 31, 2020 primarily as a result of several automotive manufacturing plant shut-downs as a result of COVID-19, including Ford, GM,

FCA, and Subaru, beginning in March 2020. Some of these automotive plants only began to re-open during May 2020. Additionally, OEM rear entertainment sales were negatively impacted during the three months ended May 31, 2020 by the cancellation of a program with one of the Company’s larger customers that had been in production during the prior year period. Sales of aftermarket headrest, remote start, and security products decreased as a result of COVID-19 due to the temporary shut-down of car dealerships and other brick and mortar business that sell these products. Sales of satellite radio products have declined in the three months ended May 31, 2020, as compared to the prior year, both as a result of COVID-19 and the temporary shut-down of businesses selling these products, as well as a result of an increase in standard factory equipped vehicles with these options. Offsetting the sales declines in this segment for the three months ended May 31, 2020 were increases in sales of both OEM and aftermarket products related to the Company’s acquisition of VSHC during the fourth quarter of Fiscal 2020, which comprised approximately 28% of the segment’s sales for the three months ended May 31, 2020.

Consumer Electronics sales represented 75.7% of our net sales for the three months ended May 31, 2020, compared to 68.1% in the comparable prior year period. Sales decreased for the three months ended May 31, 2020 as compared to the prior year due to the COVID-19 pandemic, as well as other factors. The Company experienced decreases in sales of certain consumer electronic and accessory products, such as in wireless and bluetooth speakers, due to a reduction in product placement with certain customers, as well as the delay in orders as a result of COVID-19; in the Project Nursery line, as a result of the elimination of baby video monitors during the prior fiscal year; in smart home products, as the Company began exiting this category during Fiscal 2020; in activity bands, as a result of promotions offered in the prior year period that did not repeat in the current year; and in reception products, remotes, power products, and headphones, primarily due to nationwide brick and mortar business closures related to the COVID-19 pandemic, as well as due to the Company’s continuing rationalization of SKU’s for certain of these products, with the goal of limiting sales of lower margin products. For the three months ended May 31, 2020, there was also a decrease in sales of the Company’s premium home separate speaker products, as a result of the closing of many brick and mortar stores due to COVID-19, with online platforms focused more on essential goods, as well as a decrease in premium commercial speaker products due to the shut-down of cinemas during the pandemic. Within Europe, the Company experienced decreases in sales across all product lines, including Do It Yourself (“DIY”), during the three months ended May 31, 2020 directly as a result of the impact of the COVID-19 pandemic in Europe. Offsetting these decreases, the Company experienced an increase in sales within both of its premium mobility and premium wireless and bluetooth speaker categories as a result of the launch of new lines of soundbars and wireless earbuds during the second quarter of Fiscal 2020, as well as continued strong sales of several existing products.

Biometrics sales represented 0.1% of our net sales for the three months ended May 31, 2020, compared to 0.01% in the respective prior year period. This segment experienced an increase in product sales for the three months ended May 31, 2020 as the Company began selling its EXT outdoor perimeter access product, as well as an updated version of its Nano NXT perimeter access product during the second quarter of Fiscal 2020.

Gross Profit and Gross Margin Percentage

	May 31,
	2020	2019	$ Change	% Change
Three Months Ended
Automotive Electronics	$3,056	$6,628	$(3,572)	(53.9)%
	17.7%	22.4%
Consumer Electronics	16,844	19,120	(2,276)	(11.9)%
	30.9%	30.0%
Biometrics	(22)	109	(131)	(120.2)%
	-22.7%	1816.7%
Corporate	98	152	(54)	(35.5)%
	$19,976	$26,009	$(6,033)	(23.2)%
	27.7%	27.8%

Gross margin percentages for the Company have decreased 10 basis points for the three months ended May 31, 2020 as compared to the three months ended May 31, 2019.

Gross margin percentages in the Automotive Electronics segment decreased 470 basis points for the three months ended May 31, 2020, as compared to the prior year period. The decrease in margins was driven primarily by the declines in higher margin OEM security and remote start sales, due to automotive manufacturing shut-downs during the quarter as a result of the COVID-19 pandemic. In addition, there was a decline in aftermarket headrest, remote start, and security product sales, which typically generate higher margins for the segment and also declined as a result of sales decreases resulting from pandemic related business shut-downs. As an offset to these margin declines during the three months ended May 31, 2020, the Automotive Electronics segment experienced declines in satellite radio sales, which contribute lower margins to the group, while increased sales of OEM and aftermarket products related to its acquisition of VSHC in the fourth quarter of Fiscal 2020 contributed favorably to margins for the three months ended May 31, 2020.

Gross margin percentages in the Consumer Electronics segment increased 90 basis points for the three months ended May 31, 2020, as compared to the prior year period. Margin increases during the three months ended May 31, 2020 were driven in part by increased sales of the Company’s high margin premium wireless and bluetooth speakers. Margins were also positively impacted by a decrease in sales of activity bands during the three months ended May 31, 2020, as these products typically generate lower margins for the Company. Margins have been negatively affected during the three months ended May 31, 2020 by declining sales of products with typically higher margins, such as non-premium wireless and bluetooth speakers, reception products, remotes, and the Company’s Project Nursery product line, as well by sales declines within the European market.

Gross margin percentages in the Biometrics segment decreased for the three months ended May 31, 2020, as compared to the prior year period. The decrease was primarily due to the release of inventory reserves during the three months ended May 31, 2019 that had a positive impact on the segment’s gross margin in the prior year.

Operating Expenses

	May 31,
	2020	2019	$ Change	% Change
Three Months Ended
Operating expenses:
Selling	$8,362	$9,881	$(1,519)	(15.4)%
General and administrative	14,995	17,425	(2,430)	(13.9)%
Engineering and technical support	4,485	5,807	(1,322)	(22.8)%
Total operating expenses	$27,842	$33,113	$(5,271)	(15.9)%

Total operating expenses have decreased for the three months ended May 31, 2020 as compared with the prior year period.

Selling expenses decreased for the three months ended May 31, 2020 due primarily to factors related to the COVID-19 pandemic, which resulted in the temporary shut-down of many brick and mortar stores and mandatory quarantine orders throughout the United States, as well as globally, during the majority of the first quarter of our Fiscal 2021 year. Company-wide furloughs and pay reductions at all levels, as well as the elimination of all non-essential travel, resulted in a significant decrease in salary and travel and entertainment expense for the three months ended May 31, 2020. Trade show expenses also decreased as a result of the cancellation all events for the quarter due to COVID-19. Offsetting these decreases was an increase in salary expense as a result of additional headcount due to the Company’s acquisition of VSHC during the fourth quarter of Fiscal 2020. Additionally, while advertising expense decreased during the three months ended May 31, 2020 due to the closing of many brick and mortar stores during the quarter, web advertising expenses increased in equal measure as a result of the increase in online traffic, with many consumers working and shopping from home during the mandatory quarantines and business shut-downs throughout the country.

General and administrative expenses decreased during the three months ended May 31, 2020 due to the impacts of the COVID-19 pandemic, as well as other factors. Company-wide furloughs and pay reductions at all levels due to the pandemic, as well as the elimination of non-essential travel, resulted in a significant decrease in salary and travel and entertainment expense for the three months ended May 31, 2020. Professional fees were also lower during the three months ended May 31, 2020 due primarily to the quarantine, as both the Company and many of its professional service providers had temporary office closures. Office expenses decreased during the three months ended May 31, 2020 as compared to the prior year due to lower overhead as a result of certain of the Company’s offices being shut down during the pandemic quarantine, as well as other factors, including the sale of our property in Pulheim, Germany in the third quarter of Fiscal 2020 and the concurrent downsizing of office space, which has reduced office expenses in Europe, and certain hiring fees incurred in the prior year for consultants and other employee hires that did not recur in the current year period. The Company also incurred lower net depreciation and amortization expense during the three months ended May 31, 2020 as a result of the impairment of certain definite-lived intangible assets at EyeLock in the fourth quarter of Fiscal 2020. Offsetting the decreases to general and administrative expenses during the three months ended May 31, 2020 was an increase in depreciation and amortization expense as a result of the Company’s acquisition of VSHC during the fourth quarter of Fiscal 2020, in which the Company acquired both tangible fixed assets and definite-lived intangible assets.

Engineering and technical support expenses for the three months ended May 31, 2020 decreased as compared to the prior year period, primarily as a result of the COVID-19 pandemic. Company-wide furloughs and pay reductions at all levels, as well as the elimination of non-essential travel, resulted in a significant decrease in salary and travel and entertainment expense for the three months ended May 31, 2020. These declines were partially offset by an increase in research and development expenses and salary expense related to the Company’s new VSHC subsidiary acquired during the fourth quarter of Fiscal 2021.

Other Income (Expense)

	May 31,
	2020	2019	$ Change	% Change
Three Months Ended
Interest and bank charges	$(853)	$(997)	$144	14.4%
Equity in income of equity investee	862	1,440	(578)	(40.1)%
Other, net	534	1,644	(1,110)	(67.5)%
Total other income (expense)	$543	$2,087	$(1,544)	74.0%

Interest and bank charges represent interest expense and fees related to the Company's bank obligations, supply chain financing agreements and factoring agreements, interest related to finance leases, amortization of debt issuance costs, and credit card fees.

Equity in income of equity investee represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA"). The decrease in income for the three months ended May 31, 2020 is primarily a result of the impact of the COVID-19 pandemic on ASA’s sales for the period.

Other, net includes net foreign currency gains or losses, interest income, rental income, and other miscellaneous income and expense. Other, net decreased for the three months ended May 31, 2020. Included within miscellaneous for the three months ended May 31, 2020 are the proceeds from a key man life insurance policy in the amount of $444 related to a Company executive who passed away during the quarter. During the three months ended May 31, 2019, the Company received the proceeds from a key man life insurance policy in the amount of $1,000, related to a former employee of Klipsch Group, Inc. that Voxx became the beneficiary of in conjunction with the acquisition of Klipsch in Fiscal 2012. Additionally, interest income decreased during the three months ended May 31, 2020 as a result of lower interest rates applicable to the Company’s short-term money market investments.

Income Tax Provision

The Company’s provision for income taxes consists of federal, foreign and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year.  At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments as necessary.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to COVID-19 pandemic. The CARES Act made various tax law changes including among other things (i) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest (ii) enacted a technical corrections so that qualified improvement property can be immediately expensed under IRC Section 168(k) and net operating losses arising in tax years beginning in 2017 and ending in 2018 can be carried back two years and carried forward twenty years without a taxable income limitation as opposed to carried forward indefinitely, and (iii) made modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years. With respect to the technical correction to net operating losses, the Company recorded a discrete income tax provision of $4,275 during the three months ended May 31, 2020, as its valuation allowance related to net operating losses with limited carryforward periods increased.

For the three months ended May 31, 2020, the Company recorded an income tax provision of $1,781, which includes a discrete income tax provision of $4,292. The Company recorded a discrete income tax provision of $4,275 related to an increase in valuation allowance as a result of the technical correction to net operating losses as provided in the CARES Act, and a discrete income tax provision of $17, related to the accrual for interest for unrecognized tax benefits.  For the three months ended May 31, 2019, the Company recorded an income tax benefit of $2,645, which includes a discrete income tax provision of $19, related to the accrual of interest for unrecognized tax benefits.

The effective tax rates for the three months ended May 31, 2020 and 2019 were an income tax provision of 24.3% on pre-tax income of $7,324 and an income tax benefit of 52.7% on a pre-tax loss of $5,017. The effective tax rate for the three months ended May 31, 2020 differs from the U.S. statutory rate of 21% primarily due to the immediate U.S. taxation of foreign earnings, non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates. The effective tax rate for the three months ended May 31, 2019 differed from the statutory rate of 21% primarily due to the immediate U.S. taxation of foreign earnings, non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates.

The estimated annual effective tax rate for the fiscal year ended February 28, 2021 is 35.9%. The calculation of the estimated annual effective tax rate is based on our annual pretax income forecast which includes profitable jurisdictions anticipating an income tax provision and loss jurisdictions for which a limited tax benefit can be recognized. If the annual pretax income forecast is achieved for the remainder of the fiscal year, the Company anticipates recognizing an income tax provision in the subsequent quarters of Fiscal 2021.

EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per Common Share

EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share are not financial measures recognized by GAAP. EBITDA represents net (loss) income attributable to VOXX International Corporation, computed in accordance with GAAP, before interest expense and bank charges, taxes, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for stock-based compensation expense, as well as life insurance proceeds. Depreciation, amortization and stock-based compensation are non-cash items. Diluted Adjusted EBITDA per common share represents the Company's diluted earnings per common share based on Adjusted EBITDA.

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

	Three months ended May 31,
	2020	2019
Net loss attributable to VOXX International Corporation	$(8,272)	$(1,148)
Adjustments:
Interest expense and bank charges (1)	715	878
Depreciation and amortization (1)	2,509	2,761
Income tax expense (benefit)	1,781	(2,645)
EBITDA	(3,267)	(154)
Stock-based compensation	351	159
Life insurance proceeds	(444)	(1,000)
Adjusted EBITDA	$(3,360)	$(995)
Diluted loss per common share attributable to VOXX International Corporation	$(0.34)	$(0.05)
Diluted Adjusted EBITDA per common share attributable to VOXX International Corporation	$(0.14)	$(0.04)

(1)

For purposes of calculating Adjusted EBITDA for the Company, interest expense and bank charges, as well as depreciation and amortization, have been adjusted in order to exclude the non-controlling interest portion of these expenses attributable to EyeLock LLC.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of May 31, 2020, we had working capital of $161,551 which includes cash and cash equivalents of $69,039, compared with working capital of $146,798 at February 29, 2020, which included cash and cash equivalents of $37,425. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations, when applicable, and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions, or to further pay down our debt. As of May 31, 2020, we had cash amounts totaling $3,172 held in foreign bank accounts, none of which would be subject to United States federal income taxes if made available for use in the United States. The Tax Cuts and Jobs Act provides a 100% participation exemption on dividends received from foreign corporations after January 1, 2018 as the United States has moved away from a worldwide tax system and closer to a territorial system for earnings of foreign corporations.

Operating activities provided cash of $12,285 for the three months ended May 31, 2020 due to factors including decreases in accounts receivable driven in part by the Company’s domestic supply chain financing arrangements, as well as due to an increase in accounts payable. These operating cash inflows were offset primarily by sales declines due to COVID-19 and losses incurred by EyeLock LLC, as well as increases in inventory and decreases in accrued sales incentives. For the three months ended May 31, 2019, operating activities provided cash of $4,268 primarily due to the reduction of accounts receivable and vendor receivables, offset by a net decrease in accounts payable and accrued expenses, as well as sales declines and losses incurred by EyeLock LLC.

Investing activities used cash of $586 during the three months ended May 31, 2020 primarily due capital expenditures. For the three months ended May 31, 2019, investing activities used cash of $703 primarily as a result of capital expenditures.

Financing activities provided cash of $19,706 during the three months ended May 31, 2020 primarily due to the Credit Facility borrowing, offset by repayments of bank obligations. During the three months ended May 31, 2019, financing activities used cash of $1,536 primarily due to the repayment of bank obligations.

COVID-19 has had an adverse effect on our business and we expect it to continue to do so while the pandemic continues to affect the global community. Federal, state, and local governments have taken a variety of actions to contain the spread of COVID-19. Many jurisdictions have required mandatory business closures, or imposed capacity limitations and other restrictions affecting our operations. Some of these restrictions remain in effect to a certain degree through the date of this Form 10-Q filing, while other restrictions have been lifted, but could return if there is a resurgence of the pandemic spread. We have proactively taken steps to increase available cash, including, but not limited to, utilizing existing supply chain financing and factoring agreements, and utilizing available funds under our existing Credit Facility. The Company has also implemented a number of other measures to help preserve liquidity, as further described in our Form 10-K for the year ended February 29, 2020.

As of May 31, 2020, the Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $140,000, which may be increased, at the option of the Company, up to a maximum of $175,000. The Credit Facility also includes a $15,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 17(b)). The availability under the revolving credit line of the Credit Facility was $43,769 as of May 31, 2020.

All amounts outstanding under the Credit Facility will mature and become due on April 26, 2021; however, it is subject to acceleration upon the occurrence of an Event of Default (as defined in the Credit Agreement). The Company may prepay any amounts outstanding at any time, subject to payment of certain breakage and redeployment costs relating to LIBOR Rate Loans. The commitments under the Credit Facility may be irrevocably reduced at any time, without premium or penalty as set forth in the agreement. On June 11, 2020, the Company amended the Credit Facility. Under the amendment, the committed availability of the revolving credit facility was revised to $127,500, and the maturity date of the Credit Facility was extended to April 26, 2022.

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

The Company also utilizes supply chain financing arrangements and factoring agreements as a component of our financing for working capital, which accelerates receivable collection and helps to better manage cash flow. Under the agreements, the Company has agreed to sell certain of its accounts receivable balances to banking institutions who have agreed to advance amounts equal to the net accounts receivable balances due, less a discount as set forth in the respective agreements (see Note 9). The balances under these agreements are accounted for as sales of accounts receivable, as they are sold without recourse. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company's Consolidated Statements of Cash Flows. Fees incurred in connection with the agreements are recorded as interest expense by the Company.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At May 31, 2020, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period
Contractual Cash Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Finance lease obligation (1)	$1,163	$569	$555	$39	$—
Operating leases (1)	3,210	870	1,423	722	195
Total contractual cash obligations	$4,373	$1,439	$1,978	$761	$195
Other Commitments
Bank obligations (2)	$20,617	$617	$20,000	$—	$—
Stand-by and commercial letters of credit (3)	68	68	—	—	—
Other (4)	7,489	499	1,000	1,000	4,990
Contingent earn-out payments and other (5)	12	12	—	—	—
Pension obligation (6)	760	—	—	—	760
Unconditional purchase obligations (7)	84,578	84,578	—	—	—
Total other commitments	113,524	85,774	21,000	1,000	5,750
Total commitments	$117,897	$87,213	$22,978	$1,761	$5,945

1.

Represents total principal payments due under operating and finance lease obligations. Total current balances (included in other current liabilities) due under finance and operating lease obligations are $569 and $870, respectively, at May 31, 2020. Total long-term balances due under finance and operating leases are $594 and $2,340, respectively, at May 31, 2020.

2.	Represents amounts outstanding under the Company’s Credit Facility and the VOXX Germany and Magnat Euro asset-based lending facilities at May 31, 2020.
3.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.
4.	This amount represents the outstanding balance of the mortgage for our manufacturing facility in Florida.
5.	Represents contingent consideration payments due in connection with the Company’s Rosen acquisition.
6.	Represents the liability for an employer defined benefit pension plan covering certain eligible current and former employees of Voxx Germany.
7.

Open purchase obligations represent inventory commitments. These obligations are not recorded in the consolidated financial statements until commitments are fulfilled given that such obligations are subject to change based on negotiations with manufacturers.

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and possible future public or private debt and/or equity offerings.  At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which transactions may require the use of cash.  We believe that our cash, other liquid assets, operating cash flows, credit arrangements, and access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures for the next twelve months, including the intercompany loan funding we provide to our majority owned subsidiary, EyeLock LLC. In the event they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity and/or debt financings as well as from other sources.  No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable when required.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Related Party Transactions

None noted.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 26 to our consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Voxx conducts business in various non-U.S. countries, including Germany, Canada, Mexico, China, Denmark, the Netherlands, and France and thus is exposed to market risk for changes in foreign currency exchange rates. As a result, we have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the U.S., which can adversely impact our net income and cash flows. For the three months ended May 31, 2020, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $1,200, and an increase in net loss of approximately $50. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations, and U. S. dollar denominated purchases in its foreign subsidiaries. The Company enters forward contracts to hedge certain euro-related transactions. The Company minimizes the risk of nonperformance on the forward contracts by transacting with major financial institutions. For the three months ended May 31, 2020, no unrealized gains (losses) were recorded in other comprehensive income associated with these contracts.

We are also subject to risk from changes in foreign currency exchange rates from the translation of financial statements of our foreign subsidiaries and for long-term intercompany loans with the foreign subsidiaries. These changes result in cumulative translation adjustments, which are included in Accumulated other comprehensive (loss) income. At May 31, 2020, we had translation exposure to various foreign currencies with the most significant being the Euro.  A hypothetical 10% adverse change in the foreign currency exchange rates would result in a negative impact of $19 on Other comprehensive (loss) income for the three months ended May 31, 2020.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela did not have sales for the three months ended May 31, 2020 and there were minimal cash related assets invested in Venezuela as of May 31, 2020 that would be subject to government foreign exchange controls. The Company has certain long-lived assets in Venezuela, which are held for investment purposes and had no value as of May 31, 2020.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and investment grade corporate and U.S. government securities. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed. In connection with the Florida Mortgage, we have debt outstanding in the amount of $7,489 at May 31, 2020. Interest on this mortgage is charged at 70% of 1-month LIBOR plus 1.54%. The Company currently has one interest rate swap for the Florida Mortgage with a notional amount of $7,489 at May 31, 2020. This swap locks the interest rate at 3.48% (inclusive of credit spread) on the Florida Mortgage through the mortgage end date of March 2026. The Company also has debt outstanding with variable interest rates on one of its two Euro asset-based lending obligations in Germany (see Note 17).

As of May 31, 2020, the total net fair value of the interest rate swap recorded in other liabilities on our Unaudited Consolidated Balance Sheet is $606, which represents the amount that would be paid upon unwinding the interest rate swap agreement based on market conditions on that date. Changes in the fair value of this interest rate swap agreement is reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated other comprehensive (loss) income.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of May 31, 2020 to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended May 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 25 of the Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Note 15 of the Form 10-K for the fiscal year ended February 29, 2020 for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended February 29, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our Board of Directors to repurchase shares of the Company's Class A Common Stock. During the three months ended May 31, 2020, we did not repurchase any shares of the Company’s Class A Common Stock.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	First Amendment to the Employment Agreement dated July 8, 2019, between the Company and Charles M. Stoehr (filed herewith).

10.2	First Amendment to the Employment Agreement dated July 8, 2019, between the Company and Loriann Shelton (filed herewith).

10.3	Employment Agreement, dated August 8, 2006, between Audio Products International Corp. and Oscar Bernardo (filed herewith).

10.4	First Amendment to the Employment Agreement dated August 8, 2006, between Audio Products International Corp. and Oscar Bernardo (filed herewith).

10.5	Second Amendment to the Employment Agreement dated August 8, 2006, between Audio Products International Corp. and Oscar Bernardo (filed herewith).

10.6	Third Amendment to the Employment Agreement dated August 8, 2006, between Audio Products International Corp. and Oscar Bernardo (filed herewith).

31.1	Certification of Patrick M. Lavelle Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Charles M. Stoehr Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended May 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii), the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Unaudited Consolidated Statements of Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

July 10, 2020

By:	/s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By:	/s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer