Form 10-Q
period 2020-08-31
VOXX International Corp
filed 2020-10-13
CIK 807707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of October 8, 2020
Class A Common Stock	21,656,976 Shares
Class B Common Stock	2,260,954 Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	August 31, 2020	February 29, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,889	$37,425
Accounts receivable, net	104,613	69,714
Inventory	126,407	99,110
Receivables from vendors	567	230
Prepaid expenses and other current assets	14,294	10,885
Income tax receivable	443	456
Total current assets	292,213	217,820
Investment securities	1,838	2,282
Equity investment	22,305	21,924
Property, plant and equipment, net	52,846	51,424
Operating lease, right of use asset	4,990	3,143
Goodwill	58,383	55,000
Intangible assets, net	94,350	88,288
Deferred income tax assets	56	52
Other assets	1,524	1,638
Total assets	$528,505	$441,571
Liabilities, Redeemable Equity, and Stockholders' Equity
Current liabilities:
Accounts payable	$58,376	$22,096
Accrued expenses and other current liabilities	45,743	34,046
Income taxes payable	2,424	1,523
Accrued sales incentives	17,543	12,250
Contract liabilities, current	4,486	—
Current portion of long-term debt	959	1,107
Total current liabilities	129,531	71,022
Long-term debt, net of debt issuance costs	26,319	6,099
Finance lease liabilities, less current portion	490	720
Operating lease liabilities, less current portion	3,996	2,391
Contract liabilities, less current portion	1,070	—
Deferred compensation	1,838	2,282
Deferred income tax liabilities	6,786	3,828
Other tax liabilities	1,094	1,225
Other long-term liabilities	6,130	3,294
Total liabilities	177,254	90,861
Commitments and contingencies (see Note 25)
Redeemable equity (see Note 8)	2,767	2,481
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 21)	—	—
Common stock:
Class A, $.01 par value, 60,000,000 shares authorized, 24,406,194 and 24,306,194 shares issued and 21,656,976 and 21,556,976 shares outstanding at August 31, 2020 and February 29, 2020, respectively	245	244
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding at both August 31, 2020 and February 29, 2020	22	22
Paid-in capital	299,339	299,228
Retained earnings	121,207	122,139
Accumulated other comprehensive loss	(16,076)	(19,055)
Less: Treasury stock, at cost, 2,749,218 shares of Class A Common Stock at both August 31, 2020 and February 29, 2020	(23,918)	(23,918)
Less: Redeemable equity	(2,767)	(2,481)
Total VOXX International Corporation stockholders' equity	378,052	376,179
Non-controlling interest	(29,568)	(27,950)
Total stockholders' equity	348,484	348,229
Total liabilities, redeemable equity, and stockholders' equity	$528,505	$441,571

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Three months ended August 31,		Six months ended August 31,
	2020	2019	2020	2019
Net sales	$128,032	$90,246	$200,019	$183,700
Cost of sales	89,956	66,477	141,968	133,922
Gross profit	38,076	23,769	58,051	49,778
Operating expenses:
Selling	9,067	8,701	17,429	18,582
General and administrative	15,545	17,782	30,540	35,207
Engineering and technical support	4,781	5,035	9,266	10,842
Total operating expenses	29,393	31,518	57,235	64,631
Operating income (loss)	8,683	(7,749)	816	(14,853)
Other (expense) income:
Interest and bank charges	(1,010)	(887)	(1,863)	(1,884)
Equity in income of equity investee	1,883	1,265	2,745	2,705
Investment gain	—	775	—	775
Other, net	(392)	547	142	2,191
Total other income, net	481	1,700	1,024	3,787
Income (loss) before income taxes	9,164	(6,049)	1,840	(11,066)
Income tax expense (benefit)	2,609	1,115	4,390	(1,530)
Net income (loss)	6,555	(7,164)	(2,550)	(9,536)
Less: net loss attributable to non-controlling interest	(785)	(1,200)	(1,618)	(2,424)
Net income (loss) attributable to VOXX International Corporation	$7,340	$(5,964)	$(932)	$(7,112)
Other comprehensive income (loss):
Foreign currency translation adjustments	3,025	(215)	3,529	(1,026)
Derivatives designated for hedging	(294)	(177)	(471)	(284)
Pension plan adjustments	(65)	9	(79)	23
Other comprehensive income (loss), net of tax	2,666	(383)	2,979	(1,287)
Comprehensive income (loss) attributable to VOXX International Corporation	$10,006	$(6,347)	$2,047	$(8,399)
Income (loss) per share - basic: Attributable to VOXX International Corporation	$0.30	$(0.24)	$(0.04)	$(0.29)
Income (loss) per share - diluted: Attributable to VOXX International Corporation	$0.30	$(0.24)	$(0.04)	$(0.29)
Weighted-average common shares outstanding (basic)	24,224,478	24,481,477	24,223,935	24,457,482
Weighted-average common shares outstanding (diluted)	24,552,064	24,481,477	24,223,935	24,457,482

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity

For the three and six months ended August 31, 2020 and 2019

(In thousands, except share and per share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Treasury Stock	Redeemable Equity	Total Stock- holders' Equity
Balances at February 29, 2020	$266	$299,228	$122,139	$(19,055)	$(27,950)	$(23,918)	$(2,481)	$348,229
Net loss	—	—	(8,272)	—	(833)	—	—	(9,105)
Other comprehensive income, net of tax	—	—	—	313	—	—	—	313
Stock-based compensation expense	1	351	—	—	—	—	(201)	151
Balances at May 31, 2020	267	299,579	113,867	(18,742)	(28,783)	(23,918)	(2,682)	339,588
Net income (loss)	—	—	7,340	—	(785)	—	—	6,555
Other comprehensive income, net of tax	—	—	—	2,666	—	—	—	2,666
Settlement of SERP restricted stock units	—	(575)	—	—	—	—	—	(575)
Stock-based compensation expense	—	335	—	—	—	—	(85)	250
Balances at August 31, 2020	$267	$299,339	$121,207	$(16,076)	$(29,568)	$(23,918)	$(2,767)	$348,484

Balances at February 28, 2019	$264	$296,946	$148,582	$(16,944)	$(12,571)	$(21,176)	$-	$395,101
Net loss	—	—	(1,148)	—	(1,224)	—	—	(2,372)
Other comprehensive loss, net of tax	—	—	—	(904)	—	—	—	(904)
Stock-based compensation expense	—	159	—	—	—	—	—	159
Balances at May 31, 2019	264	297,105	147,434	(17,848)	(13,795)	(21,176)	-	391,984
Net loss	—	—	(5,964)	—	(1,200)	—	—	(7,164)
Other comprehensive loss, net of tax	—	—	—	(383)	—	—	—	(383)
Stock-based compensation expense	2	1,184	—	—	—	—	(1,025)	161
Reclassifications of stockholders' equity to redeemable equity (see Note 8)	—	—	—	—	—	—	(745)	(745)
Repurchase of 208,312 shares of common stock	—	—	—	—	—	(983)	—	(983)
Balances at August 31, 2019	$266	$298,289	$141,470	$(18,231)	$(14,995)	$(22,159)	$(1,770)	$382,870

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Six months ended August 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,550)	$(9,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,290	6,128
Amortization of debt discount	395	411
Bad debt expense	—	104
Reduction in the carrying amount of the right of use asset	508	459
Gain on forward contracts	(54)	(213)
Equity in income of equity investees	(2,745)	(2,705)
Distribution of income from equity investees	2,364	2,903
Deferred income tax expense (benefit)	2,969	(1,276)
Non-cash compensation adjustment	(443)	(88)
Stock based compensation expense	686	1,345
Loss on sale of property, plant, and equipment	—	18
Changes in operating assets and liabilities:
Accounts receivable	(27,932)	4,386
Inventory	(18,714)	(12,791)
Receivables from vendors	(336)	641
Prepaid expenses and other	(3,064)	1,213
Investment securities-trading	443	340
Accounts payable, accrued expenses, accrued sales incentives, and other liabilities	42,400	(3,475)
Income taxes payable	693	(738)
Net cash used in operating activities	(90)	(12,874)
Cash flows used in investing activities:
Purchases of property, plant, and equipment	(1,104)	(1,332)
Purchase of acquired business, less cash received	(11,000)	—
Proceeds from sale of property, plant, and equipment	—	26
Net cash used in investing activities	(12,104)	(1,306)
Cash flows provided by (used in) financing activities:
Principal payments on finance lease obligation	(329)	(310)
Repayment of bank obligations	(250)	(3,356)
Borrowings on bank obligations	20,335	—
Deferred financing costs	(260)	—
Purchase of treasury stock	—	(983)
Net cash provided by (used in) financing activities	19,496	(4,649)
Effect of exchange rate changes on cash	1,162	(113)
Net increase (decrease) in cash and cash equivalents	8,464	(18,942)
Cash and cash equivalents at beginning of period	37,425	58,236
Cash and cash equivalents at end of period	$45,889	$39,294

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

Directed LLC and Directed Electronics Canada, Inc. Acquisition

On July 1, 2020, the Company completed the acquisition of certain assets and liabilities, which comprise the aftermarket vehicle remote start and security systems and connected car solutions (telematics) businesses from Directed LLC and Directed Electronics Canada Inc. (collectively, with Directed LLC, “Directed”) via an asset purchase agreement. The acquired assets include inventory, accounts receivable, certain fixed assets, IT systems, and intellectual property. The cash purchase price was $11,000. Net sales from the Company’s newly formed subsidiaries, VOXX DEI LLC and VOXX DEI Canada, Ltd. (collectively, with VOXX DEI LLC, “DEI”), included in our consolidated results for the three and six months ended August 31, 2020 represented approximately 3.7% and 2.4%, respectively, of our consolidated net sales. DEI’s results of operations are included in the consolidated financial statements of Voxx in our Automotive Electronics segment. The purpose of this acquisition was to expand the Company’s market share within the automotive electronics industry.

The following summarizes the allocation of the purchase price based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition:

July 1, 2020
Assets acquired:
Inventory	$7,054
Accounts receivable	5,173
Other current assets	160
Property and equipment	2,815
Operating lease, right of use asset	1,771
Customer relationships	2,600
Trademarks	4,500
Patented technology	1,030
Goodwill	3,290
Total assets acquired	$28,393

Liabilities assumed:
Accounts payable	8,144
Accrued expenses	1,406
Contract liabilities	4,872
Warranty accrual	1,200
Operating lease liability	1,771
Total	$17,393
Total purchase price	$11,000

The purchase allocation presented above is preliminary. We are in the process of refining the valuation of acquired assets and liabilities, including goodwill, and expect to finalize the purchase price allocation in the fourth quarter of Fiscal 2021. Goodwill was determined as the excess of the purchase price over the fair value of the assets acquired (including the identifiable intangible assets) and represents synergies expected.

Vehicle Safety Holdings Corp.

On January 31, 2020, the Company acquired certain assets and liabilities of Vehicle Safety Holdings Corp. (“VSHC”) via an asset purchase agreement for a preliminary purchase price of $16,610, which included $16,500 in cash and contingent consideration with a fair value of $110. Contingent consideration of up to a maximum of $750 is payable based upon the achievement of specified operating results, or the occurrence of certain events over the twelve-month period following the completion of the acquisition. Net sales from the Company’s newly formed subsidiary, VSM-Rostra, LLC (“VSM”) included in our consolidated results for the three and six months ended August 31, 2020 represented approximately 4.7% and 5.4% of our consolidated net sales, respectively. VSHC’s results of operations are included in the consolidated financial statements of Voxx in our Automotive Electronics segment. The purpose of this acquisition was to expand the Company’s product offerings and market share, as VSM is a leading developer, manufacturer, and distributor of safety electronics.

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

The purchase allocation presented above is preliminary. We are in the process of refining the valuation of acquired assets and liabilities, including goodwill, and expect to finalize the purchase price allocation in the fourth quarter of Fiscal 2021. Goodwill was determined as the excess of the purchase price over the fair value of the assets acquired (including the identifiable intangible assets) and represents synergies expected.
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

There are no reconciling items which impact the numerator of basic and diluted net income (loss) per common share.  A reconciliation between the denominator of basic and diluted net income (loss) per common share is as follows:

	Three months ended August 31,		Six months ended August 31,
	2020	2019	2020	2019
Weighted-average common shares outstanding (basic)	24,224,478	24,481,477	24,223,935	24,457,482
Effect of dilutive securities:
Restricted stock and stock grants	327,586	—	—	—
Weighted-average common shares and potential common shares outstanding (diluted)	24,552,064	24,481,477	24,223,935	24,457,482

Restricted stock and stock grants totaling 15,666 and 657,015 for the three months ended August 31, 2020 and 2019, respectively, and 593,632 and 642,280 for the six months ended August 31, 2020 and 2019, respectively, were not included in the net income (loss) per diluted share calculation because the grant price of the restricted stock and stock grants was greater than the average market price of the Company’s common stock during these periods, or the inclusion of these components would have been anti-dilutive.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(4)	Investment Securities

As of August 31, 2020, and February 29, 2020, the Company had the following investments:

August 31, 2020
Fair Value
Investment Securities
Marketable Equity Securities
Mutual funds	$1,838
Total Marketable Equity Securities	1,838
Total Investment Securities	$1,838

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

At August 31, 2020 and February 29, 2020, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

The following table presents financial assets measured at fair value on a recurring basis at August 31, 2020:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$45,889	$45,889	$—
Derivatives:
Designated for hedging	$(993)	$—	$(993)
Investment securities:
Mutual funds	$1,838	$1,838	$—
Total investment securities	$1,838	$1,838	$—

The following table presents financial assets and liabilities measured at fair value on a recurring basis at February 29, 2020:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$37,425	$37,425	$—
Derivatives:
Designated for hedging	$(476)	$—	$(476)
Investment securities:
Mutual funds	$2,282	$2,282	$—
Total investment securities	$2,282	$2,282	$—

At August 31, 2020, the carrying value of the Company's accounts receivable, short-term debt, accounts payable, accrued expenses, bank obligations and long-term debt approximates fair value because of either (i) the short-term nature of the financial instrument; (ii) the interest rate on the financial instrument being reset every quarter to reflect current market rates; or (iii) the stated or implicit interest rate approximates the current market rates or are not materially different from market rates.

Derivative Instruments

The Company’s derivative instruments include forward foreign currency contracts and an interest rate swap agreement. The forward foreign currency contracts are utilized to hedge a portion of the Company’s foreign currency inventory purchases. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts ranges from 1 month to 7 months and are classified in the balance sheet according to their terms. The Company’s interest rate swap agreement hedges interest rate exposure related to the outstanding balance of its Florida Mortgage, with monthly payments due through March 2026. The swap agreement locks the interest rate on the debt at 3.48% (inclusive of credit spread) through the maturity date of the loan. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of our interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either assets or liabilities based on the fair value of the instruments at the end of the period.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Financial Statement Classification

The following table discloses the fair value as of August 31, 2020 and February 29, 2020 of the Company’s derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	August 31, 2020	February 29, 2020
Designated derivative instruments
Foreign currency contracts	Prepaid expenses and other current assets	$63	$—
	Accrued expenses and other current liabilities	(465)	—
Interest rate swap agreement	Other long-term liabilities	(591)	(476)
Total derivatives		$(993)	$(476)

Cash Flow Hedges

The Company's policy is to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company’s derivative instruments are expected to be highly effective. For derivative instruments that are designated and qualify as cash flow hedges, the entire change in fair value of the hedging instrument included in the assessment of the hedge ineffectiveness is recorded to Other comprehensive income (loss). When the amounts recorded in Other comprehensive income (loss) are reclassified to earnings, they are presented in the same income statement line item as the effect of the hedged item.

During the first quarter of Fiscal 2021, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $5,600 and are designated as cash flow hedges at August 31, 2020. During Fiscal 2020, the Company did not enter into any forward foreign currency contracts and all previous contracts were settled through February 29, 2020. The current outstanding notional value of the Company's interest rate swap at August 31, 2020 is $7,364. For cash flow hedges, the gain or loss is reported as a component of Other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The net (loss) income recognized in Other comprehensive income (loss) for foreign currency contracts is expected to be recognized in Cost of sales during the next ten months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. The gain or loss on the Company’s interest rate swap is recorded in Other comprehensive income (loss) and subsequently reclassified into Interest and bank charges in the period in which the hedged transaction affects earnings. As of August 31, 2020, no interest rate swaps originally designated for hedge accounting were de-designated or terminated.

Activity related to cash flow hedges recorded during the three and six months ended August 31, 2020 and 2019 was as follows:

	Three months ended		Six months ended
	August 31, 2020		August 31, 2020
	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Loss Reclassified from Accumulated Other Comprehensive Income	Pretax Loss Recognized in Other Comprehensive Income	Pretax Gain Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	$(465)	$(16)	$(465)	$52
Interest rate swaps	15	—	(115)	—

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

	Three months ended		Six months ended
	August 31, 2019		August 31, 2019
	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain Reclassified from Accumulated Other Comprehensive Income	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	$98	$109	$316	$228
Interest rate swaps	(167)	—	(339)	—

(6)	Accumulated Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive income (loss) consists of the following:

	Foreign Currency Translation Losses	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 29, 2020	$(17,739)	$(887)	$(429)	$(19,055)
Other comprehensive income (loss) before reclassifications	3,529	(79)	(481)	2,969
Reclassified from accumulated other comprehensive loss	—	—	10	10
Net current-period other comprehensive income (loss)	3,529	(79)	(471)	2,979
Balance at August 31, 2020	$(14,210)	$(966)	$(900)	$(16,076)

During the three and six months ended August 31, 2020, the Company recorded other comprehensive income (loss), net of taxes of $141 and $163, respectively, related to derivatives designated in a hedging relationship, and $0 in both periods related to pension plan adjustments.

The other comprehensive income (loss) before reclassification of $3,529 includes the remeasurement of intercompany transactions of a long-term investment nature of $(693) with certain subsidiaries whose functional currency is not the U.S. dollar, and $4,222 from translating the financial statements of the Company's non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(7)	Supplemental Cash Flow Information

The following is supplemental information relating to the Unaudited Consolidated Statements of Cash Flows:

	Six months ended August 31,
	2020	2019
Non-cash investing and financing activities:
Issuance of redeemable equity	$286	$1,025
Reclassification of stockholders' equity to redeemable equity	-	745
Right of use assets obtained in exchange for operating lease obligations	347	534
Right of use assets obtained in exchange for finance lease obligations	-	1,024
Right of use assets recorded in exchange for operating lease obligations upon the adoption of ASC 842	-	2,227
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$508	$459
Operating cash flows from finance leases	17	24
Finance cash flows from finance leases	329	310
Cash paid during the period:
Interest (excluding bank charges)	$569	$554
Income taxes (net of refunds)	742	410

(8)	Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Notes to the Consolidated Financial Statements contained in the Company’s Form 10-K for the fiscal year ended February 29, 2020.

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

The Company's Omnibus Equity Incentive Plan was established in 2014 (the "2014 Plan"). Pursuant to the 2014 Plan, Restricted Stock Units ("RSUs") may be awarded by the Company to any individual who is employed by, provides services to, or serves as a director of the Company or its affiliates. RSUs vest on the later of three years from the date of grant, or the grantee reaching the age of 65 years. The RSU awards will also vest upon the sale of all of the Company's issued and outstanding stock, the sale of all, or substantially all, of the assets of a subsidiary of which the grantee serves as CEO and/or President, or the termination of the grantee's employment without cause, provided that the grantee at the time of termination has been employed for at least 10 years. When vested, RSU awards may be settled in shares of common stock or in cash, at the Company's sole option. There are no market conditions inherent in an RSU award, only the employee performance requirement for performance awards, and the service requirement that the respective employee continues employment with the Company through the vesting date. In July 2020, the Company granted 48,269 RSU awards under the 2014 Plan. The Company expenses the cost of RSU awards on a straight-line basis over the requisite service period of each grantee. For these purposes, the fair market value of each RSU is determined based on the mean of the high and low price of the Company's common stock on the grant date. The fair market value of each RSU granted in July 2020 was $5.76.

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

-

Additional stock grants of 100,000 shares of Class A Common Stock to be issued on each of March 1, 2020, March 1, 2021, and March 1, 2022. Compensation expense of $103 and $206 was recognized during the three and six months ended August 31, 2020, respectively, based upon the grant fair value of $4.15 per share using the

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

graded vesting attribution method. During the six months ended August 31, 2020, Mr. Lavelle forfeited 26,835 shares of stock grants that were to be issued on March 1, 2021 in accordance with reductions to executive officer compensation related to the Company’s COVID-19 cost saving measures.

-

Grant of market stock units (“MSU’s”) up to a maximum value of $5,000, based upon the achievement of a 90-calendar day average stock price of no less than $5.49 over the performance period ending on the third and fifth anniversary of the effective date of the Employment Agreement. The value of the MSU award increases based upon predetermined targeted 90-calendar day average stock prices with a maximum of $5,000 if the 90-calendar day average high stock price equals or exceeds $15.00. The number of shares to be issued related to the MSUs based upon achievement of the maximum award value of $5,000, and if issued at $15.00 per share, is estimated at 333,333 shares. Actual results may differ based upon when the high average stock price is achieved and settled.  We recognized stock-based compensation expense of $61 and $122 during the three and six months ended August 31, 2020, respectively, related to these MSU’s using the graded vesting attribution method over the performance period. As of August 31, 2020, all of the MSU’s remain outstanding.

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

The following table presents a summary of the activity related to the initial stock grant, additional stock grants under the Employment Agreement, and RSU grants under the 2014 Plan for the six months ended August 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested award balance at February 29, 2020	715,152	$5.07
Granted	48,269	5.76
Vested	59,697	6.09
Vested and settled	100,000	4.15
Forfeited	26,835	4.15
Unvested award balance at August 31 2020	576,889	$4.80

At August 31, 2020, there were 238,318 vested and unsettled RSU awards under the Company’s 2014 Plan with a weighted average fair value of $7.51. In July 2020, the vested RSU awards for two of the Company’s former employees, totaling 105,123 award units, were settled in cash in an amount totaling $303.

During the three and six months ended August 31, 2020, the Company recorded $335 and $686, respectively, in total stock-based compensation related to the 2014 Plan, additional stock grants and MSU’s under the Employment Agreement. As of August 31, 2020, there was approximately $2,060 of unrecognized stock-based compensation expense related to unvested RSU awards, stock grants and MSU’s.
(9)	Supply Chain Financing

The Company has supply chain financing agreements and factoring agreements that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The balances under the agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three and six months ended August 31, 2020, net of discounts, were $19,320 and $39,184, respectively, compared to $14,404 and $36,987, respectively, for the three and six months ended August 31, 2019.
(10)	Research and Development

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $1,666 and $3,521 for the three and six months ended August 31, 2020, respectively, compared to $1,899 and $3,762, respectively, for the three and six months ended August 31, 2019. All amounts are net of customer reimbursements, and are included within Engineering and technical support expenses on the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).
(11)	Goodwill and Intangible Assets

The change in goodwill by segment is as follows:

Automotive Electronics:	Amount
Beginning balance at March 1, 2020	$8,467
Activity during the period	3,383
Balance at August 31, 2020	$11,850
Gross carrying value at August 31, 2020	$11,850
Accumulated impairment charge	—
Net carrying value at August 31, 2020	$11,850
Consumer Electronics:
Beginning balance at March 1, 2020	$46,533
Activity during the period	—
Balance at August 31, 2020	$46,533
Gross carrying value at August 31, 2020	$78,696
Accumulated impairment charge	(32,163)
Net carrying value at August 31, 2020	$46,533
Total Goodwill, net	$58,383

The Company's Biometrics segment did not carry a goodwill balance at August 31, 2020 or February 29, 2020.

At August 31, 2020, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$54,670	$34,234	$20,436
Trademarks/Tradenames	5,545	550	4,995
Developed technology	14,144	12,380	1,764
Patents	6,726	4,154	2,572
License	1,400	1,400	—
Contract	1,556	1,556	—
Total finite-lived intangible assets	$84,041	$54,274	29,767
Indefinite-lived intangible assets
Trademarks			64,583
Total intangible assets, net			$94,350

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

The Company recorded amortization expense of $1,327 and $2,496, respectively, for the three and six months ended August 31, 2020 and $1,748 and $3,496 for the three and six months ended August 31, 2019, respectively. The estimated aggregate amortization expense for all amortizable intangibles for August 31 of each of the succeeding years is as follows:

Year	Amount
2021	$5,852
2022	5,194
2023	4,441
2024	4,171
2025	4,038

(12)	Equity Investment

As of August 31, 2020 and February 29, 2020, the Company has a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	August 31, 2020	February 29, 2020
Current assets	$48,675	$47,738
Non-current assets	5,130	5,453
Liabilities	9,195	9,343
Members' equity	44,610	43,848

	Six months ended August 31,
	2020	2019
Net sales	$40,858	$50,281
Gross profit	14,150	15,542
Operating income	5,345	5,227
Net income	5,490	5,410

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

The Company's share of income from ASA was $1,883 and $2,745 for the three and six months ended August 31, 2020, respectively, and $1,265 and $2,705 for the three and six months ended August 31, 2019, respectively.
(13)	Income Taxes

The Company’s provision for income taxes consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year.  At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments, as necessary.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act made various tax law changes, including among other things (i) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest (ii) enacted technical corrections so that qualified improvement property can be immediately expensed under IRC Section 168(k) and net operating losses arising in tax years beginning in 2017 and ending in 2018 can be carried back two years and carried forward twenty years without a taxable income limitation as opposed to carried forward indefinitely, and (iii) made modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years. With respect to the technical correction to net operating losses, the Company recorded a discrete income tax provision of $4,275 during the six months ended August 31, 2020, as its valuation allowance related to net operating losses with limited carryforward periods increased.

For the three months ended August 31, 2020, the Company recorded an income tax provision of $2,609, which includes a discrete income tax benefit of $142 related primarily to the reversal of uncertain tax provision liabilities as a result of the lapse of the applicable statute of limitations. For the three months ended August 31, 2019, the Company recorded an income tax provision of $1,115, which includes a discrete income tax benefit of $1,400. The Company recorded discrete tax benefits of $1,204 and $196 in connection with excluding the U.S. tax jurisdiction from the estimated annual effective tax rate and the reversal of uncertain tax provision liabilities as a result of the lapse of the applicable statute of limitations, respectively.

The effective tax rates for the three months ended August 31, 2020 and 2019 were an income tax provision of 28.5% on pre-tax income of $9,164 and an income tax provision of 18.4% on a pre-tax loss of $6,049, respectively. The effective tax rate for the three months ended August 31, 2020 differs from the U.S. statutory rate of 21% primarily due to the anticipated reversal of a portion of the U.S. valuation allowance based on projected current year earnings, immediate U.S. taxation of foreign earnings, non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates. The effective tax rate for the three months ended August 31, 2019 differed from the statutory rate of 21% primarily due to the calculation of the U.S. taxation provision on a discrete basis, nondeductible permanent differences, non-controlling interest related to EyeLock LLC, an increase in the valuation allowance primarily for capital assets, state and local income taxes, and income taxed in foreign jurisdictions at varying tax rates.

For the six months ended August 31, 2020, the Company recorded an income tax provision of $4,390, which includes a discrete income tax provision of $4,151. The Company recorded a discrete tax provision of $4,275 related to an increase in valuation allowance as a result of the technical correction to net operating losses as provided in the CARES Act, and a discrete income tax benefit of $155 related to the reversal of uncertain tax provision liabilities as a result of the lapse of the applicable statute of limitations, offset with a discrete tax provision of $31 related to the accrual for interest for unrecognized tax benefits. For the six months ended August 31, 2019, the Company recorded an income tax benefit of $1,530, which includes a discrete income tax benefit of $1,380. The Company recorded discrete tax benefits of $1,204 and $176 in connection with excluding the U.S. tax jurisdiction from the estimated annual effective tax rate and the reversal of uncertain tax provision liabilities as a result of the lapse of the applicable statute of limitations, respectively.

The effective tax rates for the six months ended August 31, 2020 and 2019 were an income tax provision of 238.6% on pre-tax income of $1,840 and an income tax benefit of 13.8% on a pre-tax loss of $11,066, respectively. The effective tax rate for the six months ended August 31, 2020 differs from the U.S. statutory rate of 21% primarily due to the anticipated reversal of a portion of the U.S. valuation allowance based on projected current year earnings, immediate U.S. taxation of foreign earnings, non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates. The effective tax rate for the six months ended August 31, 2019 differed from the statutory rate of 21% primarily due to the calculation of the U.S. taxation provision on a discrete basis, nondeductible permanent differences, non-controlling interest related to EyeLock LLC, an increase in the valuation allowance primarily for capital assets, state and local income taxes, and income taxed in foreign jurisdictions at varying tax rates.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

At August 31, 2020, the Company had an uncertain tax position liability of $1,094, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S. federal, state and local, and foreign tax issues.
(14)	Inventory

Inventories by major category are as follows:

	August 31, 2020	February 29, 2020
Raw materials	$23,287	$29,115
Work in process	1,960	2,366
Finished goods	101,160	67,629
Inventory	$126,407	$99,110

(15)	Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs. The liability for product warranties is included within Accrued expenses and other current liabilities and the reserve for product repair costs is recorded as a reduction of Inventory on the Consolidated Balance Sheets.

	Three months ended August 31,		Six months ended August 31,
	2020	2019	2020	2019
Opening balance	$4,566	$4,151	$4,748	$4,469
Liabilities for warranties accrued during the period	684	1,147	1,475	2,434
Liabilities acquired during acquisition	1,200		1,200
Warranty claims settled during the period	(930)	(1,236)	(1,903)	(2,841)
Ending balance	$5,520	$4,062	$5,520	$4,062

(16)	Accrued Restructuring Expense

At February 29, 2020, the Company had accrued restructuring charges of $637 included in Accrued expenses and other current liabilities, representing charges incurred in Fiscal 2019 for the realignment of certain businesses within the organization. During the three and six months ended August 31, 2020, an additional $168 and $469 of the accrual was settled and no additional restructuring expenses were incurred. At August 31, 2020, the remaining restructuring accrual in Accrued expenses and other current liabilities is $168.
(17)	Financing Arrangements

The Company has the following financing arrangements:

	August 31, 2020	February 29, 2020
Debt
Domestic credit facility (a)	$20,335	$—
Florida mortgage (b)	7,364	7,614
Euro asset-based lending obligation - VOXX Germany (c)	—	—
Euro asset-based lending obligation - Magnat (d)	459	607
Total debt	28,158	8,221
Less: current portion of long-term debt	959	1,107
Long-term debt	27,199	7,114
Less: debt issuance costs	880	1,015
Total long-term debt, net of debt issuance costs	$26,319	$6,099

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(a)

Domestic Credit Facility

The Company has a senior secured credit facility (the "Credit Facility"), which was amended in June 2020 and provides for a revolving credit facility with committed availability of up to $127,500. The Credit Facility also includes a $15,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 17(b)). The availability under the revolving credit line of the Credit Facility was $77,905 as of August 31, 2020.

All amounts outstanding under the Credit Facility will mature and become due on April 26, 2022; however, it is subject to acceleration upon the occurrence of an Event of Default (as defined in the Credit Agreement). The Company may prepay any amounts outstanding at any time, subject to payment of certain breakage and redeployment costs relating to LIBOR Rate Loans. The commitments under the Credit Facility may be irrevocably reduced at any time, without premium or penalty as set forth in the agreement.

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that swingline loans may only be designated as Base Rate Loans.  Loans designated as LIBOR Rate Loans bear interest at a rate equal to the then applicable LIBOR rate plus a range of 2.00 - 2.50%.  Loans designated as Base Rate loans bear interest at a rate equal to the applicable margin for Base Rate Loans of 1.00 - 1.50% as defined in the agreement and shall not be lower than 2.00%. As of August 31, 2020, the weighted average interest rate on the facility was 2.75%.

Provided that the Company is in a Compliance Period (the period commencing on that day in which Excess Availability is less than 20% of the Maximum Revolver Amount and ending on a day in which Excess Availability is equal to or greater than 20% for any consecutive 30 day period thereafter), the Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of August 31, 2020, the Company was not in a Compliance Period.

The obligations under the loan documents are secured by a general lien on, and security interest in, substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles and inventory.  The Company has guaranteed the obligations of the borrowers under the Credit Agreement.

Charges incurred on the unused portion of the Credit Facility during the three and six months ended August 31, 2020 totaled $125 and $241, respectively, compared to $126 and $252 during the three and six months ended August 31, 2019, respectively. These charges are included within Interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has deferred financing costs related to the Credit Facility and previous amendments and modification of the Credit Facility. In conjunction with the amendment to its Credit Facility in June 2020, the Company incurred additional financing fees of $260 that will be amortized over the remaining term of the facility. The Company accounted for the June 2020 amendment to the Credit Facility as a modification of debt; however, as there were certain changes to the syndicate bank participation, unamortized deferred financing costs of $53 were written off and charged to Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended

August 31, 2020. Deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance and are amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) over the term of the Credit Facility, which expires in April 2022. During the three and six months ended August 31, 2020, the Company amortized $128 and $326 of these costs, as compared to $197 and $395 during the three and six months ended August 31, 2019. The net unamortized balance of these deferred financing costs as of August 31, 2020 is $709.

(b)

Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida.  Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. The Florida Mortgage bears interest at 70% of 1-month LIBOR plus 1.54% (1.65% at August 31, 2020) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The financial covenants of the Florida Mortgage are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, which are recorded as deferred financing costs and included in Long-term debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and are being amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) over the ten-year term of the Florida Mortgage. The Company amortized $8 and $16 of these costs during both the three and six months ended August 31, 2020 and 2019. The net unamortized balance of these deferred financing costs as of August 31, 2020 is $171.

On July 20, 2015, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure related to the Florida Mortgage and pays a fixed rate of 3.48% under the swap agreement (See Note 5).

(c)

Euro Asset-Based Lending Obligation – VOXX Germany

Foreign bank obligations include a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000 for the Company's subsidiary, VOXX Germany, which expires on July 31, 2023. The rate of interest for the ABL is the three-month Euribor plus 2.3% (2.30% at August 31, 2020). As of August 31, 2020, there is no balance outstanding under this credit facility.

(d)

Euro Asset-Based Lending Obligation - Magnat

Foreign bank obligations also include an ABL credit facility, for the Company's subsidiary, Magnat, which expires on December 31, 2020. The rate of interest for the ABL is the three-month Euribor plus 2.1% (2.10% at August 31, 2020).

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(18)	Other (Expense) Income

Other (expense) income is comprised of the following:

	Three months ended August 31,		Six months ended August 31,
	2020	2019	2020	2019
Foreign currency (loss) gain	$(363)	$130	$(479)	$236
Interest income	(15)	225	71	615
Rental income	182	142	368	284
Miscellaneous	(196)	50	182	1,056
Total other, net	$(392)	$547	$142	$2,191

The decrease in interest income for the three and six months ended August 31, 2020 as compared to the prior year periods primarily relates to the decrease in interest rates applicable to the Company’s short-term money market investments. Included within miscellaneous for the six months ended August 31, 2020 are the proceeds from a key man life insurance policy in the amount of $420 related to a Company executive who passed away during the first quarter of Fiscal 2021. For the six months ended August 31, 2019, miscellaneous included proceeds from a key man life insurance policy in the amount of $1,000 related to a former employee of Klipsch Group, Inc. that Voxx became the beneficiary of in conjunction with the acquisition of Klipsch in Fiscal 2012.

(19)	Foreign Currency

The Company has a subsidiary in Venezuela. Venezuela has experienced significant political and civil unrest, as well as economic instability for several years, and has implemented various foreign currency and price controls. The Company accounts for its Venezuela subsidiary as hyper-inflationary in accordance with the guidelines in ASC 830, "Foreign Currency." A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3-year period.  The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars. As of August 31, 2020, the DICOM rate for the Sovereign Bolivar was approximately 323,800 bolivars to the U.S. dollar compared to 20,460 at August 31, 2019. Total net currency exchange gains for Venezuela of $19 and $20 were recorded for the three and six months ended August 31, 2020, respectively, as compared to ($2) for both the three and six months ended August 31, 2019, and are included in Other income (expense) on the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has certain long-lived assets in Venezuela, which are held for investment purposes. These properties had no value at August 31, 2020
(20)	Lease Obligations

We account for leases in accordance with ASC 842 “Leases” (“ASC 842”). We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration.

We have operating leases for office equipment, as well as offices, warehouses, and other facilities used for our operations. We also have finance leases comprised primarily of computer hardware and machinery and equipment. Our leases have remaining lease terms of less than 1 year to 11 years, some of which include renewal options. We consider these renewal options in determining the lease term used to establish our right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal option will be exercised. The Company had no short term leases during the three and six months ended August 31, 2020.

Refer to Note 7 for supplemental cash flow information related to leases.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

The components of lease cost for the three and six months ended August 31, 2020 and 2019 were as follows:

	Three months ended August 31,		Six months ended August 31,
	2020	2019	2020	2019
Operating lease cost (a) (c)	$265	$233	$508	$459
Finance lease cost:
Amortization of right of use assets (a)	161	117	326	349
Interest on lease liabilities (b)	8	12	17	24
Total finance lease cost	$169	$129	$343	$373

(a)	Recorded within Selling, General and administrative, Engineering and technical support, and Cost of sales on the Consolidated Statement of Operations and Comprehensive (Loss) Income.
(b)	Recorded within Interest and bank charges on the Consolidated Statement of Operations and Comprehensive Income (Loss).
(c)	Includes immaterial amounts related to variable rent expense.

Supplemental balance sheet information related to leases is as follows:

	August 31, 2020	February 29, 2020
Operating Leases
Operating lease, right of use assets	$4,990	$3,143
Total operating lease right of use assets	$4,990	$3,143
Accrued expenses and other current liabilities	$1,126	$784
Operating lease liabilities, less current portion	3,996	2,391
Total operating lease liabilities	$5,122	$3,175
Finance Leases
Property, plant, and equipment, gross	$2,503	$2,503
Accumulated depreciation	(1,535)	(1,209)
Total finance lease right of use assets	$968	$1,294
Accrued expenses and other current liabilities	$508	$613
Finance lease liabilities, less current portion	490	720
Total finance lease liabilities	$998	$1,333
Weighted Average Remaining Lease Term
Operating leases	6.2 years	4.4 years
Finance leases	2.2 years	3.9 years
Weighted Average Discount Rate
Operating leases	4.59%	5.98%
Finance leases	3.87%	3.87%

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

At August 31, 2020, maturities of lease liabilities for each of the succeeding years were as follows:

	Operating Leases	Finance Leases
2021	$1,291	525
2022	1,175	342
2023	853	157
2024	650	—
2025	463	—
Thereafter	1,353	—
Total lease payments	5,785	1,024
Less imputed interest	663	26
Total	$5,122	998

As of August 31, 2020, the Company has not entered into any lease agreements that have not yet commenced.

The Company owns and occupies buildings as part of its operations. Certain space within these buildings may, from time to time, be leased to third parties from which the Company earns rental income as lessor. This leased space is recorded within property, plant and equipment and was not material to the Company's Consolidated Balance Sheets at August 31, 2020 and February 29, 2020. Rental income earned by the Company for the three and six months ended August 31, 2020 and 2019 was $182 and $368, respectively, and $142 and $284, respectively, which is recorded within Other income (expense).
(21)	Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	August 31, 2020	February 29, 2020	August 31, 2020	February 29, 2020	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,656,976	21,556,976	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	2,749,218	2,749,218	N/A	N/A	N/A

(22)	Variable Interest Entities

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

On September 1, 2015, Voxx acquired a majority voting interest in substantially all of the assets and certain specified liabilities of EyeLock, Inc. and EyeLock Corporation, a market leader of iris-based identity authentication solutions, through a newly-formed entity, EyeLock LLC. The Company issued EyeLock LLC a promissory note for the purposes of repaying protective advances and funding working capital requirements of the entity. On October 9, 2020, this

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

promissory note was amended and restated to allow EyeLock LLC to borrow up to $60,600. Through March 1, 2019, interest on the outstanding principal of the loan accrued at 10%. From March 1, 2019 forward, interest accrues at 2.5%. The amended and restated promissory note is due on June 30, 2021. The outstanding principal balance of this promissory note is convertible at the sole option of Voxx into units of EyeLock LLC. If Voxx chooses not to convert into equity, the outstanding loan principal of the amended and restated promissory note will be repaid at a multiple of 1.50 based on the repayment date. The agreement includes customary events of default and is collateralized by all of the property of EyeLock LLC.

We determined that we hold a variable interest in EyeLock LLC as a result of:

•	our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and
•	the loan agreement with EyeLock LLC, which has a total outstanding balance of $57,767 as of August 31, 2020.

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

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Assets and Liabilities of EyeLock LLC

The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheets as of August 31, 2020 and February 29, 2020:

	August 31, 2020	February 29, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	250	147
Inventory, net	2,238	2,052
Prepaid expenses and other current assets	203	313
Total current assets	2,691	2,512
Property, plant and equipment, net	34	69
Intangible assets, net	2,464	2,600
Other assets	59	76
Total assets	$5,248	$5,257
Liabilities and Partners' Deficit
Current liabilities:
Accounts payable	$1,390	$2,086
Interest payable to VOXX	10,707	9,994
Accrued expenses and other current liabilities	674	252
Accrued sales incentives	10	—
Due to VOXX	57,767	54,074
Total current liabilities	70,548	66,406
Other long-term liabilities	1,200	1,200
Total liabilities	71,748	67,606
Commitments and contingencies
Partners' deficit:
Capital	41,416	41,416
Retained losses	(107,916)	(103,765)
Total partners' deficit	(66,500)	(62,349)
Total liabilities and partners' deficit	$5,248	$5,257

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Revenue and Expenses of EyeLock LLC

The following table sets forth the revenues and expenses of EyeLock LLC that were included in our Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended August 31, 2020, respectively:

	For the three months ended August 31,		For the six months ended August 31,
	2020	2019	2020	2019
Net sales	$263	$253	$360	$274
Cost of sales	262	343	381	414
Gross profit	1	(90)	(21)	(140)
Operating expenses:
Selling	125	161	302	362
General and administrative	428	1,157	857	2,377
Engineering and technical support	1,094	1,354	2,249	2,719
Total operating expenses	1,647	2,672	3,408	5,458
Operating loss	(1,646)	(2,762)	(3,429)	(5,598)
Other expense:
Interest and bank charges	(368)	(315)	(722)	(615)
Total other expense, net	(368)	(315)	(722)	(615)
Loss before income taxes	(2,014)	(3,077)	(4,151)	(6,213)
Income tax expense	—	—	—	—
Net loss	$(2,014)	$(3,077)	$(4,151)	$(6,213)

(23)	Segment Reporting

The Company operates in three distinct segments based on our products and our internal organizational structure. The three operating segments, which are also the Company’s reportable segments, are Automotive Electronics, Consumer Electronics, and Biometrics.

Our Automotive Electronics segment designs, manufactures, markets and distributes rear-seat entertainment devices, satellite radio products, automotive security, vehicle access systems, remote start systems, mobile interface modules, mobile multimedia devices, aftermarket/OE-styled radios, car link-smartphone telematics applications, driver distraction products, collision avoidance systems, location-based services, turn signal switches, automotive lighting products, automotive sensing and camera systems, USB ports, cruise control systems, and heated seats.

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

Our Biometrics segment designs, manufactures, markets, and distributes iris identification and biometric security related products.

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

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Segment data for each of the Company's segments is presented below:

	Automotive Electronics	Consumer Electronics	Biometrics	Corporate/ Eliminations	Total
Three Months Ended August 31, 2020
Net sales	$32,633	$94,992	$263	$144	$128,032
Equity in income of equity investees	1,883	—	—	—	1,883
Interest expense and bank charges	353	2,106	367	(1,816)	1,010
Depreciation and amortization expense	708	954	86	999	2,747
Income (loss) before income taxes	239	12,789	(2,014)	(1,850)	9,164

Three Months Ended August 31, 2019
Net sales	$26,845	$63,034	$254	$113	$90,246
Equity in income of equity investees	1,265	—	—	—	1,265
Interest expense and bank charges	118	2,469	313	(2,013)	887
Depreciation and amortization expense	193	1,122	784	963	3,062
Income (loss) before income taxes	316	(1,067)	(3,042)	(2,256)	(6,049)

Six Months Ended August 31, 2020
Net sales	$49,909	$149,506	$360	$244	$200,019
Equity in income of equity investees	2,745	—	—	—	2,745
Interest expense and bank charges	521	4,294	722	(3,674)	1,863
Depreciation and amortization expense	1,174	1,919	172	2,025	5,290
(Loss) income before income taxes	(2,871)	12,736	(4,151)	(3,874)	1,840

Six Months Ended August 31, 2019
Net sales	$56,487	$126,687	$260	$266	$183,700
Equity in income of equity investees	2,705	—	—	—	2,705
Interest expense and bank charges	217	4,867	615	(3,815)	1,884
Depreciation and amortization expense	380	2,263	1,569	1,916	6,128
Income (loss) before income taxes	777	(607)	(6,022)	(5,214)	(11,066)

(24)	Revenue from Contracts with Customers

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. We apply the FASB’s guidance on revenue recognition, which requires us to recognize the amount of revenue and consideration that we expect to receive in exchange for goods and services transferred to our customers. To do this, the Company applies the five-step model prescribed by the FASB, which requires us to: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy a performance obligation. No performance obligation related amounts were deferred as of August 31, 2020 or August 31, 2019.

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

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of consumer electronic, automotive electronic, and biometric products. Our consumer electronic products primarily consist of finished goods sold to retail and commercial customers, consisting of premium audio products and other consumer electronic

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

products. Our automotive electronic products are sold both to OEM and aftermarket customers. Our biometrics products are primarily sold to retail and commercial customers. We recognize revenue for sales to our customers when transfer of control of the related good or service has occurred. The majority of our revenue was recognized under the point in time approach for the three and six months ended August 31, 2020. Certain telematic subscription revenues generated by our Automotive Electronics segment are recognized over time. Contract terms with certain of our OEM customers could result in products and services being transferred over time as a result of the customized nature of some of our products, together with contractual provisions in the customer contracts that provide us with an enforceable right to payment for performance completed to date; however, under typical terms, we do not have the right to consideration until the time of shipment from our manufacturing facilities or distribution centers, or until the time of delivery to our customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to our right to consideration at the time of shipment or delivery.

Under ASC 606, we are required to present a refund liability and a return asset within the Consolidated Balance Sheets. The changes in the refund liability are reported in Net sales, and the changes in the return asset are reported in Cost of sales in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). As of August 31, 2020 and February 29, 2020, the balance of the return asset was $1,218 and $1,544, respectively, and the balance of the refund liability was $2,926 and $3,779, respectively, and are presented within Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheets.

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

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized.  The Company had current and non-current liability balances totaling $5,556 at August 31, 2020 related to telematic subscription services of the Company’s DEI subsidiary. There were no contract liability balances at February 29, 2020. The Company had no contract asset balances at August 31, 2020 or February 29, 2020.

Disaggregation of Revenue

The Company operates in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. ASC 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales are disaggregated by segment and product type for the three and six months ended August 31, 2020 and 2019:

	Three months ended August 31,		Six months ended August 31,
	2020	2019	2020	2019
Automotive Electronics Segment
OEM Products	$10,714	$11,810	$18,373	$26,763
Aftermarket Products	21,919	15,035	31,536	29,724
Total Automotive Segment	32,633	26,845	49,909	56,487
Consumer Electronics Segment
Premium Audio Products	69,282	38,108	103,820	74,806
Other Consumer Electronic Products	25,710	24,926	45,686	51,881
Total Consumer Electronics Segment	94,992	63,034	149,506	126,687
Biometrics Segment
Biometric Products	263	254	360	260
Total Biometrics Segment	263	254	360	260
Corporate/Eliminations	144	113	244	266
Total Net Sales	$128,032	$90,246	$200,019	$183,700

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(25)	Contingencies

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

The products the Company sells are continually changing as a result of improved technology.  As a result, although the Company and its suppliers attempt to avoid infringing known proprietary rights, the Company may be subject to legal proceedings and claims for alleged infringement by patent, trademark, or other intellectual property owners.  Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, or require the Company to either enter into royalty or license agreements that are not advantageous to the Company, or pay material amounts of damages.

(26)	New Accounting Pronouncements

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three and six months ended August 31, 2020 compared to the three and six months ended August 31, 2019. Next, we present EBITDA, Adjusted EBITDA, and Diluted Adjusted EBITDA per common share attributable to Voxx for the three and six months ended August 31, 2020 compared to the three and six months ended August 31, 2019, in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows, and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

Unless specifically indicated otherwise, all amounts presented in our MD&A below are in thousands, except share and per share data.

Business Overview

VOXX International Corporation ("Voxx," "We," "Our," "Us" or the "Company") is a leading international manufacturer and distributor operating in the Automotive Electronics, Consumer Electronics, and Biometrics industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through nineteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., VOXX German Holdings GmbH ("Voxx Germany"), Audiovox Canada Limited, Voxx Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Klipsch Holding LLC ("Klipsch"), Omega Research and Development, LLC ("Omega"), Voxx Automotive Corp., Audiovox Websales LLC, VSM-Rostra LLC, VOXX DEI LLC, and VOXX DEI Canada, Ltd., as well as a majority owned subsidiary, EyeLock LLC ("EyeLock"). We market our products under the Audiovox® brand name and other brand names and licensed brands, such as 808®, Acoustic Research®, Advent®, Avital®, Car Link®, Chapman®, Clifford®, Code-Alarm®, Crimestopper™, Directed®, Discwasher®, Energy®, Heco®, Invision®, Jamo®, Klipsch®, Mac Audio™, Magnat®, Mirage®, myris®, Oehlbach®, Omega®, Prestige®, Project Nursery®, Python®, RCA®, RCA Accessories, Rosen®, Rostra®, Schwaiger®, Smart Start®, Terk®, Vehicle Safety Automotive, Viper® and Voxx Automotive, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as Onkyo & Pioneer Corp., and SiriusXM satellite radio products.

COVID-19

During March 2020, a global pandemic was declared by the World Health Organization and a National Emergency was declared by the President of the United States related to the rapidly growing outbreak of COVID-19. The pandemic has significantly impacted economic conditions in the United States, as federal, state, and local governments have reacted to the public health crisis, creating significant uncertainties in the United States, as well as the global economy. In the interest of public health and safety, U.S. jurisdictions (national, state, and local) where our primary operations and those of many of our customers are located, have required mandatory business closures, and capacity limitations, or other restrictions for those that have been permitted to continue to operate or that have been allowed to reopen. As of the date of this filing, two (2) of our operating locations remain closed.

As a result of these developments, the Company’s business has been impacted for the three and six months ended August 31, 2020.  Although the Company’s revenues have increased for the three and six months ended August 31, 2020, as compared to the prior year periods, sales within certain product lines across the Company’s segments have been negatively affected. The situation is still rapidly changing and additional impacts to the business may arise that we are not aware of currently, which could have an adverse impact on revenues, results of operations, and cash flows for the 2021 fiscal year. We cannot predict whether, when, or the manner in which the conditions surrounding COVID-19 will change, including the timing of lifting any restrictions and/or any subsequent re-impositions. Due to the evolving situation, future results of the Company could be impacted in ways we are not able to predict today, including, but not limited to, non-cash write-downs and impairments; foreign currency fluctuations; potential adjustments to the carrying value of inventory; and the delayed collections of, or inability to collect accounts receivables.

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

In addition, the Company implemented a number of other measures to help mitigate the operating and financial impact of the pandemic, including: (i) furloughing approximately 20% of its employees globally; (ii) implementing temporary salary and hour reductions for both management and non-management level employees Company-wide, including its executive officers, and the Company’s board of directors; (iii) executing substantial reductions in expenses, service provider costs, occupancy costs, capital expenditures and overall costs; and (iv) working globally with management teams to actively explore and identify all eligible government and other initiatives available to businesses or employees impacted by the COVID-19 pandemic. As of our filing date, the above-referenced temporary salary and hour reductions have been eliminated by the Company, and approximately 3% of our employees worldwide are on furlough.

Reportable Segments

The Company operates in three reportable segments based on our products and internal organizational structure. The operating segments consist of Automotive Electronics, Consumer Electronics, and Biometrics. See Note 23 to the Company's Consolidated Financial Statements for segment information.

Products included in these segments are as follows:

Automotive Electronics products include:

▪	mobile multi-media video products, including in-dash, overhead and headrest systems,
▪	autosound products including radios and amplifiers,
▪	satellite radios, including plug and play models and direct connect models,
▪	smart phone telematics applications,
▪	mobile interface modules,
▪	automotive security, vehicle access, and remote start systems,
▪	automotive power accessories,
▪	rear observation and collision avoidance systems,
▪	driver distraction products,
▪	power lift gates,
▪	turn signal switches,
▪	automotive lighting products,
▪	automotive sensing and camera systems,
▪	USB ports,
▪	cruise control systems, and
▪	heated seats.

Consumer Electronics products include:

▪	premium loudspeakers,
▪	architectural speakers,
▪	commercial speakers,
▪	outdoor speakers,
▪	flat panel speakers,
▪	wireless and Bluetooth speakers,
▪	home theater systems,
▪	business music systems,
▪	streaming music systems,
▪	on-ear and in-ear headphones,
▪	wired and wireless Bluetooth headphones and ear buds,
▪	soundbars and sound bases,
▪	DLNA (Digital Living Network Alliance) compatible devices,
▪	High-Definition Television ("HDTV") antennas,
▪	Wireless Fidelity ("WiFi") antennas,
▪	High-Definition Multimedia Interface ("HDMI") accessories,
▪	home electronic accessories such as cabling and other connectivity products,
▪	power cords,
▪	performance enhancing electronics,
▪	TV universal remotes,
▪	flat panel TV mounting systems,
▪	karaoke products,
▪	infant/nursery products,
▪	activity tracking bands,
▪	healthcare wearables,
▪	power supply systems and charging products,
▪	electronic equipment cleaning products,
▪	personal sound amplifiers,
▪	set-top boxes,
▪	home and portable stereos, and
▪	digital multi-media products, such as personal video recorders and MP3 products.

Biometrics products include:

▪	iris identification products, and
▪	biometric security related products.

We believe our segments have expanding market opportunities with certain levels of volatility related to domestic and international markets, new car sales, increased competition by manufacturers, private labels, technological advancements, discretionary consumer spending and general economic conditions. All of our products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future. Macroeconomic factors, such as increases in the unemployment rate, have been pressured as a result of the COVID-19 stay at home orders and have created a challenging demand environment in some of our markets, the duration and severity of which we are still unable to predict.

Our objective is to continue to grow our business by acquiring new brands, embracing new technologies, expanding product development, and applying this to a continued stream of new products that should increase gross margins and improve operating income. In addition, it is our intention to continue to acquire synergistic companies that would allow us to leverage our overhead, penetrate new markets and expand existing product categories through our business channels. Notwithstanding the above, if the appropriate opportunity arises, the Company will explore the potential divestiture of a product line or business.

Acquisitions and Dispositions

On July 1, 2020, the Company completed the acquisition of certain assets and liabilities, which comprise the aftermarket vehicle remote start and security systems and connected car solutions (telematics) business from Directed LLC and Directed Electronics Canada Inc. (collectively, with Directed LLC, “Directed”). The acquired assets include inventory, accounts receivable, certain fixed assets, IT systems, and intellectual property. The cash purchase price was $11,000, plus the assumption of various liabilities (see Note 2).

On January 31, 2020, the Company acquired certain assets and liabilities of Vehicle Safety Holdings Corp. (“VSHC”) (see Note 2).

Critical Accounting Policies and Estimates

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; accrued sales incentives; expected credit losses on accounts receivable; inventory valuation; valuation of long-lived assets; valuation and impairment assessment of goodwill, trademarks, and other intangible assets; warranties; stock-based compensation; recoverability of deferred tax assets; and the reserve for uncertain tax positions at the date of the consolidated financial statements.  A summary of the Company's critical accounting policies is identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the fiscal year ended February 29, 2020. During the fourth quarter of the Company’s 2020 fiscal year, as well as subsequent to February 29, 2020, there have been significant changes to the global economic situation as a consequence of the COVID-19 pandemic. It is possible that this could cause changes to estimates in the future as a result of the financial circumstances of the markets in which the Company operates, the price of the Company’s publicly traded equity in comparison to the Company’s carrying value, and the health of the global economy. Such changes to estimates could potentially result in impacts that would be material to the consolidated financial statements, particularly with respect to the fair value of the Company’s reporting units in relation to potential goodwill impairment and the fair value of long-lived assets in relation to potential impairment. Since February 29, 2020, there have been no changes in our critical accounting policies, with the exception of the Company’s adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” on March 1, 2020.

Results of Operations

As you read this discussion and analysis, refer to the accompanying Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss), which present the results of our operations for the three and six months ended August 31, 2020 and 2019.

The following tables set forth, for the periods indicated, certain statements of operations data for the three and six months ended August 31, 2020 and 2019.

Net Sales

	August 31,
	2020	2019	$ Change	% Change
Three Months Ended
Automotive Electronics	$32,633	$26,845	$5,788	21.6%
Consumer Electronics	94,992	63,034	31,958	50.7%
Biometrics	263	254	9	3.5%
Corporate	144	113	31	27.4%
Total net sales	$128,032	$90,246	$37,786	41.9%

Six Months Ended
Automotive Electronics	$49,909	$56,487	$(6,578)	(11.6)%
Consumer Electronics	149,506	126,687	22,819	18.0%
Biometrics	360	260	100	38.5%
Corporate	244	266	(22)	(8.3)%
Total net sales	$200,019	$183,700	$16,319	8.9%

Automotive sales represented 25.5% and 25.0% of the net sales for the three and six months ended August 31, 2020, respectively, compared to 29.7% and 30.7% in the respective prior year periods. Sales in this segment increased during the three months ended August 31, 2020 and decreased during the six months ended August 31, 2020, respectively, as compared to the prior year. Decreases in sales experienced during both the three and six months ended August 31, 2020 were primarily due to the COVID-19 pandemic, as well as certain other factors. The Company’s OEM rear seat entertainment, security, and remote start sales all declined during both the three and six months ended August 31, 2020 primarily as a result of several automotive manufacturing plant shut-downs as a result of COVID-19, including Ford, GM, FCA, and Subaru, beginning in March 2020. Some of these automotive plants began to re-open during May 2020, but others did not resume operations until our second fiscal quarter. While some of the programs have begun to ramp up production again, they have yet to return to pre-COVID levels, thus negatively impacting sales for both quarters. Additionally, OEM rear seat entertainment sales were negatively impacted during the three and six months ended August 31, 2020 by the cancellation of a program with one of the Company’s larger customers that had been in production during the prior year periods. Sales of aftermarket headrest, security, and remote start products decreased during the six months ended August 31, 2020 as a result of COVID-19, due to the temporary shut-down of car dealerships and other brick and mortar businesses that sell these products; however, sales of headrest products during the three months ended August 31, 2020 were relatively flat, as the reopening of these businesses during the second quarter has returned sales to near normal levels, and sales of security and remote start products increased during the three months ended August 31, 2020, both as a result of these reopenings, as well due to a boost in demand, as purchases could not be made by customers during the shut-downs. Further offsetting sales declines in this segment for both the three and six months ended August 31, 2020 were sales of both OEM and aftermarket products related to the Company’s VSM and DEI subsidiaries, established in connection with the Company’s acquisitions in the fourth quarter of Fiscal 2020 and the second quarter of Fiscal 2021, respectively. Sales from these two new subsidiaries comprised approximately 33% and 31% of the segment’s sales for the three and six months ended August 31, 2020, respectively, which were not present in the prior year periods.

Consumer Electronics sales represented 74.2% and 74.7% of our net sales for the three and six months ended August 31, 2020, respectively, compared to 69.8% and 69.0% in the comparable prior year periods. Sales increased for the three and six months ended August 31, 2020 as compared to the prior year due primarily to the positive sales and promotion of several of the Company’s premium audio products. During both the three and six months ended August 31, 2020, the Company experienced greater consumer demand and achieved market share growth in its premium home theater and subwoofer categories, as well as launched a new premium wireless computer speaker system, which has contributed positively to sales in both periods and was not available in the prior fiscal year. The Company has also experienced an increase in sales of hookup products during the three and six months ended August 31, 2020, as the large number of individuals working from home as a result of the COVID-19 pandemic has caused an increase in demand for cabling and other hookup related products. Within Europe, the Company experienced overall stronger online sales during the three and six months ended August 31, 2020 due to many consumers shopping from home during the pandemic, as well as an increase in sales in its Do It Yourself (“DIY”) line of products, and a new sales channel of discount retailers. For the three months ended August 31, 2020, the segment experienced an increase in sales of motion products, as the related healthcare programs have begun to gain popularity with patients. Offsetting these sales increases were decreases in sales related to the COVID-19 pandemic, as well as other factors. The Company experienced decreases in sales of certain consumer electronic and accessory products, such as in reception products, wireless speakers, power products, and headphones, primarily due to nationwide brick and mortar business closures related to the COVID-19 pandemic, as well as due to the Company’s continuing rationalization of SKU’s for certain of these products, with the goal of limiting sales of lower margin products. Sales of the Company’s smart home products decreased for the three and six months ended August 31, 2020, as the Company began exiting this category during Fiscal 2020. For the three and six months ended August 31, 2020, there was also a decrease in sales of the Company’s premium commercial speaker products due to the shut-down of cinemas during the pandemic and a decrease in premium headphones as a result of the delayed launch of the Company’s newest wireless earbud product, which is expected in the next fiscal quarter.

Biometrics sales represented 0.2% of our net sales for both the three and six months ended August 31, 2020, compared to 0.3% and 0.1% in the respective prior year periods. Sales during the three months ended August 31, 2020 were relatively flat compared to the prior year and sales for the six months ended August 31, 2020 increased compared to the prior year period. The Company has experienced an increase in sales of its EXT outdoor perimeter access product, as well as an updated version of its Nano NXT perimeter access product, both of which launched in the second quarter of Fiscal 2020.

Gross Profit and Gross Margin Percentage

	August 31,
	2020	2019	$ Change	% Change
Three Months Ended
Automotive Electronics	$6,722	$5,577	$1,145	20.5%
	20.6%	20.8%
Consumer Electronics	31,213	18,293	12,920	70.6%
	32.9%	29.0%
Biometrics	1	(57)	58	(101.8)%
	0.4%	-22.4%
Corporate	140	(44)	184	(418.2)%
	$38,076	$23,769	$14,307	60.2%
	29.7%	26.3%

Six Months Ended
Automotive Electronics	$9,778	$12,205	$(2,427)	(19.9)%
	19.6%	21.6%
Consumer Electronics	48,057	37,413	10,644	28.5%
	32.1%	29.5%
Biometrics	(22)	52	(74)	(142.3)%
	-6.1%	20.0%
Corporate	238	108	130	120.4%
	$58,051	$49,778	$8,273	16.6%
	29.0%	27.1%

Gross margin percentages for the Company have increased 340 and 190 basis points for the three and six months ended August 31, 2020, respectively, as compared to the three and six months ended August 31, 2019.

Gross margin percentages in the Automotive Electronics segment decreased 20 and 200 basis points for the three and six months ended August 31, 2020, respectively, as compared to the prior year periods. The decrease in margins was driven primarily by the declines in higher margin OEM security and remote start sales due to automotive manufacturing shut-downs as a result of the COVID-19 pandemic. Although some programs began to ramp up production again in the second quarter, they have yet to return to pre-COVID levels, thus negatively impacting sales and margins for both the three and six months ended August 31, 2020. In addition, there was a decline in aftermarket headrest, remote start, and security product sales during the six months ended August 31, 2020, which typically generate higher margins for the segment and negatively impacted margins for the year to date period. As an offset to the margin declines during the three and six months ended August 31, 2020, increased sales of OEM and aftermarket products related to the Company’s VSM and DEI subsidiaries contributed favorably to margins. For the three months ended August 31, 2020, the increase in sales of higher margin aftermarket remote start and security products also contributed positively to the segment’s margin.

Gross margin percentages in the Consumer Electronics segment increased 390 and 260 basis points for the three and six months ended August 31, 2020, respectively, as compared to the prior year periods. Margin increases during the three and six months ended August 31, 2020 were driven in part by increased sales of the Company’s high margin premium home theater speaker products, as well as an increase in sales of hookup products, and the increase in sales in Europe. Additionally, while the Company experienced a decrease in certain product line sales, such as reception and remotes, the margins earned on these products improved during both the three and six months ended August 31, 2020 as compared to the prior year periods, due to the movement of production out of China. Offsetting these positive impacts, margins have been negatively affected during the three and six months ended August 31, 2020 by the Company’s newest line of wireless computer speakers, which have contributed positively to sales, but have been sold at lower margins than typically experienced with the Company’s premium wireless speaker products. The Company’s premium headphone category has also been negatively impacted in the three and six months ended August 31, 2020 due to close out sales of certain older products at lower margins in preparation for the launch of its newest line of wireless earbuds, which has been delayed. Additionally, although sales in Europe have increased in the three and six months ended August 31, 2020 and several product lines have contributed to margin increases, there was also an increase in sales generated from a new sales channel of discount retail customers for the three and six month period, which generate lower margins and had a negative impact in the periods.

Gross margin percentages in the Biometrics segment increased for the three months ended August 31, 2020, and decreased for the six months ended August 31, 2020 as compared to the respective prior year periods.  The increase in margins for the three months ended August 31, 2020, was a result of a large sale in the prior year period that was made at a loss, thus resulting in a negative margin for the three months ended August 31, 2019. For the six months ended August 31, 2020, the decrease in the segment margin was primarily due to the release of inventory reserves in the comparable prior year period that had a positive impact on the segment’s gross margin during the prior year. Additionally, during the current year, the Company has reduced its pricing on certain products, which has helped to drive higher sales, but has resulted in lower margins.

Operating Expenses

	August 31,
	2020	2019	$ Change	% Change
Three Months Ended
Operating expenses:
Selling	$9,067	$8,701	$366	4.2%
General and administrative	15,545	17,782	(2,237)	(12.6)%
Engineering and technical support	4,781	5,035	(254)	(5.0)%
Total operating expenses	$29,393	$31,518	$(2,125)	(6.7)%

Six Months Ended
Operating expenses:
Selling	$17,429	$18,582	$(1,153)	(6.2)%
General and administrative	30,540	35,207	(4,667)	(13.3)%
Engineering and technical support	9,266	10,842	(1,576)	(14.5)%
Total operating expenses	$57,235	$64,631	$(7,396)	(11.4)%

Total operating expenses have decreased for the three and six months ended August 31, 2020 as compared with the prior year periods.

For the three months ended August 31, 2020, the Company experienced a net increase in selling expenses, while there was a net decrease for the six months ended August 31, 2020.  Decreases in selling expenses during both the three and six months ended August 31, 2020, were due primarily to factors related to the COVID-19 pandemic, which resulted in the temporary shut-down of many brick and mortar stores and mandatory quarantine orders throughout the United States, as well as globally, during the majority of the first quarter of our Fiscal 2021 year, with phased re-openings taking place during the second quarter. Company-wide furloughs and pay reductions at all levels, as well as the elimination of all non-essential travel, resulted in a decrease in salary and travel and entertainment expenses for both the three and six months ended August 31, 2020. Trade show expenses also decreased in both periods as a result of the cancellation of all events year to date due to COVID-19. Offsetting these decreases was an increase in commission expense during both the three and six months ended August 31, 2020, as a result of sales increases, as well as an increase in salary expense caused by the additional headcount created by acquisitions resulting in the establishment of the VSM and DEI subsidiaries in the fourth quarter of Fiscal 2020 and the second quarter of Fiscal 2021, respectively. Additionally, while advertising expense decreased for both the three and six months ended August 31, 2020 due to the closure and phased re-opening of many brick and mortar stores during the first half of the year, web advertising expenses increased as a result of the increase in online traffic, with many consumers working and shopping from home during the mandatory quarantines and business shut-downs throughout the country.

General and administrative expenses decreased during both the three and six months ended August 31, 2020 due to the impacts of the COVID-19 pandemic, as well as other factors. Company-wide furloughs and pay reductions at all levels due to the pandemic, as well as the elimination of non-essential travel, resulted in a decrease in salary and travel and entertainment expense for both the three and six months ended August 31, 2020. Additionally, during the second quarter of Fiscal 2020, the Company granted 200,000 fully vested common shares to the Company’s Chief Executive Officer in accordance with his employment agreement signed in July 2019, resulting in compensation expense of approximately $800 for the three and six months ended August 31, 2019 that did not repeat in the current fiscal year. Office expenses decreased during the three and six months ended August 31, 2020 due to lower overhead, as certain of the Company’s offices were shut down during both the first and second quarters of the fiscal year due to the COVID-19 pandemic, as well as other factors, including the sale of our property in Pulheim, Germany in the third quarter of Fiscal 2020 and the concurrent downsizing of office space, which has reduced office expenses in Europe. Depreciation and amortization expense has also decreased, net, for the three and six months ended August 31, 2020 as a result of the impairment of certain definite-lived intangible assets at EyeLock in the fourth quarter of Fiscal 2020, which reduced the amortizable base of these assets. This was offset by increases in depreciation and amortization expense related to newly acquired tangible and intangible assets within the VSM and DEI subsidiaries. Insurance expense increased during the three and six months ended August 31, 2020 as a result of the deductible related to an IT security incident occurring in the second quarter of the fiscal year. Finally, professional fees increased during the three months ended August 31, 2020, but decreased during the six months ended August 31, 2020.  Increases during the second quarter were a result of third party services related to the acquisition of the Directed business; however, professional fees were lower year to date due primarily to the COVID-19 quarantine, as both the Company and many of its professional service providers had temporary office closures during the six months ended August 31, 2020.

Engineering and technical support expenses for the three and six months ended August 31, 2020 decreased as compared to the prior year periods, primarily as a result of the COVID-19 pandemic. Company-wide furloughs and pay reductions at all levels, as well as the elimination of non-essential travel, resulted in a decrease in salary and travel and entertainment expense for the three and six months ended August 31, 2020. These declines were partially offset by an increase in research and development expenses and salary expense related to the Company’s new VSM and DEI subsidiaries established in connection with the Company’s acquisitions in the fourth quarter of Fiscal 2020 and second quarter of Fiscal 2021, respectively.

Other Income (Expense)

	August 31,
	2020	2019	$ Change	% Change
Three Months Ended
Interest and bank charges	$(1,010)	$(887)	$(123)	(13.9)%
Equity in income of equity investee	1,883	1,265	618	48.9%
Investment gain	—	775	(775)	100.0%
Other, net	(392)	547	(939)	(171.7)%
Total other income (expense)	$481	$1,700	$(1,219)	(71.7)%

Six Months Ended
Interest and bank charges	$(1,863)	$(1,884)	$21	1.1%
Equity in income of equity investee	2,745	2,705	40	1.5%
Investment gain	—	775	(775)	100.0%
Other, net	142	2,191	(2,049)	(93.5)%
Total other income (expense)	$1,024	$3,787	$(2,763)	73.0%

Interest and bank charges represent interest expense and fees related to the Company's bank obligations, supply chain financing agreements and factoring agreements, interest related to finance leases, amortization of debt issuance costs, and credit card fees.

Equity in income of equity investee represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA"). The increase in income for the three months ended August 31, 2020 is due to an increase in ASA sales primarily as a result of growth in the RV industry.

During Fiscal 2018, the Company sold its investment in RxNetworks, a non-controlled corporation, consisting of shares of the investee’s preferred stock. Voxx recognized a gain during Fiscal 2018 for the sale of this investment; however, a portion of the cash proceeds were subject to a hold-back provision, which was not included in the gain recognized in Fiscal 2018. During the second quarter of Fiscal 2020, the hold-back provision expired, and the Company received the remaining proceeds from the sale, recording an investment gain of $775 for the three and six months ended August 31, 2019.

Other, net includes net foreign currency gains or losses, interest income, rental income, and other miscellaneous income and expense. Other, net decreased for the three and six months ended August 31, 2020. Included within miscellaneous for the six months ended August 31, 2020 are the proceeds from a key man life insurance policy in the amount of $420 related to a Company executive who passed away during first the quarter of the fiscal year. During the six months ended August 31, 2019, the Company received the proceeds from a key man life insurance policy in the amount of $1,000, related to a former employee of Klipsch Group, Inc. that Voxx became the beneficiary of in conjunction with the acquisition of Klipsch in Fiscal 2012.

Additionally, interest income decreased during the three and six months ended August 31, 2020 as a result of lower interest rates applicable to the Company’s short-term money market investments.

Income Tax Provision

The Company’s provision for income taxes consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year.  At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments, as necessary.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act made various tax law changes including among other things (i) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest (ii) enacted a technical corrections so that qualified improvement property can be immediately expensed under IRC Section 168(k) and net operating losses arising in tax years beginning in 2017 and ending in 2018 can be carried back two years and carried forward twenty years without a taxable income limitation as opposed to carried forward indefinitely, and (iii) made modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years. With respect to the technical correction to net operating losses, the Company recorded a discrete income tax provision of $4,275 during the six months ended August 31, 2020, as its valuation allowance related to net operating losses with limited carryforward periods increased.

For the three months ended August 31, 2020, the Company recorded an income tax provision of $2,609, which includes a discrete income tax benefit of $142 related primarily to the reversal of uncertain tax provision liabilities as a result of the lapse of the applicable statute of limitations. For the three months ended August 31, 2019, the Company recorded an income tax provision of $1,115, which includes a discrete income tax benefit of $1,400. The Company recorded discrete tax benefits of $1,204 and $196 in connection with excluding the U.S. tax jurisdiction from the estimated annual effective tax rate and the reversal of uncertain tax provision liabilities as a result of the lapse of the applicable statute of limitations, respectively.

The effective tax rates for the three months ended August 31, 2020 and 2019 were an income tax provision of 28.5% on pre-tax income of $9,164 and an income tax provision of 18.4% on a pre-tax loss of $6,049, respectively. The effective tax rate for the three months ended August 31, 2020 differs from the U.S. statutory rate of 21% primarily due to the anticipated reversal of a portion of the U.S. valuation allowance based on projected current year earnings, immediate U.S. taxation of foreign earnings, non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates. The effective tax rate for the three months ended August 31, 2019 differed from the statutory rate of 21% primarily due to the calculation of the U.S. taxation provision on a discrete basis, nondeductible permanent differences, non-controlling interest related to EyeLock LLC, an increase in the valuation allowance primarily for capital assets, state and local income taxes, and income taxed in foreign jurisdictions at varying tax rates.

For the six months ended August 31, 2020, the Company recorded an income tax provision of $4,390, which includes a discrete income tax provision of $4,151. The Company recorded a discrete tax provision of $4,275 related to an increase in valuation allowance as a result of the technical correction to net operating losses as provided in the CARES Act, and a discrete income tax benefit of $155 related to the reversal of uncertain tax provision liabilities as a result of the lapse of the applicable statute of limitations, offset with a discrete tax provision of $31 related to the accrual for interest for unrecognized tax benefits. For the six months ended August 31, 2019, the Company recorded an income tax benefit of $1,530, which includes a discrete income tax benefit of $1,380. The Company recorded discrete tax benefits of $1,204 and $176 in connection with excluding the U.S. tax jurisdiction from the estimated annual effective tax rate and the reversal of uncertain tax provision liabilities as a result of the lapse of the applicable statute of limitations, respectively.

The effective tax rates for the six months ended August 31, 2020 and 2019 were an income tax provision of 238.6% on pre-tax income of $1,840 and an income tax benefit of 13.8% on a pre-tax loss of $11,066, respectively. The effective tax rate for the six months ended August 31, 2020 differs from the U.S. statutory rate of 21% primarily due to the anticipated reversal of a portion of the U.S. valuation allowance based on projected current year earnings, immediate U.S. taxation of foreign earnings, non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates. The effective tax rate for the six months ended August 31, 2019 differed from the statutory rate of 21% primarily due to the calculation of the U.S. taxation provision on a discrete basis, nondeductible permanent differences, non-controlling interest related to EyeLock LLC, an increase in the valuation allowance primarily for capital assets, state and local income taxes, and income taxed in foreign jurisdictions at varying tax rates.

EBITDA, Adjusted EBITDA, and Diluted Adjusted EBITDA per Common Share

EBITDA, Adjusted EBITDA, and Diluted Adjusted EBITDA per common share are not financial measures recognized by GAAP. EBITDA represents net income (loss) attributable to VOXX International Corporation, computed in accordance with GAAP, before interest expense and bank charges, taxes, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for stock-based compensation expense, as well as investment gains and life insurance proceeds. Depreciation, amortization, and stock-based compensation are non-cash items. Diluted Adjusted EBITDA per common share represents the Company's diluted earnings per common share based on Adjusted EBITDA.

We present EBITDA, Adjusted EBITDA, and Diluted Adjusted EBITDA per common share in this Form 10-Q because we consider them to be useful and appropriate supplemental measures of our performance. Adjusted EBITDA and Diluted Adjusted EBITDA per common share help us to evaluate our performance without the effects of certain GAAP calculations that may not have a direct cash impact on our current operating performance. In addition, the exclusion of certain costs or gains relating to certain events allows for a more meaningful comparison of our results from period-to-period. These non-GAAP measures, as we define them, are not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. EBITDA, Adjusted EBITDA and Diluted Adjusted EBITDA per common share should not be assessed in isolation from, are not intended to represent, and should not be considered to be more meaningful measures than, or alternatives to, measures of operating performance as determined in accordance with GAAP.

Reconciliation of GAAP Net Income Attributable to VOXX International Corporation to EBITDA, Adjusted EBITDA, and Diluted Adjusted EBITDA per Common Share

	Three months ended August 31,		Six months ended August 31,
	2020	2019	2020	2019
Net income (loss) attributable to VOXX International Corporation	$7,340	$(5,964)	$(932)	$(7,112)
Adjustments:
Interest expense and bank charges (1)	867	766	1,582	1,644
Depreciation and amortization (1)	2,715	2,757	5,224	5,517
Income tax expense (benefit)	2,609	1,115	4,390	(1,530)
EBITDA	13,531	(1,326)	10,264	(1,481)
Stock-based compensation	335	1,186	686	1,345
Investment gain	—	(775)	—	(775)
Life insurance proceeds	24	—	(420)	(1,000)
Adjusted EBITDA	$13,890	$(915)	$10,530	$(1,911)
Diluted income (loss) per common share attributable to VOXX International Corporation	$0.30	$(0.24)	$(0.04)	$(0.29)
Diluted Adjusted EBITDA per common share attributable to VOXX International Corporation	$0.57	$(0.04)	$0.43	$(0.08)

(1)

For purposes of calculating Adjusted EBITDA for the Company, interest expense and bank charges, as well as depreciation and amortization, have been adjusted in order to exclude the non-controlling interest portion of these expenses attributable to EyeLock LLC.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of August 31, 2020, we had working capital of $162,682 which includes cash and cash equivalents of $45,889, compared with working capital of $146,798 at February 29, 2020, which included cash and cash equivalents of $37,425. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations, when applicable, and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions, or to further pay down our debt. As of August 31, 2020, we had cash amounts totaling $4,219 held in foreign bank accounts, none of which would be subject to United States federal income taxes if made available for use in the United States. The Tax Cuts and Jobs Act provides a 100% participation exemption on dividends received from foreign corporations after January 1, 2018 as the United States has moved away from a worldwide tax system and closer to a territorial system for earnings of foreign corporations.

Operating activities used cash of $90 for the six months ended August 31, 2020 due to factors including the increase in both accounts receivable and inventory, as well as losses incurred by EyeLock LLC. This was offset primarily by increases in accounts payable, accrued expenses, and sales incentives. For the six months ended August 31, 2019, operating activities used cash of $12,874 due to factors including sales declines and losses incurred by EyeLock LLC, as well as increases in inventory, and decreases in accrued expenses and sales incentives. These operating cash usages were offset primarily by decreases in accounts receivable and receivables from vendors.

Investing activities used cash of $12,104 during the six months ended August 31, 2020 primarily due the acquisition of the Directed business, as well as capital expenditures. For the six months ended August 31, 2019, investing activities used cash of $1,306 primarily as a result of capital expenditures.

Financing activities provided cash of $19,496 during the six months ended August 31, 2020 primarily due to borrowings from the Credit Facility, offset by repayments of bank obligations and finance leases, as well as the payment of deferred finance fees related to the amendment of the Credit Facility. During the six months ended August 31, 2019, financing activities used cash of $4,649 primarily due to the repayment of bank obligations and the repurchase of shares of the Company’s Class A common stock.

Federal, state, and local governments have taken a variety of actions to contain the spread of COVID-19. Many jurisdictions have required mandatory business closures, or imposed capacity limitations and other restrictions affecting our operations. Many of these restrictions have been lifted as of the date of this Form 10-Q filing, but could return if there is a resurgence of the pandemic spread. We have proactively taken steps to increase available cash, including, but not limited to, utilizing existing supply chain financing and factoring agreements, and utilizing available funds under our existing Credit Facility. The Company has also implemented a number of other measures to help preserve liquidity, as further described in our Form 10-K for the year ended February 29, 2020.

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $127,500. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 17(b)). The availability under the revolving credit line of the Credit Facility was $77,905 as of August 31, 2020.

All amounts outstanding under the Credit Facility will mature and become due on April 26, 2022; however, it is subject to acceleration upon the occurrence of an Event of Default (as defined in the Credit Agreement). The Company may prepay any amounts outstanding at any time, subject to payment of certain breakage and redeployment costs relating to LIBOR Rate Loans. The commitments under the Credit Facility may be irrevocably reduced at any time, without premium or penalty as set forth in the agreement.

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that Swingline Loans may only be designated as Base Rate Loans.  Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 2.00 - 2.50%.  Loans designated as Base Rate loans shall bear interest at a rate equal to the applicable margin for Base Rate Loans of 1.00 - 1.50% as defined in the agreement.

Provided that the Company is in a Compliance Period (the period commencing on that day in which Excess Availability is less than 20.0% of the Maximum Revolver Amount and ending on a day in which Excess Availability is equal to or greater than 20.0% for any consecutive 30 day period thereafter), the Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash.

The obligations under the loan documents are secured by a general lien on and security interest in substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles and inventory.  The Company has guaranteed the obligations of the borrowers under the Credit Agreement.

The Company has a Euro asset-based loan facility in Germany with a credit limit of €8,000 that expires on July 31, 2023. The Company's subsidiaries Voxx German Holdings GmbH, Oehlbach Kabel GmbH, and Schwaiger GmbH are authorized to borrow funds under this facility for working capital purposes.

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

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At August 31, 2020, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period
Contractual Cash Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Finance lease obligation (1)	$998	$508	$490	$—	$—
Operating leases (1)	5,122	1,126	1,779	995	1,222
Total contractual cash obligations	$6,120	$1,634	$2,269	$995	$1,222
Other Commitments
Bank obligations (2)	$20,794	$459	$20,335	$—	$—
Stand-by and commercial letters of credit (3)	68	68	—	—	—
Other (4)	7,364	500	1,000	1,000	4,864
Pension obligation (5)	814	—	—	—	814
Unconditional purchase obligations (6)	189,394	189,394	—	—	—
Total other commitments	218,434	190,421	21,335	1,000	5,678
Total commitments	$224,554	$192,055	$23,604	$1,995	$6,900

1.

Represents total principal payments due under operating and finance lease obligations. Total current balances (included in other current liabilities) due under finance and operating lease obligations are $508 and $1,126, respectively, at August 31, 2020. Total long-term balances due under finance and operating leases are $490 and $3,996, respectively, at August 31, 2020.

2.	Represents amounts outstanding under the Company’s Credit Facility and the VOXX Germany and Magnat Euro asset-based lending facilities at August 31, 2020.
3.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.
4.	This amount represents the outstanding balance of the mortgage for our manufacturing facility in Florida.
5.	Represents the liability for an employer defined benefit pension plan covering certain eligible current and former employees of Voxx Germany.
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

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations, or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Related Party Transactions

None noted.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 26 to our consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Voxx conducts business in various non-U.S. countries, including Germany, Canada, Mexico, China, Denmark, the Netherlands, and France and thus is exposed to market risk for changes in foreign currency exchange rates. As a result, we have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the U.S., which can adversely impact our net income and cash flows. For the three and six months ended August 31, 2020, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $2,400 and $3,600, respectively, and in net income of approximately $120 and $140, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade, and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations, and U. S. dollar denominated purchases in its foreign subsidiaries. The Company enters forward contracts to hedge certain euro-related transactions. The Company minimizes the risk of nonperformance on the forward contracts by transacting with major financial institutions. For both the three and six months ended August 31, 2020, unrealized gains (losses) recorded in Other comprehensive income (loss) associated with these contracts were $(402). A hypothetical 10% adverse change in the fair value of our forward exchange contracts would result in a negative impact of $40 on the fair value of these forward exchange contracts at August 31, 2020.

We are also subject to risk from changes in foreign currency exchange rates from the translation of financial statements of our foreign subsidiaries and for long-term intercompany loans with the foreign subsidiaries. These changes result in cumulative translation adjustments, which are included in Accumulated other comprehensive (loss) income. At August 31, 2020, we had translation exposure to various foreign currencies with the most significant being the Euro.  A hypothetical 10% adverse change in the foreign currency exchange rates would result in a negative impact of $69 on Other comprehensive income (loss) for the six months ended August 31, 2020.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela did not have sales for the three and six months ended August 31, 2020 and there were minimal cash related assets invested in Venezuela as of August 31, 2020 that would be subject to government foreign exchange controls. The Company has certain long-lived assets in Venezuela, which are held for investment purposes and had no value as of August 31, 2020.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and investment grade corporate and U.S. government securities. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed. In connection with the Florida Mortgage, we have debt outstanding in the amount of $7,364 at August 31, 2020. Interest on this mortgage is charged at 70% of 1-month LIBOR plus 1.54%. The Company currently has one interest rate swap for the Florida Mortgage with a notional amount of $7,364 at August 31, 2020. This swap locks the interest rate at 3.48% (inclusive of credit spread) on the Florida Mortgage through the mortgage end date of March 2026. The Company also has debt outstanding with variable interest rates on one of its two Euro asset-based lending obligations in Germany (see Note 17).

As of August 31, 2020, the total net fair value of the interest rate swap recorded in other liabilities on our Unaudited Consolidated Balance Sheet is $591, which represents the amount that would be paid upon unwinding the interest rate swap agreement based on market conditions on that date. Changes in the fair value of this interest rate swap agreement is reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated other comprehensive (loss) income.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of August 31, 2020 to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the six months ended August 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our Board of Directors to repurchase shares of the Company's Class A Common Stock. During the three and six months ended August 31, 2020, we did not repurchase any shares of the Company’s Class A Common Stock.

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

101

The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended August 31, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii), the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Unaudited Consolidated Statements of Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

October 13, 2020

By:	/s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By:	/s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer