Form 10-Q
period 2020-11-30
VOXX International Corp
filed 2021-01-11
CIK 807707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of January 8, 2021
Class A Common Stock	21,666,976 Shares
Class B Common Stock	2,260,954 Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	November 30, 2020	February 29, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,337	$37,425
Accounts receivable, net	155,322	69,714
Inventory	138,607	99,110
Receivables from vendors	251	230
Prepaid expenses and other current assets	17,880	10,885
Income tax receivable	454	456
Total current assets	333,851	217,820
Investment securities	1,827	2,282
Equity investment	22,182	21,924
Property, plant and equipment, net	52,124	51,424
Operating lease, right of use asset	4,811	3,143
Goodwill	58,928	55,000
Intangible assets, net	92,797	88,288
Deferred income tax assets	56	52
Other assets	1,413	1,638
Total assets	$567,989	$441,571
Liabilities, Redeemable Equity, and Stockholders' Equity
Current liabilities:
Accounts payable	$80,177	$22,096
Accrued expenses and other current liabilities	55,695	34,046
Income taxes payable	3,166	1,523
Accrued sales incentives	27,883	12,250
Contract liabilities, current	3,396	—
Current portion of long-term debt	500	1,107
Total current liabilities	170,817	71,022
Long-term debt, net of debt issuance costs	5,973	6,099
Finance lease liabilities, less current portion	386	720
Operating lease liabilities, less current portion	3,813	2,391
Contract liabilities, less current portion	1,016	—
Deferred compensation	1,827	2,282
Deferred income tax liabilities	7,975	3,828
Other tax liabilities	1,123	1,225
Other long-term liabilities	5,570	3,294
Total liabilities	198,500	90,861
Commitments and contingencies (see Note 25)
Redeemable equity (see Note 8)	2,959	2,481
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 21)	—	—
Common stock:
Class A, $.01 par value, 60,000,000 shares authorized, 24,416,194 and 24,306,194 shares issued and 21,666,976 and 21,556,976 shares outstanding at November 30, 2020 and February 29, 2020, respectively	245	244
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding at both November 30, 2020 and February 29, 2020	22	22
Paid-in capital	300,107	299,228
Retained earnings	139,458	122,139
Accumulated other comprehensive loss	(16,046)	(19,055)
Less: Treasury stock, at cost, 2,749,218 shares of Class A Common Stock at both November 30, 2020 and February 29, 2020	(23,918)	(23,918)
Less: Redeemable equity	(2,959)	(2,481)
Total VOXX International Corporation stockholders' equity	396,909	376,179
Non-controlling interest	(30,379)	(27,950)
Total stockholders' equity	366,530	348,229
Total liabilities, redeemable equity, and stockholders' equity	$567,989	$441,571

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Three months ended November 30,		Nine months ended November 30,
	2020	2019	2020	2019
Net sales	$201,065	$110,112	$401,084	$293,812
Cost of sales	142,937	78,648	284,905	212,570
Gross profit	58,128	31,464	116,179	81,242
Operating expenses:
Selling	12,761	9,580	30,190	28,162
General and administrative	21,128	16,689	51,668	51,896
Engineering and technical support	5,676	5,059	14,942	15,901
Total operating expenses	39,565	31,328	96,800	95,959
Operating income (loss)	18,563	136	19,379	(14,717)
Other (expense) income:
Interest and bank charges	(471)	(751)	(2,334)	(2,635)
Equity in income of equity investee	1,761	967	4,506	3,672
Gain on sale of real property (see Note 19)	—	4,057	—	4,057
Investment gain (see Note 4)	42	—	42	775
Other, net	(121)	(322)	21	1,869
Total other income, net	1,211	3,951	2,235	7,738
Income (loss) before income taxes	19,774	4,087	21,614	(6,979)
Income tax expense	2,334	2,720	6,724	1,190
Net income (loss)	17,440	1,367	14,890	(8,169)
Less: net loss attributable to non-controlling interest	(811)	(1,097)	(2,429)	(3,521)
Net income (loss) attributable to VOXX International Corporation	$18,251	$2,464	$17,319	$(4,648)
Other comprehensive income (loss):
Foreign currency translation adjustments	79	(295)	3,608	(1,321)
Derivatives designated for hedging	(43)	13	(514)	(271)
Pension plan adjustments	(6)	2	(85)	25
Other comprehensive income (loss), net of tax	30	(280)	3,009	(1,567)
Comprehensive income (loss) attributable to VOXX International Corporation	$18,281	$2,184	$20,328	$(6,215)
Income (loss) per share - basic: Attributable to VOXX International Corporation	$0.75	$0.10	$0.72	$(0.19)
Income (loss) per share - diluted: Attributable to VOXX International Corporation	$0.74	$0.10	$0.71	$(0.19)
Weighted-average common shares outstanding (basic)	24,197,786	24,418,313	24,196,393	24,458,926
Weighted-average common shares outstanding (diluted)	24,677,525	24,625,410	24,532,329	24,458,926

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity

For the three and nine months ended November 30, 2020 and 2019

(In thousands, except share and per share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Treasury Stock	Redeemable Equity	Total Stock- holders' Equity
Balances at February 29, 2020	$266	$299,228	$122,139	$(19,055)	$(27,950)	$(23,918)	$(2,481)	$348,229
Net loss	—	—	(8,272)	—	(833)	—	—	(9,105)
Other comprehensive income, net of tax	—	—	—	313	—	—	—	313
Stock-based compensation expense	1	351	—	—	—	—	(201)	151
Balances at May 31, 2020	267	299,579	113,867	(18,742)	(28,783)	(23,918)	(2,682)	339,588
Net income (loss)	—	—	7,340	—	(785)	—	—	6,555
Other comprehensive income, net of tax	—	—	—	2,666	—	—	—	2,666
Settlement of SERP restricted stock units	—	(575)	—	—	—	—	—	(575)
Stock-based compensation expense	—	335	—	—	—	—	(85)	250
Balances at August 31, 2020	267	299,339	121,207	(16,076)	(29,568)	(23,918)	(2,767)	348,484
Net income (loss)	—	—	18,251	—	(811)	—	—	17,440
Other comprehensive income, net of tax	—	—	—	30	—	—	—	30
Stock-based compensation expense	—	768	—	—	—	—	(192)	576
Balances at November 30, 2020	$267	$300,107	$139,458	$(16,046)	$(30,379)	$(23,918)	$(2,959)	$366,530

Balances at February 28, 2019	$264	$296,946	$148,582	$(16,944)	$(12,571)	$(21,176)	$-	$395,101
Net loss	—	—	(1,148)	—	(1,224)	—	—	(2,372)
Other comprehensive loss, net of tax	—	—	—	(904)	—	—	—	(904)
Stock-based compensation expense	—	159	—	—	—	—	—	159
Balances at May 31, 2019	264	297,105	147,434	(17,848)	(13,795)	(21,176)	-	391,984
Net loss	—	—	(5,964)	—	(1,200)	—	—	(7,164)
Other comprehensive loss, net of tax	—	—	—	(383)	—	—	—	(383)
Stock-based compensation expense	2	1,184	—	—	—	—	(1,025)	161
Reclassifications of stockholders' equity to redeemable equity (see Note 8)	—	—	—	—	—	—	(745)	(745)
Repurchase of 208,312 shares of common stock	—	—	—	—	—	(983)	—	(983)
Balances at August 31, 2019	266	298,289	141,470	(18,231)	(14,995)	(22,159)	(1,770)	382,870
Net income (loss)	—	—	2,464	—	(1,097)	—	—	1,367
Other comprehensive loss, net of tax	—	—	—	(280)	—	—	—	(280)
Stock-based compensation expense	—	471	—	—	—	—	(354)	117
Repurchase of 218,453 shares of common stock	—	—	—	—	—	(1,057)	—	(1,057)
Balances at November 30, 2019	$266	$298,760	$143,934	$(18,511)	$(16,092)	$(23,216)	$(2,124)	$383,017

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Nine months ended November 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$14,890	$(8,169)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,224	9,229
Amortization of debt discount	508	617
Bad debt (recovery) expense	(385)	303
Reduction in the carrying amount of the right of use asset	836	668
Loss (gain) on forward contracts	61	(347)
Equity in income of equity investees	(4,506)	(3,672)
Distribution of income from equity investees	4,248	4,169
Deferred income tax expense (benefit)	4,187	(338)
Non-cash compensation adjustment	(455)	(51)
Stock based compensation expense	1,454	1,816
Gain on sale of property, plant, and equipment	—	(3,788)
Changes in operating assets and liabilities:
Accounts receivable	(78,692)	(20,880)
Inventory	(31,406)	(9,353)
Receivables from vendors	(19)	790
Prepaid expenses and other	(6,465)	528
Investment securities-trading	455	304
Accounts payable, accrued expenses, accrued sales incentives, contract liabilities, and other liabilities	83,049	3,379
Income taxes payable	1,388	908
Net cash used in operating activities	(2,628)	(23,887)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(3,510)	(2,192)
Purchase of acquired business, less cash received	(11,000)	—
Proceeds from sale of property, plant, and equipment	—	11,951
Net cash (used in) provided by investing activities	(14,510)	9,759
Cash flows from financing activities:
Principal payments on finance lease obligation	(470)	(477)
Repayment of bank obligations	(20,375)	(9,046)
Borrowings on bank obligations	20,000	—
Deferred financing costs	(260)	—
Settlement of restricted stock units	(575)	—
Purchase of treasury stock	—	(2,040)
Net cash used in financing activities	(1,680)	(11,563)
Effect of exchange rate changes on cash	2,730	(389)
Net decrease in cash and cash equivalents	(16,088)	(26,080)
Cash and cash equivalents at beginning of period	37,425	58,236
Cash and cash equivalents at end of period	$21,337	$32,156

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(1)	Basis of Presentation

The accompanying unaudited interim consolidated financial statements of VOXX International Corporation and Subsidiaries ("Voxx" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270 for interim financial information, and in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations, changes in stockholders’ equity, and cash flows for all periods presented.  The results of operations are not necessarily indicative of the results to be expected for the full fiscal year or any interim period.  These unaudited consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with GAAP. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 29, 2020. Certain amounts in the prior year have been reclassified to conform to the current year presentation.

We operate in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. See Note 23 for the Company's segment reporting disclosures.
(2)	Acquisitions

Directed LLC and Directed Electronics Canada, Inc. Acquisition

On July 1, 2020, the Company completed the acquisition of certain assets and liabilities, which comprise the aftermarket vehicle remote start and security systems and connected car solutions (telematics) businesses of Directed LLC and Directed Electronics Canada Inc. (collectively, with Directed LLC, “Directed”) via an asset purchase agreement. The acquired assets include inventory, accounts receivable, certain fixed assets, IT systems, and intellectual property. The cash purchase price was $11,000. Net sales from the Company’s newly formed subsidiaries, VOXX DEI LLC and VOXX DEI Canada, Ltd. (collectively, with VOXX DEI LLC, “DEI”), included in our consolidated results for the three and nine months ended November 30, 2020 represented approximately 11.8% and 7.1%, respectively, of our consolidated net sales. DEI’s results of operations are included in the consolidated financial statements of Voxx in our Automotive Electronics segment. The purpose of this acquisition was to expand the Company’s market share within the automotive electronics industry.

The following summarizes the allocation of the purchase price based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition:

	July 1, 2020	Measurement Period Adjustments	July 1, 2020 (as adjusted)
Assets acquired:
Inventory	$7,054	-	7,054
Accounts receivable	5,173	67	5,240
Other current assets	160	-	160
Property and equipment	2,815	-	2,815
Operating lease, right of use asset	1,771	-	1,771
Customer relationships	2,600	(100)	2,500
Trademarks	4,500	-	4,500
Patented technology	1,030	-	1,030
Goodwill	3,290	55	3,345
Total assets acquired	$28,393	$22	$28,415

Liabilities assumed:
Accounts payable	8,144	-	8,144
Accrued expenses	1,406	11	1,417
Contract liabilities	4,872	11	4,883
Warranty accrual	1,200	-	1,200
Operating lease liability	1,771	-	1,771
Total	$17,393	$22	$17,415
Total purchase price	$11,000	$-	$11,000

The purchase allocation presented above is preliminary. We are in the process of refining the valuation of acquired assets and liabilities, including goodwill, and expect to finalize the purchase price allocation prior to June 30, 2021. During the three and nine months ended November 30, 2020, the Company recorded a cumulative net measurement period adjustment that increased goodwill by $55, as presented in the table above. The measurement period adjustment would have resulted in an insignificant decrease in amortization expense related to the customer relationships in the previous quarter. The Company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. Goodwill was determined as the excess of the purchase price over the fair value of the assets acquired (including the identifiable intangible assets) and represents synergies expected.

Vehicle Safety Holdings Corp.

On January 31, 2020, the Company acquired certain assets and liabilities of Vehicle Safety Holdings Corp. (“VSHC”) via an asset purchase agreement for a preliminary purchase price of $16,610, which included $16,500 in cash and contingent consideration with a fair value of $110. Contingent consideration of up to a maximum of $750 is payable based upon the achievement of specified operating results, or the occurrence of certain events over the twelve-month period following the completion of the acquisition. Net sales from the Company’s newly formed subsidiary, VSM-Rostra, LLC (“VSM”) included in our consolidated results for the three and nine months ended November 30, 2020 represented approximately 3.2% and 4.3% of our consolidated net sales, respectively. VSM’s results of operations are included in the consolidated financial statements of Voxx in our Automotive Electronics segment. The purpose of this acquisition was to expand the Company’s product offerings and market share, as VSM is a leading developer, manufacturer, and distributor of safety electronics.

The following summarizes the allocation of the purchase price based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition:

	January 31, 2020	Measurement Period Adjustments	January 31, 2020 (as adjusted)
Assets acquired:
Inventory	$6,982	(489)	6,493
Accounts receivable	3,415	-	3,415
Right of use assets	483	-	483
Other current assets	145	-	145
Property and equipment	714	-	714
Customer relationships	5,460	-	5,460
Trademarks	560	-	560
Patented technology	280	-	280
Goodwill	215	583	798
Other non-current assets	3	-	3
Total assets acquired	$18,257	$94	$18,351

Liabilities assumed:
Accounts payable	757	-	757
Accrued expenses	219	94	313
Lease liabilities	483	-	483
Warranty accrual	188	-	188
Total	$1,647	$94	$1,741
Total purchase price	$16,610	$-	$16,610

The purchase allocation presented above is preliminary. We are in the process of refining the valuation of acquired assets and liabilities, including goodwill, and expect to finalize the purchase price allocation prior to January 30, 2021. During the three and nine months ended November 30, 2020, the Company recorded a cumulative net measurement period adjustment that increased goodwill by $583, as presented in the table above. The measurement period adjustment had no impact on the results of the previous quarters. The Company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. Goodwill was determined as the excess of the purchase price over the fair value of the assets acquired (including the identifiable intangible assets) and represents synergies expected.
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

There are no reconciling items which impact the numerator of basic and diluted net income (loss) per common share.  A reconciliation between the denominator of basic and diluted net income (loss) per common share is as follows:

	Three months ended November 30,		Nine months ended November 30,
	2020	2019	2020	2019
Weighted-average common shares outstanding (basic)	24,197,786	24,418,313	24,196,393	24,458,926
Effect of dilutive securities:
Restricted stock and stock grants	479,739	207,097	335,936	—
Weighted-average common shares and potential common shares outstanding (diluted)	24,677,525	24,625,410	24,532,329	24,458,926

Restricted stock and stock grants totaling 0 and 43,374 for the three months ended November 30, 2020 and 2019, respectively, and 17,009 and 672,531 for the nine months ended November 30, 2020 and 2019, respectively, were not included in the net income (loss) per diluted share calculation because the grant price of the restricted stock and stock grants was greater than the average market price of the Company’s common stock during these periods, or the inclusion of these components would have been anti-dilutive.

(4)	Investment Securities

As of November 30, 2020, and February 29, 2020, the Company had the following investments:

November 30, 2020
Fair Value
Investment Securities
Marketable Equity Securities
Mutual funds	$1,827
Total Marketable Equity Securities	1,827
Total Investment Securities	$1,827

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

Other Long-Term Investments

In July 2017, the Company sold its investment in RxNetworks, a non-controlled corporation, consisting of shares of the investee’s preferred stock. Voxx recognized a gain of $1,416 during Fiscal 2018 for the sale of this investment. A portion of the cash proceeds for the sale was subject to a hold-back provision, which was not included in the calculation of the gain recognized in Fiscal 2018, as it was considered a gain contingency. During the second quarter of Fiscal 2020, the hold-back provision expired, and the Company received additional proceeds from the sale in August 2019, recording an investment gain of $775 for the nine months ended November 30, 2019. In November 2020, a final disbursement of all remaining proceeds from the sale of RxNetworks attributable to Voxx was received in the amount of $42, which was recorded as an investment gain for the three and nine months ended November 30, 2020.

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

At November 30, 2020 and February 29, 2020, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

The following table presents financial assets measured at fair value on a recurring basis at November 30, 2020:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$21,337	$21,337	$—
Derivatives:
Designated for hedging	$(1,026)	$—	$(1,026)
Investment securities:
Mutual funds	$1,827	$1,827	$—
Total investment securities	$1,827	$1,827	$—

The following table presents financial assets and liabilities measured at fair value on a recurring basis at February 29, 2020:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$37,425	$37,425	$—
Derivatives:
Designated for hedging	$(476)	$—	$(476)
Investment securities:
Mutual funds	$2,282	$2,282	$—
Total investment securities	$2,282	$2,282	$—

At November 30, 2020, the carrying value of the Company's accounts receivable, short-term debt, accounts payable, accrued expenses, bank obligations and long-term debt approximates fair value because of either (i) the short-term nature of the financial instrument; (ii) the interest rate on the financial instrument being reset every quarter to reflect current market rates; or (iii) the stated or implicit interest rate approximates the current market rates or are not materially different from market rates.

Derivative Instruments

The Company’s derivative instruments include forward foreign currency contracts and an interest rate swap agreement. The forward foreign currency contracts are utilized to hedge a portion of the Company’s foreign currency inventory purchases. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts ranges from 1 month to 15 months and are classified in the balance sheet according to their terms. The Company’s interest rate swap agreement hedges interest rate exposure related to the outstanding balance of its Florida Mortgage, with monthly payments due through March 2026. The swap agreement locks the interest rate on the debt at 3.48% (inclusive of credit spread) through the maturity date of the loan. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of our interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either assets or liabilities based on the fair value of the instruments at the end of the period.

Financial Statement Classification

The following table discloses the fair value as of November 30, 2020 and February 29, 2020 of the Company’s derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	November 30, 2020	February 29, 2020
Designated derivative instruments
Foreign currency contracts	Prepaid expenses and other current assets	$236	$—
	Accrued expenses and other current liabilities	(710)	—
Interest rate swap agreement	Other long-term liabilities	(552)	(476)
Total derivatives		$(1,026)	$(476)

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

During the first quarter of Fiscal 2021, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $13,160 and are designated as cash flow hedges at November 30, 2020. During Fiscal 2020, the Company did not enter into any forward foreign currency contracts and all previous contracts were settled through February 29, 2020. The current outstanding notional value of the Company's interest rate swap at November 30, 2020 is $7,239. For cash flow hedges, the gain or loss is reported as a component of Other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The net (loss) income recognized in Other comprehensive income (loss) for foreign currency contracts is expected to be recognized in Cost of sales during the next eighteen months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. The gain or loss on the Company’s interest rate swap is recorded in Other comprehensive income (loss) and subsequently reclassified into Interest and bank charges in the period in which the hedged transaction affects earnings. As of November 30, 2020, no interest rate swaps originally designated for hedge accounting were de-designated or terminated.

Activity related to cash flow hedges recorded during the three and nine months ended November 30, 2020 and 2019 was as follows:

	Three months ended		Nine months ended
	November 30, 2020		November 30, 2020
	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Loss Reclassified from Accumulated Other Comprehensive Income	Pretax Loss Recognized in Other Comprehensive Income	Pretax Loss Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	$(242)	$(121)	$(707)	$(69)
Interest rate swaps	39	—	(76)	—

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

	Three months ended		Nine months ended
	November 30, 2019		November 30, 2019
	Pretax Gain Recognized in Other Comprehensive Income	Pretax Gain Reclassified from Accumulated Other Comprehensive Income	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	$41	$134	$357	$362
Interest rate swaps	79	—	(260)	—

(6)	Accumulated Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive income (loss) consists of the following:

	Foreign Currency Translation Losses	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 29, 2020	$(17,739)	$(887)	$(429)	$(19,055)
Other comprehensive income (loss) before reclassifications	3,608	(85)	(609)	2,914
Reclassified from accumulated other comprehensive loss	—	—	95	95
Net current-period other comprehensive income (loss)	3,608	(85)	(514)	3,009
Balance at November 30, 2020	$(14,131)	$(972)	$(943)	$(16,046)

During the three and nine months ended November 30, 2020, the Company recorded other comprehensive income (loss), net of the associated tax impact of $38 and $200, respectively, related to derivatives designated in a hedging relationship, and $0 in both periods related to pension plan adjustments.

The other comprehensive income (loss) before reclassification of $3,608 includes the remeasurement of intercompany transactions of a long-term investment nature of $(983) with certain subsidiaries whose functional currency is not the U.S. dollar, and $4,591 from translating the financial statements of the Company's non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(7)	Supplemental Cash Flow Information

The following is supplemental information relating to the Unaudited Consolidated Statements of Cash Flows:

	Nine months ended November 30,
	2020	2019
Non-cash investing and financing activities:
Issuance of redeemable equity	$-	$1,379
Reclassification of stockholders' equity to redeemable equity	478	745
Increase in goodwill due to measurement period adjustments, net	638	-
Settlement of debt with receivables	607	-
Right of use assets obtained in exchange for operating lease obligations	735	1,214
Right of use assets obtained in exchange for finance lease obligations	-	1,024
Right of use assets recorded in exchange for operating lease obligations upon the adoption of ASC 842	-	2,227
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$836	$668
Operating cash flows from finance leases	23	36
Finance cash flows from finance leases	470	477
Cash paid during the period:
Interest (excluding bank charges)	$831	$726
Income taxes (net of refunds)	1,139	565

(8)	Accounting for Stock-Based Compensation

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

The Company's Omnibus Equity Incentive Plan was established in 2014 (the "2014 Plan"). Pursuant to the 2014 Plan, Restricted Stock Units ("RSUs") may be awarded by the Company to any individual who is employed by, provides services to, or serves as a director of the Company or its affiliates. RSUs vest on the later of three years from the date of grant, or the grantee reaching the age of 65 years. The RSU awards will also vest upon the sale of all of the Company's issued and outstanding stock, the sale of all, or substantially all, of the assets of a subsidiary of which the grantee serves as CEO and/or President, or the termination of the grantee's employment without cause, provided that the grantee at the time of termination has been employed for at least 10 years. When vested, RSU awards may be settled in shares of common stock or in cash, at the Company's sole option. There are no market conditions inherent in an RSU award, only the employee performance requirement for performance awards, and the service requirement that the respective employee continues employment with the Company through the vesting date. In July 2020, the Company granted 48,269 RSU awards to employees under the 2014 Plan. The Company expenses the cost of RSU awards on a straight-line basis over the requisite service period of each grantee. For these purposes, the fair market value of each RSU is determined based on the mean of the high and low price of the Company's common stock on the grant date. The fair market value of each RSU granted in July 2020 was $5.76. In October 2020, the Company granted 40,000 fully vested RSU awards to its non-employee directors. The fair market value of each of these RSU’s was $8.89.

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

-

Additional stock grants of 100,000 shares of Class A Common Stock to be issued on each of March 1, 2020, March 1, 2021, and March 1, 2022. Compensation expense of $102 and $308 was recognized during the three and nine months ended November 30, 2020, respectively, based upon the grant fair value of $4.15 per share using the graded vesting attribution method.

-

Grant of market stock units (“MSU’s”) up to a maximum value of $5,000, based upon the achievement of a 90-calendar day average stock price of no less than $5.49 over the performance period ending on the third and fifth anniversary of the effective date of the Employment Agreement. The value of the MSU award increases based upon predetermined targeted 90-calendar day average stock prices with a maximum of $5,000 if the 90-calendar day average high stock price equals or exceeds $15.00. The number of shares to be issued related to the MSUs based upon achievement of the maximum award value of $5,000, and if issued at $15.00 per share, is estimated at 333,333 shares. Actual results may differ based upon when the high average stock price is achieved and settled.  We recognized stock-based compensation expense of $60 and $182 during the three and nine months ended November 30, 2020, respectively, related to these MSU’s using the graded vesting attribution method over the performance period. As of November 30, 2020, all of the MSU’s remain outstanding.

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

The following table presents a summary of the activity related to the initial stock grant, additional stock grants under the Employment Agreement, and RSU grants under the 2014 Plan for the nine months ended November 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested award balance at February 29, 2020	715,152	$5.07
Granted	88,269	7.18
Vested	99,697	7.21
Vested and settled	100,000	4.15
Unvested award balance at November 30, 2020	603,724	$5.18

At November 30, 2020, there were 278,318 vested and unsettled RSU awards under the Company’s 2014 Plan with a weighted average fair value of $7.71. In July 2020, the vested RSU awards for two of the Company’s former employees, totaling 105,123 award units, were settled in cash in an amount totaling $575.

During the three and nine months ended November 30, 2020, the Company recorded $768 and $1,454, respectively, in total stock-based compensation related to the 2014 Plan, as well as additional stock grants and MSU’s under the Employment Agreement. As of November 30, 2020, there was approximately $1,760 of unrecognized stock-based compensation expense related to unvested RSU awards, stock grants, and MSU’s.
(9)	Supply Chain Financing

The Company has supply chain financing agreements and factoring agreements that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The balances under the agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three and nine months ended November 30, 2020, net of discounts, were $20,876 and $60,039, respectively, compared to $14,062 and $50,897, respectively, for the three and nine months ended November 30, 2019.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(10)	Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $1,892 and $5,413 for the three and nine months ended November 30, 2020, respectively, compared to $1,672 and $5,434, respectively, for the three and nine months ended November 30, 2019. All amounts are net of customer reimbursements and are included within Engineering and technical support expenses on the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).
(11)	Goodwill and Intangible Assets

The change in goodwill by segment is as follows:

Automotive Electronics:	Amount
Beginning balance at March 1, 2020	$8,467
Activity during the period	3,928
Balance at November 30, 2020	$12,395
Gross carrying value at November 30, 2020	$12,395
Accumulated impairment charge	—
Net carrying value at November 30, 2020	$12,395
Consumer Electronics:
Beginning balance at March 1, 2020	$46,533
Activity during the period	—
Balance at November 30, 2020	$46,533
Gross carrying value at November 30, 2020	$78,696
Accumulated impairment charge	(32,163)
Net carrying value at November 30, 2020	$46,533
Total Goodwill, net	$58,928

The Company's Biometrics segment did not carry a goodwill balance at November 30, 2020 or February 29, 2020.

At November 30, 2020, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$54,604	$35,312	$19,292
Trademarks/Tradenames	5,545	681	4,864
Developed technology	14,144	12,448	1,696
Patents	6,729	4,389	2,340
License	1,400	1,400	—
Contracts	1,556	1,556	—
Total finite-lived intangible assets	$83,978	$55,786	28,192
Indefinite-lived intangible assets
Trademarks			64,605
Total intangible assets, net			$92,797

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

At February 29, 2020, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$51,491	$31,880	$19,611
Trademarks/Tradenames	1,045	437	608
Developed technology	14,144	12,244	1,900
Patents	5,651	3,691	1,960
License	1,400	1,400	—
Contracts	1,556	1,556	—
Total finite-lived intangible assets	$75,287	$51,208	24,079
Indefinite-lived intangible assets
Trademarks			64,209
Total intangible assets, net			$88,288

The Company recorded amortization expense of $1,477 and $3,973, respectively, for the three and nine months ended November 30, 2020 and $1,748 and $5,243 for the three and nine months ended November 30, 2019, respectively. The estimated aggregate amortization expense for all amortizable intangibles for November 30 of each of the succeeding years is as follows:

Year	Amount
2021	$5,741
2022	4,933
2023	4,336
2024	4,115
2025	3,991

(12)	Equity Investment

As of November 30, 2020 and February 29, 2020, the Company has a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	November 30, 2020	February 29, 2020
Current assets	$49,755	$47,738
Non-current assets	4,755	5,453
Liabilities	10,146	9,343
Members' equity	44,364	43,848

	Nine months ended November 30,
	2020	2019
Net sales	$67,940	$75,962
Gross profit	21,514	23,345
Operating income	8,761	7,083
Net income	9,012	7,344

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

The Company's share of income from ASA was $1,761 and $4,506 for the three and nine months ended November 30, 2020, respectively, and $967 and $3,672 for the three and nine months ended November 30, 2019, respectively.
(13)	Income Taxes

The Company’s provision for income taxes consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year.  At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments, as necessary.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act made various tax law changes, including among other things (i) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest (ii) enacted technical corrections so that qualified improvement property can be immediately expensed under IRC Section 168(k) and net operating losses arising in tax years beginning in 2017 and ending in 2018 can be carried back two years and carried forward twenty years without a taxable income limitation as opposed to carried forward indefinitely, and (iii) made modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years. With respect to the technical correction to net operating losses, the Company recorded a discrete income tax provision of $4,275 during the nine months ended November 30, 2020, as its valuation allowance related to net operating losses with limited carryforward periods increased.

For the three months ended November 30, 2020, the Company recorded an income tax provision of $2,334, which includes a discrete income tax benefit of $542 related primarily to finalization of the federal and certain state tax return filings. For the three months ended November 30, 2019, the Company recorded an income tax provision of $2,720, which includes a discrete income tax provision of $1,035. The Company recorded a discrete tax provision of $1,153 in connection with excluding the U.S. tax jurisdiction from the estimated annual effective tax rate and a discrete tax benefit of $118 primarily related to the reversal of uncertain tax provision liabilities as a result of the lapse of the applicable statute of limitations, the remeasurement of deferred tax assets and liabilities for enacted state law changes, offset by an income tax provision related to the finalization of federal and state tax filings during the quarter ended November 30, 2019.

The effective tax rates for the three months ended November 30, 2020 and 2019 were an income tax provision of 11.8% on pre-tax income of $19,774 and an income tax provision of 66.6% on pre-tax income of $4,087, respectively. The effective tax rate for the three months ended November 30, 2020 differs from the U.S. statutory rate of 21% primarily due to the anticipated reversal of a portion of the U.S. valuation allowance based on projected current year earnings, immediate U.S. taxation of foreign earnings, non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates. The effective tax rate for the three months ended November 30, 2019 differed from the statutory rate of 21% primarily due to the calculation of the U.S. tax provision on a discrete basis, the U.S. taxation of foreign earnings, nondeductible permanent differences, non-controlling interest related to EyeLock LLC, an increase in the valuation allowance, state and local income taxes, and income taxed in foreign jurisdictions at varying tax rates.

For the nine months ended November 30, 2020, the Company recorded an income tax provision of $6,724, which includes a discrete income tax provision of $3,609. The Company recorded a discrete tax provision of $4,275 related to an increase in valuation allowance as a result of the technical correction to net operating losses as provided in the CARES Act, and a discrete income tax benefit of $697 related to the finalization of federal and state filings during the quarter ended November 30 2020, and the reversal of uncertain tax provision liabilities as a result of the lapse of the applicable statute of limitations, offset with a discrete tax provision of $31 related to the accrual for interest for unrecognized tax benefits. For the nine months ended November 30, 2019, the Company recorded an income tax provision of $1,190, which includes a discrete income tax benefit of $345. The Company recorded a discrete tax benefit of $50 in connection with excluding the U.S. tax jurisdiction from the estimated annual effective tax rate, and a discrete income tax benefit of $295 primarily related to the reversal of uncertain tax provision liabilities as a result of the lapse of the applicable statute of limitations, the remeasurement of deferred tax assets and liabilities for enacted state law changes, offset by an income tax provision related to the finalization of federal and state tax filings during the quarter ended November 30, 2019.

The effective tax rates for the nine months ended November 30, 2020 and 2019 were an income tax provision of 31.1% on pre-tax income of $21,614 and an income tax provision of 17.1% on a pre-tax loss of $6,979, respectively. The effective tax rate for the nine months ended November 30, 2020 differs from the U.S. statutory rate of 21% primarily due to the anticipated reversal of a portion of the U.S. valuation allowance based on projected current year earnings, immediate U.S. taxation of foreign earnings, non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

varying tax rates. The effective tax rate for the nine months ended November 30, 2019 differed from the statutory rate of 21% primarily due to the calculation of the U.S. taxation provision on a discrete basis, the U.S. taxation of foreign earnings, non-deductible permanent differences, non-controlling interest related to EyeLock LLC, an increase in the valuation allowance, state and local income taxes, and income taxed in foreign jurisdictions at varying tax rates.

At November 30, 2020, the Company had an uncertain tax position liability of $1,123, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S. federal, state and local, and foreign tax issues.
(14)	Inventory

Inventories by major category are as follows:

	November 30, 2020	February 29, 2020
Raw materials	$25,124	$29,115
Work in process	2,080	2,366
Finished goods	111,403	67,629
Inventory	$138,607	$99,110

(15)	Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs. The liability for product warranties is included within Accrued expenses and other current liabilities and the reserve for product repair costs is recorded as a reduction of Inventory on the Consolidated Balance Sheets.

	Three months ended November 30,		Nine months ended November 30,
	2020	2019	2020	2019
Opening balance	$5,520	$4,062	$4,748	$4,469
Liabilities for warranties accrued during the period	864	1,445	2,339	3,879
Liabilities acquired during acquisition	—	—	1,200	—
Warranty claims settled during the period	(884)	(1,076)	(2,787)	(3,917)
Ending balance	$5,500	$4,431	$5,500	$4,431

(16)	Accrued Restructuring Expense

At February 29, 2020, the Company had accrued restructuring charges of $637 included in Accrued expenses and other current liabilities, representing charges incurred in Fiscal 2019 for the realignment of certain businesses within the organization. During the three and nine months ended November 30, 2020, an additional $63 and $532 of the accrual was settled and no additional restructuring expenses were incurred. At November 30, 2020, the remaining restructuring accrual in Accrued expenses and other current liabilities is $105.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(17)	Financing Arrangements

The Company has the following financing arrangements:

	November 30, 2020	February 29, 2020
Debt
Domestic credit facility (a)	$—	$—
Florida mortgage (b)	7,239	7,614
Euro asset-based lending obligation - VOXX Germany (c)	—	—
Euro asset-based lending obligation - Magnat (d)	—	607
Total debt	7,239	8,221
Less: current portion of long-term debt	500	1,107
Long-term debt	6,739	7,114
Less: debt issuance costs	766	1,015
Total long-term debt, net of debt issuance costs	$5,973	$6,099

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(a)

Domestic Credit Facility

The Company has a senior secured credit facility (the "Credit Facility"), which was amended in June 2020 and provides for a revolving credit facility with committed availability of up to $127,500. The Credit Facility also includes a $30,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 17(b)). In April 2020, as a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, the Company borrowed $20,000 from the Credit Facility. This $20,000 precautionary borrowing was repaid in November 2020. The availability under the revolving credit line of the Credit Facility was $107,033 as of November 30, 2020.

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

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that swingline loans may only be designated as Base Rate Loans.  Loans designated as LIBOR Rate Loans bear interest at a rate equal to the then applicable LIBOR rate plus a range of 2.00 - 2.50% (3.0% at November 30, 2020).  Loans designated as Base Rate loans bear interest at a rate equal to the applicable margin for Base Rate Loans of 1.00 - 1.50% as defined in the agreement and shall not be lower than 2.00% (4.50% at November 30, 2020).

Provided that the Company is in a Compliance Period (the period commencing on that day in which Excess Availability is less than 20% of the Maximum Revolver Amount and ending on a day in which Excess Availability is equal to or greater than 20% for any consecutive 30-day period thereafter), the Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of November 30, 2020, the Company was not in a Compliance Period.

The obligations under the loan documents are secured by a general lien on, and security interest in, substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles, and inventory.  The Company has guaranteed the obligations of the borrowers under the Credit Agreement.

Charges incurred on the unused portion of the Credit Facility during the three and nine months ended November 30, 2020 totaled $130 and $371, respectively, compared to $125 and $378 during the three and nine months ended November 30, 2019, respectively. These charges are included within Interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has deferred financing costs related to the Credit Facility and previous amendments and modification of the Credit Facility. In conjunction with the amendment to its Credit Facility in June 2020, the Company incurred additional financing fees of $260 that will be amortized over the remaining term of the facility. The Company accounted for the June 2020 amendment to the Credit Facility as a modification of debt; however, as there were certain changes to the syndicate bank participation, unamortized deferred financing costs of $53 were written off and charged to Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended November 30, 2020. Deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance and are amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) over the term of the Credit Facility, which expires in April 2022. During the three and nine months ended November 30, 2020, the Company amortized $106 and $432 of these costs, as compared to $198 and $593 during the three and nine months ended November 30, 2019. The net unamortized balance of these deferred financing costs as of November 30, 2020 is $603.

(b)

Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida.  Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. The Florida Mortgage bears interest at 70% of 1-month LIBOR plus 1.54% (1.69% at November 30, 2020) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The financial covenants of the Florida Mortgage are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, which are recorded as deferred financing costs and included in Long-term debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and are being amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) over the ten-year term of the Florida Mortgage. The Company amortized $8 and $23 of these costs during both the three and nine months ended November 30, 2020 and 2019. The net unamortized balance of these deferred financing costs as of November 30, 2020 is $163.

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

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(c)

Euro Asset-Based Lending Obligation – VOXX Germany

Foreign bank obligations include a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000 for the Company's subsidiary, VOXX Germany, which expires on July 31, 2023. The rate of interest for the ABL is the three-month Euribor plus 2.30% (2.30% at November 30, 2020). As of November 30, 2020, there is no balance outstanding under this credit facility.

(d)

Euro Asset-Based Lending Obligation - Magnat

At February 29, 2020, foreign bank obligations also included an ABL credit facility for the Company's subsidiary, Magnat. The rate of interest for the ABL was the three-month Euribor plus 2.10%. The facility expired on November 30, 2020 and was not renewed.

(18)	Other (Expense) Income

Other (expense) income is comprised of the following:

	Three months ended November 30,		Nine months ended November 30,
	2020	2019	2020	2019
Foreign currency gain (loss)	$34	$61	$(445)	$297
Interest income	6	199	77	814
Rental income	188	176	556	460
Miscellaneous	(349)	(758)	(167)	298
Total other, net	$(121)	$(322)	$21	$1,869

The decrease in interest income for the three and nine months ended November 30, 2020 as compared to the prior year periods primarily relates to the decrease in interest rates applicable to the Company’s short-term money market investments. For the nine months ended November 30, 2019, miscellaneous included proceeds from a key man life insurance policy in the amount of $1,000 related to a former employee of Klipsch Group, Inc. that Voxx became the beneficiary of in conjunction with the acquisition of Klipsch in Fiscal 2012, offset by a payment of $804 in settlement of the final working capital calculation related to the sale of the Company’s former Hirschmann subsidiary in Fiscal 2018. The final working capital settlement impacted both the three and nine months ended November 30, 2019.

(19)	Foreign Currency

The Company has a subsidiary in Venezuela. Venezuela has experienced significant political and civil unrest, as well as economic instability for several years, and has implemented various foreign currency and price controls. The Company accounts for its Venezuela subsidiary as hyper-inflationary in accordance with the guidelines in ASC 830, "Foreign Currency." A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3-year period.  The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars. As of November 30, 2020, the DICOM rate for the Sovereign Bolivar was approximately 1,033,000 bolivars to the U.S. dollar compared to 38,109 at November 30, 2019. The Company’s operations in Venezuela are suspended and net currency exchange gains and losses for the three and nine months ended November 30, 2020 were not significant.

The Company has certain long-lived assets in Venezuela, which are held for investment purposes. These properties had no value at November 30, 2020
(20)	Lease Obligations

We account for leases in accordance with ASC 842 “Leases” (“ASC 842”). We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration.

We have operating leases for office equipment, as well as offices, warehouses, and other facilities used for our operations. We also have finance leases comprised primarily of computer hardware and machinery and equipment. Our leases have remaining lease terms of less than 1 year to 10 years, some of which include renewal options. We consider these renewal options in determining the lease term used to establish our right-of-use assets and lease

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

liabilities when it is determined that it is reasonably certain that the renewal option will be exercised. The Company had no short-term leases during the three and nine months ended November 30, 2020.

Refer to Note 7 for supplemental cash flow information related to leases.

On September 30, 2019, the Company, through its subsidiary Voxx German Holdings GmbH, executed a sale leaseback transaction, selling its real property in Pulheim, Germany to CLM S.A. RL (“the Purchaser”) for €10,920. Net proceeds received from the transaction were approximately $9,500. The transaction qualified for sale leaseback accounting in accordance with ASC 842. Concurrently with the sale, the Company entered into an operating lease arrangement (“lease”) with the Purchaser for a small portion of the real property to continue to operate the combined Magnat/Klipsch sales office in Germany. The Company recognized a gain related to the execution of the sale transaction of $4,057 for the three and nine months ended November 30, 2019, which is recorded in Other income (expense) on the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

The components of lease cost for the three and nine months ended November 30, 2020 and 2019 were as follows:

	Three months ended November 30,		Nine months ended November 30,
	2020	2019	2020	2019
Operating lease cost (a) (c)	$328	$209	$836	$668
Finance lease cost:
Amortization of right of use assets (a)	139	167	465	516
Interest on lease liabilities (b)	6	12	23	36
Total finance lease cost	$145	$179	$488	$552

(a)	Recorded within Selling, General and administrative, Engineering and technical support, and Cost of sales on the Consolidated Statement of Operations and Comprehensive (Loss) Income.
(b)	Recorded within Interest and bank charges on the Consolidated Statement of Operations and Comprehensive Income (Loss).
(c)	Includes immaterial amounts related to variable rent expense.

Supplemental balance sheet information related to leases is as follows:

	November 30, 2020	February 29, 2020
Operating Leases
Operating lease, right of use assets	$4,811	$3,143
Total operating lease right of use assets	$4,811	$3,143
Accrued expenses and other current liabilities	$1,111	$784
Operating lease liabilities, less current portion	3,813	2,391
Total operating lease liabilities	$4,924	$3,175
Finance Leases
Property, plant, and equipment, gross	$2,503	$2,503
Accumulated depreciation	(1,674)	(1,209)
Total finance lease right of use assets	$829	$1,294
Accrued expenses and other current liabilities	$469	$613
Finance lease liabilities, less current portion	386	720
Total finance lease liabilities	$855	$1,333
Weighted Average Remaining Lease Term
Operating leases	6.1 years	4.4 years
Finance leases	2.1 years	3.9 years
Weighted Average Discount Rate
Operating leases	4.54%	5.98%
Finance leases	3.87%	3.87%

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Maturities of lease liabilities on November 30 of each of the succeeding years are as follows:

	Operating Leases	Finance Leases
2021	$1,303	483
2022	1,119	274
2023	807	118
2024	632	—
2025	456	—
Thereafter	1,228	—
Total lease payments	5,545	875
Less imputed interest	621	20
Total	$4,924	855

As of November 30, 2020, the Company has not entered into any lease agreements that have not yet commenced.

The Company owns and occupies buildings as part of its operations. Certain space within these buildings may, from time to time, be leased to third parties from which the Company earns rental income as lessor. This leased space is recorded within property, plant and equipment and was not material to the Company's Consolidated Balance Sheets at November 30, 2020 and February 29, 2020. Rental income earned by the Company for the three and nine months ended November 30, 2020 and 2019 was $188 and $556, respectively, and $176 and $460, respectively, which is recorded within Other income (expense).
(21)	Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	November 30, 2020	February 29, 2020	November 30, 2020	February 29, 2020	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,666,976	21,556,976	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	2,749,218	2,749,218	N/A	N/A	N/A

(22)	Variable Interest Entity

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

We determined that we hold a variable interest in EyeLock LLC as a result of:

•	our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and
•	the loan agreement with EyeLock LLC, which has a total outstanding balance of $59,033 as of November 30, 2020.

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

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Assets and Liabilities of EyeLock LLC

The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheets as of November 30, 2020 and February 29, 2020:

	November 30, 2020	February 29, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	210	147
Inventory, net	2,212	2,052
Prepaid expenses and other current assets	253	313
Total current assets	2,675	2,512
Property, plant and equipment, net	27	69
Intangible assets, net	2,397	2,600
Other assets	60	76
Total assets	$5,159	$5,257
Liabilities and Partners' Deficit
Current liabilities:
Accounts payable	$1,427	$2,086
Interest payable to VOXX	11,077	9,994
Accrued expenses and other current liabilities	1,000	252
Due to VOXX	59,033	54,074
Total current liabilities	72,537	66,406
Other long-term liabilities	1,200	1,200
Total liabilities	73,737	67,606
Commitments and contingencies
Partners' deficit:
Capital	41,416	41,416
Retained losses	(109,994)	(103,765)
Total partners' deficit	(68,578)	(62,349)
Total liabilities and partners' deficit	$5,159	$5,257

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Revenue and Expenses of EyeLock LLC

The following table sets forth the revenues and expenses of EyeLock LLC that were included in our Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended November 30, 2020, respectively:

	For the three months ended November 30,		For the nine months ended November 30,
	2020	2019	2020	2019
Net sales	$343	$138	$703	$412
Cost of sales	293	178	674	592
Gross profit	50	(40)	29	(180)
Operating expenses:
Selling	132	173	434	535
General and administrative	446	1,123	1,303	3,500
Engineering and technical support	1,178	1,232	3,427	3,951
Total operating expenses	1,756	2,528	5,164	7,986
Operating loss	(1,706)	(2,568)	(5,135)	(8,166)
Other expense:
Interest and bank charges	(372)	(324)	(1,094)	(939)
Other, net	—	79	—	79
Total other expense, net	(372)	(245)	(1,094)	(860)
Loss before income taxes	(2,078)	(2,813)	(6,229)	(9,026)
Income tax expense	—	—	—	—
Net loss	$(2,078)	$(2,813)	$(6,229)	$(9,026)

(23)	Segment Reporting

The Company operates in three distinct segments based on our products and our internal organizational structure. The three operating segments, which are also the Company’s reportable segments, are Automotive Electronics, Consumer Electronics, and Biometrics.

Our Automotive Electronics segment designs, manufactures, markets and distributes rear-seat entertainment devices, remote start systems, automotive security, vehicle access systems, mobile interface modules, mobile multimedia devices, aftermarket/OE-styled radios, car link-smartphone telematics applications, driver distraction products, collision avoidance systems, location-based services, turn signal switches, automotive lighting products, automotive sensing and camera systems, USB ports, cruise control systems, heated seats, and satellite radio products.

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

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Segment data for each of the Company's segments is presented below:

	Automotive Electronics	Consumer Electronics	Biometrics	Corporate/ Eliminations	Total
Three Months Ended November 30, 2020
Net sales	$61,488	$139,039	$343	$195	$201,065
Equity in income of equity investees	1,761	—	—	—	1,761
Interest expense and bank charges	537	2,290	372	(2,728)	471
Depreciation and amortization expense	876	1,002	75	981	2,934
Income (loss) before income taxes	6,601	20,351	(2,078)	(5,100)	19,774

Three Months Ended November 30, 2019
Net sales	$29,985	$79,914	$138	$75	$110,112
Equity in income of equity investees	967	—	—	—	967
Interest expense and bank charges	137	2,560	324	(2,270)	751
Depreciation and amortization expense	187	1,093	783	1,038	3,101
Income (loss) before income taxes	92	9,583	(2,813)	(2,775)	4,087

Nine Months Ended November 30, 2020
Net sales	$111,397	$288,545	$703	$439	$401,084
Equity in income of equity investees	4,506	—	—	—	4,506
Interest expense and bank charges	1,058	6,584	1,094	(6,402)	2,334
Depreciation and amortization expense	2,050	2,921	247	3,006	8,224
Income (loss) before income taxes	3,730	33,087	(6,229)	(8,974)	21,614

Nine Months Ended November 30, 2019
Net sales	$86,472	$206,601	$398	$341	$293,812
Equity in income of equity investees	3,672	—	—	—	3,672
Interest expense and bank charges	354	7,427	939	(6,085)	2,635
Depreciation and amortization expense	567	3,356	2,352	2,954	9,229
Income (loss) before income taxes	869	8,976	(8,835)	(7,989)	(6,979)

(24)	Revenue from Contracts with Customers

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

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of consumer electronic, automotive electronic, and biometric products. Our consumer electronic products primarily consist of finished goods sold to retail and commercial customers, consisting of premium audio products and other consumer electronic products. Our automotive electronic products, some of which are manufactured by the Company, are sold both to

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

OEM and aftermarket customers. Our biometrics products, primarily consisting of finished goods, are sold to retail and commercial customers. We recognize revenue for sales to our customers when transfer of control of the related good or service has occurred. The majority of our revenue was recognized under the point in time approach for the three and nine months ended November 30, 2020. Certain telematic subscription revenues generated by our Automotive Electronics segment are recognized over time. Contract terms with certain of our OEM customers could result in additional products and services being transferred over time as a result of the customized nature of some of our products, together with contractual provisions in the customer contracts that provide us with an enforceable right to payment for performance completed to date; however, under typical terms, we do not have the right to consideration until the time of shipment from our manufacturing facilities or distribution centers, or until the time of delivery to our customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to our right to consideration at the time of shipment or delivery.

Under ASC 606, we are required to present a refund liability and a return asset within the Consolidated Balance Sheets. The changes in the refund liability are reported in Net sales, and the changes in the return asset are reported in Cost of sales in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). As of November 30, 2020 and February 29, 2020, the balance of the return asset was $1,822 and $1,544, respectively, and the balance of the refund liability was $4,185 and $3,779, respectively, and are presented within Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheets.

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

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized.  The Company had current and non-current contract liability balances totaling $4,412 at November 30, 2020 related to telematic subscription services of the Company’s DEI subsidiary established in connection with the Company’s acquisition in July 2020 (see Note 2). Revenue recognized for the three months ended November 30, 2020 that was included in the contract liability balance for the Company’s August 31, 2020 quarter-end date was $2,767. There were no contract liability balances at February 29, 2020. The Company had no contract asset balances at November 30, 2020 or February 29, 2020.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Disaggregation of Revenue

The Company operates in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. ASC 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales are disaggregated by segment and product type for the three and nine months ended November 30, 2020 and 2019:

	Three months ended November 30,		Nine months ended November 30,
	2020	2019	2020	2019
Automotive Electronics Segment
OEM Products	$14,089	$10,628	$32,462	$37,391
Aftermarket Products	47,399	19,357	78,935	49,081
Total Automotive Segment	61,488	29,985	111,397	86,472
Consumer Electronics Segment
Premium Audio Products	112,681	53,250	216,501	128,056
Other Consumer Electronic Products	26,358	26,664	72,044	78,545
Total Consumer Electronics Segment	139,039	79,914	288,545	206,601
Biometrics Segment
Biometric Products	343	138	703	398
Total Biometrics Segment	343	138	703	398
Corporate/Eliminations	195	75	439	341
Total Net Sales	$201,065	$110,112	$401,084	$293,812

(25)	Contingencies

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three and nine months ended November 30, 2020 compared to the three and nine months ended November 30, 2019. Next, we present EBITDA, Adjusted EBITDA, and Diluted Adjusted EBITDA per common share attributable to Voxx for the three and nine months ended November 30, 2020 compared to the three and nine months ended November 30, 2019, in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

Unless specifically indicated otherwise, all amounts presented in our MD&A below are in thousands, except share and per share data.

Business Overview

VOXX International Corporation ("Voxx," "We," "Our," "Us" or the "Company") is a leading international manufacturer and distributor operating in the Automotive Electronics, Consumer Electronics, and Biometrics industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image, and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through nineteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., VOXX German Holdings GmbH ("Voxx Germany"), Audiovox Canada Limited, Voxx Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Premium Audio Company LLC ("Klipsch"), Omega Research and Development, LLC ("Omega"), Voxx Automotive Corp., Audiovox Websales LLC, VSM-Rostra LLC, VOXX DEI LLC, and VOXX DEI Canada, Ltd., as well as a majority owned subsidiary, EyeLock LLC ("EyeLock"). We market our products under the Audiovox® brand name and other brand names and licensed brands, such as 808®, Acoustic Research®, Advent®, Avital®, Car Link®, Chapman®, Clifford®, Code-Alarm®, Crimestopper™, Directed®, Discwasher®, Energy®, Heco®, Invision®, Jamo®, Klipsch®, Mac Audio™, Magnat®, Mirage®, myris®, Oehlbach®, Omega®, Prestige®, Project Nursery®, Python®, RCA®, RCA Accessories, Rosen®, Rostra®, Schwaiger®, Smart Start®, Terk®, Vehicle Safety Automotive, Viper® and Voxx Automotive, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products and Onkyo & Pioneer Corp. products in North America.

COVID-19

During March 2020, a global pandemic was declared by the World Health Organization and a National Emergency was declared by the President of the United States related to the rapidly growing outbreak of COVID-19. The pandemic has significantly impacted economic conditions in the United States, as federal, state, and local governments have reacted to the public health crisis, creating significant uncertainties in the United States, as well as the global economy. In the interest of public health and safety, U.S. jurisdictions (national, state, and local) where our primary operations and those of many of our customers are located required mandatory business closures, capacity limitations, or other restrictions for those permitted to continue to operate or allowed to reopen since the initial shut-downs in March 2020. As of the date of this filing, all of our operating locations are open, with certain locations operating at reduced capacity.

As a result of these developments, the Company’s business has been impacted for the three and nine months ended November 30, 2020.  Although the Company’s revenues have increased for the three and nine months ended November 30, 2020, as compared to the prior year periods, sales within certain product lines across the Company’s segments have been negatively affected. The situation is still rapidly changing and additional impacts to the business may arise that we are not aware of currently, which could have an adverse impact on revenues, results of operations, and cash flows for the 2021 fiscal year. We cannot predict whether, when, or the manner in which the conditions surrounding COVID-19 will change, including the timing of lifting any restrictions and/or any subsequent re-impositions. Due to the evolving situation, future results of the Company could be impacted in ways we are not able to predict today, including, but not limited to, non-cash write-downs and impairments; foreign currency fluctuations; potential adjustments to the carrying value of inventory; and the delayed collections of, or inability to collect accounts receivables.

During April 2020, as a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, the Company borrowed $20,000 from its Credit Facility in the U.S. This $20,000 precautionary borrowing was repaid in November 2020. As of the date of this report, the Company continues to focus on cash flow and anticipates having sufficient resources to operate for the coming twelve-month period.

In addition, the Company implemented a number of other measures in Fiscal 2021 to help mitigate the operating and financial impact of the pandemic, including: (i) furloughing approximately 20% of its employees globally; (ii) implementing temporary salary and hour reductions for both management and non-management level employees Company-wide, including its executive officers, and the Company’s board of directors; (iii) executing substantial reductions in expenses, service provider costs, occupancy costs, capital expenditures and overall costs; and (iv) working globally with management teams to actively explore and identify all eligible government and other initiatives available to businesses or employees impacted by the COVID-19 pandemic. As of our filing date, less than 1% of our employees worldwide remain on furlough. The above-referenced temporary salary and hour reductions were eliminated by the Company during the three months ended November 30, 2020.

Reportable Segments

The Company operates in three reportable segments based on our products and internal organizational structure. The operating segments consist of Automotive Electronics, Consumer Electronics, and Biometrics. See Note 23 to the Company's Consolidated Financial Statements for segment information.

Products included in these segments are as follows:

Automotive Electronics products include:

▪	mobile multi-media video products, including in-dash, overhead and headrest systems,
▪	automotive security, vehicle access, and remote start systems,
▪	autosound products including radios and amplifiers,
▪	satellite radios, including plug and play models and direct connect models,
▪	smart phone telematics applications,
▪	mobile interface modules,
▪	automotive power accessories,
▪	rear observation and collision avoidance systems,
▪	driver distraction products,
▪	power lift gates,
▪	turn signal switches,
▪	automotive lighting products,
▪	automotive sensing and camera systems,
▪	USB ports,
▪	cruise control systems, and
▪	heated seats.

Consumer Electronics products include:

▪	premium loudspeakers,
▪	architectural speakers,
▪	commercial speakers,
▪	outdoor speakers,
▪	flat panel speakers,
▪	wireless and Bluetooth speakers,
▪	home theater systems,
▪	business music systems,
▪	streaming music systems,
▪	on-ear and in-ear headphones,
▪	wired and wireless Bluetooth headphones and ear buds,
▪	soundbars and sound bases,
▪	DLNA (Digital Living Network Alliance) compatible devices,
▪	High-Definition Television ("HDTV") antennas,
▪	Wireless Fidelity ("WiFi") antennas,
▪	High-Definition Multimedia Interface ("HDMI") accessories,
▪	home electronic accessories such as cabling, power cords, and other connectivity products,
▪	performance enhancing electronics,
▪	TV universal remotes,
▪	flat panel TV mounting systems,
▪	karaoke products,
▪	infant/nursery products,
▪	activity tracking bands,
▪	healthcare wearables,
▪	power supply systems and charging products,
▪	electronic equipment cleaning products,
▪	personal sound amplifiers,
▪	set-top boxes,
▪	home and portable stereos, and
▪	digital multi-media products, such as personal video recorders and MP3 products.

Biometrics products include:

▪	iris identification products, and

▪	biometric security related products.

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

Acquisitions and Dispositions

On July 1, 2020, the Company completed the acquisition of certain assets and liabilities, which comprise the aftermarket vehicle remote start and security systems and connected car solutions (telematics) business from Directed LLC and Directed Electronics Canada Inc. (collectively, with Directed LLC, “Directed”) (see Note 2).

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

Results of Operations

As you read this discussion and analysis, refer to the accompanying Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss), which present the results of our operations for the three and nine months ended November 30, 2020 and 2019.

The following tables set forth, for the periods indicated, certain statements of operations data for the three and nine months ended November 30, 2020 and 2019.

Net Sales

	November 30,
	2020	2019	$ Change	% Change
Three Months Ended
Automotive Electronics	$61,488	$29,985	$31,503	105.1%
Consumer Electronics	139,039	79,914	59,125	74.0%
Biometrics	343	138	205	148.6%
Corporate	195	75	120	160.0%
Total net sales	$201,065	$110,112	$90,953	82.6%

Nine Months Ended
Automotive Electronics	$111,397	$86,472	$24,925	28.8%
Consumer Electronics	288,545	206,601	81,944	39.7%
Biometrics	703	398	305	76.6%
Corporate	439	341	98	28.7%
Total net sales	$401,084	$293,812	$107,272	36.5%

Automotive sales represented 30.6% and 27.8% of the net sales for the three and nine months ended November 30, 2020, respectively, compared to 27.2% and 29.4% in the respective prior year periods. Sales in this segment increased during both the  three and nine months ended November 30, 2020, as compared to the prior year periods. The primary driver of sales increases in this segment for both periods were sales of OEM and aftermarket products related to the Company’s VSM and DEI subsidiaries, established in connection with the Company’s acquisitions in the fourth quarter of Fiscal 2020 and the second quarter of Fiscal 2021, respectively. Sales from these two new subsidiaries comprised approximately 49% and 41% of the segment’s sales for the three and nine months ended November 30, 2020, respectively, neither of which was present in the prior year periods. The Company also saw an increase in sales of its aftermarket security and remote start products during the three and nine months ended November 30, 2020, respectively, partly due to a boost in demand following business re-openings after the COVID-19 shut-downs, as purchases could not be made by customers during the shut-downs. During the three months ended November 30, 2020, there was an increase in sales of the Company’s OEM rear seat entertainment products due to a pick-up in sales following the shut-downs, as well as due to the successful launch of a new program with one of its customers in October 2020.  Offsetting these increases, the segment experienced sales declines in certain product lines during the three and nine months ended November 30, 2020 related to the COVID-19 pandemic, as well as certain other factors. The Company’s OEM remote start sales decreased during both the three and nine months ended November 30, 2020 as a result of an increase in the use of Tier 1 factory installed remote start products by many automotive manufacturers (which the Company does not sell) over accessory level remote starts. This has negatively impacted the Company’s sales to certain of its OEM remote start customers. Sales of aftermarket headrest products also decreased during the three and nine months ended November 30, 2020 due to the COVID-19 related shut-downs of car dealerships and other brick and mortar businesses during the first quarter of the year, followed by stock-outages of several products in the third quarter, which continued to negatively impact sales. For the nine months ended November 30, 2020, the Company experienced a decrease in sales of OEM rear seat entertainment products due to several automotive manufacturing plant shut-downs beginning in March 2020 as a result of COVID-19, including Ford, GM, FCA, and Subaru. Many plants began to gradually re-open during the second quarter of our fiscal year, and while some of the programs have begun to ramp up production again, others have yet to return to pre-COVID levels, thus negatively impacting sales for the year-to-date period. Additionally, OEM rear seat entertainment sales were negatively impacted during the nine months ended November 30, 2020 by the cancellation of a program with one of the Company’s larger customers that had been in production during the prior year period.

Consumer Electronics sales represented 69.2% and 71.9% of our net sales for the three and nine months ended November 30, 2020, respectively, compared to 72.6% and 70.3% in the comparable prior year periods. Sales increased for the three and nine months ended November 30, 2020 as compared to the prior year due primarily to the positive sales and promotion of several of the Company’s premium audio products. During both the three and nine months ended November 30, 2020, the Company experienced greater consumer demand and achieved market share growth in its premium home theater and subwoofer categories, and launched a new premium wireless computer speaker system, which has contributed positively to sales in both periods and was not available in the prior fiscal year. The Company also experienced increased sales of premium mobility products due to the discounting of older wireless ear buds in preparation for the launch of new product. Sales of hookup products increased during the three and nine months ended November 30, 2020 due to the large number of individuals working from home as a result of the COVID-19 pandemic, which caused an increase in demand for cabling and other hookup related products. Within Europe, the Company experienced stronger online sales during the three and nine months ended November 30, 2020 due to many consumers shopping from home during the pandemic, as well as an increase in sales in its Do It Yourself (“DIY”) line of products, a new sales channel of discount retailers, and a shift in focus of premium audio products in Europe from low margin to traditional home theater products, which has contributed positively to sales. Additionally, during the three and nine months ended November 30, 2020, the Company’s newly formed subsidiary, 11 Trading Company LLC, began selling Onkyo and Pioneer products through new distribution agreements. Offsetting these sales increases were decreases in sales related to the COVID-19 pandemic, as well as other factors. The Company experienced decreases in sales of certain consumer electronic and accessory products, such as reception products and wireless speakers, primarily due to nationwide brick and mortar business closures related to the COVID-19 pandemic, delayed customer orders due to the pandemic, as well as due to the Company’s continuing rationalization of SKU’s for certain of these products, with the goal of limiting sales of lower margin products. For the three and nine months ended November 30, 2020, there was also a decrease in sales of the Company’s premium commercial speaker products due to the shut-down of cinemas during the pandemic. Additionally, one of the Company’s healthcare programs ended in September 2020, resulting in a decrease in sales of its motion products for both the three and nine months ended November 30, 2020. For the nine months ended November 30, 2020, sales of the Company’s smart home products decreased, as the Company began exiting this category during Fiscal 2020.

Biometrics sales represented 0.2% of our net sales for both the three and nine months ended November 30, 2020, compared to 0.1% in both of the respective prior year periods. Sales during the three and nine months ended November 30, 2020 increased compared to the prior year periods due to an increase in sales of its EXT outdoor perimeter access product, and the updated version of its Nano NXT perimeter access product, both of which launched in the second quarter of Fiscal 2020.  Additionally, the Company began selling its NIXT product during the three months ended November 30, 2020, which can be optionally fitted with iTEMP, a product that can take an individual’s temperature before allowing iris access.

Gross Profit and Gross Margin Percentage

	November 30,
	2020	2019	$ Change	% Change
Three Months Ended
Automotive Electronics	$15,777	$6,023	$9,754	161.9%
	25.7%	20.1%
Consumer Electronics	42,109	25,627	16,482	64.3%
	30.3%	32.1%
Biometrics	50	(39)	89	228.2%
	14.6%	(28.3)%
Corporate	192	(147)	339	230.6%
	$58,128	$31,464	$26,664	84.7%
	28.9%	28.6%

Nine Months Ended
Automotive Electronics	$25,555	$18,228	$7,327	40.2%
	22.9%	21.1%
Consumer Electronics	90,166	63,040	27,126	43.0%
	31.2%	30.5%
Biometrics	28	13	15	115.4%
	4.0%	3.3%
Corporate	430	(39)	469	1202.6%
	$116,179	$81,242	$34,937	43.0%
	29.0%	27.7%

Gross margin percentages for the Company have increased 30 and 130 basis points for the three and nine months ended November 30, 2020, respectively, as compared to the three and nine months ended November 30, 2019.

Gross margin percentages in the Automotive Electronics segment increased 560 and 180 basis points for the three and nine months ended November 30, 2020, respectively, as compared to the prior year periods. The primary driver of the margin increases in this segment has been sales of OEM and aftermarket products related to the Company’s VSM and DEI subsidiaries, whose products have higher profit margins than those typically achieved by the segment, and whose sales were not present in the prior year periods. The increase in sales of higher margin aftermarket remote start and security products also contributed positively to the segment’s margins during the three and nine months ended November 30, 2020, and for the three months ended November 30, 2020, an increase in sales of the Company’s OEM rear seat entertainment products positively impacted margins for the segment. Offsetting these positive impacts, the decline in sales of higher margin OEM security and remote start products during the three and nine months ended November 30, 2020 due to the shift in demand from accessory level remote starts to production level, factory installed remote starts caused a decline in margins in both periods. In addition, there was a decline in aftermarket headrest sales during the three and nine months ended November 30, 2020, which typically generate higher margins for the segment and thus negatively impacted margins for both periods.

Gross margin percentages in the Consumer Electronics segment decreased 180 basis points for the three months ended November 30, 2020, but increased 70 basis points for the nine months ended November 30, 2020 as compared to the prior year periods. Margin declines during the three and nine months ended November 30, 2020 were primarily driven by the Company’s newest line of premium wireless computer speakers, which have contributed positively to sales, but have been sold at lower margins than those typically associated with the Company’s premium wireless speaker products, particularly during the three months ended November 30, 2020 as a result of holiday promotions. The Company’s premium headphone margins have also been negatively impacted in the three and nine months ended November 30, 2020 due to close out sales of certain older products at lower margins in preparation for the launch of its newest line of wireless earbuds. Additionally, although sales in Europe have increased in the three and nine months ended November 30, 2020, the increase in sales generated from a new sales channel of discount retail customers has generated lower margins and had a negative impact on both periods.  As an offset to these negative impacts, the segment has experienced increases in margins during both the three and nine months ended November 30, 2020 due to factors including the increased sales of the Company’s high margin premium home theater speaker products, as well as an increase in sales of hookup products in both periods. In Europe, a shift in focus of premium audio products from low margin to traditional home theater products, as well as less discounting of product, contributed positively to both sales and overall margins related to this product line. Additionally, while the Company experienced decreases in sales of certain product lines during the three and nine months ended November 30, 2020, such as reception products and remotes, the margins earned on these products improved during both periods as compared to the prior year, due to the movement of production out of China. Finally, sales within the Company’s newly formed subsidiary, 11 Trading Company LLC, which began selling Onkyo and Pioneer products through new distribution agreements during the three and nine months ended November 30, 2020, has contributed positively to margins in both periods.

Gross margin percentages in the Biometrics segment improved in both the three and nine months ended November 30, 2020 as compared to the respective prior year periods. The increase in margins for the three and nine months ended November 30, 2020 was primarily a result of prior year events that negatively impacted the segment’s margins in Fiscal 2020. Certain tooling and defective repair costs incurred in the three and nine months ended November 30, 2019, as well as the provision of beta samples to certain customers at no cost during the prior year periods, negatively impacted margins in the prior fiscal year. A large sale made at a loss during the nine months ended November 30, 2019 also caused lower margins in the prior year to date period. In the current year, the Company provided more onsite and remote support to customers during the three and nine months ended November 30, 2020, which generates higher margins for the segment. Offsetting these positive margin impacts for the three and nine months ended November 30, 2020 has been the reduction in pricing on certain products, which has helped to drive higher sales in Fiscal 2021, but has resulted in lower margins for the segment. Additionally, the release of inventory reserves in the comparable prior year periods had a positive impact on the segment’s gross margin for the prior year, thus negatively impacting the current year margin comparisons.

Operating Expenses

	November 30,
	2020	2019	$ Change	% Change
Three Months Ended
Operating expenses:
Selling	$12,761	$9,580	$3,181	33.2%
General and administrative	21,128	16,689	4,439	26.6%
Engineering and technical support	5,676	5,059	617	12.2%
Total operating expenses	$39,565	$31,328	$8,237	26.3%

Nine Months Ended
Operating expenses:
Selling	$30,190	$28,162	$2,028	7.2%
General and administrative	51,668	51,896	(228)	(0.4)%
Engineering and technical support	14,942	15,901	(959)	(6.0)%
Total operating expenses	$96,800	$95,959	$841	0.9%

Total operating expenses have increased for the three and nine months ended November 30, 2020 as compared with the prior year periods.

For both the three and nine months ended November 30, 2020, the Company experienced a net increase in selling expenses.  Increases in selling expenses were primarily attributable to increases in commission expense during both the three and nine months ended November 30, 2020 as a result of higher sales. Salary expense also increased for the three and nine months ended November 30, 2020 due to the additional headcount created by acquisitions resulting in the establishment of the VSM and DEI subsidiaries in the fourth quarter of Fiscal 2020 and the second quarter of Fiscal 2021, respectively, as well as additional hires related to the Company’s distribution agreements for Onkyo and Pioneer products. While advertising expense decreased for the nine months ended November 30, 2020 due to the COVID-19 pandemic closure and phased re-opening of many brick and mortar stores during the year, web advertising expenses increased in both periods due to an increase in online traffic, with many consumers working and shopping from home during the mandatory quarantines and business shut-downs throughout the country. Offsetting these increases in selling expenses for the three and nine months ended November 30, 2020, were decreases due to factors related to the COVID-19 pandemic, which resulted in the temporary shut-down of many brick and mortar stores and mandatory quarantine orders during the first quarter of our Fiscal 2021 year, with phased re-openings taking place beginning in the second quarter. Company-wide furloughs and pay reductions at all levels, as well as the elimination of all non-essential travel, resulted in a decrease in salary and travel and entertainment expenses for the nine months ended November 30, 2020. Pay reductions and most of the Company’s furloughs ended in the third quarter of Fiscal 2021; however, non-essential travel was still limited through November 30, 2020, affecting both periods. Additionally, trade show expenses decreased for both the three and nine months ended November 30, 2020 as a result of the cancellation of all events year-to-date due to COVID-19.

For the three months ended November 30, 2020, there was a net increase in general and administrative expenses, while there was a net decrease during the nine months ended November 30, 2020 as compared to the respective prior year periods. Increases to general and administrative expenses during both the three and nine months ended November 30, 2020 were due primarily to salary expense and professional fees. Increases in salary expense were due to higher bonus accruals for the three and nine months ended November 30, 2020 as a result of the positive performance of the Company. Professional fees were higher for both periods as the result of ongoing acquisition-related services provided in connection with the Company’s new DEI and VSM subsidiaries, as well as due to a stock grant awarded to the Company’s non-employee directors during the third quarter of Fiscal 2021. During the nine months ended November 30, 2020, insurance expense increased as a result of the deductible related to an IT security incident in the second quarter of the fiscal year, as well as due to the Company’s new VSM, DEI, and 11 Trading Company LLC subsidiaries. As an offset to these general and administrative expense increases were decreases related to the COVID-19 pandemic, as well as other factors. Office and occupancy expenses decreased for both the three and nine months ended November 30, 2020 due to lower overhead, as certain of the Company’s offices were shut down during the first and second quarters of the fiscal year due to the COVID-19 pandemic, and most re-opened offices have remained at a reduced capacity through November 30, 2020. Bad debt expense decreased for the three and nine months ended November 30, 2020 as a result of the recovery of certain receivable balances that were previously written off. Depreciation and amortization expense also decreased, net, for the three and nine months ended November 30, 2020 as a result of the impairment of certain definite-lived intangible assets at EyeLock in the fourth quarter of Fiscal 2020, which reduced the amortizable base of these assets. This was offset by increases in depreciation and amortization expense related to newly acquired tangible and intangible assets within the VSM and DEI subsidiaries. Additionally, while the Company experienced a net increase in salary expense during both the three and nine months ended November 30, 2020, Company-wide furloughs and pay reductions at all levels due to the pandemic, as well as the elimination of non-essential travel, resulted in salary and travel and entertainment expense decreases during the nine months ended November 30, 2020. Pay reductions and most of the Company’s furloughs ended in the third quarter of Fiscal 2021; however, non-essential travel was still limited through November 30, 2020. Finally, during the second quarter of Fiscal 2020, the Company granted 200,000 fully vested shares of Class A Common Stock to the Company’s Chief Executive Officer in accordance with his employment agreement, resulting in compensation expense of approximately $800 for the nine months ended November 30, 2019 that did not repeat in the current fiscal year.

Engineering and technical support expenses increased for the three months ended November 30, 2020 and decreased for the nine months ended November 30, 2020 as compared to the respective prior year periods. There were increases in salary expense during both the three and nine months ended November 30, 2020 driven by additional headcount and labor related to the Company’s new VSM and DEI subsidiaries established in connection with the Company’s acquisitions in the fourth quarter of Fiscal 2020 and second quarter of Fiscal 2021, respectively. Research and development expense increased for the three months ended November 30, 2020 due to the timing of new product launches compared to the prior year. For the nine months ended November 30, 2020, Company-wide furloughs and pay reductions at all levels, as well as the elimination of non-essential travel, contributed to decreases in salary and travel and entertainment expense. Pay reductions and most of the Company’s furloughs ended in the third quarter of Fiscal 2021; however, non-essential travel was still limited through November 30, 2020, affecting both periods.

Other (Expense) Income

	November 30,
	2020	2019	$ Change	% Change
Three Months Ended
Interest and bank charges	$(471)	$(751)	$280	37.3%
Equity in income of equity investee	1,761	967	794	82.1%
Gain on sale of real property	—	4,057	(4,057)	(100.0)%
Investment gain	42	—	42	100.0%
Other, net	(121)	(322)	201	62.4%
Total other income	$1,211	$3,951	$(2,740)	(69.3)%

Nine Months Ended
Interest and bank charges	$(2,334)	$(2,635)	$301	11.4%
Equity in income of equity investee	4,506	3,672	834	22.7%
Gain on sale of real property	—	4,057	(4,057)	(100.0)%
Investment gain	42	775	(733)	(94.6)%
Other, net	21	1,869	(1,848)	(98.9)%
Total other income	$2,235	$7,738	$(5,503)	(71.1)%

Interest and bank charges represent interest expense and fees related to the Company's bank obligations, supply chain financing agreements and factoring agreements, interest related to finance leases, amortization of debt issuance costs, and credit card fees. For the three and nine months ended November 30, 2020, interest expense was lower due to reduced factoring and supply chain financing fees. While the Company sold a larger balance of customer accounts receivable during these periods as compared to the prior year, the related fees charged have been lower in Fiscal 2021.

Equity in income of equity investee represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA"). The increase in income for the three and nine months ended November 30, 2020 is due to an increase in ASA net income, primarily as a result of improved margins, lower overhead, and growth in the RV and marine markets.

On September 30, 2019, the Company, through its subsidiary Voxx German Holdings Gmbh (the “Seller”), sold its real property in Pulheim, Germany to CLM S.A. RL (the “Purchaser”) for €10,920. Net proceeds received from the transaction were approximately $9,500 after transactional costs and repayment of the outstanding mortgage. Concurrently with the sale, the Seller entered into an operating lease arrangement (“lease”) with the Purchaser for a small portion of the real property to continue to operate its sales office in Germany. The transaction qualified for sale leaseback accounting in accordance with ASC 842 and the Company recognized a gain on the execution of the sale transaction for the three and nine months ended November 30, 2019.

During Fiscal 2018, the Company sold its investment in RxNetworks, a non-controlled corporation, consisting of shares of the investee’s preferred stock. Voxx recognized a gain during Fiscal 2018 on the sale of this investment; however, a portion of the cash proceeds were subject to a hold-back provision, and was not included in the gain recognized in Fiscal 2018. During the second quarter of Fiscal 2020, the hold-back provision expired, and the Company received the majority of the remaining proceeds from the sale, recording an investment gain of $775 for the nine months ended November 30, 2019.  A final pay-out of $42 received in November 2020 was recorded as an investment gain for the three and nine months ended November 30, 2020.

Other, net includes net foreign currency gains or losses, interest income, rental income, and other miscellaneous income and expense. During the three and nine months ended November 30, 2020 interest income decreased as a result of lower interest rates applicable to the Company’s short-term money market investments. Additionally, during the nine months ended November 30, 2020, the Company had foreign currency losses of $(445) as compared to foreign currency gains of $297 for the nine months ended November 30, 2019. During the nine months ended November 30, 2019, the Company received the proceeds of a key man life insurance policy in the amount of $1,000, related to a former employee of Klipsch Group, Inc. that Voxx became the beneficiary of in conjunction with the acquisition of Klipsch in Fiscal 2012, which were offset by a charge of $804 related to a payment made to TE Connectivity Ltd. in final settlement of the working capital calculation related to the Fiscal 2018 sale of Hirschmann Car Communication GmbH. This settlement impacted both the three and nine months ended November 30, 2019.

Income Tax Provision

The Company’s provision for income taxes consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year.  At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments, as necessary.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act made various tax law changes including among other things (i) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest (ii) enacted a technical corrections so that qualified improvement property can be immediately expensed under IRC Section 168(k) and net operating losses arising in tax years beginning in 2017 and ending in 2018 can be carried back two years and carried forward twenty years without a taxable income limitation as opposed to carried forward indefinitely, and (iii) made modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years. With respect to the technical correction to net operating losses, the Company recorded a discrete income tax provision of $4,275 during the nine months ended November 30, 2020, as its valuation allowance related to net operating losses with limited carryforward periods increased.

For the three months ended November 30, 2020, the Company recorded an income tax provision of $2,334, which includes a discrete income tax benefit of $542 related primarily to the finalization of the federal and certain state tax return filings. For the three months ended November 30, 2019, the Company recorded an income tax provision of $2,720, which includes a discrete income tax provision of $1,035. The Company recorded a discrete tax provision of $1,153 in connection with excluding the U.S. tax jurisdiction from the estimated annual effective tax rate and a discrete tax benefit of $118 primarily related to the reversal of uncertain tax provision liabilities as a result of the lapse of the applicable statute of limitations, the remeasurement of deferred tax assets and liabilities for enacted state law changes, offset by an income tax provision related to the finalization of federal and state tax filings during the quarter ended November 30, 2019.

The effective tax rates for the three months ended November 30, 2020 and 2019 were an income tax provision of 11.8% on pre-tax income of $19,774 and an income tax provision of 66.6% on pre-tax income of $4,087, respectively. The effective tax rate for the three months ended November 30, 2020 differs from the U.S. statutory rate of 21% primarily due to the anticipated reversal of a portion of the U.S. valuation allowance based on projected current year earnings, immediate U.S. taxation of foreign earnings, non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates. The effective tax rate for the three months ended November 30, 2019 differed from the statutory rate of 21% primarily due to the calculation of the U.S. tax provision on a discrete basis, the U.S. taxation of foreign earnings, nondeductible permanent differences, non-controlling interest related to EyeLock LLC, an increase in the valuation allowance, state and local income taxes, and income taxed in foreign jurisdictions at varying tax rates.

For the nine months ended November 30, 2020, the Company recorded an income tax provision of $6,724, which includes a discrete income tax provision of $3,609. The Company recorded a discrete tax provision of $4,275 related to an increase in valuation allowance as a result of the technical correction to net operating losses as provided in the CARES Act, and a discrete income tax benefit of $697 related to finalization of federal and state tax filings during the quarter ended November 30, 2020, and the reversal of uncertain tax provision liabilities as a result of the lapse of the applicable statute of limitations, offset with a discrete tax provision of $31 related to the accrual for interest for unrecognized tax benefits. For the nine months ended November 30, 2019, the Company recorded an income tax provision of $1,190, which includes a discrete income tax benefit of $345. The Company recorded a discrete tax benefit of $50 in connection with excluding the U.S. tax jurisdiction from the estimated annual effective tax rate, and a discrete income tax benefit of $295 primarily related to the reversal of uncertain tax provision liabilities as a result of the lapse of the applicable statute of limitations, the remeasurement of deferred tax assets and liabilities for enacted state law changes, offset by an income tax provision related to the finalization of federal and state tax filings during the quarter ended November 30, 2019.

The effective tax rates for the nine months ended November 30, 2020 and 2019 were an income tax provision of 31.1% on pre-tax income of $21,614 and an income tax provision of 17.1% on a pre-tax loss of $6,979, respectively. The effective tax rate for the nine months ended November 30, 2020 differs from the U.S. statutory rate of 21% primarily due to the anticipated reversal of a portion of the U.S. valuation allowance based on projected current year earnings, immediate U.S. taxation of foreign earnings, non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates. The effective tax rate for the nine months ended November 30, 2019 differed from the statutory rate of 21% primarily due to the calculation of the U.S. taxation provision on a discrete basis, the U.S. taxation of foreign earnings, nondeductible permanent differences, non-controlling interest related to EyeLock LLC, an increase in the valuation allowance, state and local income taxes, and income taxed in foreign jurisdictions at varying tax rates.

EBITDA, Adjusted EBITDA, and Diluted Adjusted EBITDA per Common Share

EBITDA, Adjusted EBITDA, and Diluted Adjusted EBITDA per common share are not financial measures recognized by GAAP. EBITDA represents net income (loss) attributable to VOXX International Corporation, computed in accordance with GAAP, before interest expense and bank charges, taxes, and depreciation and amortization. Adjusted EBITDA represents

EBITDA adjusted for stock-based compensation expense, certain settlements, gains, and life insurance proceeds. Depreciation, amortization, and stock-based compensation are non-cash items. Diluted Adjusted EBITDA per common share represents the Company's diluted earnings per common share based on Adjusted EBITDA.

We present EBITDA, Adjusted EBITDA, and Diluted Adjusted EBITDA per common share in this Form 10-Q because we consider them to be useful and appropriate supplemental measures of our performance. Adjusted EBITDA and Diluted Adjusted EBITDA per common share help us to evaluate our performance without the effects of certain GAAP calculations that may not have a direct cash impact on our current operating performance. In addition, the exclusion of certain costs or gains relating to certain events allows for a more meaningful comparison of our results from period-to-period. These non-GAAP measures, as we define them, are not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. EBITDA, Adjusted EBITDA, and Diluted Adjusted EBITDA per common share should not be assessed in isolation from, are not intended to represent, and should not be considered to be more meaningful measures than, or alternatives to, measures of operating performance as determined in accordance with GAAP.

Reconciliation of GAAP Net Income Attributable to VOXX International Corporation to EBITDA, Adjusted EBITDA, and Diluted Adjusted EBITDA per Common Share

	Three months ended November 30,		Nine months ended November 30,
	2020	2019	2020	2019
Net income (loss) attributable to VOXX International Corporation	$18,251	$2,464	$17,319	$(4,648)
Adjustments:
Interest expense and bank charges (1)	325	625	1,907	2,269
Depreciation and amortization (1)	2,904	2,796	8,128	8,313
Income tax expense	2,334	2,720	6,724	1,190
EBITDA	23,814	8,605	34,078	7,124
Stock-based compensation	768	471	1,454	1,816
Gain on sale of real property	—	(4,057)	—	(4,057)
Settlement of Hirschmann working capital	—	804	—	804
Investment gain	(42)	—	(42)	(775)
Life insurance proceeds	—	—	(420)	(1,000)
Adjusted EBITDA	$24,540	$5,823	$35,070	$3,912
Diluted income (loss) per common share attributable to VOXX International Corporation	$0.74	$0.10	$0.71	$(0.19)
Diluted Adjusted EBITDA per common share attributable to VOXX International Corporation	$0.99	$0.24	$1.43	$0.16

(1)

For purposes of calculating Adjusted EBITDA for the Company, interest expense and bank charges, as well as depreciation and amortization, have been adjusted in order to exclude the non-controlling interest portion of these expenses attributable to EyeLock LLC.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of November 30, 2020, we had working capital of $163,034 which includes cash and cash equivalents of $21,337, compared with working capital of $146,798 at February 29, 2020, which included cash and cash equivalents of $37,425. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations, when applicable, and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions, or to further pay down our debt. As of November 30, 2020, we had cash amounts totaling $3,742 held in foreign bank accounts, none of which would be subject to United States federal income taxes if made available for use in the United States. The Tax Cuts and Jobs Act provides a 100% participation exemption on dividends received from foreign corporations after January 1, 2018 as the United States has moved away from a worldwide tax system and closer to a territorial system for earnings of foreign corporations.

Operating activities used cash of $2,628 for the nine months ended November 30, 2020 due to factors including the increase in both accounts receivable and inventory, as well as losses incurred by EyeLock LLC. This was offset primarily by increases in accounts payable, accrued expenses, and sales incentives. For the nine months ended November 30, 2019, operating activities used cash of $23,887 due to factors including sales declines and losses incurred by EyeLock LLC, as well as increases in accounts receivable due in part to the suspension of the Company’s domestic supply chain finance arrangements, increases in inventory, and decreases in accrued expenses. These operating cash usages were offset primarily by decreases in receivables from vendors and increases in accrued sales incentives.

Investing activities used cash of $14,510 during the nine months ended November 30, 2020 primarily due the acquisition of the Directed business, as well as capital expenditures. For the nine months ended November 30, 2019, investing activities provided cash of $9,759 primarily due to the proceeds received from the sale of the Company’s real property in Pulheim, Germany, offset by capital expenditures.

Financing activities used cash of $1,680 during the nine months ended November 30, 2020 due to the repayment of the Company’s precautionary borrowing of $20,000 from the Credit Facility, the repayment of the Magnat subsidiary’s Euro asset-based loan balance upon its expiration, repayments of finance leases, and the payment of deferred finance fees related to the amendment of the Credit Facility, offset by the precautionary borrowing of $20,000 made in April 2020. During the nine months ended November 30, 2019, financing activities used cash of $11,563 primarily due to the repayment of bank obligations, including the entire outstanding balance of Voxx Germany’s Euro asset-based loan facility, and the repurchase of shares of the Company’s Class A common stock.

Federal, state, and local governments have taken a variety of actions to contain the spread of COVID-19. Many jurisdictions required mandatory business closures during the Company’s fiscal year and imposed capacity limitations and other restrictions affecting our operations. Many of these restrictions were lifted in phases throughout Fiscal 2021, but could return if there is a resurgence of the pandemic spread. We have proactively taken steps to increase available cash, including, but not limited to, utilizing existing supply chain financing and factoring agreements, and utilizing available funds under our existing Credit Facility. The Company also implemented a number of other measures to help preserve liquidity, as further described in our Form 10-K for the year ended February 29, 2020.

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $127,500. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 17(b)). The availability under the revolving credit line of the Credit Facility was $107,033 as of November 30, 2020.

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

Provided that the Company is in a Compliance Period (the period commencing on that day in which Excess Availability is less than 20.0% of the Maximum Revolver Amount and ending on a day in which Excess Availability is equal to or greater than 20.0% for any consecutive 30-day period thereafter), the Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash.

The obligations under the loan documents are secured by a general lien on and security interest in substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles, and inventory.  The Company has guaranteed the obligations of the borrowers under the Credit Agreement.

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

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At November 30, 2020, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period
Contractual Cash Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Finance lease obligation (1)	$855	$469	$386	$—	$—
Operating leases (1)	4,924	1,111	1,692	980	1,141
Total contractual cash obligations	$5,779	$1,580	$2,078	$980	$1,141
Other Commitments
Bank obligations (2)	$—	$—	$—	$—	$—
Stand-by and commercial letters of credit (3)	7,257	7,257	—	—	—
Other (4)	7,239	500	1,000	1,000	4,739
Pension obligation (5)	818	—	—	—	818
Unconditional purchase obligations (6)	170,367	170,367	—	—	—
Total other commitments	185,681	178,124	1,000	1,000	5,557
Total commitments	$191,460	$179,704	$3,078	$1,980	$6,698

1.

Represents total principal payments due under operating and finance lease obligations. Total current balances (included in other current liabilities) due under finance and operating lease obligations are $469 and $1,111, respectively, at November 30, 2020. Total long-term balances due under finance and operating leases are $386 and $3,813, respectively, at November 30, 2020.

2.	Represents amounts outstanding under the Company’s Credit Facility and the VOXX Germany asset-based lending facility at November 30, 2020.
3.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.
4.	This amount represents the outstanding balance of the mortgage for our manufacturing facility in Florida.
5.	Represents the liability for an employer defined benefit pension plan covering certain eligible current and former employees of Voxx Germany.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Voxx conducts business in various non-U.S. countries, including Germany, Canada, Mexico, China, Denmark, the Netherlands, and France and thus is exposed to market risk for changes in foreign currency exchange rates. As a result, we have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the U.S., which can adversely impact our net income and cash flows. For the three and nine months ended November 30, 2020, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $3,500 and $6,500, respectively, and in net income of approximately $360 and $490, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade, and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations, and U. S. dollar denominated purchases in its foreign subsidiaries. The Company enters forward contracts to hedge certain euro-related transactions. The Company minimizes the risk of nonperformance on the forward contracts by transacting with major financial institutions. For the three and nine months ended November 30, 2020, unrealized losses recorded in Other comprehensive income (loss) associated with these contracts were $242 and $707. A hypothetical 10% adverse change in the fair value of our forward exchange contracts would result in a negative impact of $47 on the fair value of these forward exchange contracts at November 30, 2020

We are also subject to risk from changes in foreign currency exchange rates from the translation of financial statements of our foreign subsidiaries and for long-term intercompany loans with the foreign subsidiaries. These changes result in cumulative translation adjustments, which are included in Accumulated other comprehensive (loss) income. At November 30, 2020, we had translation exposure to various foreign currencies with the most significant being the Euro.  A hypothetical 10% adverse change in the foreign currency exchange rates would result in a negative impact of $98 on Other comprehensive income (loss) for the nine months ended November 30, 2020.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela did not have sales for the three and nine months ended November 30, 2020 and there were minimal cash related assets invested in Venezuela as of November 30, 2020 that would be subject to government foreign exchange controls. The Company has certain long-lived assets in Venezuela, which are held for investment purposes and had no value as of November 30, 2020.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and investment grade corporate and U.S. government securities. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed. In connection with the Florida Mortgage, we have debt outstanding in the amount of $7,239 at November 30, 2020. Interest on this mortgage is charged at 70% of 1-month LIBOR plus 1.54%. The Company currently has one interest rate swap for the Florida Mortgage with a notional amount of $7,239 at November 30, 2020. This swap locks the interest rate at 3.48% (inclusive of credit spread) on the Florida Mortgage through the mortgage end date of March 2026. The Company also has a Euro asset-based lending facility in Germany with a variable rate, which did not have an outstanding balance at November 30, 2020 (see Note 17).

As of November 30, 2020, the total net fair value of the interest rate swap recorded in other liabilities on our Unaudited Consolidated Balance Sheet is $552, which represents the amount that would be paid upon unwinding the interest rate swap agreement based on market conditions on that date. Changes in the fair value of this interest rate swap agreement is reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated other comprehensive (loss) income.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of November 30, 2020 to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the nine months ended November 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our Board of Directors to repurchase shares of the Company's Class A Common Stock. During the three and nine months ended November 30, 2020, we did not repurchase any shares of the Company’s Class A Common Stock.

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

101

The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended November 30, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii), the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Unaudited Consolidated Statements of Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

January 11, 2021

By:	/s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By:	/s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer