Form 10-K
period 2021-02-28
VOXX International Corp
filed 2021-05-13
CIK 807707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2021

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

Yes   ☐       No   ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was $120,830,164 (based upon closing price on the Nasdaq Stock Market on August 31, 2020).

The number of shares outstanding of each of the registrant's classes of common stock, as of May 11, 2021 was:

Class	Outstanding

Class A common stock $.01 par value	21,727,629
Class B common stock $.01 par value	2,260,954

DOCUMENTS INCORPORATED BY REFERENCE

Part III -  (Items 10, 11, 12, 13 and 14) Proxy Statement for Annual Meeting of Stockholders to be filed on or before June 17, 2021.

VOXX INTERNATIONAL CORPORATION

Index to Form 10-K

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, and the information incorporated by reference contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  We intend those forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, and the outcome of any contingencies are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates, projections about our industry and our business, and the impact of the novel coronavirus (“COVID-19”) outbreak on our results of operations. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "should," "would," or variations of those words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated in or implied by any forward-looking statements. Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, matters listed in Item 1A under "Risk Factors" of this Form 10-K.  Many of the foregoing risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result thereof. The Company assumes no obligation and does not intend to update these forward-looking statements.

NOTE REGARDING DOLLAR AMOUNTS AND FISCAL YEAR

In this Annual Report, all dollar amounts are expressed in thousands, except for share prices and per-share amounts. Unless specifically indicated otherwise, all amounts and percentages in our Form 10-K are exclusive of discontinued operations.

The Company’s fiscal year ends on the last day of February.

COVID-19 PANDEMIC

The consolidated financial statements contained in this Annual Report as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of and for the year ended February 28, 2021. Economies throughout the world have been severely disrupted by the effects of the quarantines, business closures and the reluctance or inability of individuals to leave their homes resulting from the outbreak of COVID-19. As a result of these factors, our supply chain was disrupted and many of our customers have been significantly impacted which, in turn, reduced our level of operations and activities primarily during the first half our 2021 fiscal year. In addition, the capital markets have been disrupted and our efforts to raise necessary capital in the future could be adversely impacted by the outbreak of the virus. As this situation is ongoing and the duration and severity of the COVID-19 pandemic, including the severity and transmission rates of COVID-19 variants, resurgences of COVID-19 that may continue to occur, and the availability, distribution, and efficacy of COVID-19 vaccines, continues to be uncertain at this time, we cannot forecast with any certainty when the disruptions caused by the pandemic will cease to impact our business and the results of our operations. In reading this report on Form 10-K, consider the additional uncertainties caused by the outbreak of COVID-19.

Item 1-Business

VOXX International Corporation ("Voxx," "We," "Our," "Us," or the "Company") is a leading international manufacturer and distributor in the Automotive Electronics, Consumer Electronics, and Biometrics industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image, and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through nineteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., VOXX German Holdings GmbH ("Voxx Germany"), Audiovox Canada Limited, Voxx Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Premium Audio Company LLC ("Klipsch"), Omega Research and Development LLC ("Omega"), Voxx Automotive Corp., Audiovox Websales LLC, VSM-Rostra LLC (“VSM”), VOXX DEI LLC, and VOXX DEI Canada LLC (collectively, with

VOXX DEI LLC, “DEI”), as well as a majority owned subsidiary, EyeLock LLC ("EyeLock"). We market our products under the Audiovox® brand name and other brand names and licensed brands, such as 808®, Acoustic Research®, Advent®, Avital®, Car Link®, Chapman®, Clifford®, Code-Alarm®, Crimestopper™, Directed®, Discwasher®, Energy®, Heco®, Invision®, Jamo®, Klipsch®, Mac Audio™, Magnat®, Mirage®, myris®, Oehlbach®, Omega®, Prestige®, Project Nursery®, Python®, RCA®, RCA Accessories, Rosen®, Rostra®, Schwaiger®, Smart Start®, Terk®, Vehicle Safety Automotive, Viper®, and Voxx Automotive as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products and Onkyo and Pioneer products in North America.

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

The Company classifies its operations in the following three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. The Automotive Electronics segment designs, manufactures, distributes, and markets rear-seat entertainment devices, automotive security, remote start systems, mobile multimedia devices, car-link smartphone telematics applications, driver distraction products, collision avoidance systems, location-based services, turn signal switches, automotive lighting products, obstacle sensing systems, cruise control systems, camera systems, USB ports, heated seats, and satellite radio products. The Consumer Electronics segment designs, manufactures, distributes and markets home theater systems, high-end loudspeakers, outdoor speakers, business music systems, cinema speakers, flat panel speakers, wireless and Bluetooth speakers, soundbars, wired and wireless headphones and earbuds, DLNA (Digital Living Network Alliance) compatible devices, remote controls, karaoke products, personal sound amplifiers, infant and nursery products, as well as A/V connectivity, portable/home charging, reception and digital consumer products. The Biometrics segment designs, markets and distributes iris identification and biometric security related products. See Note 13 to the Company's Consolidated Financial Statements for segment and geographic area information.

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

The Company is monitoring the impacts COVID-19 has had, and continues to have, on its global supply chain, including disruptions of product deliveries. The Company sources the majority of its merchandise outside the U.S. through arrangements with vendors primarily located in several Pacific Rim countries. The Company has been collaborating with its vendors to mitigate significant delays in delivery of product, as certain factories have been required to close for periods of time during the pandemic, and certain other factories are operating at a limited capacity.

The Company entered this period of uncertainty with a healthy liquidity position and took immediate, aggressive, and prudent actions, including reevaluating all expenditures, to enhance the Company’s ability to meet the Company’s short-term liquidity needs in order to best position its business for its key stakeholders, including the Company’s employees, customers, and shareholders. As a precautionary measure, in April 2020, the Company borrowed $20,000 from its revolving credit facility to improve its cash position and resumed factoring accounts receivable balances under all of its supply chain financing arrangements, which it had previously scaled back. The Company repaid the $20,000 precautionary borrowing in November 2020. The Company continues to partner with its vendors, landlords, and lenders to preserve liquidity and mitigate risk during this unprecedented COVID-19 outbreak and has worked with its service providers to further reduce costs by negotiating lower rates. In addition, the Company has been actively monitoring and assessing the rapidly changing government policy and economic stimulus responses to COVID-19.

The Company has seen reductions in sales of certain products as a result of COVID-19. These reductions in revenue were not offset by proportional decreases in expense, as the Company continues to incur overhead costs including depreciation expense, and certain other costs such as compensation and administrative expenses, resulting in a negative effect on the relationship between the Company’s costs and revenues.

In addition, the Company could still experience other material impacts as a result of COVID-19, including, but not limited to, charges from potential adjustments of the carrying value of inventory, additional asset impairment charges, and deferred tax valuation allowances.

Though the current circumstances are dynamic and the impacts of COVD-19 on the Company’s business operations, including the duration and impact on overall customer demand, cannot be reasonably estimated at this time, the Company anticipates COVID-19 may continue to have an impact on its business, results of operations, financial condition, and cash flows in Fiscal 2022.

For further information about COVID-19, refer to  “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K.

Acquisitions and Dispositions

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and potential target companies or potential buyers may defer or end discussions for a potential acquisition or disposition with us depending on whether or not COVID-19 affects their business operations. The extent to which COVID-19 impacts our search for a business combination or a potential buyer for a business disposition will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We may be unable to complete a business combination or a disposition if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors, or if a target company’s personnel, vendors, and service providers are unavailable to negotiate and consummate a transaction in a timely manner.

Our most recent acquisition and disposition transactions are discussed below:

On July 1, 2020, Voxx acquired certain assets and assumed certain liabilities, comprising the aftermarket vehicle remote start and security systems and connected car solutions (telematics) businesses of Directed LLC and Directed Electronics Canada Inc. (collectively, with Directed LLC, “Directed”) via an asset purchase agreement. The acquired assets included inventory, accounts receivable, certain fixed assets, IT systems, and intellectual property. The cash purchase price was $11,000. The purpose of this acquisition was to expand the Company’s market share within the automotive electronics industry. Details of the tangible and intangible assets acquired are outlined in Note 2 "Business Acquisitions" of the Notes to the Consolidated Financial Statements.

On January 31, 2020, Voxx acquired certain assets and assumed certain liabilities of Vehicle Safety Holding Corp. (“VSHC”), a leading developer, manufacturer, and distributer of automotive safety electronics, for a cash purchase price of $16,500. The purpose of this acquisition was to increase the Company’s market share in the automotive industry, including trucks and sports vehicles, as well as strengthen its business and customer reach and add new product lines. Details of the tangible and intangible assets acquired are outlined in Note 2 "Business Acquisitions" of the Notes to the Consolidated Financial Statements.

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

Strategy

Our objective is to grow our business both organically and through strategic acquisitions.  We anticipate we will drive the business organically by continued product development in new and emerging technologies that should increase gross margins and improve operating income. We are focused on expanding sales both domestically and internationally and broadening our customer and partner base as we bring new products to our target markets.  In addition, we plan to continue to acquire synergistic companies that would allow us to leverage our overhead, penetrate new markets, and expand existing product categories. Notwithstanding the above, if the appropriate opportunity arises, the Company will explore the potential divestiture of a product line or business.

Subject to our ongoing evaluation of the COVID-19 pandemic and its impact on our business (as further described elsewhere in this report), the key elements of our strategy are as follows:

Continue to build and capitalize on the VOXX family of brands.  We believe the "VOXX" portfolio of brands is one of our greatest strengths and offers us significant opportunity for increased market penetration.  Today, VOXX International has over 30 global brands in its portfolio, which provides the Company with the ability to bring to market products under brands that consumers know to be quality.  In addition, with such a wide brand portfolio, we can manage channels and sell into multiple outlets as well as leverage relationships with distributors, retailers, aftermarket car dealers and expeditors, and global OEMs.  Finally, we are open to opportunities to license some of our brands as an additional use of the brands and as a growth strategy.

Continue to maintain diversified, blue chip customer base. Voxx distributes products through a wide range of specialty and mass merchandise channels and has arrangements as a tier-1 and tier-2 auto OEM supplier. OEM products account for 8% of total net sales.

Capitalize on niche product and distribution opportunities in our target markets.  Throughout our history, we have used our extensive distribution and supply networks to capitalize on niche product and distribution opportunities in the automotive electronics, consumer electronics, and biometrics categories. We will continue that focus as we remain committed to innovation, developing products internally and through our outsourced technology and manufacturing partners to provide our customers with products that are in demand by consumers.

Combine new, internal manufacturing capabilities with our proven outsourced manufacturing with industry partners.  VOXX International employs an outsourced manufacturing strategy that enables the Company to deliver the latest technological advances without the fixed costs associated with manufacturing, and also has manufacturing capabilities to produce select product lines, such as rear-seat entertainment systems, security related products, and high-end speakers. This blend of internal and outsourced manufacturing enables the Company to drive innovation, control product quality and speed time-to-market.

Use innovative technology generation capabilities to enable us to build a robust pipeline of new products. Voxx has invested significantly in R&D. The Company uses a mix of internal and external R&D, internal and external manufacturing, and has a number of valuable trademarks, copyrights, patents, domain names and other intellectual property. Through Voxx's focus on R&D, the Company has built a pipeline of new products across all three of its segments.

Leverage our domestic and international distribution network.  VOXX International Corporation has a highly expansive distribution network. This network, which includes OEM's, car dealers, automotive manufacturers, various types of retailers and chain stores, mass merchandisers, distributors, e-commerce platforms, system integrators, communication network providers, smart grid manufacturers, banks, cinema operators, healthcare equipment manufacturers, and the U.S. military, should allow us to increase our market penetration.  We intend to capitalize on new and existing distribution outlets to further grow our business across our three operating segments, both domestically and abroad.

Grow our international presence.  We have an international presence through our local subsidiaries in Europe, as well as operations in Canada and China.  We also continue to export from our domestic operations in the United States. Our strategy remains to diversify our geographic exposure, while expanding our product offerings and distribution touch points across the world.

Pursue strategic and complementary acquisitions.  We continue to monitor economic and industry conditions in order to evaluate potential strategic and synergistic business acquisitions that are expected to allow us to leverage overhead, penetrate new markets and expand our existing business distribution.  Over the past several years, the Company has employed an M&A strategy to build its brand portfolio and enhance its product offerings in higher margin product categories, while at the same time exiting lower margin and commoditized product lines, resulting in improved bottom-line performance. The Company is focused on continuing to grow organically, but may pursue opportunistic acquisitions to augment our Automotive Electronic (primarily with OEM accounts), Consumer Electronic, and Biometric segments.

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

Rapidly integrate acquired businesses. One of the more compelling factors as to why acquired businesses choose VOXX International Corporation is that we are perceived as both a financial and strategic partner. We are operators, and companies view their association with us as a positive for the future of their businesses in that we can provide resources and support that others in our sector, or in the Private Equity community, cannot. Our strategy upon acquisition, and in the years that follow, is to leverage our corporate strengths and integrate acquisitions into our operations. We provide accounting, MIS, warehouse, and logistics support, as well as a host of value-added services that enable acquired companies to lower their cost basis and improve profitability. In recent years, we have consolidated facilities in our German operations and in Indiana, where we brought our RCA® and Klipsch operating groups together. We have also fully integrated our Rosen, VSM, and DEI acquisitions into our Florida operations.

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

Products

The Company currently reports sales data for the following three operating segments:

Automotive Electronic products include:

▪	mobile multi-media infotainment products, including overhead, seat-back, and headrest systems,
▪	automotive security, vehicle access, and remote start systems,
▪	satellite radios, including plug and play models and direct connect models,
▪	smart phone telematics applications,
▪	mobile interface modules,
▪	automotive power accessories,
▪	rear observation and collision avoidance systems,
▪	driver distraction products,
▪	power lift gates,
▪	turn signal switches,

▪	automotive lighting products,
▪	automotive sensing and camera systems,
▪	USB ports,
▪	cruise control systems, and
▪	heated seats.

Consumer Electronic products include:

▪	premium loudspeakers,
▪	architectural speakers,
▪	commercial speakers,
▪	outdoor speakers,
▪	wireless and Bluetooth speakers,
▪	home theater systems,
▪	business music systems,
▪	streaming music systems,
▪	on-ear and in-ear headphones,
▪	wired and wireless headphones and ear buds,
▪	Bluetooth headphones and ear buds,
▪	soundbars,
▪	DLNA (Digital Living Network Alliance) compatible devices,
▪	High-Definition Television ("HDTV") antennas,
▪	Wireless Fidelity ("WiFi") antennas,
▪	High-Definition Multimedia Interface ("HDMI") accessories,
▪	karaoke products,
▪	infant/nursery products,
▪	home electronic accessories such as cabling, power cords, and other connectivity products,
▪	performance enhancing electronics,
▪	TV universal remotes,
▪	flat panel TV mounting systems,
▪	power supply systems and charging products,
▪	electronic equipment cleaning products,
▪	personal sound amplifiers,
▪	set-top boxes, and
▪	home and portable stereos.

Biometric products include:

▪	iris identification products, and
▪	biometric security related products.

We believe our segments have expanding market opportunities with certain levels of volatility related to domestic and international markets, new car sales, increased competition by manufacturers, private labels, technological advancements, discretionary consumer spending and general economic conditions.  Further, all of our products are subject to price fluctuations, which could affect the carrying value of inventories and gross margins in the future.

Within the industry our Biometrics segment operates in, technology is developing rapidly. During Fiscal 2021, the COVID-19 pandemic has begun to cause a greater interest for safe and touchless biometric systems. Widely used face readers are now being rendered ineffective by the use of facemasks and other protective facial gear, and fingerprint and palm reader secure access devices are now seen as infectious public surfaces. Iris biometric algorithms read the unique texture in the colored part of the eye, creating a unique identification for access, similar to that of a fingerprint or the geometric pattern of a face. This iris-based key, however, has the benefit of not only being touchless, but is also not hindered by the obstacles encountered by face recognition devices, such as facemasks or other devices that hide facial features. Iris biometrics can operate successfully without touching or mask removal, even through protective gear such as hazmat suits, if a person’s eyes are visible.

Net sales, by segment, gross profit and total assets are as follows (Refer to Item 7 and Note 13 to the Notes to the Consolidated Financial Statements for additional information):

	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Automotive Electronics	$163,903	$114,154	$161,647
Consumer Electronics	398,263	279,675	283,144
Biometrics	836	461	1,098
Corporate/Eliminations	603	599	927
Total net sales	$563,605	$394,889	$446,816

Gross profit	$158,547	$109,776	$121,417
Gross margin percentage	28.1%	27.8%	27.2%

Total assets	$550,818	$441,571	$508,811

Patents, Trademarks/Tradenames, Licensing and Royalties

The Company regards its trademarks, copyrights, patents, domain names, and similar intellectual property as important to its operations. It relies on trademark, copyright and patent law, domain name regulations, and confidentiality or license agreements to protect its proprietary rights. The Company has registered, or applied for the registration of, a number of patents, trademarks, domain names and copyrights with U.S. and foreign governmental authorities. Additionally, the Company has filed U.S. and international patent applications covering certain of its proprietary technology. The Company renews its registrations, which vary in duration, as it deems appropriate from time to time.

The Company has licensed in the past, and expects that it may license in the future, certain of its proprietary rights to third parties. Some of the Company's products are designed to include intellectual property licensed, or otherwise obtained from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of the Company's products, the Company believes, based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms; however, there is no guarantee such licenses could be obtained at all. We intend to operate in a way that does not result in willful infringement of the patents, trade secrets and other intellectual property rights of other parties. Nevertheless, there can be no assurance that a claim of infringement will not be asserted against us or that any such assertion will not result in a judgment or order requiring us to obtain a license in order to make, use, or sell our products.

License and royalty programs offered to our manufacturers, customers and other electronic suppliers are structured using a fixed amount per unit or a percentage of net sales, depending on the terms of the agreement. Current license and royalty agreements have duration periods which range from 1 to 12 years or continue in perpetuity. Certain agreements may be renewed at termination of the agreement. The Company's license and royalty income is recorded upon sale and amounted to $1,285, $1,224 and $1,382 for the years ended February 28, 2021, February 29, 2020 and February 28, 2019, respectively.

Distribution and Marketing

We sell our products to:

•	automotive and vehicle manufacturers,
•	OEM Tier 1, Tier 2, and secondary OEM manufacturers,
•	mass merchants,
•	regional chain stores,
•	distributors,
•	e-commerce platforms,
•	premium department stores,
•	lifestyle retailers,
•	specialty and internet retailers,
•	retail solutions manufacturers,
•	power retailers,
•	independent 12-volt retailers,
•	new car dealers,

•	healthcare equipment manufacturers,
•	system integrators,
•	communication network providers,
•	smart grid manufacturers,
•	banks,
•	the U.S. military,
•	cinema operators,
•	sporting goods equipment retailers, and
•	cell phone carriers.

Our business is diversified within our segments across end-markets, customers, and products. We sell our automotive electronic products to both OEM and aftermarket customers. We sell our products under OEM arrangements with domestic and/or international subsidiaries of automobile manufacturers such as Ford, Fiat Chrysler, General Motors, Toyota, Kia, Mazda, Subaru, Nissan, Mack Truck, Polaris, Bendix Commercial, Daimler Trucks North America, Textron Finance Shared Service, Wesco Distribution, ZF North America Autocar, Dieter’s Metal Fabricating, Grote Industries, International Truck (PDC), P.A.I. Products and Ryco Motorsport. These arrangements require a close partnership with the customer as we develop products to meet specific requirements.  OEM products accounted for approximately 8% of net sales for the year ended February 28, 2021, 13% for the year ended February 29, 2020, and 20% for the year ended February 28, 2019. Our consumer electronic and biometric products are sold through both retail and commercial channels.

Our five largest customers represented 30% of net sales for the year ended February 28, 2021, 24% for the year ended February 29, 2020, and 25% for the year ended February 28, 2019. One customer in the Company’s Consumer Electronics segment accounted for 12% of the Company’s total consolidated net sales during the year ended February 28, 2021. No one customer accounted for more than 10% of the Company's net sales for the years ended February 29, 2020 or February 28, 2019. Geographically, approximately 85% of our revenues were derived from our domestic operations within the United States, while approximately 15% was derived from our operations in Europe, and less than 1% was derived from other regions.

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
•

responding to those trends through product design and feature integration, which includes software design, electrical engineering, industrial design, and pre-production testing. In the case of OEM customers, the product development cycle may also include product validation to customer quality standards, and

•	evaluating and testing new products in our own facilities to ensure compliance with our design specifications and standards.

Utilizing our company-owned and third-party facilities in North America, Europe, and Asia, we work closely with our suppliers throughout the product design, testing and development process in an effort to meet the expectations of consumer demand for technologically advanced and high-quality products. Our Auburn Hills, Michigan and Orlando, Florida facilities are both IATF 16949:2016 certified, and our Orlando, Florida facility is ISO 14001:2015 and ISO 9001:2008 certified, all of which require the monitoring of quality standards in all facets of business.  The Orlando, Florida facility is also Ford Q1 certified, which is a certification awarded to Ford suppliers who demonstrate excellence beyond the ISO certifications in certain critical areas.

We provide product warranties for all our product lines, which primarily range from 30 days to three years. The Company also provides limited lifetime warranties for certain products, which limit the end-user's remedy to the repair or replacement of the defective product during its lifetime, as well as warranties for certain vehicle security products for the life of the vehicle for the original owner. To support our warranties, we have independent warranty centers in the United States and Europe.  Our customer service group, along with our Company websites, provide product information, answer questions, and serve as a technical hotline for installation help for end-users and customers.

Suppliers

We work directly with our suppliers on industrial design, feature sets, product development, and testing in order to ensure that our products and component parts meet our design specifications.

We purchase our products and component parts from manufacturers principally located in several Pacific Rim countries, including China, Hong Kong, Indonesia, Malaysia, Thailand, Vietnam, South Korea, Taiwan, and Singapore, as well as the United States, Canada, Mexico, and Europe. In selecting our manufacturers, we consider quality, price, service, reputation, financial stability, as well as labor practices, disruptions, or shortages. In order to provide coordination and supervision of supplier performance, such as price negotiations, delivery, and quality control, we maintain buying and inspection offices in China and Hong Kong.  We consider relations with our suppliers to be good and alternative sources of supply are generally available within 180 days.  We have few long-term contracts with our suppliers, and we generally purchase our products under short-term purchase orders.  Although we believe that alternative sources of supply are currently available, an unplanned shift to a new supplier could result in product delays and increased cost, which may have a material impact on our operations.

Competition

The electronics industry is highly competitive across all product categories, and we compete with a number of well-established companies that manufacture and sell similar products. Brand name, design, advancement of technology and features as well as price are the major competitive factors within the electronics industry.  Our Automotive Electronic products compete against factory-supplied products, including those provided by, among others, General Motors, Ford, and Fiat Chrysler and large Tier 1's, such as Denso, Panasonic, LG, Continental, Lear, and Bosch. Our Consumer Electronic products compete against major companies such as Polk, Definitive, Bose, Sonos, Sonance, Bowers and Wilkins, Sony, Phillips, Emerson Radio, GE, Belkin, and Private Label Brands. Competitors for our Biometrics products include companies such as IRIS ID, 3M, Suprema, Iritech, Inc., IrisGuard, Crossmatch, NEC, Gemalto, Vision-Box, IDEMIA, BioID, GoVerifyID, BioConnect, and Princeton Identity.

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

Human Capital

VOXX International Corporation believes the Company’s greatest asset is its employees. The Company’s emphasis on the health and safety of its employees is an important factor in maintaining its experienced workforce and attracting new talent. As of February 28, 2021, the Company employed 921 people, of which 629 were U.S. based and 292 were internationally based. 41 of our U.S. based employees were covered under collective bargaining agreements.  We consider our relations with employees to be good as of February 28, 2021.

The Company’s U.S. based full-time employees are all eligible to participate in the Company’s health and welfare plans, including health, vision, dental, life, short-term disability insurance plans, long-term disability insurance plans, flexible spending plans and/or health saving plans, pet insurance, critical care plans and identity theft protection plans. Many of these plans are fully paid for by the Company, while others are cost shared between the Company and the employees or are employee-paid at a discounted rate. To encourage our employees to save for the future and their retirement, the Company offers employees a 401(k) retirement plan which has options for traditional pre-tax deferrals, as well as Roth options. The 401(k) plan also includes a discretional Company match which encourages employees to participate and enhances the Company’s commitment to its employees and their families. Internationally based employees also receive health, welfare, and retirement plans that are statutory-based, and in some instances, employees may choose to participate in plans that supplement the statutory benefits and are funded by the employee. To further encourage employees to prioritize their health, the Company sponsors events and benefits such as on-site flu vaccinations, health fairs, mobile preventative screenings, on-site fitness centers at certain Company locations, gym membership reimbursements, weight loss programs, and periodic health and fitness competitions, which are often aligned with fundraising campaigns. The Company encourages all employees to give back to their communities and make a social impact through activities such as hosting on-site blood donation drives, donation drives for causes including cancer and autism, local holiday toy and giving drives, as well as food drives. The Company also participates in matching gift programs for certain charities. Additionally, we provide service awards to employees, which show appreciation and recognition to longstanding employees for certain service milestones.

Early in the COVID-19 pandemic, certain of the Company’s customers delayed or cancelled orders due to both uncertainty in the economy and health concerns. During this time, the Company attempted to keep as many of its employees working as possible by shifting work responsibilities when possible; however, due to the impacts of the pandemic, approximately 20% of our employees worldwide were furloughed in April 2020. The Company also worked closely to accommodate employees’ requests to use the Families First Coronavirus Relief Act and the Family Medical Leave Act. As of February 28, 2021, less than 1% of our employees worldwide remain on furlough.

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes providing our office, support, and non-production staff the ability to work remotely from their homes. For our production staff, or for office and support staff who were unable to work remotely, we implemented several safety measures, including daily temperature checks, mandatory health questionnaire completion, social distancing, plexi-glass partitions between workstations, staggered lunch and break times, hand sanitizing stations throughout all buildings, mask/face coverings, and replaced air filters in all buildings to be complaint with COVID-19 standards.

Item 1A-Risk Factors

We have identified certain risk factors that apply to us. Each of the following risk factors should be carefully considered, as well as all of the other information included or incorporated by reference in this Form 10-K. If any of these risks, or other risks not presently known to us or that we currently believe not to be significant, develop into actual events, then our business, financial condition, liquidity, or results of operations could be adversely affected. If that happens, the market price of our common stock would likely decline, and you may lose all or part of your investment. Many of the foregoing risks and uncertainties are, and will continue to be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result.

Economic, Strategic and Market Risks

Major public health issues, and specifically, the pandemic caused by the spread of COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.

The global spread of COVID-19 has created significant macroeconomic uncertainty, volatility, and disruption. In response, many governments have implemented policies intended to stop or slow the further spread of the disease and its variants, such as lockdowns, shelter-in-place, or restricted movement guidelines, and these measures may remain in place for an extended period of time. These policies have resulted in lower consumer and commercial activity across many markets in many geographic areas. Further, a global economic downturn, including increased unemployment, that may result from lower consumer and commercial activity may continue to decrease demand for our products.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings and events), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners.  There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

The extent to which the COVID-19 outbreak impacts our business, financial condition, results of operation or cash flows will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the ultimate duration and scope of the pandemic; the severity of the virus, including the emergence of new variants, some of which may be more transmissible than the initial strain, the impact of the COVID-19 vaccines, including the speed at which they are disseminated and their effectiveness against the virus and the evolving strains; the actions taken by governments to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.  Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession, economic downturn, or increased unemployment that has occurred or may occur in the future. One or more of our customers, distribution partners, service providers or suppliers may also experience financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in their business due to the COVID-19 outbreak, and as a result, our operating revenues may be impacted. The Company could also experience other material impacts, including, but not limited to, charges from potential adjustments to the carrying value of inventory, asset impairment charges, and deferred tax valuation charges.

There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19 and a global pandemic, and, as a result, the ultimate impact of this outbreak, or a similar health epidemic, is highly uncertain and subject to change.  We do not yet know the full extent of the impacts on our business, our operations, or the global economy as a whole.  However, the effects may have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

A portion of our OEM sales are to automobile manufacturers. In the past, some domestic OEM manufacturers have reorganized their operations as a result of general economic conditions. Recently, as a result of the COVID-19 pandemic, many car manufacturers were required to temporarily shut-down their manufacturing facilities or operate at a reduced capacity, and supply chain issues in sourcing computer chips necessary for manufacturing new vehicles and certain automotive products has resulted in a global chip shortage, which could further delay or stall new vehicle production. There is no guarantee that additional automobile manufacturers will not face reorganizations again in the future. If additional reorganizations do take place and are not successful, it could have a material adverse effect on our OEM business.

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

Since we do not manufacture all of our products and do not conduct all of our own research and development, we cannot assure that we will be able to source technologically advanced products in order to remain competitive. Furthermore, the introduction or expected introduction of new products or technologies may depress sales of existing products and technologies. This may result in declining prices and inventory obsolescence. Since we maintain a substantial investment in product inventory, declining prices and inventory obsolescence could have a material adverse effect on our business and financial results.

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

We purchase a significant amount of our products from suppliers in Pacific Rim countries and we are subject to the economic risks associated with inherent changes in the social, political, regulatory, and economic conditions not only in these countries, but also in other countries we do business in, including our own.

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

Our business, and that of our suppliers in these countries and elsewhere, are subject to the impact of natural catastrophic events such as earthquakes, floods or power outages, political crises such as terrorism or war, and public health crises, such as disease outbreaks, epidemics, or pandemics in the U.S. and global economies. Currently, the rapid spread of COVID-19 globally has resulted in increased travel restrictions and disruption and shutdown of businesses. Our business relies on raw materials, components, and finished goods provided by our suppliers. If additional quarantining measures cause delays along our supply chain, we will likely experience a  slow-down in our business as a result.

The United States, Mexico, and Canada entered into a signed trade agreement called The United States - Mexico - Canada Agreement (“USMCA”) that became effective on July 1, 2020. The USMCA governs trade in North America and replaced the North American Free Trade Agreement ("NAFTA"). Compared to the previous NAFTA trade agreement, USMCA will increase environmental and labor regulations and will create incentives for more U.S. production of cars and trucks and impose a quota for Canadian and Mexico automotive production. Although we have determined that there have been no current immediate effects on our operations with respect to USMCA, we cannot predict future developments in the political climate involving the United States, Mexico, and Canada and thus these may have an adverse and material impact on our operations and financial growth.

The United States Government under former President Donald J. Trump imposed new tariffs on certain foreign goods imported from China and certain other countries, and increasingly levied sanctions and export controls on China and certain other countries. Such actions have, in many cases, led to retaliatory trade measures by China and other foreign governments. Such policies could make it more difficult or costly for us to do business in or import our products from those countries. In turn, we may need to raise prices or make changes to our operations, which could negatively impact our revenue or operating results. The new administration in Washington D.C. may likely take a different view on tariffs with China and other nations than the preceding administration, but the impact of any changes cannot be accurately predicted at this time.

A commercial market for biometrics technology is still developing. There can be no assurance our iris-based identity authentication technology will be successful or achieve market acceptance.

A component of our strategy to grow revenue includes expansion of our iris-based identity authentication solutions into commercial markets. To date, biometrics technology has received only limited acceptance in such markets. Although the recent appearance of biometric readers on popular consumer products, such as smartphones, has increased interest in biometrics as a means of authenticating and/or identifying individuals, commercial markets for biometrics technology are still developing and evolving. Biometrics-based solutions compete with more traditional security methods including keys, cards, personal identification numbers and security personnel. Acceptance of biometrics as an alternative to such traditional methods depends upon a number of factors, including:

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

A significant number of established companies have developed or are developing and marketing software and hardware for biometrics products and applications, including facial recognition, fingerprint biometrics, and other iris authentication competitors that currently compete with, or will compete directly with, our iris-based identity authentication solutions. We believe that additional competitors will enter the biometrics market and become significant long-term competitors, and that as a result, competition will increase. Companies competing with us may introduce solutions that are competitively priced, have increased performance or functionality or incorporate technological advances we have not yet developed or implemented.

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

We cannot assure you that we will maintain or increase our current level of revenues or profits from the Automotive Electronic and Consumer Electronic businesses, or that we will increase revenues and improve profitability in the Biometric business in future periods.

We depend on a small number of key customers for a large percentage of our sales.

The electronics industry is characterized by a number of key customers. Specifically, 30% of our sales were to five customers in Fiscal 2021, 24% in Fiscal 2020, and 25% in Fiscal 2019. The loss of one or more of these customers could have a material adverse impact on our business.

The international marketing and distribution of our products subjects us to risks associated with international operations, including exposure to foreign currency fluctuations.

As part of our business strategy, we intend to continue to increase our sales, including our international sales, although we cannot assure you that we will be able to do so. Approximately 15% of our net sales currently originate in markets outside the U.S. While geographic diversity helps to reduce the Company's exposure to risk in any one country or part of the world, it also means that we are subject to the full range of risks associated with international operations, including, but not limited to:

•

changes in exchange rates for foreign countries, which may reduce the U.S. dollar value of revenues, profits, and cash flows we receive from non-U.S. markets or increase our supply costs, as measured in U.S. dollars, in those markets;

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

We have a subsidiary in Venezuela, whose operations have been suspended due to the economic and political climate in that country. We hold fixed assets at this subsidiary and have incurred impairments related to our long-lived assets in Venezuela in the past, as well as charges totaling $3,473 during Fiscal 2019. The net book value of these assets was $0 as of February 28, 2021 and February 29, 2020. The Company intends to continue to hold these assets with the hope of recovering value from them in the future; however, if conditions continue to deteriorate, we may be at risk of government confiscation of these assets.

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

Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging market jurisdictions, high levels of non-performing loans on the balance sheets of European banks, the effect of the United Kingdom exiting the European Union in 2020, the potential effect of any other European country leaving the Eurozone, market volatility and loss of investor confidence driven by political events, and the global outbreak of COVID-19. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt, and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition, and results of operations could be significantly and adversely affected.

The Chinese capital markets have also experienced periods of instability over the past several years. The current political climate has also intensified concerns about the potential effects of the trade war between the U.S. and China in connection with each country’s recent or proposed tariffs on the other country’s products and it is unclear at this time how the U.S. Government administration under President Joseph Biden will approach these matters. These market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition, or results of operations.

Changes in the retail industry could have a material adverse effect on our business or financial condition.

In recent years, the retail industry has experienced consolidation, store closures, bankruptcies, and other ownership changes. In the future, retailers in the United States and in foreign markets may further consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products. Changing shopping patterns, including the rapid expansion of online retail shopping, have adversely affected customer traffic in mall and outlet centers. We expect competition in the e-commerce market will continue to intensify. As a greater portion of consumer expenditures with retailers occurs online and through mobile commerce applications, our brick-and-mortar wholesale customers who fail to successfully integrate their physical retail stores and digital retail may experience financial difficulties, including store closures, bankruptcies, or liquidations. We cannot control the success of individual malls, and an increase in store closures by other retailers may lead to store vacancies and reduced foot traffic. A continuation or worsening of these trends could have a material adverse effect on our sales, results of operations, financial condition, and cash flows.

We invest, from time to time, in marketable securities and other investments as part of our investing activities. These investments fluctuate in value based on economic, operational, competitive, political, and technological factors.  These investments could be subject to loss or impairment based on their performance.

The Company has incurred other-than-temporary impairments on its investments in the past, and continues to monitor investments in non-controlled corporations, as applicable, for potential future impairments. In addition, there is no guarantee that the fair values recorded for other investments will be sustained in the future. During the year ended February 28, 2019, the Company incurred impairment charges related to an investment held at cost, less impairment. The Company did not have any investments held at cost, less impairment at February 28, 2021 or February 29, 2020. See Note 1(f) for impairment charges recorded and related disclosure.

From time to time, we provide funding to certain entities in the form of loans. Based on the performance of these entities, these loans may become partially or entirely uncollectible.

The Company has, from time to time, provided funding to certain entities that it owns and controls, or does not own or control, in the form of collateralized loans. Should the borrowers default on the loans and should the collateral be insufficient to satisfy the total outstanding balance owed to Voxx, we may not be able to recover 100% of these loan balances. During the year ended February 28, 2019, certain notes receivable held by the Company became uncollectible, and the value of the collateral was insufficient, resulting in an impairment charge related to these notes. See Note 1(f) for impairment charges recorded and related disclosure. We had loans outstanding, including principal and interest of $72,525, from our majority owned subsidiary, EyeLock LLC, at February 28, 2021.

We must comply with restrictive covenants in our debt agreements.

Our existing debt agreements contain certain covenants that limit our ability to, among other things, borrow additional money, pay dividends, dispose of assets, and acquire new businesses. These covenants also require us to maintain a specified fixed charge coverage ratio. If the Company is unable to comply with these covenants, there would be a default under these debt agreements. Changes in economic or business conditions, results of operations, or other factors could cause the Company to default under its debt agreements. A default, if not waived by our lenders, could result in acceleration of our debt and possible bankruptcy, should we have debt outstanding.

We have recorded, and may record in the future, goodwill, and other intangible assets as a result of acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income.

We evaluate the recoverability of recorded goodwill and other intangible asset amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. We have experienced significant impairment charges in past years (see Note 1(k)). Additional future impairment may result from, among other things, deterioration in the performance of our business or product lines, adverse market conditions and changes in the competitive landscape, and a variety of other circumstances. The amount of any impairment is recorded as a charge to our statement of operations. We may never realize the full value of our goodwill and intangible assets, and any determination requiring the write-off of a significant portion of these assets may have an adverse effect on our financial condition and results of operations.

If our sales during the holiday season fall below our expectations, our annual results could also fall below expectations.

Seasonal consumer shopping patterns significantly affect our business. We generally make a substantial amount of our sales and net income during September, October, and November. We expect this trend to continue. December is also a key month for us, due largely to the increase in promotional activities by our customers during the holiday season. If the economy faltered in these periods, if our customers altered the timing or frequency of their promotional activities, or if the effectiveness of these promotional activities declined, particularly around the holiday season, it could have a material adverse effect on our annual financial results.

Legal and Regulatory Risks

There is no guarantee that patent/royalty rights will be renewed, or licensing agreements will be maintained.

Certain product development and revenues are dependent on the ownership and or use of various patents, licenses, and license agreements.  If the Company is not able to successfully renew or renegotiate these rights, we may suffer from a loss of product sales or royalty revenue associated with these rights or incur additional expense to pursue alternative arrangements.

We are subject to governmental regulations.

We always face the possibility of new governmental regulations which could have a substantial effect on our operations and profitability. The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as “conflict minerals,” originating from the Democratic Republic of Congo and adjoining countries. There are costs associated with complying with these disclosure requirements, including for due diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes, or sources of supply as a consequence of such verification activities. These rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering "conflict free" conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement.

A data privacy breach could damage our reputation and customer relationships, expose us to litigation risk and potential fines, and adversely affect our business.

We and our business partners maintain significant amounts of data electronically in locations around the world. This data relates to all aspects of our business, including current and future products and initiatives under development, and contains confidential, propriety, non-public, and personal customer, consumer, supplier, partner, and employee data, which we collect, process, transmit, and, where appropriate, retain as part of our normal operations. We maintain systems, protocols, and processes designed to protect this data. Despite the security measures we and our partners have in place, our facilities and systems, and those of our third-party service providers and partners, are vulnerable to security breaches, cyber-attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human error, or other similar events. Threat actors attempt to breach our security systems to gain access to our data and infrastructure through various techniques, including phishing, ransomware, and other targeted attacks. The risk of such attacks includes attempted breaches not only of our systems, but also those of our business partners, customers, clients, and suppliers. The techniques used to obtain unauthorized access are constantly changing, are becoming increasingly more sophisticated, and often are not recognized until after an exploitation of information has occurred. Therefore, we may be unable to anticipate these techniques or implement sufficient preventative measures, which may have a material adverse effect on our Company.

The Company has retained and, in the future, may retain third-party experts to assist with the containment of, and response to, security incidents and, in coordination with law enforcement, with the investigation of such incidents. The Company has incurred, and may continue to incur, costs to retain such third-party experts in connection with any such incidents. We may also find it necessary to make significant further investments to protect our information and our infrastructure. These investments, and the costs we incur in connection with security incidents, could be material.

As we publicly announced on September 28, 2020, we had previously identified, immediately investigated, and addressed a security incident that occurred on July 7, 2020, that resulted in data related to current and former employees (and their beneficiaries) and contractors stored on certain devices becoming encrypted by ransomware. The incident was promptly addressed and remediated. While we do not believe this or any cybersecurity incident has resulted in any material impact on our business, operations, or financial results, or on our ability to service our customers or run our business, future incidents resulting in unauthorized access to our facilities or information technology systems, networks or infrastructure (or those of our customers, vendors, or other business partners)  could result in, among other things, a total shutdown of our systems that would disrupt our ability to conduct business or pay vendors and employees.

Further, if we or third parties with which we do business were to fall victim to a successful security breach involving the misappropriation, loss, or unauthorized disclosure of confidential, proprietary, or personal information, whether belonging to us or our vendors, customers, or other third-party business partners, such a breach could result in significant legal and remediation expenses, violate applicable laws and regulations, severely damage our reputation and our customer relationships, harm sales, increase our cybersecurity and other insurance premiums, expose us to risks of litigation and liability, and result in a material adverse effect on our business, financial condition, and results of operations. In addition, cybersecurity incidents and data security breaches could lead to unfavorable publicity, governmental inquiry and oversight, litigation by affected parties, and possible financial obligations for damages related to the theft or misuse of such information, any of which could have a material adverse effect on our profitability and cash flow.

We may face regulatory data protection, data security, and privacy risks in connection with our operations under, or failure to comply with, applicable data privacy laws and regulations.

Strict data privacy laws regulating the collection, transmission, storage, disclosure and use of personal information are evolving in the United States, the European Union, the UK, Canada, and other jurisdictions in which we operate. Privacy laws, including the General Data Protection Regulations in the European Union and the UK and the California Consumer Privacy Act ("CCPA"), create new individual privacy rights and impose increased obligations on companies handling personal data. The CCPA, which became effective on January 1, 2020, grants individuals the right to access, request deletion of, and opt out of the sale of personal information and creates a private right of action for the unauthorized access and exfiltration, theft, or disclosure of certain types of personal information, including the right to seek statutory damages, among other things. In 2020, the Court of Justice for the European Union invalidated mechanisms for transferring personal information out of the European Union, leading to a wave of potential new barriers for data sharing between the European Union and other countries, including the United States. These changes in the legal and regulatory environments in the areas of customer and employee privacy, data security, and cross-border data flows could have a material adverse effect on our business, primarily through (i) the impairment of our transaction processing activities, (ii) the limitation on the types of information that we may collect, process and retain, (iii) the resulting costs of complying with such legal and regulatory requirements, and (iv) the potential monetary penalties for noncompliance. In addition, the federal privacy and security regulations issued under HIPAA require our facilities to comply with extensive requirements on the use and disclosure of protected health information, and implement and maintain administrative, physical, and technical safeguards to protect the security of such information.

A change in applicable privacy or security laws or regulations could require us to devote significant management and operational resources, and expend significant additional financial resources, to upgrade the security measures that we employ to comply with such change. Consequently, we may incur significant costs related to ensuring compliance with applicable laws regarding the protection of personal information. The potential costs of non-compliance with these laws and regulations may include significant penalties. In addition, new and existing regulations and policies may affect the use of our products and services and could have a material adverse impact on our results of operations.

Our products could infringe the intellectual property rights of others and we may be exposed to costly litigation.

The products we sell are continually changing as a result of improved technology.  Although we and our suppliers attempt to avoid infringing known proprietary rights of third parties in our products, we may be subject to legal proceedings and claims for alleged infringement by us, our suppliers, or our distributors, of a third party’s patents, trade secrets, trademarks, or copyrights.

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

Operational Risks

A portion of our workforce is represented by labor unions. Collective bargaining agreements can increase our expenses. Labor disruptions could adversely affect our operations.

As of February 28, 2021, 41 of our full-time employees were covered by collective bargaining agreements. We cannot predict whether labor unions may be successful in organizing other portions of our workforce or what additional costs we could incur as a result.

We depend on our suppliers to provide us with adequate quantities of high-quality competitive products and/or component parts on a timely basis.

We have few long-term contracts with our suppliers. Most of our products and component parts are imported from suppliers under short-term purchase orders. Accordingly, we can give no assurance that:

•	our supplier relationships will continue as presently in effect;
•	our suppliers will be able to obtain the components necessary to produce high-quality, technologically-advanced products for us;
•	we will be able to obtain adequate alternatives to our supply sources, should they be interrupted;
•	if obtained, alternatively sourced products of satisfactory quality would be delivered on a timely basis, competitively priced, comparably featured, or acceptable to our customers;
•	our suppliers have sufficient financial resources to fulfill their obligations;
•	our suppliers will be able to obtain raw materials and labor necessary for production;
•	shipments from our suppliers will not be affected by labor disputes within the shipping and transportation industries;
•	our suppliers would not be impacted by natural disasters directly or via their supply chains; and
•	as it relates to products we do not manufacture, our suppliers will not become our competitors.

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

We are increasingly dependent on the continuous and reliable operation of our information technology systems, and a disruption of these systems resulting from cybersecurity attacks or other events could adversely affect our business.

We increasingly depend on our information technology, or IT, infrastructure in order to achieve our business objectives. To meet these business objectives, the Company relies on our information technology systems and those of our third-party business partners to process and store sensitive data, including confidential research, business plans, financial information, intellectual property, and personal data. The secure operation of these systems and products, including the protection of the information they process, is critical to our business operations and strategy.  Our customers and business partners rely on the security of our infrastructure, including hardware and other elements provided by third parties, to ensure the reliability of our products and the protection of their data. The extensive cybersecurity threats which affect companies globally pose a risk to the security and availability of these IT systems and the confidentiality, integrity, and availability of confidential, proprietary, and personal data. To date, the Company has not experienced any material impact to its business or operations resulting from a data breach or cybersecurity attack. However, because of frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for the Company to be adversely impacted. If we experience a cyberattack that impairs our IT infrastructure, such as a computer virus, a problem with the functioning of an important IT application, or an intentional disruption of our IT systems by a third party, the resulting disruptions could impede our ability to record or process orders, manufacture, and ship in a timely manner, or otherwise carry on our business in the ordinary course. Any such events could cause us to lose customers or revenue and could require us to incur significant remediation expense. Furthermore, although the Company maintains insurance coverage for various cybersecurity and business continuity risks, there can be no guarantee that all costs or losses incurred will be fully insured.

Our computer systems are subject to penetration and our security and data protection measures may not prevent unauthorized access. Threats to our systems and our associated third parties’ systems can result from human error, fraud, or malice on the part of employees or third parties, as well as from accidental technological failure. Despite security measures, computer viruses, malware, and other “hacking” programs and devices may cause significant damage, delays or interruptions to our systems and operations or to certain of the products we sell, resulting in damage to our reputation and brand names. Although the Company has business continuity plans in place, if these plans do not provide effective alternative processes on a timely basis, the Company may suffer interruptions in its ability to manage or conduct its operations, which may adversely affect its business. The Company may need to expend additional resources in the future to continue to protect against, or to address problems caused by, any business interruptions or security breaches.  Any business interruptions or data security breaches (including cybersecurity breaches resulting in private data disclosure) could result in lawsuits or regulatory proceedings, damage our reputation, or adversely impact our results of operations, cash flows, and financial condition.

A failure to keep pace with developments in technology could impair our operations or competitive position.

Our business continues to demand the use of sophisticated systems and technology. If we are unable to timely update and replace our systems and technology with more advanced systems on a regular basis in order for us to meet our customers’ demands and expectations, or if we are unable to appropriately and timely train our employees to operate any of these new systems, our business could suffer. We also may not achieve the benefits that we anticipate from any new system or technology implemented by us, and a failure to do so could result in higher than anticipated costs or could impair our operating results.

We are continuously working to upgrade our information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to protect our customer, employee, and company data against cyber risks and security breaches. Despite these efforts, there is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against future data security breaches. Because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for the Company to be adversely impacted. Moreover, because the techniques used to gain access to or sabotage systems often are not recognized until launched against a target, we may be unable to anticipate the methods necessary to defend against these types of attacks, and we cannot predict the extent, frequency or impact these attacks may have on us. To the extent our business is interrupted, this impact could include reputational, competitive, operational, or other business harm as well as financial costs and regulatory action. Further, the theft or unauthorized use or publication of our trade secrets and other confidential business information as a result of such an incident could adversely affect our competitive position.

Remote working arrangements driven by the COVID-19 pandemic could significantly increase the Company’s digital and cybersecurity risks.

The COVID-19 pandemic has caused us to modify our business practices. In response to mandates and/or recommendations from federal, state, and local authorities, as well as our concern for the health and safety of our employees, we temporarily closed or reduced operations in many of our locations. With the continuing COVID-19-driven shift to remote working, and the use of virtual board and executive management meetings, cybersecurity risks are exponentially greater. Social distancing measures restricting the ability of our employees to work at our offices create an increased demand for information technology resources, and thus may increase the risk of phishing and other cybersecurity attacks as well as increase the risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our customers, employees, or business partners. Despite our cybersecurity measures, we may be more susceptible to security breaches and other security incidents because we have less capability to implement, monitor, and enforce our information security and data protection policies. Techniques or software used to gain unauthorized access, and/or disable, degrade, or harm our systems may be difficult to detect for prolonged periods of time, and we may be unable to anticipate these techniques or put in place protective or preventive measures. The damage or disruption of our systems, or the theft or compromise of our technology, data, or intellectual property, may negatively impact our business, financial condition and results of operations, reputation, stock price and long-term value. Any such event may also expose us to costly remediation, litigation, and regulatory investigations or actions by state and federal authorities as well as non-US authorities, interference with the Company's operations, and damage to the Company's reputation, which could adversely affect the Company's business.

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

Acquisitions and strategic investments may divert our resources and management’s attention; results may fall short of expectations.

We intend to continue pursuing selected acquisitions of, and investments in, businesses, technologies, and product lines as a component of our growth strategy.  Any future acquisition or investment may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, or the incurrence of debt and amortization expenses related to intangible assets.  Acquisitions involve numerous risks, including:

•	difficulties in the integration and assimilation of the operations, technologies, products, and personnel of an acquired business;
•	diversion of management’s attention from other business concerns;
•	increased expenses associated with the acquisition, and
•	potential loss of key employees or customers of any acquired business.

We cannot assure you that our acquisitions will be successful and will not adversely affect our business, results of operations, or financial condition.

We depend heavily on existing directors, management and key personnel and our ability to recruit and retain qualified personnel.

Our success depends on the continued efforts of our directors, executives, and senior vice presidents, many of whom have worked with VOXX International Corporation for several decades, as well as our other executive officers and key employees. We have employment contracts with most of our executive officers. The loss or interruption of the continued full-time service of certain of our executive officers and key employees could have a material adverse effect on our business. In addition, to support our continued growth, we must effectively recruit, develop, and retain additional qualified personnel both domestically and internationally. Our inability to attract and retain necessary qualified personnel could have a material adverse effect on our business.

We may be unable to collect amounts owed to us by our customers.

We typically grant our customers credit on a short-term basis. Related credit risks are inherent as we do not typically collateralize receivables due from customers. We provide estimates for uncollectible accounts based primarily on our judgment using historical losses, current economic conditions, and individual evaluations of each customer as evidence supporting the collectability of the receivables’ valuations stated on our financial statements. However, our receivables valuation estimates may not be accurate and receivables due from customers reflected in our financial statements may not be collectible. Our inability to perform under our contractual obligations, or our customers’ inability or unwillingness to fulfill their contractual commitments to us, may have a material adverse effect on our financial condition, results of operations and cash flows.

Risks Related to the Ownership of our Common Stock

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

Mr. Shalam beneficially owns approximately 52.8% of the combined voting power of both classes of common stock. This will allow him to elect the majority of our Board of Directors and, in general, determine the outcome of any other matter submitted to the stockholders for approval. Mr. Shalam's voting power may have the effect of delaying or preventing a change in control of the Company.

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

General Risks

A decline in general economic conditions could lead to reduced consumer demand for the discretionary products we sell.

Consumer spending patterns, especially discretionary spending for products such as mobile, consumer, and accessory electronics, are affected by, among other things, prevailing economic conditions, energy costs, raw material costs, wage rates, inflation, consumer confidence, and consumer perception of economic conditions. A general slowdown in the U.S. and certain international economies or an uncertain economic outlook could have a material adverse effect on our sales and operating results.

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

Other Risks

Other risks and uncertainties include:

•	additional changes in U.S. federal, state, and local law,
•	our ability to implement operating cost structures that align with revenue growth,
•	additional trade sanctions against or from foreign countries,
•	successful integration of business acquisitions and new brands in our distribution network,
•	compliance with the Sarbanes-Oxley Act, and
•	compliance with complex financial accounting and tax standards, both foreign and domestic.

Item 1B-Unresolved Staff Comments

As of the filing of this annual report on Form 10-K, there were no unresolved comments from the staff of the Securities and Exchange Commission.

Item 2-Properties

Our Corporate headquarters is located at 2351 J. Lawson Blvd. in Orlando, Florida, which is owned by the Company, and also serves as a manufacturing facility for its automotive electronic business. In addition, as of February 28, 2021, the Company leased a total of 19 operating facilities or offices located in 8 states as well as China, Canada, Mexico, France, Germany, and Hong Kong. The leases have been classified as operating leases.  Within the United States, the Company’s leased facilities are located in Georgia, New York, California, Ohio, North Carolina, Florida, Texas, and Arkansas. The Company also owns 8 of its operating facilities or offices (including its Corporate headquarters and automotive manufacturing facility in Florida), located in New York, Indiana, Michigan, and Arkansas in the United States, as well as in Germany and Venezuela. These facilities serve as offices, warehouses, manufacturing facilities and distribution centers. Additionally, we utilize public warehouse facilities located in Virginia, Nevada, Indiana, Florida, Mexico, China, the Netherlands, Germany, and Canada.

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

Item 4-Mine Safety Disclosure

Not applicable.

PART II

Item 5-Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

The Class A Common Stock of Voxx is traded on the Nasdaq Stock Market under the symbol "VOXX." The following table sets forth the low and high sale price of our Class A Common Stock, based on the last daily sale in each of the last eight fiscal quarters:

Year ended February 28, 2021	High	Low
First Quarter	$5.77	$1.83
Second Quarter	7.14	4.87
Third Quarter	13.87	5.71
Fourth Quarter	27.18	11.79

Year ended February 29, 2020	High	Low
First Quarter	$4.97	$3.55
Second Quarter	4.86	3.50
Third Quarter	5.16	4.17
Fourth Quarter	4.79	3.30

Dividends

We have not paid or declared any cash dividends on our common stock. We have retained all our earnings for use in developing our business. Future cash dividends, if any, will be paid at the discretion of our Board of Directors and will depend, among other things, upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, and such other factors as our Board of Directors may deem relevant giving consideration to any requirements or restrictions under the Company's credit agreements (see Note 7(a) to the Notes to the Consolidated Financial Statements).

Holders

There are 670 holders of record of our Class A Common Stock and 4 holders of Class B Convertible Common Stock.

Issuer Purchases of Equity Securities

In April 2019, the Company was authorized by the Board of Directors to increase the number of Class A Common Shares available for repurchase in connection with its share repurchase program (the “Program”) to 3,000,000. During the year ended February 29, 2020, the Company purchased 581,124 shares of its Class A Common Stock for an aggregate cost of $2,742. During the years ended February 28, 2021 and February 28, 2019, the Company did not purchase any shares. As of February 28, 2021, the cumulative total of acquired shares (net of reissuances of 11,635) pursuant to the Program was 2,749,218, with a cumulative value of $23,918. The remaining authorized share repurchase balance is 2,418,876 at February 28, 2021.

Performance Graph

The following table compares the annual percentage change in our cumulative total stockholder return on our Class A common stock during the period commencing on February 29, 2016 and ending on February 28, 2021 with the cumulative total return of the Nasdaq Stock Market (U.S.) Index and our SIC Code Index, during such period.

Item 6-Selected Consolidated Financial Data

The following selected consolidated financial data for the last five years should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. The Company's financial statements for Fiscal 2017 presented herein have been recast to reflect a certain business that was classified as discontinued operations during the second quarter of Fiscal 2018.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	February 28, 2021 (1)	February 29, 2020 (1),(4)	February 28, 2019 (1),(2)	February 28, 2018 (3)	February 28, 2017
Consolidated Statement of Operations Data

Net sales	$563,605	$394,889	$446,816	$507,092	$514,530
Operating income (loss)	22,479	(50,303)	(42,013)	(19,099)	(8,168)
Net income (loss) from continuing operations	23,366	(41,822)	(52,832)	(6,659)	(9,268)
Net income from discontinued operations, net of taxes	—	—	—	34,618	6,066
Net income (loss) attributable to VOXX International Corporation	26,767	(26,443)	(46,091)	35,304	4,422

Earnings (loss) per share - basic:
Continuing operations	$1.11	$(1.08)	$(1.89)	$0.03	$(0.07)
Discontinued operations	$—	$—	$—	$1.43	$0.25
Attributable to VOXX International Corporation	$1.11	$(1.08)	$(1.89)	$1.45	$0.18

Earnings (loss) per share - diluted:
Continuing operations	$1.09	$(1.08)	$(1.89)	$0.03	$(0.07)
Discontinued operations	$—	$—	$—	$1.41	$0.25
Attributable to VOXX International Corporation	$1.09	$(1.08)	$(1.89)	$1.44	$0.18

	As of	As of	As of	As of	As of
	February 28,	February 29,	February 28,	February 28,	February 28,
	2021 (1)	2020 (1),(5)	2019 (1),(2)	2018 (3)	2017
Consolidated Balance Sheet Data

Cash and cash equivalents	$59,404	$37,425	$58,236	$51,740	$956
Total assets	550,818	441,571	508,811	575,644	668,486
Working capital	172,543	146,798	151,169	170,472	143,281
Long-term obligations (6)	24,693	19,839	18,494	30,139	147,104
Total stockholders' equity	376,069	348,229	395,101	450,118	391,315

(1)	Fiscal 2021, Fiscal 2020, and Fiscal 2019 amounts reflect intangible asset impairment charges (see Note 1(k) of the Notes to the Consolidated Financial Statements).
(2)	Fiscal 2019 amounts include Venezuela currency devaluation and impairment charges related to Venezuela investment properties (see Note 1(p) of the Notes to the Consolidated Financial Statements).
(3)	Fiscal 2018 reflects the effect of the sale of Hirschmann on the decrease in total assets. The gain recognized on the sale of Hirschmann is included in Discontinued Operations.
(4)	Fiscal 2020 includes the gain on the sale of real property in Pulheim, Germany (see Note 11).
(5)

Fiscal 2020 reflects the prospective adoption of ASC 842, “Leases,” in which the Company has recognized current and non-current right of use assets and lease liabilities for operating leases, in addition to finance leases already recorded.

(6)	Long-term obligations include long-term debt, finance and operating lease obligations, deferred compensation, deferred and other tax liabilities, as well as other long-term liabilities.

Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

This section should be read in conjunction with the "Cautionary Statements" and "Risk Factors" in Item 1A of Part I, and Item 8 of Part II, "Consolidated Financial Statements and Supplementary Data."

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of the business, including our strategy to give the reader a summary of the goals of our business and the direction in which our business is moving.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the year ended February 28, 2021 compared to the years ended February 29, 2020 and February 28, 2019. Next, we present EBITDA, Adjusted EBITDA, and Diluted Adjusted EBITDA per common share for the year ended February 28, 2021 compared to the years ended February 29, 2020 and February 28, 2019 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheet and cash flows and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

Business Overview and Strategy

VOXX International Corporation is a leading international distributor, manufacturer and value-added service provider in the automotive electronics, consumer electronics and biometrics industries.  We conduct our business through nineteen wholly-owned subsidiaries and one majority owned subsidiary. Voxx has a broad portfolio of brand names used to market our products as well as private labels through a large domestic and international distribution network. We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements.

In recent years, we have focused our attention on acquiring synergistic businesses with the addition of several new subsidiaries.  These subsidiaries have helped us to expand our core business and broaden our presence in the accessory and OEM markets. Our acquisitions of Klipsch and Invision provided the opportunity to enter the manufacturing arena, and our acquisition of a controlling interest in EyeLock Inc. and EyeLock Corporation allowed us to enter the growing and innovative biometrics market. The Company has also made strategic asset purchases in order to strengthen its product offerings and increase market share, such as the acquisition of certain assets and assumption of certain liabilities of Rosen Electronics LLC in Fiscal 2018, Vehicle Safety Holding Corp. in Fiscal 2020, and Directed LLC and Directed Electronics Canada Inc. in Fiscal 2021. Our intention is to continue to pursue business opportunities which will allow us to further expand our business model while leveraging overhead and exploring specialized niche markets in the electronics industry. Notwithstanding the above acquisitions, if the appropriate opportunity arises, the Company has been willing to explore the potential divestiture of a product line or business, such as with the sale of the Company's Hirschmann subsidiary in Fiscal 2018.

The Company classifies its operations in the following three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. The characteristics of our operations that are relied on in making and reviewing business decisions within these segments include the similarities in our products, the commonality of our customers, suppliers and product developers across multiple brands, our unified marketing and distribution strategy, our centralized inventory management and logistics, and the nature of the financial information used by our Chief Operating Decision Maker ("CODM"). The CODM reviews the financial results of the Company based on the performance of the Automotive Electronics, Consumer Electronics, and Biometrics segments.

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

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of COVID-19, which began spreading during the fourth quarter of our 2020 fiscal year. The pandemic has significantly impacted the economic conditions in the United States, as federal, state, and local governments have reacted to the public health crisis, creating significant uncertainties in the United States, as well as the global economy. In the interest of public health and safety, U.S. jurisdictions (national, state, and local) where our primary operations and those of many of our customers are located, required mandatory business closures and capacity limitations during Fiscal 2021, or other restrictions for those that were permitted to continue to operate. As of February 28, 2021, all of our operating locations were open, some of which were at a reduced in-office employee presence.

As a result of these events, the Company has experienced certain adverse impacts on its revenues, results of operations and cash flows during Fiscal 2021. The situation is still rapidly changing and additional impacts to the Company’s business may arise that we are not aware of currently. We cannot predict whether, when, or the manner in which the conditions surrounding COVID-19 will change, including the timing of the lifting of any restrictions or closure requirements, or any subsequent re-impositions of restrictions. Due to the changing situation, the results of the first quarter ending May 31, 2021 and the full fiscal year ending February 28, 2022 could be impacted in ways we are not able to predict today, including, but not limited to, non-cash write-downs and impairments; foreign currency fluctuations; potential adjustments to the carrying value of inventory; and the delayed collections of, or inability to collect, accounts receivable. During April 2020, as a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, the Company borrowed $20,000 from its revolving credit facilities in the U.S. This borrowing was repaid in full during the third quarter of Fiscal 2021. As of the date of this report, the Company continues to focus on cash flow and anticipates having sufficient resources to operate during Fiscal 2022.

The Company also implemented a number of other measures to help mitigate the operating and financial impact of the pandemic, including: (i) furloughing approximately 20% of its employees globally starting April 6, 2020; (ii) implementing temporary salary and hour reductions for both management and non-management level employees Company-wide, including its executive officers, and the Company’s board of directors; (iii) executing substantial reductions in expenses, service provider costs, occupancy costs, capital expenditures and overall costs, including through reduced inventory purchases; and (iv) working globally with management teams to actively explore and identify all eligible government and other initiatives available to businesses or employees impacted by the COVID-19 pandemic. As of the filing date of our report, less than 1% of our employees remain on furlough. The above referenced salary and hour reductions were eliminated by the Company during the third quarter of Fiscal 2021, and the salary reductions taken were repaid to all employees during the fourth quarter of Fiscal 2021.

Acquisitions and Dispositions

We have acquired and integrated several businesses, as well as divested certain businesses, the most recent of which are outlined in the Acquisitions and Dispositions section of Part I and presented in detail in Note 2 to the Notes to the Consolidated Financial Statements.

Net Sales Increase

Net sales over a five-year period have increased 10% from $514,530 for the year ended February 28, 2017 to $563,605 for the year ended February 28, 2021.  During this period, our sales were positively impacted by the following items:

•

The introduction of new products and product lines in the Automotive Electronics and Consumer Electronics segments, such as: OEM rear seat entertainment; remote start and security products; premium audio computer speaker systems; various premium and non-premium Bluetooth and wireless speaker products; multi-room streaming audio solutions; neckband, on-ear, in-ear, and over-ear headphones; nursery products; and karaoke products,

•	the acquisition of certain assets of Rosen Electronics LLC,
•	the acquisition of certain assets of Vehicle Safety Holdings Corp.,
•	the acquisition of certain assets of Directed LLC and Directed Electronics Canada Inc.,
•	the introduction of activity tracking band fulfillment programs and the increase in product offerings under these programs,

•	international digital broadcasting upgrades necessitating the purchase of updated consumer accessory products, and
•	successful marketing and promotional activity.

These items were partially offset by:

•

impacts of the COVID-19 pandemic, which caused nationwide and global business closures, including car manufacturers, car dealerships, movie theaters, and other brick and mortar businesses where our products are sold;

•

volatility in core Automotive Electronics and Consumer Electronics sales due to declines in global automotive sales, increased competition, lower selling prices, changes in technology and demand, and the volatility of the national and global economy;

•	the discontinuance and reduction of various high volume/low margin product lines such as clock radios, digital players, digital voice recorders, and portable DVD players;
•	decreased box office sales affecting the Company's cinema audio products;
•	weather factors resulting in changes in demand for aftermarket remote start products; and
•	the sale of certain branded product inventory of the Company to a third party in order to license the brand name for a commission.

Critical Accounting Policies and Estimates (see Note 1 to the Consolidated Financial Statements)

General

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions can be subjective and complex and may affect the reported amounts of assets and liabilities, revenues, and expenses reported in those financial statements. As a result, actual results could differ from such estimates and assumptions. During Fiscal 2021, as well as subsequent to February 28, 2021, there has been continuous and significant changes to the global economic situation as a consequence of the COVID-19 pandemic. It is possible that this could cause changes to estimates as a result of the financial circumstances of the markets in which the Company operates, the price of the Company’s publicly traded equity in comparison to the Company’s carrying value, and the health of the global economy. Such changes to estimates could potentially result in impacts that would be material to the consolidated financial statements, particularly with respect to the fair value of the Company’s reporting units in relation to potential goodwill impairment and the fair value of long-lived assets in relation to potential impairment.

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

We account for a contract or purchase order when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Revenue is recognized when control of the product passes to the customer, which is upon shipment, unless otherwise specified within the customer contract or on the purchase order as delivery, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue.

Sales Incentives

Sales incentives are accounted for in accordance with ASC 606. We offer sales incentives to our customers in the form of (1) co-operative advertising allowances; (2) market development funds; (3) volume incentive rebates; and (4) other trade allowances. We accrue the cost of co-operative advertising allowances, volume incentive rebates, and market development funds at the later of when the customer purchases our products or when the sales incentive is offered to the customer. We record the provision for other trade allowances at the later of when the sales incentive is offered or when the related revenue is recognized. Except for other trade allowances, all sales incentives require the customer to purchase our products during a specified period of time. All sales incentives require customers to claim the sales incentive within a certain time period (referred to as the "claim period").  All costs associated with sales incentives are classified as a reduction of net sales.

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and current credit worthiness, as determined by a review of current credit information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  While such credit losses have historically been within management's expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past. Our five largest customer balances comprise 25% of our accounts receivable balance as of February 28, 2021. A significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of accounts receivable and our results of operations.

On March 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which did not have a material impact on our financial statements. Our financial instruments consist of trade receivables arising from revenue transactions in the ordinary course of business. We extend credit to customers based on pre-defined criteria and trade receivables are generally due within 30 to 60 days.

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

Long-Lived and Intangible Asset Impairments

As of February 28, 2021, intangible assets totaled $90,104 and property, plant and equipment totaled $52,026. Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. This includes the recoverability of long-lived assets employed in the business, including assets of acquired businesses. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, expected asset lives may be shortened or an impairment recorded based upon a change in the expected use of the asset or performance of the related asset group. At the present time, management intends to continue the development, marketing and selling of products associated with its intangible assets, and there are no known restrictions on the continuation of their use.

In connection with the annual impairment test performed as of the last day of the fourth quarter of Fiscal 2021, the Company determined that one of its trademarks in the Consumer Electronics segment was impaired. The impairment was the result of shortfalls in sales due to reduced demand of the product category.  As a result, an impairment charge of $1,300 was recorded for the year ended February 28, 2021 (see Note 1(k)). Related long-lived assets were tested for recoverability and determined to be recoverable and therefore no additional impairments related to long-lived assets were recorded.

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

In the Biometrics segment, in connection with the annual impairment test for Fiscal 2020, the Company determined that its indefinite-lived trademark was impaired. The impairment of the trademark was the result of lack of customer acceptance of the related technology, lower than anticipated results, adjusted expectations for demand and anticipated delays of product deployment with target customers due to economic uncertainty given the COVID-19 pandemic. Related long-lived assets in the Biometrics segment were tested for recoverability and determined not to be recoverable. The fair value of the long-lived assets that were not recoverable were estimated, and when compared to their carrying value, were determined to also be impaired. As a result, total impairments in the Biometrics segment of $27,402 for indefinite-lived and definite-lived intangible assets were recorded for the year ended February 29, 2020 (see Note 1 (k)).

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

Accordingly, these were considered indicators of impairment requiring the Company to test the related indefinite-lived tradenames for impairment as of August 31, 2018. The Company also tested its indefinite-lived intangible assets as of February 28, 2019 as part of its annual impairment testing. During the fourth quarter, the Company further streamlined its SKUs in conjunction with its corporate realignment and transformation initiatives, and adjusted expectations for select customer demand, and the anticipated results from alternative sales channels for one of its brands. As a result of these analyses, it was determined that several of the Company’s former Consumer Accessories trademarks and one of the Automotive trademarks were impaired with total impairment charges of $25,789 recorded for the year ended February 28, 2019 (see Note 1(k)).

Approximately 39% of our indefinite-lived trademarks ($24,432) are at risk of impairment as of February 28, 2021. When testing indefinite-lived assets for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform the quantitative impairment test; otherwise, no further analysis is required. Under the qualitative assessment, we consider various qualitative factors, including macroeconomic conditions, relevant industry and market trends, cost factors, overall financial performance, other entity-specific events, and events affecting the indefinite-lived asset that could indicate a potential change in the fair value of our indefinite-lived assets. We also considered the specific future outlook for the indefinite-lived asset. We may also elect not to perform the qualitative assessment and instead, proceed directly to the quantitative impairment test. The Company uses an income approach, based on the relief from royalty method, to value the indefinite-lived trademarks as part of its quantitative impairment test. This impairment test involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. The critical assumptions in the discounted cash flow model include revenues, long-term growth rates, royalty rates, and discount rates. Management exercises judgment in developing these assumptions. Certain of these assumptions are based upon industry projections, facts specific to the trademarks and consideration of our long-term view for the trademark and the markets we operate in. If we were to experience sales declines, a significant change in operating margins which may impact estimated royalty rates, an increase in our discount rates, and/or a decrease in our projected long-term growth rates, there would be an increased risk of impairment of these indefinite-lived trademarks.

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

The Company holds certain long-lived assets in Venezuela, which are held for investment purposes. During the second quarter of Fiscal 2019, the Company assessed the recoverability of these properties as a result of the country's continued economic deterioration, which included a significant currency devaluation in August of 2018. The Company estimated the future undiscounted cash flows expected to be received from these properties. The estimate of the future undiscounted cash flows considered the Company’s financial condition and its intent and ability to retain its investments for a period of time sufficient to allow for the recovery of the carrying value. The future undiscounted cash flows did not exceed the net carrying value for the long-lived assets. The estimated fair value of the properties, which also considered the current conditions of the economy in Venezuela, the volatility of the real estate market, and the significant political unrest, resulted in a full non-cash impairment charge of $3,473 for the year ended February 28, 2019. The non-cash impairment charge is included in Other Income (Expense) on the Consolidated Statements of Operations and Comprehensive (Loss) Income. The value of the Company's properties held for investment purposes in Venezuela is $0 as of February 28, 2021.

Voxx’s goodwill totaled $58,311 as of February 28, 2021. Goodwill is tested for impairment as of the last day of each fiscal year at the reporting unit level. When testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform the quantitative impairment test; otherwise, no further analysis is required. Under the qualitative assessment, we consider various qualitative factors, including macroeconomic conditions, relevant industry and market trends, cost factors, overall financial performance, other entity-specific events, and events affecting the reporting unit that could indicate a potential change in fair value of our reporting unit or the composition of its carrying values. We also consider the specific future outlook for the reporting unit. We also may elect not to perform the qualitative assessment and instead, proceed directly to the quantitative impairment test. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and estimation of the fair value of each reporting unit.  Based on the Company's goodwill impairment assessment, all the reporting units with goodwill had estimated fair values as of February 28, 2021 that exceeded their carrying values. As a result of the annual assessment, no impairment charges were recorded related to goodwill during Fiscal 2021, Fiscal 2020, or Fiscal 2019.

Goodwill allocated to our Klipsch, Invision, Rosen, VSM, and DEI reporting units was 79.8% ($46,533), 12.6% ($7,372), 1.5% ($880), 1.0% ($572 ), and 5.1% ($2,954), respectively. The fair values of the Klipsch and Invision reporting units are greater than their carrying values by approximately 544.9% ($188,149) and 25.5% ($5,094), respectively, as of February 28, 2021. The quantitative assessment utilizes either an income approach, a market approach, or a combination of these approaches to determine the fair value of its reporting units. These approaches have a degree of uncertainty. The income approach employs a discounted cash flow model to value the reporting unit as part of its impairment test. This impairment test involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. The critical assumptions in the discounted cash flow model are revenues, operating margins, working capital and a discount rate (developed using a weighted average cost of capital analysis). Management exercises judgment in developing these assumptions. Certain of these assumptions are based upon industry projections, facts specific to the reporting unit, market participant assumptions and data, and consideration of our long-term view for the reporting unit and the markets we operate in. The market approach employs market multiples from guideline public companies operating in our industry. Estimates of fair value are derived by applying multiples based on revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) adjusted for size and performance metrics relative to peer companies. If the Klipsch reporting unit were to experience sales declines, sustained pricing pressures, unfavorable operating margins, lack of new product acceptance by consumers, changes in consumer trends and preferred shopping channels, less than anticipated results for the holiday season, a change in the peer group or performance of the peer companies, an increase to the discount rate, and/or a decrease in our projected long-term growth rates used in the discounted cash flow model, there would be an increased risk of goodwill impairment for the Klipsch reporting unit. If the Invision reporting unit experienced an increase to the discount rate, a lack or delay in new product acceptance, cancellation, or reduction in projected volumes from OEM customers, or a change in our projected long-term growth rates used in the discounted cash flow model, there would be an increased risk of goodwill impairment for the Invision reporting unit. If the Rosen, VSM, and DEI reporting units experienced an increase to the discount rate, sales declines, changes in consumer trends, or increases in cost factors, there would be an increased risk of goodwill impairment for the Rosen, VSM, and DEI reporting units.

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

Stock-Based Compensation

We use the Black-Scholes option pricing model to compute the estimated fair value of stock-based awards. The Black-Scholes option pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of stock-based awards reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control.  We estimate expected volatility by considering the historical volatility of our stock, the implied volatility of publicly traded stock options in our stock and our expectations of volatility for the expected term of stock-based compensation awards. For restricted stock awards, the fair value of the award is the price on the date of grant. As a result, if other assumptions or estimates had been used for restricted stock awards granted in the current and prior periods, the total stock-based compensation expense for the current fiscal year of $1,749 could have been materially different.  Furthermore, if different assumptions are used in future periods, stock-based compensation expense could be materially impacted in the future.

Income Taxes

We account for income taxes in accordance with the guidance issued under Statement ASC 740, "Income Taxes" (“ASC 740”) with consideration for uncertain tax positions.  We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all positive and negative evidence including the results of recent operations, scheduled reversal of deferred tax liabilities, future taxable income, and tax planning strategies. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled (see Note 8). The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.

The Company accounts for uncertain tax positions in accordance with the authoritative guidance issued under ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  The Company provides loss contingencies for federal, state, and international tax matters relating to potential tax examination issues, planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes, and timing, which if different, may materially impact the Company's financial condition and results of operations. The Company classifies interest and penalties associated with income taxes as a component of Income tax expense (benefit) on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Results of Operations

Included in Item 8 of this annual report on Form 10-K are the Consolidated Balance Sheets as of February 28, 2021 and February 29, 2020 and the Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for the years ended February 28, 2021, February 29, 2020 and February 28, 2019. In order to provide the reader meaningful comparisons, the following analysis provides comparisons of the audited year ended February 28, 2021 with the audited year ended February 29, 2020, and the audited year ended February 29, 2020 with the audited year ended February 28, 2019. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Operations and Comprehensive Income (Loss).

Year Ended February 28, 2021 Compared to the Years Ended February 29, 2020 and February 28, 2019

Continuing Operations

The tables presented in this section set forth, for the periods indicated, certain Statement of Operations data for the years ended February 28, 2021 ("Fiscal 2021"), February 29, 2020 ("Fiscal 2020") and February 28, 2019 ("Fiscal 2019").

Net Sales

	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Automotive Electronics	$163,903	$114,154	$161,647
Consumer Electronics	398,263	279,675	283,144
Biometrics	836	461	1,098
Corporate	603	599	927
Total net sales	$563,605	$394,889	$446,816

Fiscal 2021 compared to Fiscal 2020

Automotive Electronics sales, which include both OEM and aftermarket automotive electronics, represented 29.1% of the net sales for the year ended February 28, 2021, compared to 28.9% in the prior year. Sales in this segment increased $49,749 for the year ended February 28, 2021, as compared to the prior year. The primary driver of sales increases in this segment was sales of OEM and aftermarket products related to the Company’s VSM and DEI subsidiaries, established in connection with the Company’s acquisitions in the fourth quarter of Fiscal 2020 and the second quarter of Fiscal 2021, respectively. Sales from these two new subsidiaries totaled approximately $71,000 and comprised approximately 43% of the segment’s sales for the year ended February 28, 2021. In the prior year, the Company’s VSM subsidiary contributed approximately $2,300 of sales to the Automotive Electronics segment. The Company also saw an increase in sales of its aftermarket security and remote start products of approximately $3,600 during the year ended February 28, 2021, partly due to a boost in demand following business re-openings after the COVID-19 shut-downs, as purchases could not be made by customers during the shutdowns. Offsetting these increases, the segment experienced sales declines in certain product lines during the year ended February 28, 2021 related to the COVID-19 pandemic, as well as certain other factors. The Company experienced a net decrease in sales of OEM rear seat entertainment products totaling approximately $10,300 due to several automotive manufacturing plant shut-downs beginning in March 2020 as a result of COVID-19, including Ford, GM, FCA, and Subaru. Many plants began to gradually re-open during the second quarter of our fiscal year, and while some of the programs have begun to ramp up production again, others have yet to return to pre-COVID levels, thus negatively impacting sales for the year. Additionally, OEM rear seat entertainment sales were negatively impacted during the year ended February 28, 2021 by the cancellation of a program with one of the Company’s larger customers that had been in production during the prior year.  This was partially offset by the successful launch of a new program with a customer in October 2020. The Company’s OEM remote start sales decreased approximately $6,200 during the year ended February 28, 2021 as a result of an increase in the use of Tier 1 factory installed remote start products by many automotive manufacturers (which the Company does not sell) over accessory level remote starts. This has negatively impacted the Company’s sales to certain of its OEM remote start customers. Sales of aftermarket rear seat entertainment products also decreased during the year ended February 28, 2021 by approximately $2,700 due to the COVID-19 related shutdowns of car dealerships and other brick and mortar businesses during the first quarter of the year, followed by stock-outages of several products, which continued to negatively impact sales through the remainder of the fiscal year. Finally, satellite radio fulfillment sales decreased approximately $900 during the year ended February 28, 2021 both as a result of business shut-downs during COVID-19, as well as due to the fact that most new vehicles include this product as a standard option.

Consumer Electronics sales represented 70.7% of net sales for the year ended February 28, 2021 as compared to 70.8% in the prior year. Sales increased $118,588 for the year ended February 28, 2021 as compared to the prior year due primarily to the positive sales and promotion of several of the Company’s premium audio products. During Fiscal 2021, the Company experienced greater consumer demand and achieved market share growth in its premium home theater, subwoofer, and premium wireless categories, launching a new premium wireless computer speaker system and selling many of its products through warehouse club channels, as well as through online platforms, which resulted in an increase of approximately $118,400 in sales for the year ended February 28, 2021. The Company’s newly formed subsidiary, 11 Trading Company LLC, also began selling Onkyo and Pioneer products through new distribution agreements during the third quarter of the fiscal year, contributing to an increase of approximately $13,700 in sales for the year ended February 28, 2021. Within Europe, the Company experienced stronger online sales during year ended February 28, 2021 of approximately $6,300 due to many consumers shopping from home during the COVID-19 pandemic, as well as an increase in sales in its Do It Yourself (“DIY”) line of products, a new sales channel of discount retailers, and a shift in focus of premium audio products in Europe from low margin to traditional home theater products. Offsetting these sales increases were decreases in sales related to the COVID-19 pandemic, as well as other factors. The Company experienced decreases in sales of approximately $12,200 in certain consumer electronic and accessory products for the year ended February 28, 2021, such as reception products, remotes, wireless speakers, and other power products, primarily due to nationwide brick and mortar business closures and delayed customer orders related to the COVID-19 pandemic, as well as due to the Company’s continuing rationalization of SKUs for certain of these products, with the goal of limiting sales of lower margin products. There was also a decrease in sales of the Company’s premium commercial speaker products of approximately $3,100 due to the shut-down of cinemas during the pandemic. Additionally, the Company experienced a decrease in sales of its motion products during the year ended February 28, 2021 of approximately $2,700, as one of the Company’s healthcare programs ended during the fiscal year, and there was a decrease in sales of smart home security products of approximately $800, as the Company began exiting this category during Fiscal 2020. Finally, product sales in the Company’s rest of world locations declined approximately $700 as a result of the COVID-19 pandemic due to overseas lockdowns and customer order delays and cancellations.

Biometrics represented 0.1% of our net sales for both of the years ended February 28, 2021 and February 29, 2020 and sales increased in the segment by $375 for the year ended February 28, 2021 as compared to the prior year. This segment experienced an increase in product sales for the year ended February 28, 2021 due to increased sales of its EXT outdoor perimeter access product, and the updated version of its Nano NXT perimeter access product, both of which launched in the second quarter of Fiscal 2020. Additionally, the Company began selling its NIXT product during the year ended February 28, 2021, which can be optionally fitted with iTEMP, a product that can take an individual’s temperature before allowing iris access.

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

Consumer Electronics sales represented 70.8% of net sales for the year ended February 29, 2020 as compared to 63.4% in the prior year.  Sales decreased for the year ended February 29, 2020 as compared to the prior year due to several factors. The Company experienced decreases in sales of certain products, such as in the Project Nursery line, as a result of the elimination of baby video monitors; in wireless and bluetooth speakers, due a reduction in product placement with one of the Company’s larger customers and the timing of annual orders from another; in sales of smart home products, as the Company is exiting this category; and in karaoke products, due to a one time holiday sale to one of the Company’s customers in the prior year that did not repeat in the current fiscal year. The Company also continued to see a decline in sales of certain hook-up, power products, and headphones, as a result of changes in customer demand and technology, and due to the Company’s continuing rationalization of SKUs in Fiscal 2020, with the goal of limiting sales of lower margin products. Within Europe, the Company experienced decreases in sales across all product lines, as well as in the DIY business during the year ended February 29, 2020 as a result of a slowdown in the European market. Offsetting these decreases, the Company had an increase in sales within both of its premium mobility and premium wireless and bluetooth speaker categories as a result of the launch of new lines of soundbars, Bluetooth speakers, and wireless earbuds, as well as stronger sales of several existing products. The Company’s premium home separate speaker product sales also increased as a result of the continued successful sales of its new domestic product lines that launched during the second quarter of Fiscal 2019, and additional distribution partners for the Company’s premium commercial speaker products had a favorable impact on sales for the year ended February 29, 2020 as well. Additionally, reception product sales were up for the year ended February 29, 2020 as a result of expanded SKU offerings with certain customers and stronger market share, and sales of the Company’s activity bands have increased year over year as a result of increased motion program participants, as well as additional product offerings for participants, including the Apple watch and Fitbit.

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

Gross Profit and Gross Margin Percentage

	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Automotive Electronics	$39,296	$23,131	$40,621
	24.0%	20.3%	25.1%
Consumer Electronics	118,866	86,588	82,230
	29.8%	31.0%	29.0%
Biometrics	(191)	(160)	(1,082)
	-22.8%	-34.7%	-98.5%
Corporate	576	217	(352)
	$158,547	$109,776	$121,417
	28.1%	27.8%	27.2%

Fiscal 2021 compared to Fiscal 2020

Gross margins in the Automotive Electronics segment increased 370 basis points for the year ended February 28, 2021. The primary driver of the margin increases in this segment has been sales of OEM and aftermarket products related to the Company’s VSM and DEI subsidiaries, whose products have higher profit margins than those typically achieved by the segment. DEI’s sales were not present in the prior year, and VSM contributed to sales for one month of Fiscal 2020, or 2% of the segment’s sales. The increase in sales of higher margin aftermarket remote start and security products also contributed positively to the segment’s margins during the year ended February 28, 2021. Offsetting these positive impacts, the decline in sales of higher margin OEM security and remote start products during the year ended February 28, 2021, due to the shift in demand from accessory level remote starts to production level, factory installed remote starts, caused a decline in margins. In addition, there was a decline in aftermarket headrest sales during the year ended February 28, 2021, which typically generate higher margins for the segment and thus had a negative impact on margins for the year.

Gross margins in the Consumer Electronics segment decreased 120 basis points for the year ended February 28, 2021 compared to the prior year. Margin declines during the year ended February 28, 2021 were primarily driven by the Company’s newest line of premium wireless computer speakers, as well as other premium audio products sold through warehouse club channels, which have contributed positively to sales, but have been sold at lower margins than those typically associated with the Company’s premium wireless speaker products. The Company’s premium headphone margins also negatively impacted the segment’s overall margins during the year ended February 28, 2021 due to close out sales of certain older products in preparation for the launch of its newest line of wireless earbuds, which contributed to an increase in sales of these product, but a decline in the margins. Additionally, although sales in Europe have increased during the year ended February 28, 2021, the increase in sales generated from a new sales channel of discount retail customers has generated lower margins and has had a negative impact on the year. As an offset to these negative impacts, the segment has experienced margin increases during the year ended February 28, 2021 due to factors including a shift in focus of premium audio products in Europe from low margin to traditional home theater products. Additionally, while the Company experienced decreases in sales of certain product lines during the year ended February 28, 2021, such as reception products and remotes, the margins earned on these products improved as compared to the prior year due to the movement of production out of China.

Gross margins in the Biometrics segment improved for the year ended February 28, 2021 compared to the prior year. The increase in margins for the year ended February 28, 2021 was primarily a result of prior year events that negatively impacted the segment’s margins in Fiscal 2020. Certain tooling and defective repair costs incurred during the year ended February 29, 2020, as well as the provision of beta samples to certain customers at no cost during the prior year, negatively impacted Fiscal 2020 margins. A large sale made at a loss during the year ended February 29, 2020 also caused lower margins in the prior year. During the year ended February 28, 2021, the Company provided more onsite and remote support to customers, which generates higher margins for the segment. Offsetting these positive margin impacts for the year ended February 28, 2021 has been the reduction in pricing on certain products, which has helped to drive higher sales in Fiscal 2021 but has resulted in lower margins for the segment. In addition, the release of inventory reserves in the prior year had a positive impact on the segment’s gross margin in Fiscal 2020, thus negatively impacting the current year margin comparisons.

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

Operating Expenses

	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Operating Expenses:
Selling	$43,786	$39,319	$41,731
General and administrative	70,085	68,928	66,935
Engineering and technical support	20,897	21,602	24,387
Intangible asset impairment charges	1,300	30,230	25,789
Restructuring expense	—	—	4,588
Total Operating Expenses	$136,068	$160,079	$163,430

Fiscal 2021 compared to Fiscal 2020

The Company experienced an overall decrease in operating expenses of $24,011 for Fiscal 2021 as compared to Fiscal 2020; however, in the absence of intangible asset impairment charges in both years, operating expenses would have increased by $4,919.

Selling expenses have increased $4,467 for the year ended February 28, 2021.  This increase was primarily due to increased commission expense of approximately $4,600 as a result of higher sales for the fiscal year. A net increase in salary expense of approximately $1,200 was due to the additional headcount created by acquisitions resulting in the establishment of the VSM and DEI subsidiaries in the fourth quarter of Fiscal 2020 and the second quarter of Fiscal 2021, respectively, as well as additional hires related to the Company’s new 11 Trading Company subsidiary related to distribution agreements for Onkyo and Pioneer products. This was slightly offset by the furlough of certain employees during the fiscal year due to the COVID-19 pandemic. Web advertising and platform expenses increased approximately $1,800 for the year ended February 28, 2021 due to an increase in online traffic, with many consumers working and shopping from home during the mandatory quarantines and business shutdowns throughout the country as a result of the pandemic. Additionally, credit card fees increased approximately $600 primarily as a result of the Company’s DEI subsidiary, established in connection with the Company’s acquisition in the second quarter of Fiscal 2021, whose subscription sales are transacted online. Offsetting these increases in selling expenses for the year ended February 28, 2021 were decreases due to factors directly related to the COVID-19 pandemic, which resulted in the temporary shut-down of many brick and mortar stores and mandatory quarantine orders during the first quarter of our Fiscal 2021 year, with phased re-openings taking place beginning in the second quarter through the remainder of our fiscal year. The elimination of all non-essential travel Company-wide resulted in a decrease in travel and entertainment expenses of approximately $1,700. Additionally, trade show expenses decreased approximately $1,800 as all events were either cancelled or held virtually due to COVID-19.

General and administrative expenses increased $1,157 during the year ended February 28, 2021. Increases in general and administrative expenses were due in part to a net increase in salary expense of approximately $3,300 during the fiscal year. Salary increases were due to higher bonus accruals as a result of the positive performance of the Company for the year ended February 28, 2021, as well as due to increased headcount resulting from the Company’s new DEI and VSM subsidiaries established in the fourth quarter of Fiscal 2020 and the second quarter of Fiscal 2021, respectively. This was offset by the furlough of certain employees during the year ended February 28, 2021, as well as due to the prior year grant of 200,000 fully vested shares of Class A Common Stock to the Company’s Chief Executive Officer in accordance with his employment agreement, which resulted in compensation expense of approximately $800 for the year ended February 29, 2020 that did not repeat in the current fiscal year. Professional fees also increased by approximately $1,300 as a result of acquisition-related services provided in connection with the Company’s DEI and VSM subsidiaries and insurance expense increased approximately $400 as a result of the deductible related to an IT security incident in the second quarter of the fiscal year, as well as due to the Company’s new VSM, DEI, and 11 Trading Company LLC subsidiaries. As an offset to these general and administrative expense increases were decreases related to the COVID-19 pandemic, as well as other factors. Depreciation and amortization expense decreased approximately $1,300, net, for the year ended February 28, 2021 as a result of the impairment of certain definite-lived intangible assets at EyeLock in Fiscal 2020, which reduced the amortizable base of these assets. This was offset by increases in depreciation and amortization expense related to newly acquired tangible and intangible assets within the VSM and DEI subsidiaries. Bad debt expense decreased approximately $1,100 as a result of the prior year reserves of certain customers who filed bankruptcy, which did not repeat in the current year, as well as due to the recovery of certain balances during the year ended February 28, 2021 that were previously written off. The elimination of all non-essential travel as a result of the COVID-19 pandemic resulted in travel and entertainment expense decreases of approximately $900 for the year ended February 28, 2021. Additionally, office and occupancy expenses decreased approximately $700 due to lower overhead, as certain of the Company’s offices were shut down during the first and second quarters of the fiscal year due to the COVID-19 pandemic, and many re-opened offices have remained at a reduced capacity through the remainder of the fiscal year.

Engineering and technical support expenses for the year ended February 28, 2021 declined $705 as compared to the prior year. For the year ended February 28, 2021, furloughs and headcount reductions at many of the Company’s locations related to the COVID-19 pandemic resulted in lower labor expenses of approximately $3,000. The elimination of all non-essential travel as a result of the pandemic also resulted in travel and entertainment expense decreases of approximately $500. These decreases were offset by increases in labor of approximately $2,600 as a result of the Company’s new VSM and DEI subsidiaries established in connection with the Company’s acquisitions in the fourth quarter of Fiscal 2020 and second quarter of Fiscal 2021, respectively.

In connection with its annual impairment test performed as of the last day of the fourth quarter of Fiscal 2021, the Company determined that one of its trademarks in the Consumer Electronics segment was impaired. The impairment was the result of shortfalls in sales due to reduced demand of the product category.  As a result, an impairment charge of $1,300 was recorded for the year ended February 28, 2021.

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

Fiscal 2020 compared to Fiscal 2019

The Company experienced an overall decrease in operating expenses of $3,351 for Fiscal 2020 as compared to Fiscal 2019.

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

Other (Expense)Income

	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Interest and bank charges	$(2,979)	$(2,975)	$(3,788)
Equity in income of equity investee	7,350	5,174	6,618
Gain on sale of real property	—	4,057	—
Impairment of Venezuela investment properties	—	—	(3,473)
Impairment of notes receivable	—	—	(16,509)
Investment gain (loss)	42	775	(530)
Other, net	746	2,332	732
Total other (expense) income	$5,159	$9,363	$(16,950)

Fiscal 2021 compared to Fiscal 2020

Interest and bank charges represent expenses for the Company's bank obligations and supply chain financing arrangements, interest related to finance leases, and amortization of deferred financing costs. Interest and bank charges were relatively flat comparing the year ended February 28, 2021 to the prior year. During the second half of Fiscal 2020, the Company repaid the entire outstanding balance of its asset-based lending facility in Germany, thus eliminating the interest expense related to this obligation for the year ended February 28, 2021, which was offset by interest paid on the $20,000 precautionary borrowing from the Company’s Credit Facility in Fiscal 2021, which was outstanding from April 2020 through November 2020.

Equity in income of equity investee represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics, LLC ("ASA"). The increase in income for the year ended February 28, 2021 is due to an increase in ASA’s gross profit, lower overhead, and growth in the RV and marine markets.

On September 30, 2019, the Company, through its subsidiary Voxx German Holdings Gmbh (the “Seller”), sold its real property in Pulheim, Germany to CLM S.A. RL (the “Purchaser”) for €10,920. Net proceeds received from the transaction were approximately $9,500 after transactional costs and repayment of the outstanding mortgage. Concurrently with the sale, the Seller entered into an operating lease arrangement with the Purchaser for a small portion of the real property to continue to operate its sales office in Germany. The transaction qualified for sale leaseback accounting in accordance with ASC 842 and the Company recognized a gain on the execution of the sale transaction for the year ended February 29, 2020.

During Fiscal 2018, the Company sold its investment in RxNetworks, a non-controlled corporation, consisting of shares of the investee’s preferred stock. Voxx recognized a gain during Fiscal 2018 for the sale of this investment; however, a portion of the cash proceeds were subject to a hold-back provision, which was not included in the gain recognized in Fiscal 2018. During the second quarter of Fiscal 2020, the hold-back provision expired, and the Company received additional proceeds from the sale, recording an investment gain of $775 for the year ended February 29, 2020. A final payout of $42 received in November 2020 was recorded as an investment gain for the year ended February 28, 2021. During the fourth quarter of Fiscal 2019, all of the outstanding common stock of Fathom Systems Inc., a non-controlled corporation in which Voxx was invested, were repurchased by the investee for a price per share significantly below the value when issued. This resulted in a loss on Voxx's investment in Fathom of $530 for the year ended February 28, 2019.

Other, net includes net foreign currency gains or losses, interest income, rental income, and other miscellaneous income and expense. Other, net decreased for the year ended February 28, 2021. During the year ended February 28, 2021, interest income decreased $835 primarily as a result of lower interest rates applicable to the Company’s short term money market investments and lower cash balances available for investment during the year. Additionally, the Company had foreign currency losses of $(862) for the year ended February 28, 2021, as compared to foreign currency gains of $405 for the year ended February 29, 2020.

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

On September 30, 2019, the Company, through its subsidiary Voxx German Holdings Gmbh (the “Seller”), sold its real property in Pulheim, Germany to CLM S.A. RL (the “Purchaser”) for €10,920. Net proceeds received from the transaction were approximately $9,500 after transactional costs and repayment of the outstanding mortgage. Concurrently with the sale, the Seller entered into an operating lease arrangement with the Purchaser for a small portion of the real property to continue to operate its sales office in Germany. The transaction qualified for sale leaseback accounting in accordance with ASC 842 and the Company recognized a gain on the execution of the sale transaction for the year ended February 29, 2020.

During Fiscal 2018, the Company sold its investment in RxNetworks, a non-controlled corporation, consisting of shares of the investee’s preferred stock. Voxx recognized a gain of $1,416 during Fiscal 2018 for the sale of this investment; however, a portion of the cash proceeds were subject to a hold-back provision, which was not included in the gain recognized in Fiscal 2018. During the second quarter of Fiscal 2020, the hold-back provision expired, and the Company received the remaining proceeds from the sale, recording an investment gain of $775 for the year ended February 29, 2020. During the fourth quarter of Fiscal 2019, all of the outstanding common stock of Fathom Systems Inc., a non-controlled corporation in which Voxx was invested, were repurchased by the investee for a price per share significantly below the value when issued. This resulted in a loss on Voxx's investment in Fathom of $530 for the year ended February 28, 2019.

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

Income Tax Provision

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic.  Under ASC 740, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted.  The CARES Act made various tax law changes including among other things (i) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest; (ii) enacted technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k) (iii) made modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes, and (iv) enhanced recoverability of alternative minimum credit carryforwards.  The CARES Act did not have a material impact on the income tax provision.

During Fiscal 2021, the Company recorded an income tax provision of $4,272 related to federal, state, and foreign taxes. The Company's effective tax rate of 15.5% differs from the statutory rate of 21% primarily related to (i) partial release of its valuation allowance as a result of recent profitability for which certain of the Company’s deferred tax assets became realizable on a more-likely-than-not basis; (ii) permanent differences, including the non-controlling interest and a global intangible low tax income (“GILTI”) inclusion; and (iii) state and local taxes.  As of February 28, 2021, the Company continued to maintain a valuation allowance against certain U.S. and foreign deferred tax assets as the Company could not conclude that such assets will be realized on a more-likely-than-not basis. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

The effective tax rate of (2.2)% in Fiscal 2020 differs from the statutory rate of 21% primarily related to (i) current year losses for which limited tax benefit was provided; (ii) permanent differences, including the non-controlling interest and a global intangible low tax income (“GILTI”) inclusion; and (iii) an increase in the valuation allowance recorded against foreign deferred tax assets. During Fiscal 2020, the Company maintained a partial and full valuation allowance against certain U.S. and foreign deferred tax assets as the Company could not conclude that such assets will be realized on a more-likely-than-not basis. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

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

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not financial measures recognized by GAAP. EBITDA represents net income (loss), computed in accordance with GAAP, before interest expense and bank charges, taxes, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for stock-based compensation expense, life insurance proceeds, certain settlements, gains and losses, impairment charges, restructuring charges, and environmental remediation charges. Depreciation, amortization, stock-based compensation, and impairment charges are non-cash items.

We present EBITDA and Adjusted EBITDA in this Form 10-K because we consider them to be useful and appropriate supplemental measures of our performance. Adjusted EBITDA helps us to evaluate our performance without the effects of certain GAAP calculations that may not have a direct cash impact on our current operating performance. In addition, the exclusion of certain costs or gains relating to certain events that occurred during the periods presented allows for a more meaningful comparison of our results from period-to-period. These non-GAAP measures, as we define them, are not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. EBITDA and Adjusted EBITDA should not be assessed in isolation from, are not intended to represent, and should not be considered to be more meaningful measures than, or alternatives to, measures of operating performance as determined in accordance with GAAP.

Reconciliation of GAAP Net Income Attributable to VOXX International Corporation to EBITDA and Adjusted EBITDA

	Fiscal	Fiscal	Fiscal
	2021	2020	2019
Net income (loss) attributable to VOXX International Corporation	$26,767	$(26,443)	$(46,091)
Adjustments:
Interest expense and bank charges (1)	2,404	2,476	2,223
Depreciation and amortization (1)	10,907	11,175	11,112
Income tax expense (benefit)	4,272	882	(6,131)
EBITDA	44,350	(11,910)	(38,887)
Adjustments:
Stock-based compensation	1,749	2,282	551
Life insurance proceeds	(420)	(1,000)	—
Gain on sale of real property	—	(4,057)	—
Settlement of Hirschmann working capital	—	804	—
Impairment of investment properties in Venezuela	—	—	3,473
Impairment of notes receivable	—	—	16,509
Investment (gain) loss	(42)	(775)	530
Environmental remediation charges	—	—	454
Restructuring charges	—	—	4,588
Intangible asset impairment charges (1)	1,300	19,543	25,789
Adjusted EBITDA	$46,937	$4,887	$13,007

(1)

For purposes of calculating Adjusted EBITDA for the Company, interest expense, bank charges, depreciation and amortization, and intangible asset impairment charges added back to net income (loss) have been adjusted in order to exclude the minority interest portion of these expenses attributable to EyeLock LLC.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of February 28, 2021, we had working capital of $172,543 which includes cash and cash equivalents of $59,404 compared with working capital of $146,798 at February 29, 2020, which included cash and cash equivalents of $37,425. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations, when applicable, and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions, or to further pay down our debt.   The following table summarizes our cash flow activity for all periods presented:

	Year Ended	Year Ended	Year Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Cash provided by (used in):
Operating activities	$36,611	$(1,009)	$22,562
Investing activities	(13,865)	(6,709)	(11,037)
Financing activities	(1,940)	(12,593)	(924)
Effect of exchange rate changes on cash	1,173	(500)	(4,105)
Net increase (decrease) in cash and cash equivalents	$21,979	$(20,811)	$6,496

Net cash used in/provided by operating activities:

Operating activities provided cash of $36,611 for Fiscal 2021, due to factors including sales increases, as well as increases in accounts payable, accrued expenses, and accrued sales incentives. This was offset by increases in inventory and accounts receivable, which were driven by the increases in sales during the fiscal year, as well as due to losses incurred by EyeLock LLC.

During Fiscal 2020, operating activities used cash of $1,009, due to factors including sales declines and losses incurred by EyeLock LLC, as well as decreases in accounts payable, accrued expenses, and accrued sales incentives. This was offset by decreases in inventory and accounts receivable, which were driven by the decreases in sales.

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

Net cash used in/provided by investing activities:

Investing activities used cash of $13,865 during Fiscal 2021, primarily due to the acquisition of DEI in July 2020 (see Note 2), as well as capital additions made by the Company.

Investing activities used cash of $6,709 during Fiscal 2020, primarily due to the acquisition of VSM in January 2020 (see Note 2), as well as capital additions made by the Company. This was offset by the proceeds received from the sale of the Company’s real property in Pulheim, Germany (see Note 11).

Investing activities used cash of $11,037 during Fiscal 2019, primarily as a result of the issuance of notes receivable to 360fly, Inc. (see Note 1(f)), as well as capital additions made by the Company.

Net cash used in/provided by financing activities:

Financing activities used cash of $1,940 during Fiscal 2021, primarily due to the repayment of the Company’s precautionary borrowing of $20,000 from the Credit Facility, payments on the Florida Mortgage, repayments of finance leases, and the payment of deferred finance fees related to the amendment of the Credit Facility in Fiscal 2021, offset by the precautionary borrowing of $20,000 made in April 2020.

During Fiscal 2020, financing activities used cash of $12,593, primarily due to the repayment of outstanding bank obligations, including the entire outstanding balance of Voxx Germany’s Euro asset-based lending facility, and the repurchase of shares of the Company’s Class A common stock.

During Fiscal 2019, financing activities used cash of $924 primarily due to the repayment of outstanding bank obligations, which include mortgages, capital leases, and an asset-based lending facility in Germany, offset by borrowings related to the German asset-based lending facility.

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $127,500. The Credit Facility also includes a $30,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 7(b)). As of February 28, 2021, there was no balance outstanding under the revolving credit facility. The availability under the revolving credit line of the Credit Facility was $96,745 as of February 28, 2021.

All amounts outstanding under the Credit Facility will mature and become due on April 26, 2022; however, it is subject to acceleration upon the occurrence of an Event of Default (as defined in the Credit Agreement). The Company may prepay any amounts outstanding at any time, subject to payment of certain breakage and redeployment costs relating to LIBOR Rate Loans. The commitments under the Credit Facility may be irrevocably reduced at any time, without premium or penalty, as set forth in the Credit Facility.

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that swingline loans may only be designated as Base Rate Loans. Loans under the Credit Facility designated as LIBOR Rate Loans shall bear interest at a rate equal to the then-applicable LIBOR Rate plus a range of 2.00% - 2.50%. Loans under the Credit Facility designated as Base Rate Loans shall bear interest at a rate equal to the applicable margin for Base Rate Loans of 1.00% - 1.50%, as defined in the Credit Facility.

Provided that the Company is in a Compliance Period (the period commencing on that day in which Excess Availability is less than 20% of the Maximum Revolver Amount and ending on a day in which Excess Availability is equal to or greater than 20% for any consecutive 30-day period thereafter), the Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any Change of Control; (ix) make any Restricted Junior Payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an Affiliate of any Borrower or any of their Subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of February 28, 2021, the Company was not in a Compliance Period.

The obligations under the Credit Facility are secured by a general lien on and security interest in substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles, and inventory.  The Company has guaranteed the obligations of the borrowers under the Credit Facility.

On April 19, 2021, the Company amended the Credit Facility. Under the amendment, the committed availability of the revolving credit facility was revised to $140,000 and the maturity date of the facility was extended to April 19, 2026 (see Note 17).

The Company has a Euro asset-based loan facility in Germany with a credit limit of €8,000 that expires on July 31, 2023. The Company's subsidiaries Voxx German Holdings GmbH, Oehlbach Kabel GmbH, and Schwaiger GmbH are authorized to borrow funds under this facility for working capital purposes.

The Company also utilizes supply chain financing arrangements and factoring agreements from time to time as a component of its financing for working capital, which accelerates receivable collection and helps to better manage cash flow. Under these agreements, the Company has agreed from time to time to sell certain of its accounts receivable balances to banking institutions who have agreed to advance amounts equal to the net accounts receivable balances due, less a discount as set forth in the respective agreements (see Note 1(h)). The balances under these agreements are accounted for as sales of accounts receivable, as they are sold without recourse. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company's Consolidated Statements of Cash Flows. Fees incurred in connection with the agreements are recorded as interest expense by the Company. During Fiscal 2020, the Company temporarily suspended its domestic supply chain financing activities; however, the Company has resumed its activities under all supply chain financing arrangements during Fiscal 2021 in response to general economic concerns related to the COVID-19 pandemic.

As noted elsewhere in this report, we expect the COVID-19 pandemic may continue to have an adverse effect on our business. Federal, state, and local governments have taken a variety of actions to contain the spread of COVID-19. Many jurisdictions required mandatory business closures or imposed capacity limitations and other restrictions affecting our operations during Fiscal 2021. We have proactively taken steps to increase available cash including, but not limited to, utilizing existing supply chain financing agreements that had previously been suspended during Fiscal 2020 as noted above, and utilizing funds available under our existing Credit Facility. In April 2020, the Company borrowed $20,000 from its available Credit Facility funds, which was subsequently repaid in November 2020. As further noted in Item 7 and elsewhere in this report, the Company also implemented a number of other measures to help preserve liquidity in response to the COVID-19 pandemic.

Certain contractual cash obligations and other commitments will impact our short and long-term liquidity.  At February 28, 2021, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Finance lease obligations (1)	$720	$418	$302	$—	$—
Operating lease obligations (1)	4,701	1,119	1,581	912	1,089
Total contractual cash obligations	$5,421	$1,537	$1,883	$912	$1,089

Other Commitments
Bank obligations (2)	$—	$—	$—	$—	$—
Stand-by letters of credit (3)	19,656	19,656	—	—	—
Other (4)	7,114	500	1,000	1,000	4,614
Pension obligation (5)	827	—	—	—	827
Unconditional purchase obligations (6)	158,886	158,886	—	—	—
Total commercial commitments	$186,483	$179,042	$1,000	$1,000	$5,441
Total Commitments	$191,904	$180,579	$2,883	$1,912	$6,530

(1)

Represents total principal payments due under finance and operating lease obligations. Total current balances (included in other current liabilities) due under finance and operating leases are $418 and $1,119, respectively, at February 28, 2021. Total long-term balances due under finance and operating leases are $302 and $3,582, respectively at February 28, 2021.

(2)	Represents amounts outstanding under the Company’s domestic Credit Facility and the VOXX Germany asset-based lending facilities at February 28, 2021.
(3)

We issue standby letters of credit to secure certain purchases and insurance requirements. These letters of credit are issued during the ordinary course of business through major domestic banks as requested by certain suppliers.

(4)	This amount represents the outstanding balance of the mortgage for our manufacturing facility in Florida.
(5)	Represents the liability for an employer defined benefit pension plan covering certain eligible current and former employees of VOXX Germany.
(6)

Open purchase obligations represent inventory commitments.  These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and possible future public or private debt and/or equity offerings.  At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which transactions may require the use of cash.  We believe that our cash, other liquid assets, operating cash flows, credit arrangements, and access to equity capital markets, taken together, provides adequate resources to fund ongoing operating expenditures for the next twelve months, including the intercompany loan funding we provide to our majority owned subsidiary, EyeLock LLC. In the event that they do not, we may require additional funds in the future to support our working capital requirements, or for other purposes, and may seek to raise such additional funds through the sale of public or private equity and/or debt financings, as well as from other sources.  No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable when required.

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

Impact of Inflation and Currency Fluctuation

Inflation did not have a material impact on our operations for the years ended February 28, 2021, February 29, 2020 or February 28, 2019. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition, and results of operations. Discussion of the impact of foreign currency fluctuations is included in Item 7A.

In accordance with the guidelines in ASC 830, Venezuela is designated as a hyper-inflationary economy.  A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3-year period. The hyper-inflationary designation requires our local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars. Net currency exchange gains (losses) of $37 and $(2) were recorded for the years ended February 28, 2021 and February 29, 2020, respectively. All currency exchange gains and losses are included in Other (Expense) Income on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has certain U. S. dollar denominated assets and liabilities in its Venezuelan subsidiary, including our U.S. dollar denominated intercompany debt, which has been subject to currency fluctuations associated with the devaluation of the Sovereign Bolivar. The Company also has certain long-lived assets in Venezuela, which are held for investment purposes. During the second quarter of Fiscal 2019, the Company assessed the recoverability of these properties as a result of the country's continued economic deterioration, which included a significant currency devaluation in August of 2018. The Company estimated the future undiscounted cash flows expected to be received from these properties. The estimate of the future undiscounted cash flows considered the Company’s financial condition and its intent and ability to retain its investments for a period of time sufficient to allow for the recovery of the carrying value. The future undiscounted cash flows did not exceed the net carrying value for the long-lived assets. The estimated fair value of the properties, which also considered the current conditions of the economy in Venezuela, the volatility of the real estate market, and the significant political unrest, resulted in a full non-cash impairment charge of $3,473 for the year ended February 28, 2019. This non-cash impairment charge is included in Other (expense) income on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Seasonality

We typically experience seasonality in our operations. Our business is significantly impacted by the holiday season, as we generally sell a substantial amount of our products during September, October, and November due to increased promotional and advertising activities during the holiday season.

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

Marketable Securities

Marketable securities at February 28, 2021, which are related to the Company's deferred compensation plan, are recorded at fair value of $1,777 and have exposure to price fluctuations. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $178 as of February 28, 2021. Actual results may differ.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investments of available cash balances in money market funds and investment grade corporate and U.S. government securities. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed. In connection with our Florida Mortgage, we have debt outstanding in the amount of $7,114 at February 28, 2021. Interest on the Florida Mortgage is charged at 70% of 1-month LIBOR plus 1.54%. We have an interest rate swap for the Florida Mortgage with a notional amount of $7,114 at February 28, 2021 which locks the interest rate at 3.48% (inclusive of credit spread) through the mortgage end date of March 2026.

Foreign Exchange Risk

Voxx conducts business in various non-U.S. countries including Germany, Canada, China, Denmark, the Netherlands, and France and thus is exposed to market risk for changes in foreign currency exchange rates. As a result, we have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the U.S., which can adversely impact our net income and cash flows. A hypothetical 10% adverse change in the foreign currency rates for our international operations would have resulted in a negative impact on sales and net income of approximately $9,190 and $1,010, respectively, for the year ended February 28, 2021.

While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade, and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations, and U. S. dollar denominated purchases in its foreign subsidiaries. The Company enters forward contracts to hedge certain Euro-related transactions. The Company minimizes the risk of nonperformance on the forward contracts by transacting with major financial institutions. During Fiscal 2021, 2020, and 2019, the Company held forward contracts specifically designated for hedging (see Note 1(e) of the Notes to Consolidated Financial Statements). As of February 28, 2021 and February 29, 2020, unrealized (losses) gains of $(720) and $331, respectively, were recorded in other comprehensive income associated with these contracts. A hypothetical 10% adverse change in the fair value of our forward exchange contracts would have resulted in a negative impact of $32 on the fair value of our forward exchange contracts at February 28, 2021. There were no foreign currency hedge contracts outstanding at February 29, 2020.

We are also subject to risk from changes in foreign currency exchange rates from the translation of financial statements of our foreign subsidiaries and for long-term intercompany loans with foreign subsidiaries. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive (loss) income. At February 28, 2021, we had translation exposure to various foreign currencies with the most significant being the Euro, Canadian Dollar, and Mexican Peso.  A hypothetical 10% adverse change in the foreign currency exchange rates would result in a negative impact of $124 on Other comprehensive (loss) income for the year ended February 28, 2021.

The Company continues to monitor the political and economic climate in Venezuela. The Company did not have any sales in Venezuela for the year ended February 28, 2021 and had no significant cash related assets subject to government foreign exchange controls. The Company has certain long-lived assets in Venezuela, which are held for investment purposes. During the second quarter of Fiscal 2019, the Company assessed the recoverability of these properties as a result of the country's continued economic deterioration, which included a significant currency devaluation in August of 2018. The Company concluded that these properties were fully impaired as of its second quarter ended August 31, 2018 and recorded an impairment charge of $3,473 for the year ended February 28, 2019. The non-cash impairment charge is included in Other (expense) income on the Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company's properties held for investment purposes in Venezuela had no value as of February 28, 2021.

Item 8-Consolidated Financial Statements and Supplementary Data

The information required by this item begins on page 59 of this Annual Report on Form 10-K and is incorporated herein by reference.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of February 28, 2021, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were deemed to be effective and adequately designed.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities and Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2021 based on the framework set forth by the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 COSO Framework"). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of February 28, 2021 based on the criteria established in the 2013 COSO Framework.

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

The effectiveness of the Company’s internal control over financial reporting as of February 28, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm who also audited the Company’s Consolidated Financial Statements. Grant Thornton LLP’s report on the effectiveness of the Company’s internal control over financial reporting is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

VOXX International Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of VOXX International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of February 28, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 28, 2021, and our report dated May 13, 2021 expressed an unqualified opinion on those financial statements.

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

May 13, 2021

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the most recently completed fiscal fourth quarter ended February 28, 2021 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

Not Applicable

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accountant Fees and Services) of Form 10-K, will be included in our Proxy Statement for the Annual Meeting of Stockholders, which will be filed on or before June 17, 2021, and such information is incorporated herein by reference.

PART IV

Item 15-Exhibits and Financial Statement Schedules

(1 and 2)     Financial Statements and Financial Statement Schedules.  See Index to Consolidated Financial Statements attached hereto.

(3)       Exhibits.  A list of exhibits is included subsequent to Schedule II on page S-1.

VOXX INTERNATIONAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

VOXX International Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of VOXX International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of February 28, 2021 and February 29, 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2021, and the related notes and financial statement schedule included under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2021 and February 29, 2020, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 28, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 13, 2021 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill and Indefinite-lived Intangible Assets Impairment Assessment

As described further in Note 1 to the financial statements, goodwill and indefinite-lived intangible assets are tested for impairment at least annually in the fourth quarter. We identified the valuation of the Invision reporting unit and the Invision and RCA Accessories indefinite-lived trademarks as a critical audit matter.

Our audit procedures related to the valuation of the Invision reporting unit and the Invision and RCA Accessories indefinite-lived trademarks included the following, among others:

•	We tested the design and operating effectiveness of management’s controls over the Company’s budgeting process and management’s review of the data used in the valuation models.
•

We compared the significant assumptions included in the budget to current industry and economic trends, the Company’s historical results and other guideline companies within the same industry and assessed consistency of assumptions with other areas of the audit.

•

We assessed the historical accuracy of management’s estimates and assessed the reasonableness of significant assumptions to evaluate the impact to the fair value of the Invision reporting unit and the Invision and RCA Accessories indefinite-lived trademarks resulting from changes in these assumptions.

•

We used valuation specialists to assist with assessing the appropriateness of the valuation methodology, testing the reasonableness of discount rates and royalty rates and comparing management’s calculation of implied multiples of the reporting units to guideline companies.

Accounting for Sales Incentives

As described in Note 1 to the financial statements, the Company offers various sales incentives to its customers, which constitute variable consideration and are recorded as a reduction of revenue.  The Company has accrued $25.3 million of sales incentives as of February 28, 2021. Depending on the specific facts and circumstances, the Company utilizes either the most likely amount or expected value methods to estimate the effect of uncertainty on the amount of variable consideration to which the Company would be entitled.

Our audit procedures related to the accounting for sales incentives included the following, among others:

•

We tested the design and operating effectiveness of management’s controls over the Company’s sales incentive process and management’s review of the completeness and accuracy of estimated variable consideration.

•

We gained an understanding of the Company’s sales incentive programs as well as tested the accuracy and completeness of the underlying data used in the calculations and evaluated the significant assumptions used by management to estimate its accrual.

•

We tested gross sales using both analytical procedures and by examining a sample of individual sales incentive transactions. When analytical procedures were performed, we predicted sales incentives based on the relationship of historical information of sales incentives to gross sales. When individual sales incentive transactions were examined, we obtained evidence of the sales incentive agreement with the customer and the amount expected to be realized by the customer.

•

We tested claims made subsequent to year-end by comparing actual promotional claims to management’s historical estimate to validate whether the accrued sales incentives as of February 28, 2021 were reasonable.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2003.

Melville, New York

May 13, 2021

VOXX International Corporation and Subsidiaries

Consolidated Balance Sheets

February 28, 2021 and February 29, 2020

(In thousands, except share data)

	February 28, 2021	February 29, 2020
Assets
Current assets:
Cash and cash equivalents	$59,404	$37,425
Accounts receivable, net	106,165	69,714
Inventory, net	130,793	99,110
Receivables from vendors	277	230
Prepaid expenses and other current assets	22,266	10,885
Income tax receivable	434	456
Total current assets	319,339	217,820
Investment securities	1,777	2,282
Equity investments	23,267	21,924
Property, plant and equipment, net	52,026	51,424
Operating lease, right of use asset	4,572	3,143
Goodwill	58,311	55,000
Intangible assets, net	90,104	88,288
Deferred income tax assets	99	52
Other assets	1,323	1,638
Total assets	$550,818	$441,571
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$61,826	$22,096
Accrued expenses and other current liabilities	53,392	34,046
Income taxes payable	1,587	1,523
Accrued sales incentives	25,313	12,250
Contract liabilities, current	4,178	—
Current portion of long-term debt	500	1,107
Total current liabilities	146,796	71,022
Long-term debt, net of debt issuance costs	5,962	6,099
Finance lease liabilities, less current portion	302	720
Operating lease liabilities, less current portion	3,582	2,391
Deferred compensation	1,777	2,282
Deferred income tax liabilities	6,645	3,828
Other tax liabilities	1,170	1,225
Other long-term liabilities	5,255	3,294
Total liabilities	171,489	90,861
Commitments and contingencies (Note 15)
Redeemable equity (Note 1(u))	3,260	2,481
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (Note 9)	—	—
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 24,416,194 and 24,306,194 shares issued and 21,666,976 and 21,556,976 shares outstanding at February 28, 2021 and February 29, 2020, respectively	245	244
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	300,402	299,228
Retained earnings	148,906	122,139
Accumulated other comprehensive loss	(14,977)	(19,055)
Less: Treasury stock, at cost, 2,749,218 shares of Class A Common Stock at both February 28, 2021 and February 29, 2020	(23,918)	(23,918)
Less: Redeemable equity	(3,260)	(2,481)
Total VOXX International Corporation stockholders' equity	407,420	376,179
Non-controlling interest	(31,351)	(27,950)
Total stockholders' equity	376,069	348,229
Total liabilities and stockholders' equity	$550,818	$441,571

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

Years Ended February 28, 2021, February 29, 2020, and February 28, 2019

(In thousands, except share and per share data)

	Year Ended	Year Ended	Year Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Net sales	$563,605	$394,889	$446,816
Cost of sales	405,058	285,113	325,399
Gross profit	158,547	109,776	121,417

Operating expenses:
Selling	43,786	39,319	41,731
General and administrative	70,085	68,928	66,935
Engineering and technical support	20,897	21,602	24,387
Intangible asset impairment charges (Note 1(k))	1,300	30,230	25,789
Restructuring expense	—	—	4,588
Total operating expenses	136,068	160,079	163,430
Operating income (loss)	22,479	(50,303)	(42,013)
Other (expense) income:
Interest and bank charges	(2,979)	(2,975)	(3,788)
Equity in income of equity investee	7,350	5,174	6,618
Gain on sale of real property (Note 11)	—	4,057	—
Impairment of Venezuela investment properties (Note 1(p))	—	—	(3,473)
Impairment of notes receivable (Note 1(f))	—	—	(16,509)
Investment gain (loss) (Note 1(f))	42	775	(530)
Other, net	746	2,332	732
Total other income (expense), net	5,159	9,363	(16,950)

Income (loss) before income taxes	27,638	(40,940)	(58,963)
Income tax expense (benefit)	4,272	882	(6,131)
Net income (loss)	$23,366	$(41,822)	$(52,832)
Less: net loss attributable to non-controlling interest	(3,401)	(15,379)	(6,741)
Net income (loss) attributable to VOXX International Corporation	$26,767	$(26,443)	$(46,091)

Other comprehensive income (loss):
Foreign currency translation adjustments	4,365	(1,517)	(3,195)
Derivatives designated for hedging, net of tax	(305)	(505)	461
Pension plan adjustments, net of tax	18	(89)	(12)
Unrealized holding gain on available-for-sale investment securities arising during the period, net of tax	-	-	24
Other comprehensive income (loss), net of tax	4,078	(2,111)	(2,722)
Comprehensive income (loss) attributable to VOXX International Corporation	$30,845	$(28,554)	$(48,813)

Net income (loss) per common share attributable to VOXX International Corporation - basic	$1.11	$(1.08)	$(1.89)

Net income (loss) per common share attributable to VOXX International Corporation - diluted	$1.09	$(1.08)	$(1.89)

Weighted-average common shares outstanding (basic)	24,201,221	24,394,663	24,355,791
Weighted-average common shares outstanding (diluted)	24,650,106	24,394,663	24,355,791

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years Ended February 28, 2021, February 29, 2020, and February 28, 2019

(In thousands, except share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests	Treasury Stock	Redeemable Equity	Total Stock- holders' Equity
Balances at February 28, 2018	$278	$296,395	$194,673	$(14,222)	$(5,830)	$(21,176)	$—	$450,118
Net loss	—	—	(46,091)	—	(6,741)	—	—	(52,832)
Other comprehensive loss, net of tax	—	—	—	(2,722)	—	—	—	(2,722)
Adjustment to common stock	(14)	—	—	—	—	—	—	(14)
Stock-based compensation expense	—	551	—	—	—	—	—	551
Balances at February 28, 2019	264	296,946	148,582	(16,944)	(12,571)	(21,176)	-	395,101
Net loss	—	—	(26,443)	—	(15,379)	—	—	(41,822)
Other comprehensive loss, net of tax	—	—	—	(2,111)	—	—	—	(2,111)
Reclassification of stockholders' equity to redeemable equity (Note 1(u))	—	—	—	—	—	—	(745)	(745)
Repurchase of 581,124 shares of common stock	—	—	—	—	—	(2,742)	—	(2,742)
Stock-based compensation expense	2	2,282	—	—	—	—	(1,736)	548
Balances at February 29, 2020	266	299,228	122,139	(19,055)	(27,950)	(23,918)	(2,481)	348,229
Net income (loss)	—	—	26,767	—	(3,401)	—	—	23,366
Other comprehensive income, net of tax	—	—	—	4,078	—	—	—	4,078
Settlement of SERP restricted stock units	—	(575)	—	—	—	—	—	(575)
Stock-based compensation expense	1	1,749	—	—	—	—	(779)	971
Balances at February 28, 2021	$267	$300,402	$148,906	$(14,977)	$(31,351)	$(23,918)	$(3,260)	$376,069

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended February 28, 2021, February 29, 2020, and February 28, 2019

(Amounts in thousands)

	Year Ended	Year Ended	Year Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Cash flows from operating activities:
Net income (loss)	$23,366	$(41,822)	$(52,832)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,033	12,398	12,344
Amortization of deferred financing costs	623	822	822
Intangible asset impairment charges	1,300	30,230	25,789
Bad debt (recovery) expense	(316)	720	507
Reduction in the carrying amount of the right of use asset	1,169	880	-
Impairment of notes receivable	-	-	16,509
Loss (gain) on forward contracts	224	(491)	7
Equity in income of equity investee	(7,350)	(5,174)	(6,618)
Distribution of income from equity investees	6,009	5,136	6,594
Deferred income tax expense (benefit), net	2,653	(1,337)	(7,110)
(Loss) gain on disposal of property, plant and equipment	-	(3,791)	106
Non-cash compensation adjustment	(505)	(320)	(896)
Non-cash stock-based compensation expense	1,749	2,282	551
(Gain) loss on investment	(42)	(775)	530
Impairment of Venezuela investment properties	-	-	3,473
Changes in operating assets and liabilities (net of assets and liabilities) acquired):
Accounts receivable	(29,602)	5,692	5,600
Inventory	(22,735)	9,571	13,912
Receivables from vendors	(44)	777	(521)
Prepaid expenses and other	(10,753)	423	4,917
Investment securities-equity	505	576	762
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	59,414	(17,378)	480
Income taxes receivable/payable	(87)	572	(2,364)
Net cash provided by (used in) operating activities	36,611	(1,009)	22,562
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,907)	(2,914)	(4,761)
Proceeds from sale of property, plant and equipment	-	11,930	78
Proceeds from sale of long-term investment	42	775	-
Issuance of notes receivable	-	-	(6,354)
Purchase of acquired businesses, less cash acquired (Note 2)	(11,000)	(16,500)	-
Net cash used in investing activities	(13,865)	(6,709)	(11,037)
Cash flows from financing activities:
Borrowings from bank obligations	20,000	-	1,958
Repayments on bank obligations	(20,500)	(9,205)	(2,480)
Principal payments on finance lease obligations	(605)	(646)	(402)
Deferred financing costs	(260)	-	-
Settlement of restricted stock units	(575)	-	-
Purchase of treasury stock	-	(2,742)	-
Net cash used in financing activities	(1,940)	(12,593)	(924)
Effect of exchange rate changes on cash	1,173	(500)	(4,105)
Net increase (decrease) in cash and cash equivalents	21,979	(20,811)	6,496
Cash and cash equivalents at beginning of year	37,425	58,236	51,740
Cash and cash equivalents at end of year	$59,404	$37,425	$58,236
Supplemental Cash Flow Information:
Non-cash investing and financing activities:
Adjustments to goodwill due to measurement period adjustments, net	$21	$—	$—
Settlement of debt with receivables	607	-	-
Capital expenditures funded by long-term obligations	-	-	360
Issuance of redeemable equity	779	1,736	-
Reclassification of stockholders' equity to redeemable equity	-	745	-
Acquisition of patents	-	-	2,600
Right of use assets obtained in exchange for operating lease obligations	772	1,312	-
Property, plant, and equipment obtained in exchange for finance lease obligations	-	1,024	-
Right of use assets recorded in exchange for operating lease obligations upon the adoption of ASC 842	—	2,227	—
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,169	$880	$—
Operating cash flows from finance leases	28	47	—
Financing cash flows from finance leases	605	646	—
Cash paid during the period for:
Interest, excluding bank charges	$1,101	$1,034	$1,728
Income taxes (net of refunds)	1,807	1,551	3,212

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries

Notes to Consolidated Financial Statements

February 28, 2021

(Amounts in thousands, except share and per share data)

1)	Description of Business and Summary of Significant Accounting Policies
a)	Description of Business

VOXX International Corporation ("Voxx," "We," "Our," "Us" or the “Company") is a leading international manufacturer and distributor in the Automotive Electronics, Consumer Electronics, and Biometrics industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image, and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through nineteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., VOXX German Holdings GmbH ("Voxx Germany"), Audiovox Canada Limited, Voxx Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc.,  Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Premium Audio Company LLC ("Klipsch"), Omega Research and Development, LLC ("Omega"), Voxx Automotive Corp., Audiovox Websales LLC, VSM-Rostra LLC (“VSM”), VOXX DEI LLC, and VOXX DEI Canada LLC (collectively, with VOXX DEI LLC, “DEI”), as well as a majority-owned subsidiary, EyeLock LLC ("EyeLock"). We market our products under the Audiovox® brand name, other brand names and licensed brands, such as 808®, Acoustic Research®, Advent®, Avital®, Car Link®, Chapman®, Clifford®, Code-Alarm®, Crimestopper™, Discwasher®, Energy®, Heco®, Invision®, Jamo®, Klipsch®, Mac Audio™, Magnat®, Mirage®, myris®, Oehlbach®, Omega®, Prestige®, Project Nursery®, Python®, RCA®, RCA Accessories®, Rosen®, Rostra®, Schwaiger®, Smart Start®, Terk®, Vehicle Safety Automotive, Viper®, and Voxx Automotive, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products and Onkyo and Pioneer products in North America.

The Company's fiscal year ends on the last day of February.
b)	Principles of Consolidation, Reclassifications and Accounting Principles

The consolidated financial statements and accompanying notes include the financial statements of VOXX International Corporation and its wholly and majority-owned subsidiaries and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270, and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior years have been reclassified to conform to the current year presentation. During the year ended February 28, 2021, as a result of the acquisition of certain assets of Directed LLC and Directed Electronics Canada Inc. and the increase in web-based sales, the Company reviewed its operating and non-operating expenses to determine whether amounts reported were in line with industry practice. As a result of this review, the Company determined it is appropriate to present credit card fees within Selling expenses. These fees, which are not material to the Company’s consolidated financial statements, were previously presented within Other (expense) income during the years ended February 29, 2020 and February 28, 2019 and have been reclassified.

The Company follows FASB ASC 810-10-45-21 to report a non-controlling interest in the consolidated balance sheets within the equity section, separately from the Company’s retained earnings. Non-controlling interest represents the non-controlling interest holder’s proportionate share of the equity of the Company’s majority-owned subsidiary, EyeLock. Non-controlling interest is adjusted for the non-controlling interest holder’s proportionate share of the earnings or losses and other comprehensive income (loss), if any, and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method.  The Company's share of its equity method investee's earnings or losses is included in Other (expense) income in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). The Company eliminates its pro rata share of gross profit on sales to its equity method investee for inventory on hand at the investee at the end of the year. Investments in which the Company does not exercise significant influence over the investee, and which do not have readily determinable fair values, are accounted for under the cost method.
c)	Use of Estimates

The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect reported amounts of assets, liabilities, revenue, and expenses.  Such estimates include revenue recognition; accrued sales incentives; the allowance for doubtful accounts; inventory valuation; valuation of long-lived assets; valuation and impairment assessment of  goodwill, trademarks, and other intangible assets; warranty reserves; stock-based compensation; recoverability of deferred tax assets; and the reserve for uncertain tax positions at the date of the consolidated financial statements. Actual results could differ from those estimates.
d)	Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds with original maturities of three months or less when purchased.  Cash and cash equivalents amounted to $59,404 and $37,425 at February 28, 2021 and February 29, 2020, respectively. The Company places its cash and cash equivalents in institutions and funds of high credit quality. As many of our balances are in excess of government insurance, we perform periodic evaluations of these institutions and funds. Cash amounts held in foreign bank accounts amounted to $2,213 and $3,396 at February 28, 2021 and February 29, 2020, respectively, none of which would be subject to United States federal income taxes if made available for use in the United States. The Tax Cuts and Jobs Act provides a 100% participation exemption on dividends received from foreign corporations after January 1, 2018 as the United States has moved away from a worldwide tax system and closer to a territorial system for earnings of foreign corporations.
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

At February 28, 2021 and February 29, 2020, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

The following table presents assets and liabilities measured at fair value on a recurring basis at February 28, 2021:

		Fair Value Measurements at Reporting Date Using
	Carrying Value	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$59,404	$59,404	$—
Derivatives
Designated for hedging	$(765)	$—	$(765)

Investment securities:
Mutual funds	$1,777	$1,777	$—
Total investment securities	$1,777	$1,777	$—

The following table presents assets and liabilities measured at fair value on a recurring basis at February 29, 2020:

		Fair Value Measurements at Reporting Date Using
	Carrying Value	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$37,425	$37,425	$—
Derivatives
Designated for hedging	$(476)	$—	$(476)
Investment securities:
Mutual funds	$2,282	$2,282	$—
Total investment securities	$2,282	$2,282	$—

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

Non-financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired. As of February 28, 2021 and February 29, 2020, certain non-financial assets were measured at fair value subsequent to their initial recognition. See Note 1(k) for the discussion of the impairment of certain intangible assets.

Derivative Instruments

The Company's derivative instruments include forward foreign currency contracts and an interest rate swap agreement. The forward foreign currency contracts are utilized to hedge a portion of its foreign currency inventory purchases. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). Open foreign currency contracts are classified in the balance sheet according to their terms. The duration of open forward foreign currency contracts ranged from 1 month to 12 months at February 28, 2021. The Company’s interest rate swap agreement hedges interest rate exposure related to the forecasted outstanding balance of its Florida Mortgage with monthly payments due through March 2026. The swap agreement locks the interest rate on the debt at 3.48% (inclusive of credit spread) through the maturity date of the mortgage. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of our interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments. The interest rate swap is classified in the balance sheet as either an asset or a liability based on the fair value of the instrument at the end of the period.

Financial Statement Classification

The Company holds derivative instruments that are designated as hedging instruments. The following table discloses the fair value as of February 28, 2021 and February 29, 2020 for derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	February 28, 2021	February 29, 2020
Designated derivative instruments
Foreign currency contracts	Prepaid expenses and other current assets	$412	$—
	Accrued expenses and other current liabilities	(731)	-
Interest rate swap	Other long-term liabilities	(446)	(476)

Total derivatives		$(765)	$(476)

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

During Fiscal 2021, the Company entered into forward foreign currency contracts which have a current notional value of $11,600 and are designated as cash flow hedges at February 28, 2021. The current outstanding notional value of the Company's interest rate swap at February 28, 2021 is $7,114. For cash flow hedges, the effective portion of the gain or loss is reported as a component of Other comprehensive (loss) income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The net gain recognized in Other comprehensive (loss) income for foreign currency contracts is expected to be recognized in cost of sales within the next fifteen months.  No amounts were excluded from the assessment of hedge effectiveness during the respective periods. During the years ended February 28, 2021 and February 29, 2020, no contracts originally designated for hedge accounting were de-designated. The gain or loss on the Company’s interest rate swap is recorded in Other comprehensive (loss) income and subsequently reclassified into Interest and bank charges in the period in which the hedged transaction affects earnings. As of February 28, 2021, no contracts originally designated for hedge accounting were terminated.

Activity related to cash flow hedges recorded during the twelve months ended February 28, 2021 and February 29, 2020 was as follows:

	February 28, 2021		February 29, 2020
	Gain (Loss) Recognized in Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Income	Gain (Loss) Recognized in Other Comprehensive Income	Gain Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	$(720)	$(238)	$331	$428
Interest rate swaps	$30	$—	$(392)	$—

f)	Investment Securities

As of February 28, 2021 and February 29, 2020, the Company had the following investments:

February 28, 2021
Carrying Value
Investment Securities
Marketable Equity Securities
Mutual funds	$1,777
Total Marketable Equity Securities	1,777
Total Investment Securities	$1,777

February 29, 2020
Carrying Value
Investment Securities
Marketable Equity Securities
Mutual funds	$2,282
Total Marketable Equity Securities	2,282
Total Investment Securities	$2,282

Long-Term Investments

Equity Securities

Marketable equity securities are measured and recorded at fair value with changes in fair value recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Mutual Funds

The Company’s mutual funds are held in connection with its deferred compensation plan. Changes in the carrying value of these securities are offset by changes in the corresponding deferred compensation liability.

Changes in fair value of equity securities are recorded within the Consolidated Statements of Operations and Comprehensive Income (Loss).

Investments Held at Cost, Less Impairment

During Fiscal 2018, RxNetworks, a Canadian company in which Voxx held a cost method investment consisting of shares of the investee's preferred stock, was sold to a third party. In consideration for its holdings in RxNetworks, Voxx received cash, as well as a proportionate share of the value (consisting of common stock) in Fathom Systems Inc. ("Fathom"), a subsidiary of RxNetworks. As a result of this transaction, Voxx recognized a gain on the investment in Fiscal 2018; however, a portion of the cash proceeds was subject to a hold-back provision, which was not included in the calculation of this gain in Fiscal 2018. During Fiscal 2019, Fathom repurchased all of the outstanding common stock of its shareholders for a price per share significantly below the value when issued. This resulted in a loss on Voxx's investment in Fathom of $530 for the year ended February 28, 2019. Voxx had no remaining investment or ownership in Fathom Systems Inc. subsequent to February 28, 2019. In Fiscal 2020, the Company received a portion of the proceeds that were held back in the Fiscal 2018 transaction to sell the RxNetworks investment, as the hold-back provision expired, and certain cash proceeds were released to Voxx. The Company recorded an investment gain of $775 for the year ended February 29, 2020 for these proceeds received. During the third quarter of Fiscal 2021, a final disbursement of all remaining proceeds related to the sale of the RxNetworks investment was received in the amount of $42, which was recorded as an investment gain for the year ended February 28, 2021.

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

As all of the notes receivable were due from the same debtor, all the notes were deemed to have the same credit quality. The notes receivable were on a non-accrual status during the year ended February 28, 2019, as payment of interest was not reasonably assured. The credit quality of the notes receivable was previously deemed to not present a significant risk of loss or default of the principal payments based upon on-going business developments. During the fourth quarter of Fiscal 2019, the credit quality of the debtor deteriorated.

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

We account for a contract or purchase order when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the product passes to the customer, which is upon shipment, unless otherwise specified within the customer contract or on the purchase order as delivery, and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations related to timing of product shipment that will be satisfied in different accounting periods. When that is the case, revenue is deferred until each performance obligation is met. Within our Automotive Electronics segment, while the majority of the contracts we enter into with Original Equipment Manufacturers (“OEM”) are long-term supply arrangements, the performance obligations are established by the enforceable contract, which is generally considered to be the purchase order. The purchase orders are of durations less than one year. As such, the Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed. The Company has also elected the practical expedient in ASC 340-40-25-4, whereby the Company recognizes incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets the Company otherwise would have recognized is one year or less.

Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue, and recorded on a net basis.

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of automotive electronic, consumer electronic, and biometric products. Our consumer electronic products primarily consist of finished goods sold to retail and commercial customers, consisting of premium audio and other consumer electronic products. Our automotive products are sold both to OEM and aftermarket customers. Our biometric products are primarily sold to retail and commercial customers. We recognize revenue for sales to our customers when transfer of control of the related good or service has occurred. The majority of our revenue was recognized under the point in time approach for the years ended February 28, 2021, February 29, 2020, and February 28, 2019. Contract terms with certain of our OEM customers could result in products and services being transferred over time as a result of the customized nature of some of our products, together with contractual provisions in the customer contracts that provide us with an enforceable right to payment for performance completed to date; however, under typical terms, we do not have the right to consideration until the time of shipment from our manufacturing facilities or distribution centers, or until the time of delivery to our customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to our right to consideration at the time of shipment or delivery.

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

Under ASC Topic 606, we present a refund liability and a return asset within the Consolidated Balance Sheet. The changes in the refund liability are reported in net sales, and the changes in the return asset are reported in cost of sales in the Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 14 for return asset and refund liability balances as of February 28, 2021 and February 29, 2020.

We warrant our products against certain defects in material and workmanship, when used as designed, for periods of time which primarily range from 30 days to 3 years. We offer limited lifetime warranties on certain products, which limit the customer’s remedy to the repair or replacement of the defective product or part for the original owner for the designated lifetime of the product, or for the life of the vehicle, if it is an automotive product. We do not sell extended warranties.

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. See Note 14 for contract asset and liability balances as of February 28, 2021 and February 29, 2020.
h)	Accounts Receivable

The majority of the Company's accounts receivable are due from companies in the retail, mass merchant and OEM industries. Credit is extended based on an evaluation of a customer's financial condition. Accounts receivable are generally due within 30 days to 60 days and are stated at amounts due from customers, net of an allowance for credit losses. Accounts outstanding longer than the contracted payment terms are considered past due.

Accounts receivable are comprised of the following:

	February 28, 2021	February 29, 2020
Trade accounts receivable	$108,862	$72,419
Less:
Allowance for credit losses	1,593	1,954
Allowance for cash discounts	1,104	751
	$106,165	$69,714

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers' current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within management's expectations and the provisions established, the Company cannot guarantee it will continue to experience the same credit loss rates that have been experienced in the past. The Company writes off accounts receivable balances when collection efforts have been exhausted and deemed uncollectible. Our five largest customer balances comprise 25% of our accounts receivable balance as of February 28, 2021. A significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of accounts receivable and our results of operations.

On March 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which did not have a material impact on our financial statements. Our financial instruments consist of trade receivables arising from revenue transactions in the ordinary course of business. We extend credit to customers based on pre-defined criteria and trade receivables are generally due within 30 to 60 days.

The Company has three supply chain financing agreements and factoring agreements with certain financial institutions to accelerate receivable collection and better manage cash flow. Under the agreements, the Company has agreed to sell these institutions certain of its accounts receivable balances from time to time. For those accounts receivables tendered to the banks that the banks choose to purchase, the banks have agreed to advance an amount equal to the net accounts receivable balances due, less a discount or fee as set forth in the respective agreements. The balances under these agreements are sold without recourse and are accounted for as sales of accounts receivable. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company's Consolidated Statements of Cash Flows. Total balances sold under the agreements, net of discounts, for the years ended February 28, 2021, February 29, 2020, and February 28, 2019 were approximately $100,800, $79,100 and $104,600, respectively. Fees incurred in connection with these agreements totaled approximately $330, $370 and $930 for the years ended February 28, 2021, February 29, 2020 and February 28, 2019, respectively, and are recorded within Interest and bank charges in the Consolidated Statements of Operations and Comprehensive Income (Loss). During Fiscal 2020, the Company temporarily suspended two of its domestic supply chain finance arrangements, as the Company had sufficient cash on hand for operations, as well as due to rising fees charged on factored balances. During Fiscal 2021, the Company resumed its factoring activities under all of its agreements in response to general economic concerns related to the COVID-19 pandemic. The Company has the option to suspend and resume its activity under the existing arrangements at any time.
i)	Inventory

The Company values its inventory at the lower of cost or net realizable value ("NRV"). NRV is defined as estimated selling prices less costs of completion, disposal, and transportation. The cost of inventory is determined primarily on an average basis with a portion valued at standard cost, which approximates actual costs on the first-in, first-out basis. The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily on selling prices, indications from customers based upon current price negotiations and purchase orders.  The Company's industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand. In addition, and as necessary, specific reserves for future known or anticipated events may be established.  The Company recorded inventory write-downs of $2,032, $3,050 and $4,580 for the years ended February 28, 2021, February 29, 2020 and February 28, 2019, respectively.

Inventories by major category are as follows:

	February 28, 2021	February 29, 2020
Raw materials	$21,228	$29,115
Work in process	1,732	2,366
Finished goods	107,833	67,629
Inventory, net	$130,793	$99,110

j)	Property, Plant and Equipment

Property, plant, and equipment are stated at cost less accumulated depreciation. Property under a finance lease is stated at the present value of minimum lease payments. Major improvements and replacements that extend service lives of the assets are capitalized. Minor replacements, and routine maintenance and repairs are charged to expense as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the Consolidated Balance Sheets.

A summary of property, plant and equipment, net, is as follows:

	February 28, 2021	February 29, 2020
Land	$7,068	$6,978
Buildings	43,987	43,801
Property under finance lease	2,503	2,503
Furniture and fixtures	4,424	4,152
Machinery and equipment	9,785	8,245
Construction-in-progress	1,587	483
Computer hardware and software	41,178	38,808
Automobiles	729	735
Leasehold improvements	2,688	1,858
	113,949	107,563
Less accumulated depreciation and amortization	61,923	56,139
	$52,026	$51,424

Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	20	-	40 years
Furniture and fixtures	5	-	15 years
Machinery and equipment	5	-	15 years
Computer hardware and software	3	-	5 years
Automobiles			3 years

Leasehold improvements are depreciated over the shorter of the lease term or estimated useful life of the asset. Assets acquired under finance leases are amortized over the term of the respective lease. Accumulated amortization of assets under finance lease totaled $1,805 and $1,209 at February 28, 2021 and February 29, 2020, respectively.

Depreciation and amortization of property, plant and equipment amounted to $5,607, $5,343 and $5,360 for the years ended February 28, 2021, February 29, 2020 and February 28, 2019, respectively. Included in depreciation and amortization expense is amortization of computer software costs of $1,252, $1,474 and $1,537 for the years ended February 28, 2021, February 29, 2020 and February 28, 2019, respectively. Also included in depreciation and amortization expense is $596, $684 and $491 of amortization expense related to property under finance leases for the years ended February 28, 2021, February 29, 2020 and February 28, 2019, respectively.

See Note 11 for discussion of the sale of the Company’s real property in Pulheim Germany during the year ended February 29, 2020 and the gain recognized of $4,057. See Note 1(p) for discussion of long-lived asset impairment charges recorded for the year ended February 28, 2019 related to real estate properties held by the Company's Venezuela subsidiary.
k)	Goodwill and Intangible Assets

Goodwill and other intangible assets consist of the excess over the fair value of net assets acquired (goodwill) and other intangible assets (patents, contracts, trademarks/tradenames, developed technology and customer relationships).  Values assigned to the respective assets are determined in accordance with ASC 805 "Business Combinations" ("ASC 805") and ASC 350 "Intangibles – Goodwill and Other" ("ASC 350").

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of the underlying net assets acquired. We use various valuation techniques to determine the fair value of the assets acquired, with the primary techniques being the discounted future cash flow method, relief from royalty method, and the multi-period excess earnings methods, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Inputs to these valuation approaches that require significant judgment include: (i) forecasted sales, growth rates and customer attrition rates, (ii) forecasted operating margins, (iii) royalty rates and discount rates used to present value future cash flows, (iv) the amount of synergies expected from the acquisition, (v) the economic useful life of assets, and (vi) the evaluation of historical tax positions.  In certain instances, historical data is limited so we base our estimates and assumptions on budgets, business plans, economic projections, anticipated future cash flows and marketplace data.

The guidance in ASC 350, including management’s business intent for its use; ongoing market demand for products relevant to the category and their ability to generate future cash flows; legal, regulatory, or contractual provisions on its use or subsequent renewal, as applicable; and the cost to maintain or renew the rights to the assets, are considered in determining the useful life of all intangible assets.  If the Company determines that there are no legal, regulatory, contractual, competitive, economic, or other factors which limit the useful life of the asset, an indefinite life will be assigned and evaluated for impairment as indicated below.  Goodwill and other intangible assets that have an indefinite useful life are not amortized.  Intangible assets that have a definite useful life are amortized on either an accelerated or a straight-line basis over their estimated useful lives.

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

Goodwill and indefinite-lived intangible assets are tested annually for impairment on the last day of the Company’s fiscal year, and at any time upon occurrence of certain events or changes in circumstances. When testing goodwill and/or indefinite-lived intangible assets for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit or indefinite-lived intangible asset is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform a quantitative impairment test; otherwise, no further analysis is required. Under the qualitative assessment, we consider various qualitative factors, including macroeconomic conditions, relevant industry and market trends, cost factors, overall financial performance, other entity-specific events, and events affecting the reporting unit or indefinite-lived intangible asset that could indicate a potential change in fair value of our indefinite-lived intangible asset or reporting unit or the composition of its carrying values. We also consider the specific future outlook for the reporting unit or indefinite-lived intangible asset. We also may elect not to perform the qualitative assessment and instead, proceed directly to the quantitative impairment test. Goodwill is considered impaired if the carrying value of the reporting unit's goodwill exceeds its estimated fair value. Intangible assets with indefinite lives are considered impaired if the carrying value exceeds the estimated fair value.

Voxx's reporting units that carry goodwill are Invision, Rosen, VSM, DEI, and Klipsch. The Company has three operating segments based upon its products and internal organizational structure (see Note 13). These operating segments are the Automotive Electronics, Consumer Electronics, and Biometrics segments. The Invision, Rosen, VSM, and DEI reporting units are located within the Automotive Electronics segment and the Klipsch reporting unit is located within the Consumer Electronics segment.

The Company performed its annual impairment test for goodwill as of February 28, 2021. The Company performed its annual impairment test for one of its reporting units qualitatively and assessed whether it was more likely than not that the respective fair value of this reporting unit was less than its carrying amount. The Company determined that impairment of goodwill was not likely in this reporting unit and thus was not required to perform a quantitative analysis for this reporting unit. For the remaining reporting units, the Company performed a quantitative analysis and concluded that the fair values of the reporting units were in excess of their carrying value, with no impairment indicated as of February 28, 2021. The discount rates (developed using a weighted average cost of capital analysis) used in the goodwill quantitative test ranged from 12.8% to 14.0%. No goodwill impairment charges were recorded during the years ended February 28, 2021, February 29, 2020 and February 28, 2019. The goodwill balances of Invision, Klipsch, Rosen, VSM, and DEI at February 28, 2021 are $7,372, $46,533, $880, $572, and $2,954, respectively.

The Company also tested its indefinite-lived intangible assets as of February 28, 2021 as part of its annual impairment testing. The Company performed its annual impairment test for one of its indefinite-lived intangibles qualitatively and assessed whether it was more likely than not that the respective fair value of this indefinite-lived intangible asset was less than its carrying amount. The Company determined that impairment of this indefinite-lived intangible was not likely, and thus was not required to perform a quantitative analysis for this indefinite-lived intangible asset. For the remaining indefinite-lived assets, the Company performed a quantitative analysis and concluded that one of the indefinite-lived assets in the Consumer Electronics segment was impaired in the amount of $1,300. The impairment was the result of shortfalls in sales due to reduced demand of the product category. The assessments on the remaining indefinite-lived intangibles concluded that there was no impairment as of February 28, 2021. To perform these quantitative impairment analyses, the respective fair values were estimated using a relief-from-royalty method, applying royalty rates of 1.0% to 6.0% for the trademarks after reviewing comparable market rates, the profitability of the products associated with relative intangible assets, and other qualitative factors. We determined that risk-adjusted discount rates ranging from 12.8% to 14.0% were appropriately developed using a weighted average cost of capital analysis. The long-term growth rates ranged from 0% to 3.0%. Related long-lived assets were tested for recoverability and determined to be recoverable and therefore no additional impairments related to long-lived assets were recorded in the Consumer Electronics segment.

At February 29, 2020, several of the Company’s indefinite-lived intangible assets were determined to be impaired as a result of the annual impairment analysis. Specifically, the Company determined that several of its indefinite-lived trademarks in the Consumer Electronics segment were impaired. The impairments were the result of the Company being unable to secure product placement into customer stores, anticipated shortfalls in sales due to economic uncertainty as a result of the COVID-19 pandemic, reduced demand from a large traditional brick-and-mortar customer, along with continued declines in the German economy. As a result, several indefinite-lived tradenames in the Consumer Electronics segment were impaired resulting in impairment charges of $2,828 recorded for the year ended February 29, 2020. Related long-lived assets were tested for recoverability and determined to be recoverable and therefore no additional impairments related to long-lived assets were recorded in the Consumer Electronics segment. Additionally, in the Biometrics segment, the Company determined that its indefinite-lived trademark was impaired.  The impairment of the trademark was the result of lack of customer acceptance of the related technology, lower than anticipated results, adjusted expectations for demand and anticipated delays of product deployment with target customers due to economic uncertainty given the COVID-19 pandemic. Related long-lived assets in the Biometrics segment were tested for recoverability and determined not to be recoverable. The fair value of the long-lived assets that were not recoverable were estimated, and when compared to their carrying value, were determined to also be impaired. As a result, total impairments in the Biometric segment of $27,402 for indefinite-lived and definite-lived intangible assets were recorded for the year ended February 29, 2020.

The combined impairment charges for both the Consumer Electronics segment and the Biometrics segment aggregated $30,230 for the year ended February 29, 2020.

During the second quarter of Fiscal 2019, the Company re-evaluated its projections for several brands in its former Consumer Accessory and Automotive segments based on lower than anticipated results. Specifically, during the second quarter of Fiscal 2019, the lower than anticipated results were due to reduced product load-ins, increased competition for certain product lines, a streamlining of SKUs, and a change in market strategy for one of its brands.  Accordingly, these were considered indicators of impairment requiring the Company to test the related indefinite-lived trademarks for impairment as of August 31, 2018.  As a result of this analysis, it was determined that several of the Company’s former Consumer Accessory trademarks and one

Automotive trademark were impaired. During the fourth quarter, the Company further streamlined its SKUs in conjunction with its corporate realignment and transformation initiatives, and adjusted expectations for select customer demand and anticipated results from alternative sales channels for one of its brands.  As a result of this analysis, it was determined that two of the Company’s Consumer Accessory trademarks were impaired. As a result of the second and fourth quarter tests, the Company recorded total impairment charges of $25,629 and $160 during the year ended February 28, 2019 for the former Consumer Accessory and Automotive segments, respectively. No impairment charges were recorded related to indefinite-lived intangible assets for the year ended February 28, 2019.

As a result of the Fiscal 2020 and 2019 indefinite-lived intangible asset impairments, the Company evaluated the related long-lived assets at the lowest level for which there are separately identifiable cash flows. For Fiscal 2020, impairments of $19,667 related to long-lived assets associated with the Biometrics segment were recorded. For Fiscal 2019, no additional impairments of the related long-lived assets were recorded as a result of these analyses. Additionally, no impairment charges were recorded related to definite-lived intangible assets for the years ended February 28, 2021 and February 28, 2019. Management determined that the current lives of its long-lived assets are appropriate.

Approximately 39% ($24,432) of the carrying value of the Company's indefinite lived trademarks are at risk of impairment and sensitive to changes and assumptions as of February 28, 2021. There can be no assurance that our estimates and assumptions made for purposes of impairment testing as of February 28, 2021 will prove to be accurate predictions of the future. Reduced demand for our existing product offerings, reductions of product placement at our customers, less than anticipated results, lack of acceptance of our new products, elimination of additional SKUs, the inability to successfully develop our brands, or unfavorable changes in assumptions used in the discounted cash flow model such as discount rates, royalty rates or projected long-term growth rates, could result in additional impairment charges in the future.

Goodwill

The change in the carrying value of goodwill is as follows:

	February 28, 2021	February 29, 2020	February 28, 2019
Beginning of period	$55,000	$54,785	$54,785
Goodwill acquired (see Note 2)	3,290	215	—
Adjustments to goodwill acquired, net (see Note 2)	21	—	—
End of period	$58,311	$55,000	$54,785

Gross carrying value	$90,474	$87,163	$86,948
Accumulated impairment charges	(32,163)	(32,163)	(32,163)
Net carrying value	$58,311	$55,000	$54,785

	February 28, 2021	February 29, 2020	February 28, 2019
Automotive Electronics
Beginning of period	$8,467	$8,252	$8,252
Goodwill acquired (see Note 2)	3,290	215	—
Adjustments to goodwill acquired, net (see Note 2)	21	—	—
End of period	$11,778	$8,467	$8,252

Gross carrying value	$11,778	$8,467	$8,252
Accumulated impairment charge	—	—	—
Net carrying value	$11,778	$8,467	$8,252

Consumer Electronics
Beginning of period	$46,533	$46,533	$46,533
Impairment charge	—	—	—
End of period	$46,533	$46,533	$46,533

Gross carrying value	$78,696	$78,696	$78,696
Accumulated impairment charge	(32,163)	(32,163)	(32,163)
Net carrying value	$46,533	$46,533	$46,533

Total goodwill, net	$58,311	$55,000	$54,785

Note: The Company's Biometrics segment did not carry a balance for goodwill at February 28, 2021, February 29, 2020, or February 28, 2019.

Intangible Assets

At February 28, 2021 and February 29, 2020, intangible assets consisted of the following:

	February 28, 2021
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (4-15.5 years)	$54,688	$36,412	$18,276
Trademarks/Tradenames (10 years)	5,545	811	4,734
Developed technology (7 years)	14,144	12,516	1,628
Patents (4-13 years)	6,736	4,629	2,107
License	1,400	1,400	-
Contracts	1,556	1,556	-
Total finite-lived intangible assets	$84,069	$57,324	26,745
Indefinite-lived intangible assets
Trademarks			63,359
Total intangible assets, net			$90,104

	February 29, 2020
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (4-15.5 years)	$51,491	$31,880	$19,611
Trademarks/Tradenames (10 years)	1,045	437	608
Developed technology (7 years)	14,144	12,244	1,900
Patents (4-13 years)	5,651	3,691	1,960
License	1,400	1,400	-
Contracts	1,556	1,556	-
Total finite-lived intangible assets	$75,287	$51,208	24,079
Indefinite-lived intangible assets
Trademarks			64,209
Total intangible assets, net			$88,288

The weighted-average remaining amortization period for amortizing intangibles acquired during the year ended February 28, 2021 is approximately 10 years.

The Company expenses the renewal costs of patents as incurred. The weighted-average period before the renewal of our patents is approximately 4 years.

Amortization expense for intangible assets amounted to $5,426, $7,010 and $6,984 for the years ended February 28, 2021, February 29, 2020 and February 28, 2019, respectively.  At February 28, 2021, the estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding five fiscal years is as follows:

Fiscal Year	Amount
2022	$5,658
2023	4,652
2024	4,280
2025	4,064
2026	3,574

l)	Sales Incentives

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

Market development funds are offered to customers in connection with new product launches or entrance into new markets. The amount offered for new product launches is based upon a fixed amount or based upon a percentage of sales revenue or a fixed amount per unit sold to the customer during a specified time period.

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

Unearned sales incentives are volume incentive rebates where the customer did not purchase the required minimum quantities of product during the specified time. Volume incentive rebates are reversed into income in the period when the customer did not reach the required minimum purchases of product during the specified time. Unclaimed sales incentives are sales incentives earned by the customer, but the customer has not claimed payment within the claim period (period after program has ended). Unclaimed sales incentives are investigated in a timely manner after the end of the program and reversed if deemed appropriate. The Company believes the reversal of earned but unclaimed sales incentives upon the expiration of the claim period is a systematic, rational, consistent, and conservative method of reversing unclaimed sales incentives.

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

A summary of the activity with respect to accrued sales incentives is provided below:

	Year Ended	Year Ended	Year Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Accrued sales incentives, opening balance	$12,250	$13,574	$14,020
Liabilities acquired during acquisition	—	28	-
Accruals	67,337	35,345	37,272
Payments and credits	(54,102)	(36,583)	(37,516)
Reversals for unearned sales incentives	(172)	(114)	(202)
Accrued sales incentives, ending balance	$25,313	$12,250	$13,574

The majority of the reversals of previously established sales incentive liabilities pertain to sales recorded in prior periods.
m)	Advertising

Excluding co-operative advertising as discussed in Note 1(l) above, the Company expensed the cost of advertising, as incurred, of $4,605, $4,905 and $5,417 for the years ended February 28, 2021, February 29, 2020 and February 28, 2019, respectively.
n)	Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $7,940, $7,748 and $9,169 for the years ended February 28, 2021, February 29, 2020 and February 28, 2019, respectively, net of customer reimbursement, of $120, $266 and $375, respectively, and are included within Engineering and Technical Support expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss). Reimbursements from OEM customers for development services are reflected as a reduction of research and development expense because the performance of contract development services is not central to the Company's operations.

o)	Product Warranties and Product Repair Costs

The Company generally warranties its products against certain manufacturing and other defects. This warranty does not provide a service beyond assuring that the products comply with agreed-upon specifications and is not sold separately. The Company provides warranties for all of its products ranging primarily from 30 days to 3 years. The Company also provides limited lifetime warranties for certain products, which limit the end user's remedy to the repair or replacement of the defective product during its lifetime, as well as for certain vehicle security products for the life of the vehicle for the original owner. Warranty expenses are accrued at the time the related revenue is recognized, based on the Company's estimated cost to repair or replace expected product returns for warranty matters. This liability is based primarily on historical experiences of actual warranty claims as well as current information on repair costs and contract terms with certain manufacturers. The warranty liability of $4,403 and $3,241 is recorded in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets as of February 28, 2021 and February 29, 2020, respectively. In addition, the Company records a reserve for product repair or replace costs which is based upon the quantities of defective inventory on hand and an estimate of the cost to repair such defective inventory. The reserve for product repair costs of $887 and $1,507 is recorded as a reduction to inventory in the accompanying Consolidated Balance Sheets as of February 28, 2021 and February 29, 2020, respectively. Warranty claims and product repair costs expense for the years ended February 28, 2021, February 29, 2020 and February 28, 2019 were $3,065, $4,935 and $6,091, respectively.

Changes in the Company's accrued product warranties and product repair costs are as follows:

	Year Ended	Year Ended	Year Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Beginning balance	$4,748	$4,469	$6,233
Liabilities acquired during acquisitions	1,200	188	—
Accrual for warranties issued during the year and repair cost	3,065	4,935	6,091
Balances transferred (a)	-	—	(832)
Warranty claims settled during the year	(3,723)	(4,844)	(7,023)
Ending balance	$5,290	$4,748	$4,469

(a) In conjunction with the implementation of ASC Topic 606, "Revenue from Contracts with Customers" (see Note 1(g)), the Company recorded a refund liability, representing the amount of consideration received for products sold that the Company expects to refund to customers, as well as a corresponding return asset that reflects the Company's right to receive goods back from customers. The return asset is calculated as the carrying value of goods at the time of sale, less any expected costs to recover the goods and any expected reduction in value and is included in Prepaid expenses and other current assets on the Consolidated Balance Sheets at February 28, 2021 and February 29, 2020. The balance above represents the amount that reduced the value of inventory returned to the Company and was reclassified to the return asset in order to properly reflect the value of the inventory the Company expects to receive back from customers.
p)	Foreign Currency

Assets and liabilities of subsidiaries located outside the United States whose cash flows are primarily in local currencies have been translated at rates of exchange at the end of the period or historical exchange rates, as appropriate in accordance with ASC 830, "Foreign Currency Matters" ("ASC 830"). Revenues and expenses have been translated at the weighted-average rates of exchange in effect during the period.  Gains and losses resulting from translation are recorded in the cumulative foreign currency translation account in Accumulated other comprehensive loss. For the years ended February 28, 2021, February 29, 2020 and February 28, 2019, the Company

recorded total net foreign currency transaction (losses) gains in the amount of $(862), $405 and $220, respectively.

The Company has a subsidiary in Venezuela. Venezuela continues to experience significant political and civil unrest and economic instability and has been troubled with various foreign currency and price controls.  The President of Venezuela has the authority to legislate certain areas by decree, which allows the government to nationalize certain industries or expropriate certain companies and property. The Company applies hyper-inflationary accounting to Venezuela in accordance with the guidelines in ASC 830, "Foreign Currency." A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3-year period.  The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars.

The Venezuelan government has devalued the Bolivar Fuerte several times in an attempt to address continuing hyperinflation. For the years ended February 28, 2021, February 29, 2020 and February 28, 2019, total net currency exchange gains (losses) of $37, $(2) and $(6) were recorded, respectively, related to Venezuela. All currency exchange gains and losses are included in Other (expense) income on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company holds certain long-lived assets in Venezuela, which includes an office location for local personnel, as well as other rental properties. The subsidiary’s automotive operations are currently suspended, and all of these properties are held for investment purposes as of February 28, 2021. During the second quarter of Fiscal 2019, the Company assessed the recoverability of these properties as a result of the country's continued economic deterioration, which included a significant currency devaluation in August of 2018. The Company estimated the future undiscounted cash flows expected to be received from these properties. The estimate of the future undiscounted cash flows considered the Company’s financial condition and its intent and ability to retain its investments for a period of time sufficient to allow for the recovery of the carrying value. The future undiscounted cash flows did not exceed the net carrying value for the long-lived assets. The estimated fair value of the properties, which also considered the current conditions of the economy in Venezuela, the volatility of the real estate market, and the significant political unrest, resulted in a full non-cash impairment charge of $3,473 for the year ended February 28, 2019, which wrote off the remaining balance of the Company's property, plant, and equipment in Venezuela. The non-cash impairment charge is included in Other (expense) income on the Consolidated Statements of Operations and Comprehensive Income (Loss).
q)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all positive and negative evidence including the results of recent operations, scheduled reversal of deferred tax liabilities, future taxable income, and tax planning strategies. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled (see Note 8). The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company made a policy election to treat the income tax with respect to GILTI as a period expense when incurred.

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

Tax interest and penalties

The Company classifies interest and penalties associated with income taxes as a component of Income tax expense (benefit) on the Consolidated Statements of Operations and Comprehensive Income (Loss).
r)	Net Income (Loss) Per Common Share

Basic net income (loss) per common share, net of non-controlling interest, is based upon the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share reflects the potential dilution that would occur if common stock equivalent securities or other contracts to issue common stock were exercised or converted into common stock.

There are no reconciling items impacting the numerator of basic and diluted net income (loss) per common share.  A reconciliation between the denominator of basic and diluted net income (loss) per common share is as follows:

	Year Ended	Year Ended	Year Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Weighted-average common shares outstanding (basic)	24,201,221	24,394,663	24,355,791
Effect of dilutive securities:
Stock options, warrants and restricted stock	448,885	-	—
Weighted-average common and potential common shares outstanding (diluted)	24,650,106	24,394,663	24,355,791

Restricted stock totaling 12,757, 701,024 and 618,155 for the years ended February 28, 2021, February 29, 2020 and February 28, 2019, respectively, were not included in the net income (loss) per common share calculation because the settlement price of the restricted stock and stock grants was greater than the average market price of the Company's common stock during these periods, or because the inclusion of these components would have been anti-dilutive.

s)	Other (Expense) Income

Other (expense) income is comprised of the following:

	Year Ended	Year Ended	Year Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Foreign currency (loss) gain	$(862)	$405	$220
Interest income	83	918	994
Rental income	739	692	517
Miscellaneous	786	317	(999)
Total other, net	$746	$2,332	$732

Interest income for the year ended February 28, 2021 decreased as compared to prior years as a result of lower interest rates earned on the Company’s money market investments and a lower balance of funds available to invest.

On August 31, 2017, the Company completed its sale of Hirschmann Car Communication GmbH to a subsidiary of TE Connectivity Ltd. which was subject to an adjustment based on the final working capital. Included within Miscellaneous for the year ended February 29, 2020 is a payment of $804 made on November 11, 2019 in settlement of the final working capital calculation. Also included within Miscellaneous for the year ended February 29, 2020 are proceeds from a key man life insurance policy in the amount of $1,000 related to a former employee of Klipsch Group, Inc. that Voxx became the beneficiary of in conjunction with the acquisition of Klipsch in Fiscal 2012. At the time of acquisition, the individual was no longer employed by Klipsch and was never an employee of Voxx; however, Voxx remained the beneficiary of the policy until the individual’s death.

t)	Accounting for the Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets are reviewed for impairment in accordance with ASC 360 whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability of long-lived assets is measured by comparing the carrying value of the assets to their estimated fair market value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. See Note 1(k) for discussion of the impairment of long-lived assets in connection with the Company’s annual intangible impairment testing for the year ended February 29, 2020. See Note 1(p) for discussion of the impairment of long-lived assets held in Venezuela for the year ended February 28, 2019. There were no impairments of long-lived assets recorded during the year ended February 28, 2021.
u)	Accounting for Stock-Based Compensation

The Company has a stock-based compensation plan under which employees and non-employee directors may be granted incentive stock options ("ISO's") and non-qualified stock options ("NQSO's") to purchase shares of Class A common stock. Under the plan, the exercise price of the ISO's granted to a ten percent stockholder must equal 110% of the fair market value of the Company's Class A common stock  on the date of grant. The exercise price of all other options and Stock Appreciation Right ("SAR") awards may not be less than 100% of the fair market value of the Company's Class A common stock on the date of grant. If an option or SAR is granted pursuant to an assumption of, or substitution for, another option or SAR pursuant to a Corporate Transaction, and in a manner consistent with Section 409A of the Internal Revenue Code (the

“Code”), the exercise or strike price may be less than 100% of the fair market value on the date of grant. The plan permits for options to be exercised at various intervals as determined by the Board of Directors. However, the maximum expiration period is ten years from date of grant. The vesting requirements are determined by the Board of Directors at the time of grant.  Exercised options are issued from authorized Class A common stock. As of February 28, 2021, approximately 1,244,000 shares were available for future grants under the terms of these plans.

Options are measured at the fair value of the award at the date of grant and are recognized as an expense over the requisite service period. Compensation expense related to stock-based awards with vesting terms are amortized using the straight-line attribution method. There were no stock options granted during the years ended February 28, 2021, February 29, 2020, or February 28, 2019. During the years ended February 28, 2021, February 29, 2020 and February 28, 2019 there were no stock-based compensation costs or professional fees recorded by the Company and the Company had no unrecognized compensation costs at February 28, 2021 related to stock options and warrants.

Restricted stock awards are granted pursuant to the Company’s 2012 Equity Incentive Plan (the “2012 Plan”). A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates for a reason other than death, disability, or retirement, prior to the release of the restrictions. Shares under restricted stock grants are not issued to the grantees before they vest. The Company’s Omnibus Equity Incentive Plan was established in 2014 (the “2014 Plan”). Pursuant to the 2014 Plan, Restricted Stock Units (“RSU’s”) may be awarded by the Company to any individual who is employed by, provides services to, or serves as a director of, the Company or its affiliates. RSU’s are granted based on certain performance criteria and vest on the later of three years from the date of grant, or the grantee reaching the age of 65 years. The shares will also vest upon termination of the grantee's employment by the Company without cause, provided that the grantee, at the time of termination, has been employed by the Company for at least 10 years, or as a result of the sale of all of the issued and outstanding stock, or all, or substantially all, of the assets of the subsidiary of which the grantee serves as CEO and/or President. When vested shares are issued to the grantee, the awards will be settled in shares or in cash, at the Company's sole option. The grantees cannot transfer the rights to receive shares before the restricted shares vest. There are no market conditions inherent in the award, only an employee performance requirement, and the service requirement that the respective employee continues employment with the Company through the vesting date. The Company expenses the cost of the RSU’s on a straight-line basis over the requisite service period of each employee. During the years ended February 28, 2021, February 29, 2020 and February 28, 2019, an additional 48,269, 71,352, and 188,245 RSU’s were granted under the 2014 Plan, respectively. The fair market value of the RSU’s, $5.76, $4.65, and $5.50 for Fiscal 2021, Fiscal 2020, and Fiscal 2019, respectively, were determined based on the mean of the high and low price of the Company's common stock on the grant dates.

Grant of Shares to Chief Executive Officer

On July 8, 2019, the Board of Directors approved a five-year Employment Agreement (the “Employment Agreement”), effective March 1, 2019, by and between the Company and Patrick M. Lavelle, the Company’s President and Chief Executive Officer. Under the terms of the Employment Agreement, in addition to a $1,000 yearly salary and a cash bonus based on the Company’s Adjusted EBITDA, Mr. Lavelle was granted the right to receive certain stock-based compensation as discussed below:

-

An initial stock grant of 200,000 fully vested shares of Class A Common Stock issued under the 2012 Plan. Compensation expense of $830 was recognized during the year ended February 29, 2020 based upon the grant fair value of $4.15 per share.

-

Additional stock grants of 100,000 shares of Class A Common Stock to be issued on each of March 1, 2020, March 1, 2021, and March 1, 2022 under the 2012 Plan. Compensation expense of $409 and $679 was recognized during the years ended February 28, 2021 and February 29, 2020, respectively, based upon the grant fair value of $4.15 per share using the graded vesting attribution method.

-

Grant of market stock units (“MSU’s”) up to a maximum value of $5,000, based upon the achievement of a 90-calendar day average stock price of no less than $5.49 over the performance period ending on the third and fifth anniversary of the effective date of the Employment Agreement. The value of the MSU award increases based upon predetermined targeted 90-calendar day average stock prices with a maximum of $5,000 if the 90-calendar day average high stock price equals or exceeds $15.00. The award is weighted toward achievement of a significant increase in our stock price as half of the award will be granted to Mr. Lavelle only if the 90-calendar day high stock price equals or exceeds $13.00. The average stock price is calculated based on the highest average closing price of one share of our Class A common stock, as reported on the NASDAQ Stock Market during any 90-calendar day period prior to each measurement date. The number of shares to be issued under the 2012 Plan related to the MSUs based upon achievement of the maximum award value of $5,000, and if issued at $15.00 per share, is estimated at 333,333 shares. Actual results may differ based upon when the high average stock price is achieved and settled. The Company used a Monte Carlo simulation to calculate the fair value of the award on the grant date. A Monte Carlo simulation requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date. We recognized stock-based compensation expense of $241 and $157 for the years ended February 28, 2021 and February 29, 2020, respectively, related to these MSU’s using the graded vesting attribution method over the performance period. As of February 28, 2021, all of the MSU’s remain outstanding.

All stock grants under the Employment Agreement are subject to a hold requirement as specified in the Employment Agreement. The Employment Agreement gave Mr. Lavelle, in certain limited change of control situations, the right to require the Company to purchase the shares in connection with the Employment Agreement, shares personally acquired by Mr. Lavelle, and shares issued to him under other incentive compensation arrangements. Accordingly, the stock awards issued in connection with the Employment Agreement are presented as redeemable equity on the consolidated balance sheet at grant-date fair value. Shares previously held by Mr. Lavelle under the 2014 Plan and those personally purchased by Mr. Lavelle have been reclassified from permanent equity to redeemable equity. As the contingent events that would allow Mr. Lavelle to redeem the shares are not probable at this time, remeasurement of the amounts in redeemable equity have not been recorded. The Employment Agreement contains certain restrictive and non-solicitation covenants.

The following table presents a summary of the activity related to the 2014 Plan and the initial stock grant and additional stock grants under the Employment Agreement for the year ended February 28, 2021:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested share balance at February 28, 2018	322,250	$5.80
Granted	188,245	5.50
Vested	(39,688)	8.13
Vested and settled	-	-
Forfeited	—	—
Unvested share balance at February 28, 2019	470,807	$5.49
Granted	571,352	4.21
Vested	(127,007)	4.18
Vested and settled	(200,000)	4.15
Forfeited	—	—
Unvested share balance at February 29, 2020	715,152	$5.07
Granted	88,269	7.18
Vested	(99,697)	7.21
Vested and settled	(100,000)	4.15
Forfeited	—	—
Unvested share balance at February 28, 2021	603,724	$5.18

At February 28, 2021, there were 278,318 shares of vested and unissued shares under the 2014 Plan with a weighted average fair value of $7.71. During the year ended February 28, 2021, vested RSU awards for two of the Company’s former employees, totaling 105,123 award units, were settled in cash in an amount totaling $575.

During the years ended February 28, 2021, February 29, 2020 and February 28, 2019 the Company recorded $1,749, $2,282 and $551, respectively, in stock-based compensation related to the 2014 Plan, and the initial stock grant, additional stock grants, and MSU’s under the Employment Agreement. As of February 28, 2021, unrecognized stock-based compensation expense related to unvested RSU’s was approximately $1,470 and will be recognized over the requisite service period of each employee.

v)	Accumulated Other Comprehensive Loss

	Foreign Currency Translation Losses	Unrealized losses on investments, net of tax (a)	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2018	$(13,027)	$(24)	$(786)	$(385)	$(14,222)
Other comprehensive income (loss) before reclassifications	(3,195)	-	(12)	452	(2,755)
Reclassified from accumulated other comprehensive income (loss)	—	24	—	9	33
Net current-period other comprehensive (loss) income	(3,195)	24	(12)	461	(2,722)
Balance at February 28, 2019	$(16,222)	$-	$(798)	$76	$(16,944)
Other comprehensive loss before reclassifications	(1,517)	-	(89)	(157)	(1,763)
Reclassified from accumulated other comprehensive income (loss)	-	-	-	(348)	(348)
Net current-period other comprehensive loss	(1,517)	-	(89)	(505)	(2,111)
Balance at February 29, 2020	$(17,739)	$-	$(887)	$(429)	$(19,055)
Other comprehensive income (loss) before reclassifications	4,365	-	18	(470)	3,913
Reclassified from accumulated other comprehensive income (loss)	-	-	-	165	165
Net current-period other comprehensive income (loss)	4,365	-	18	(305)	4,078
Balance at February 28, 2021	$(13,374)	$-	$(869)	$(734)	$(14,977)

(a) Pursuant to ASU 2016-01, adopted by the Company beginning on March 1, 2018, changes in fair value of the Company's investments in equity securities are now recorded in earnings.

During the years ended February 28, 2021, February 29, 2020 and February 28, 2019, the Company recorded other comprehensive income (loss), net of associated tax impact of $0 related to unrealized losses on investments, $(74), $38 and $21, respectively, related to pension plan adjustments, and $106, $35 and $(152), respectively, related to derivatives designated in a hedging relationship.

The other comprehensive (loss) income before reclassification for foreign currency translation of $4,365, $(1,517), and $(3,195), respectively, includes the remeasurement of intercompany transactions of a long term investment nature of $(1,244), $(56) and $(1,064), respectively, with certain subsidiaries whose functional currency is not the U.S. dollar, and $5,608, $(1,461) and $(2,131), respectively, from translating the financial statements of the Company's non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar. Intercompany loans and transactions that are of a long-term investment nature are remeasured and resulting gains and losses shall be reported in the same manner as translation adjustments. Within foreign currency translation gains (losses) in Other comprehensive (loss) income for the years ended February 28, 2021, February 29, 2020 and February 28, 2019, the Company recorded total gains (losses) of $4,136, $(1,435), and $(2,876), respectively, related to the Euro; $261, $(22), and $(240), respectively, related to the Canadian Dollar; $(53), $(17) and $(18), respectively, for the Mexican Peso, as well as $21, $(24) and $(61), respectively, for various other currencies. These adjustments were caused by the strengthening/(weakening) of the U.S. Dollar against the Euro, Canadian Dollar, and the Mexican Peso between -10% and 6% in Fiscal 2021, 2% and 4% in Fiscal 2020, and 2% and 7% in Fiscal 2019.

w)	New Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans."  ASU 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and adds additional disclosures. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2020.  The amendments in ASU 2018-14 must be applied on a retrospective basis.  The Company does not expect the adoption of ASU 2018-14 to have a significant impact on the disclosures in its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This guidance is effective for fiscal years beginning after December 15, 2020. The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted. The Company does not expect the adoption of ASU 2019-12 to have a material impact on the Company’s consolidated financial statements.

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

In March 2020 and January 2021, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and “Reference Rate Reform: Scope,” respectively. Together, these ASU’s provide optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 provides, among other things, guidance that modifications of contracts within the scope of Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; modifications of contracts within the scope of Topic 840, Leases, should be accounted for as a continuation of the existing contract; and, changes in the critical terms of hedging relationships caused by reference rate reform should not result in the de-designation of the instrument, provided certain criteria are met. ASU 2021-01 clarifies the scope and application of ASU 2020-04 and among other things, permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows. The Company’s exposure to LIBOR rates includes its Credit Facility, as well as its Florida Mortgage and related interest swap agreement. The amendments are effective as of March 12, 2020 through December 31, 2022. Adoption is permitted at any time. The Company is currently evaluating the impact this update may have on its consolidated financial statements.

2)	Acquisitions

Directed LLC and Directed Electronics Canada, Inc. Acquisition

On July 1, 2020, the Company completed the acquisition of certain assets and liabilities, which comprise the aftermarket vehicle remote start and security systems and connected car solutions (telematics) businesses of Directed LLC and Directed Electronics Canada Inc. (collectively, with Directed LLC, “Directed”) via an asset purchase agreement. The acquired assets included inventory, accounts receivable, certain fixed assets, IT systems, and intellectual property. The cash purchase price was $11,000. Net sales from the Company’s newly formed subsidiaries, VOXX DEI LLC and VOXX DEI Canada, Ltd. (collectively, with VOXX DEI LLC, “DEI”), included in our consolidated results for the year ended February 28, 2021 represented approximately 8.4% of our consolidated net sales. DEI’s results of operations are included in the consolidated financial statements of Voxx in our Automotive Electronics segment. The purpose of this acquisition was to expand the Company’s market share within the automotive electronics industry.

The following summarizes the allocation of the purchase price based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition:

	July 1, 2020	Measurement Period Adjustments	July 1, 2020 (as adjusted)
Assets acquired:
Inventory	$7,054	52	7,106
Accounts receivable	5,173	214	5,387
Other current assets	160	-	160
Property and equipment	2,815	-	2,815
Operating lease, right of use asset	1,771	-	1,771
Customer relationships	2,600	(100)	2,500
Trademarks	4,500	-	4,500
Patented technology	1,030	-	1,030
Goodwill	3,290	(336)	2,954
Total assets acquired	$28,393	$(170)	$28,223

Liabilities assumed:
Accounts payable	8,144	-	8,144
Accrued expenses	1,406	(181)	1,225
Contract liabilities	4,872	11	4,883
Warranty accrual	1,200	-	1,200
Operating lease liability	1,771	-	1,771
Total	$17,393	$(170)	$17,223
Total purchase price	$11,000	$-	$11,000

The purchase allocation presented above is preliminary. We are in the process of refining the valuation of acquired assets and liabilities, including goodwill, and expect to finalize the purchase price allocation prior to June 30, 2021. During Fiscal 2021, the Company recorded a cumulative net measurement period adjustment that decreased goodwill by $336, as presented in the table above. The measurement period adjustment would have resulted in an insignificant decrease in amortization expense related to the customer relationships in the second quarter of the fiscal year. The Company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. Goodwill was determined as the excess of the purchase price over the fair value of the assets acquired (including the identifiable intangible assets) and represents synergies expected.

Vehicle Safety Holdings Corp.

On January 31, 2020, Voxx acquired certain assets and assumed certain liabilities of Vehicle Safety Holdings Corp. (“VSHC”) via an asset purchase agreement for a cash purchase price of $16,500. Results of operations from the Company’s newly formed subsidiary, VSM-Rostra LLC (“VSM”), have been included in the consolidated financial statements of Voxx, in our Automotive Electronics segment, from the date of acquisition. Net sales and income before taxes from VSM included in our consolidated results for the fiscal years ended February 28, 2021 and February 29, 2020 represented 4.2% and less than 1%, respectively, of our consolidated results. The purpose of this acquisition was to expand the Company’s product offerings and market share, as VSM is a leading developer, manufacturer, and distributor of safety electronics.

The following summarizes the allocation of the purchase price based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition:

	January 31, 2020	Measurement Period Adjustments	January 31, 2020 (as adjusted)
Assets acquired:
Inventory	$6,982	(76)	6,906
Accounts receivable	3,415	(187)	3,228
Right of use assets	483	-	483
Other current assets	145	-	145
Property and equipment	714	-	714
Customer relationships	5,460	-	5,460
Trademarks	560	-	560
Patented technology	280	-	280
Goodwill	215	357	572
Other non-current assets	3	-	3
Total assets acquired	$18,257	$94	$18,351

Liabilities assumed:
Accounts payable	757	-	757
Accrued expenses	329	94	423
Lease liabilities	483	-	483
Warranty accrual	188	-	188
Total	$1,757	$94	$1,851
Total purchase price	$16,500	$-	$16,500

During Fiscal 2021, the Company recorded a cumulative net measurement period adjustment that increased goodwill by $357, as presented in the table above. The measurement period adjustment had no impact on the results of the previous periods. The Company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. Goodwill was determined as the excess of the purchase price over the fair value of the assets acquired (including the identifiable intangible assets) and represents synergies expected.

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

Effective September 1, 2015, Voxx acquired a majority voting interest in substantially all of the assets and certain specified liabilities of EyeLock, Inc. and EyeLock Corporation, a market leader of iris-based identity authentication solutions, through a newly formed entity, EyeLock LLC. The Company has issued EyeLock LLC a promissory note for the purposes of repaying protective advances and funding working capital requirements of the company. On April 5, 2021, this promissory note was amended and restated to allow EyeLock LLC to borrow up to maximum of $64,600. Through March 1, 2019, interest on the outstanding principal of the loan accrued at 10%. From March 1, 2019 forward, interest accrues at 2.5%. The amended and restated promissory note is due on June 30, 2022. The outstanding principal balance of this promissory note is convertible at the sole option of Voxx into units of EyeLock LLC. If Voxx chooses not to convert into equity, the outstanding loan principal of the amended and restated promissory note will be repaid at a multiple of 1.50 based on the repayment date. The agreement includes customary events of default and is collateralized by all of the property of EyeLock LLC.

We have determined that we hold a variable interest in EyeLock LLC as a result of:

•	our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and
•	the loan agreement with EyeLock LLC, which has a total outstanding principal balance of $61,072 as of February 28, 2021.

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

Assets and Liabilities of EyeLock LLC

The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheets as of February 28, 2021 and February 29, 2020:

	February 28, 2021	February 29, 2020
Assets
Current assets:
Cash and cash equivalents	$-	$-
Accounts receivable, net	167	147
Inventory, net	2,245	2,052
Prepaid expenses and other current assets	30	313
Total current assets	2,442	2,512
Property, plant and equipment, net	39	69
Intangible assets, net	2,329	2,600
Other assets	60	76
Total assets	$4,870	$5,257
Liabilities and Partners' Deficit
Current liabilities:
Accounts payable	$1,396	$2,086
Interest payable to VOXX	11,453	9,994
Accrued expenses and other current liabilities	824	252
Due to VOXX	61,072	54,074
Total current liabilities	74,745	66,406
Other long-term liabilities	1,200	1,200
Total liabilities	75,945	67,606
Commitments and contingencies
Partners' deficit:
Capital	41,416	41,416
Retained losses	(112,491)	(103,765)
Total partners' deficit	(71,075)	(62,349)
Total liabilities and partners' deficit	$4,870	$5,257

The assets of EyeLock LLC can only be used to satisfy the obligations of EyeLock LLC.

Revenue and Expenses of EyeLock LLC

The following table sets forth the revenue and expenses of EyeLock LLC that were included in our Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended February 28, 2021, February 29, 2020, and February 28, 2019:

	Year Ended	Year Ended	Year Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Net sales	$836	$476	$668
Cost of sales	1,025	826	309
Gross profit	(189)	(350)	359
Operating expenses:
Selling	603	710	1,160
General and administrative	1,785	4,625	4,986
Engineering and technical support	4,674	5,144	7,487
Intangible asset impairment charges (Note 1(k))	-	27,402	-
Total operating expenses	7,062	37,881	13,633
Operating loss	(7,251)	(38,231)	(13,274)
Other (expense) income:
Interest and bank charges	(1,475)	(1,279)	(4,013)
Other, net	—	81	—
Total other expense, net	(1,475)	(1,198)	(4,013)
Loss before income taxes	(8,726)	(39,429)	(17,287)
Income tax expense	—	—	—
Net loss	$(8,726)	$(39,429)	$(17,287)

4)	Receivables from Vendors

The Company has recorded receivables from vendors in the amount of $277 and $230 as of February 28, 2021 and February 29, 2020, respectively. Receivables from vendors primarily represent prepayments on product shipments and product reimbursements.
5)	Equity Investment

The Company has a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary ("ASA"), which acts as a distributor of mobile electronics specifically designed for niche markets within the Automotive industry, including RV’s; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles. ASC 810 requires the Company to evaluate non-consolidated entities periodically, and as circumstances change, to determine if an implied controlling interest exists. During Fiscal 2021, the Company evaluated this equity investment and concluded that ASA is not a variable interest entity.  ASA’s fiscal year end is November 30, 2020; however, the results of ASA as of and through February 28, 2021 have been recorded in the consolidated financial statements.

The following presents summary financial information of ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	February 28, 2021	February 29, 2020
Current assets	$49,956	$47,738
Non-current assets	4,757	5,453
Liabilities	8,179	9,343
Members' equity	46,534	43,848

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Net sales	$95,866	$98,632	$101,675
Gross profit	24,124	21,342	24,991
Operating income	12,938	10,014	13,027
Net income	14,700	10,348	13,236

The Company's share of income from ASA for the years ended February 28, 2021, February 29, 2020 and February 28, 2019 was $7,350, $5,174 and $6,618, respectively. In addition, the Company received cash distributions from ASA totaling $6,009, $5,136 and $6,594 during the years ended February 28, 2021, February 29, 2020 and February 28, 2019, respectively.

Undistributed earnings from equity investments amounted to $17,941 and $16,598 at February 28, 2021 and February 29, 2020, respectively.

Net sales transactions between the Company and ASA were $260, $501 and $390 for the years ended February 28, 2021, February 29, 2020 and February 28, 2019, respectively. Accounts receivable balances from ASA were $37 and $96 as of February 28, 2021 and February 29, 2020, respectively.

6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	February 28, 2021	February 29, 2020
Commissions	$971	$601
Employee compensation	18,283	10,060
Professional fees and accrued settlements	922	1,703
Future warranty	4,403	3,241
Refund liability	5,145	3,779
Freight and duty	11,134	5,140
Royalties, advertising and other	12,534	9,522
Total accrued expenses and other current liabilities	$53,392	$34,046

During the year ended February 28, 2019, the Company realigned certain businesses within its former Consumer Accessories and Premium Audio segments to lower and contain overhead costs, as well as conducted an aggressive SKU rationalization program to streamline its consumer accessory product offerings, which resulted in total restructuring expenses of $4,588 for the year ended February 28, 2019.  As of February 29, 2020, $637 of the Company's restructuring charges incurred had not yet been settled and were included within Accrued expenses and other current liabilities within employee compensation. The restructuring accrual consisted primarily of employee severance. During the year ended February 28, 2021,

$606 of the accrual was settled. At February 28, 2021, the restructuring accrual within Accrued expenses and other current liabilities is $31, which is expected to be settled in Fiscal 2022.

Included in royalties, advertising, and other in the table above as of February 28, 2021 and February 29, 2020 are accrued environmental charges of $394 and $405, respectively, related to soil contamination at one of the Company's operating facilities in Germany that remains in the process of being remediated at February 28, 2021. Charges initially accrued during the year ended February 28, 2019 were estimated based on assessments asserted by a local government authority and preliminary estimates provided by a third-party engineering firm.
7)	Financing Arrangements

The Company has the following financing arrangements:

	February 28, 2021	February 29, 2020
Domestic credit facility (a)	$—	$—
Florida mortgage (b)	7,114	7,614
Euro asset-based lending obligation - VOXX Germany (c)	—	—
Euro asset-based lending obligation - Magnat (d)	—	607
Total debt	7,114	8,221
Less: current portion of long-term debt	500	1,107
Long-term debt before debt issuance costs	6,614	7,114
Less: debt issuance costs	652	1,015
Total long-term debt	$5,962	$6,099

a)	Domestic Bank Obligations

The Company has a senior secured credit facility (the “Credit Facility") with Wells Fargo Bank, N.A. (“Wells Fargo”) that provides for a revolving credit facility with committed availability of up to $127,500. The Credit Facility also includes a $30,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 7(b)). In April 2020, as a precautionary measure to ensure financial flexibility and maintain maximum liquidity in response to the COVID-19 pandemic, the Company borrowed $20,000 from the Credit Facility, and in June 2020, the Company amended the Credit Facility primarily for the purpose of extending the facility’s maturity date. The precautionary borrowing was repaid during the third quarter of Fiscal 2021. As of February 28, 2021, there was no balance outstanding under the revolving credit facility. The remaining availability under the revolving credit line of the Credit Facility was $96,745 as of February 28, 2021.

Any amounts outstanding under the Credit Facility will mature and become immediately due on April 26, 2022; however, the Credit Facility is subject to acceleration upon the occurrence of an Event of Default (as defined in the Credit Agreement). The Company may prepay any amounts outstanding at any time, subject to payment of certain breakage and redeployment costs relating to LIBOR Rate Loans. Commitments under the Credit Facility may be irrevocably reduced at any time, without premium or penalty as set forth in the Credit Facility.

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that swingline loans may only be designated as Base Rate Loans. Loans under the Credit Facility designated as LIBOR Rate Loans shall bear interest at a rate equal to the then-applicable LIBOR Rate plus a range of 2.00% - 2.50% (2.75% at February 28, 2021). Loans under the Credit Facility designated as Base Rate Loans shall bear interest at a rate equal to the applicable margin for Base Rate Loans of 1.00% - 1.50%, as defined in the agreement and shall not be lower than 2.00% (4.25% at February 28, 2021).

Provided the Company is in a Compliance Period (the period commencing on the day in which Excess Availability is less than 20% of the Maximum Revolver Amount and ending on a day in which Excess Availability is equal to or greater than 20% for any consecutive 30-day period thereafter), the Credit Facility requires compliance with a financial covenant calculated as of the last day of each month consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v)  change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the Credit Facility, the lenders would have the right to assume dominion and control over the Company's cash. As of February 28, 2021, the Company was not in a Compliance Period.

The obligations under the Credit Facility are secured by a general lien on, and security interest in, substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles, and inventory. The Company has guaranteed the obligations of the borrowers under the Credit Facility.

On April 19, 2021, the Company amended the Credit Facility. Under the amendment, the committed availability of the revolving credit facility was increased to $140,000 and the maturity date was extended to April 19, 2026 (see Note 17).

The Company has deferred financing costs related to the Credit Facility and previous amendments and modifications of the Credit Facility. In conjunction with the amendment to its Credit Facility in June 2020, the Company incurred additional financing fees of $260 that will be amortized over the remaining term of the facility. The Company accounted for the June 2020 amendment to the Credit Facility as a modification of debt; however, as there were certain changes to the syndicate bank participation, unamortized deferred financing costs of $53 were written off and charged to Interest and bank charges in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended February 28, 2021. Deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance and are amortized through Interest and bank charges in the Consolidated Statements of Operations and Comprehensive Income (Loss) over the remaining term of the Credit Facility. The Company amortized $539 during the year ended February 28, 2021 and $791 during both of the years ended February 29, 2020 and February 28, 2019.

Charges incurred on the unused portion of the Credit Facility and its predecessor revolving credit facility during the years ended February 28, 2021, February 29, 2020 and February 28, 2019 totaled $504, $503 and $519, respectively, and are included within Interest and Bank Charges on the Consolidated Statements of Operations and Comprehensive Income (Loss).

b)	Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida (the “Construction Loan”).  Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. The Florida Mortgage bears interest at 70% of 1-month LIBOR plus 1.54% (1.62% at February 28, 2021) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The Company is in compliance with the financial covenants of the Florida Mortgage, which are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, which are recorded as deferred financing costs and included in Long-term debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and are being amortized through Interest and bank charges in the Consolidated Statements of Operations and Comprehensive Income (Loss) over the ten-year term of the Florida Mortgage. The Company amortized $31 of these costs during each of the years ended February 28, 2021, February 29, 2020, and February 28, 2019.

On July 20, 2015, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure related to the Florida Mortgage and pays a fixed rate of 3.48% under the swap agreement (see Note 1(e)).
c)	Euro Asset-Based Lending Obligation – VOXX Germany

Foreign bank obligations include a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000, for the Company's subsidiary, VOXX Germany, which expires on July 31, 2023. The rate of interest for the ABL is the three-month Euribor plus 2.30% (2.30% at February 28, 2021). As of February 28, 2021, there was no balance outstanding under this facility, as it was repaid using the proceeds from the sale of the Company’s real property in Pulheim, Germany (see Note 11).

d)	Euro Asset-Based Lending Obligation - Magnat

At February 29, 2020, foreign bank obligations also included an ABL credit facility for the Company’s subsidiary Magnat. The rate of interest for the ABL was the three-month Euribor plus 2.10%. The facility expired on November 30, 2020 and was not renewed.

The following is a maturity table for debt and bank obligations outstanding at February 28, 2021 for each of the following fiscal years:

2022	$500
2023	500
2024	500
2025	500
2026	500
Thereafter	4,614
Total	$7,114

The weighted-average interest rate on short-term debt was 3.48% for Fiscal 2021 and 2.72% for Fiscal 2020. Interest expense related to the Company's financing arrangements for the years ended February 28, 2021, February 29, 2020 and February 28, 2019 was $825, $799 and $951, respectively, of which $326 was related to the Credit Facility for the year ended February 28, 2021. For the years ended February 29, 2020 and February 28, 2019, none of the Company’s interest expense was related to the Credit Facility, as there was no outstanding balance during these years.
8)	Income Taxes

The components of income (loss) before the provision (benefit) for income taxes are as follows:

	Year Ended	Year Ended	Year Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Domestic Operations	$24,485	$(47,249)	$(49,984)
Foreign Operations	3,153	6,309	(8,979)
	$27,638	$(40,940)	$(58,963)

The provision (benefit) for income taxes is comprised of the following:

	Year Ended	Year Ended	Year Ended
	February 28, 2021	February 29, 2020	February 28, 2019
Current (benefit) provision
Federal	$(10)	$(26)	$(54)
State	1,172	395	(401)
Foreign	496	1,824	1,392
Total current provision	$1,658	$2,193	$937
Deferred provision (benefit)
Federal	$3,362	$(1,850)	$(4,772)
State	(84)	(564)	(392)
Foreign	(664)	1,103	(1,904)
Total deferred provision (benefit)	$2,614	$(1,311)	$(7,068)
Total provision (benefit)
Federal	$3,352	$(1,876)	$(4,826)
State	1,088	(169)	(793)
Foreign	(168)	2,927	(512)
Total provision (benefit)	$4,272	$882	$(6,131)

The effective tax rate before income taxes varies from the current statutory U.S. federal income tax rate as follows:

	Year Ended		Year Ended		Year Ended
	February 28, 2021		February 29, 2020		February 28, 2019
Tax benefit at Federal statutory rates	$5,804	21.0%	$(8,598)	21.0%	$(12,383)	21.0%
State income taxes, net of Federal benefit	983	3.5	(611)	1.5	(809)	1.4
Change in valuation allowance	(3,365)	(12.2)	4,218	(10.3)	6,164	(10.5)
Change in tax reserves	(311)	(1.1)	(52)	-	(697)	1.2
Non-controlling interest	714	2.6	3,229	(7.9)	1,416	(2.4)
US effects of foreign operations	412	1.5	1,403	(3.4)	53	(0.1)
Permanent differences and other	(192)	(0.7)	1,170	(2.9)	636	(1.1)
U.S. GILTI inclusion	521	1.9	710	(1.7)	—	—
Change in tax rate	102	0.4	(151)	0.4	55	(0.1)
Research & development credits	(396)	(1.4)	(436)	1.1	(566)	1.0
Effective tax rate	$4,272	15.5%	$882	(2.2)%	$(6,131)	10.4%

The U.S. effects of foreign operations include differences in the statutory tax rates of the foreign countries as compared to the statutory tax rate in the U.S.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	February 28, 2021	February 29, 2020
Deferred tax assets:
Accounts receivable	$271	$266
Inventory	3,270	1,764
Property, plant and equipment	1,480	1,554
Operating lease	1,184	773
Accruals and reserves	5,303	2,641
Deferred compensation	433	556
Warranty reserves	752	698
Unrealized gains and losses	4,373	4,103
Partnership investments	3,661	5,142
Net operating losses	6,104	15,011
Foreign tax credits	3,805	3,805
Other tax credits	5,433	5,098
Deferred tax assets before valuation allowance	36,069	41,411
Less: valuation allowance	(22,845)	(26,210)
Total deferred tax assets	13,224	15,201
Deferred tax liabilities:
Intangible assets	(16,948)	(16,795)
Prepaid expenses	(1,588)	(1,304)
Operating lease	(1,152)	(765)
Deferred financing fees	(82)	(113)
Total deferred tax liabilities	(19,770)	(18,977)
Net deferred tax liability	$(6,546)	$(3,776)

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

The Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. During Fiscal 2020, the Company limited the tax benefit on current year losses by increasing its U.S. valuation allowance recorded against U.S. deferred tax attributes with limited carryforward periods. In addition, the Company maintains a valuation allowance against deferred tax assets in certain foreign jurisdictions. The Company's valuation allowance decreased by $3,365 during the year ended February 28, 2021 as a result of recent profitability for which the Company is able to utilize net operating loss carryforwards. Any further increase or decrease in the valuation allowance could have a favorable or unfavorable impact on our income tax provision and net income in the period in which such determination is made.

Notwithstanding the U.S. taxation of the deemed repatriated foreign earnings as a result of the one-time transition tax during Fiscal 2018, the Company intends to continue to invest these earnings indefinitely outside the U.S. If these future earnings are repatriated to the U.S., or if the Company determines that such earnings will be remitted in the foreseeable future, the Company may be required to accrue U.S. deferred taxes (if any) and applicable withholding taxes. It is not practicable to estimate the tax impact of the reversal of the outside basis difference, or the repatriation of cash due to the complexity of its hypothetical calculation.

As of February 28, 2021, the Company had U.S. federal net operating losses of $8,042, with an indefinite carryforward period which are only available to offset 80% of future taxable income. The Company has capital loss carryforwards of approximately $14,056 which expire in 2024 which are only available to offset capital gain income. The Company has foreign tax credits of $3,231 which expire in tax years 2025 through 2028. The Company has research and development tax credits of $3,461 which expire in tax years 2035 through 2041. The Company has various foreign net operating loss carryforwards, state net operating loss carryforwards, and state tax credits that expire in various years and amounts through tax year 2040.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance at February 28, 2018	$9,107
Additions based on tax positions taken in the current and prior years	2,125
Settlements	—
Decreases based on tax positions taken in the prior years	(1,923)
Other	(227)
Balance at February 28, 2019	$9,082
Additions based on tax positions taken in the current and prior years	399
Settlements	—
Decreases based on tax positions taken in the prior years	(2,107)
Other	(139)
Balance at February 29, 2020	$7,235
Additions based on tax positions taken in the current and prior years	3
Settlements	—
Decreases based on tax positions taken in prior years	(490)
Other	112
Balance at February 28, 2021	$6,860

Of the amounts reflected in the table above at February 28, 2021, $6,860, if recognized, would reduce our effective tax rate. If recognized, $5,916 of the unrecognized tax benefits are likely to attract a full valuation allowance, thereby offsetting the favorable impact to the effective tax rate. Our unrecognized tax benefit non-current consolidated balance sheet liability, including interest and penalties, is $1,170. The Company records accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income. For the years ended February 28, 2021, February 29, 2020 and February 28, 2019, interest and penalties on unrecognized tax benefits were $4, $15 and $(389), respectively. The balance as of February 28, 2021 and February 29, 2020 was $226 and $223, respectively.  It is reasonably possible that unrecognized tax benefits will decrease by approximately $100 within the next 12 months.

The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statutes of limitations.  The earliest years' tax returns filed by the Company that are still subject to examination by the tax authorities in the major jurisdictions are as follows:

Jurisdiction	Tax Year

U.S.	2017
Netherlands	2016
Germany	2015

9)	Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,666,976	21,556,976	one	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	ten	Ratably with Class A

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

Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity, and amounted to 2,749,218 shares at both February 28, 2021 and February 29, 2020. The cost basis for subsequent sales of treasury shares is determined using an average cost method. In April 2019, the Company was authorized by the Board of Directors to increase the number of Class A Common Stock available for repurchase in the open market to 3,000,000. During the year ended February 29, 2020, the Company repurchased 581,124 shares of common stock for an aggregate cost of $2,742. During the years ended February 28, 2021 and February 28, 2019, the Company repurchased no shares. As of February 28, 2021, 2,418,876 shares of the Company's Class A common stock are authorized to be repurchased in the open market.

10)	Other Stock and Retirement Plans
a)	Supplemental Executive Retirement Plan

The Company has established a Supplemental Executive Retirement Plan ("SERP") to provide additional retirement income to its Chairman and select executive officers. Subject to certain performance criteria, service requirements and age restrictions, employees who participate in the SERP will receive restricted stock awards pursuant to the 2014 Plan. The restricted stock awards vest on the later of three years from the date of grant, or the grantee reaching the age of 65 years (see Note 1(u)).

As of February 28, 2021, approximately 1,244,000 shares of the Company's Class A common stock are reserved for issuance under the Company's Restricted and Stock Option Plans.

b)	Profit Sharing Plans

The Company has established two non-contributory employee profit sharing plans for the benefit of its eligible employees in the United States and Canada. The plans are administered by trustees appointed by the Company. No discretionary contributions were made during the years ended February 28, 2021, February 29, 2020 and February 28, 2019. Contributions required by law to be made for eligible employees in Canada were not material for all periods presented.

c)	401(k) Plans

The VOXX International Corporation 401(k) plan is for all eligible domestic employees. The Company matches a portion of the participant's contributions after three months of service under a predetermined formula based on the participant's contribution level. Shares of the Company's Common Stock are not an investment option in the 401(k) plan and the Company does not use such shares to match participants'

contributions. During the years ended February 28, 2021, February 29, 2020 and February 28, 2019, the Company contributed, net of forfeitures, $343, $359 and $378 to the 401(k) Plan.

d)	Cash Bonus Profit Sharing Plan

The Company has a Cash Bonus Profit Sharing Plan that allows it to make profit sharing contributions for the benefit of eligible employees for any fiscal year based on a pre-determined formula on the Company's pre-tax profits. The size of the contribution is dependent upon the performance of the Company. A participant’s share of the contribution is determined pursuant to the participant’s eligible wages for the fiscal year as a percentage of total eligible wages for all participants. There were no contributions made to the plan for the years ended February 28, 2021, February 29, 2020 and February 28, 2019.

e)	Deferred Compensation Plan

A Deferred Compensation Plan (the “Plan”) was adopted by the Company in 1999 for Vice Presidents and above. The Plan is intended to provide certain executives with supplemental retirement benefits as well as to permit the deferral of more of their compensation than they are permitted to defer under the Profit Sharing and 401(k) Plans. The Plan provides for a matching contribution equal to 25% of the employee deferrals up to $20 to be made at the Company’s discretion. No matching contributions were made for the years ended February 28, 2021, February 29, 2020 and February 28, 2019. The Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. All compensation deferred under the Plan is held by the Company in an investment trust which is considered an asset of the Company.  The Company has the option of amending or terminating the Plan at any time.

The investments, which amounted to $1,777 and $2,282 at February 28, 2021 and February 29, 2020, respectively, are classified as long-term marketable equity securities and are included in Investment securities on the accompanying Consolidated Balance Sheets and a corresponding liability is recorded in Deferred compensation, which is classified as a non-current liability. Unrealized gains and losses on the marketable securities and corresponding deferred compensation liability net to zero in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).
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

We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration. Control of an underlying asset is conveyed if we obtain the rights to direct the use of, and to obtain substantially all of the economic benefit from, the use of the underlying asset. Some of our leases include both lease and non-lease components which are accounted for as a single lease component, as we have elected the practical expedient in ASU 842-10-15-37. Some of our operating lease agreements include variable lease costs, including taxes, common area maintenance, or increases in rental costs related to inflation. Such variable payments, other than those dependent upon a market index or rate, are expensed when the obligation for those payments is incurred. Lease expense is recorded in operating expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less which do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise are considered short term leases and are not recorded on the balance sheet. The Company had no short term leases during the year ended February 28, 2021.

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

Refer to the Consolidated Statements of Cash Flows for supplemental cash flow information related to leases.

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

The components of lease cost for the year ended February 28, 2021 were as follows:

	February 28, 2021	February 29, 2020
Operating lease cost (a) (c)	$1,169	$880
Finance lease cost:
Amortization of right of use assets (a)	596	684
Interest on lease liabilities (b)	28	47
Total finance lease cost	$624	$731

(a)	Recorded within Selling, general and administrative, Engineering, and technical support, and Cost of sales on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(b)	Recorded within Interest and bank charges on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(c)	Includes immaterial amounts related to variable rent expense.

Supplemental balance sheet information related to leases is as follows:

	February 28, 2021	February 29, 2020
Operating Leases
Operating lease, right of use assets	$4,572	$3,143
Total operating lease right of use assets	$4,572	$3,143
Accrued expenses and other current liabilities	$1,119	$784
Operating lease liabilities, less current portion	3,582	2,391
Total operating lease liabilities	$4,701	$3,175
Finance Leases
Property, plant and equipment, gross	$2,503	$2,503
Accumulated depreciation	(1,805)	(1,209)
Total finance lease right of use assets	$698	$1,294
Accrued expenses and other current liabilities	$418	$613
Finance lease liabilities, less current portion	302	720
Total finance lease liabilities	$720	$1,333
Weighted Average Remaining Lease Term
Operating leases	6.0 years	4.4 years
Finance leases	1.8 years	3.9 years
Weighted Average Discount Rate
Operating leases	4.49%	5.98%
Finance leases	3.87%	3.87%

At February 28, 2021, maturities of lease liabilities for each of the succeeding years were as follows:

	Operating Leases	Finance Leases
2022	$1,299	$428
2023	1,039	228
2024	759	79
2025	586	—
2026	425	—
Thereafter	1,168	—
Total lease payments	5,276	735
Less imputed interest	575	15
Total	$4,701	$720

As of February 28, 2021, the Company has not entered into any lease agreements that have not yet commenced.

Rental expense for the Company’s operating lease agreements and other rental agreements on a month-to-month basis was $883 for the year ended February 28, 2019.

The Company owns and occupies buildings as part of its operations. Certain space within these buildings may, from time to time, be leased to third parties from which the Company earns rental income as lessor. This leased space is recorded within property, plant and equipment and was not material to the Company's Consolidated Balance Sheet at February 28, 2021. Rental income earned by the Company for the years ended February 28, 2021, February 29, 2020, and February 28, 2019 was $739, $663, and $517, respectively, which is recorded within Other income (expense).

12)	Financial Instruments
a)	Off-Balance Sheet Risk

Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit principally to secure certain bank obligations and insurance policies. The Company had no open commercial letters of credit at February 28, 2021. Standby letters of credit amounted to $19,656 at February 28, 2021.  The terms of these letters of credit are all less than one year. No material loss is anticipated due to nonperformance by the counter parties to these agreements. The fair value of the standby letters of credit is estimated to be the same as the contract values based on the short-term nature of the fee arrangements with the issuing banks.

At February 28, 2021, the Company had unconditional purchase obligations for inventory commitments of $158,886. These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

b)	Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company's customers are located principally in the United States, Canada, Europe, and Asia Pacific and consist of, among others, distributors, mass merchandisers, warehouse clubs, major automobile manufacturers, and independent retailers.  The Company generally grants credit based upon analyses of customers' financial conditions and previously established buying and payment patterns. For certain customers, the Company establishes collateral rights in accounts receivable and inventory and obtains personal guarantees from certain customers based upon management's credit evaluation. Certain customers in Europe and Latin America have credit insurance equaling their credit limits.

At February 28, 2021 and February 29, 2020, the Company's five largest customer balances accounted for approximately 25% and 24% of accounts receivable, respectively. One customer in the Company’s Consumer Electronics segment accounted for 12% of the Company’s total consolidated net sales during the year ended February 28, 2021. No single customer accounted for more than 10% of net sales during the years ended February 29, 2020 or February 28, 2019. The Company's five largest customers represented 30%, 24%, and 25% of net sales during the years ended February 28, 2021, February 29, 2020, and February 28, 2019, respectively.

A portion of the Company's customer base may be susceptible to downturns in the retail economy, particularly in the consumer electronics industry. Additionally, customers specializing in certain automotive sound, security and accessory products may be impacted by fluctuations in automotive sales.
13)	Financial and Product Information About Foreign and Domestic Operations

Segments

The Company classifies its operations in the following three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics.

Our Automotive Electronics segment designs, manufactures, distributes and markets rear-seat entertainment devices, remote start systems, automotive security, vehicle access systems, mobile interface modules, mobile multimedia devices, aftermarket/OE-styled radios, car link-smartphone telematics applications, driver distraction products, collision avoidance systems, location-based services, turn signal switches, automotive lighting products, automotive sensing and camera systems, USB ports, cruise control systems, heated seats, and satellite radio products.

Our Consumer Electronics segment designs, manufactures, distributes and markets home theater systems, high-end loudspeakers, outdoor speakers, business music systems, cinema speakers, wireless and Bluetooth speakers, soundbars, wired and wireless headphones and ear buds, DLNA (Digital Living Network

Alliance) compatible devices, remote controls, karaoke products, infant/nursery products, personal sound amplifiers, as well as A/V connectivity, portable/home charging, reception and digital consumer products.

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

Segment data for each of the Company's segments are presented below:

	Automotive Electronics	Consumer Electronics	Biometrics	Corporate/ Eliminations	Total
Fiscal Year Ended February 28, 2021
Net sales	$163,903	$398,263	$836	$603	$563,605
Equity in income of equity investees	7,350	—	—	—	7,350
Interest expense and bank charges	1,540	8,537	1,475	(8,573)	2,979
Depreciation and amortization expense	2,881	3,856	322	3,974	11,033
Income (loss) before income taxes (a)	9,608	38,939	(8,726)	(12,183)	27,638

Fiscal Year Ended February 29, 2020
Net sales	$114,154	$279,675	$461	$599	$394,889
Equity in income of equity investees	5,174	—	—	—	5,174
Interest expense and bank charges	436	9,482	1,279	(8,222)	2,975
Depreciation and amortization expense	878	4,390	3,136	3,994	12,398
(Loss) income before income taxes (b)	(724)	9,385	(39,241)	(10,360)	(40,940)

Fiscal Year Ended February 28, 2019
Net sales	$161,647	$283,144	$1,098	$927	$446,816
Equity in income of equity investees	6,618	—	—	—	6,618
Interest expense and bank charges	868	10,191	4,013	(11,284)	3,788
Depreciation and amortization expense	1,002	4,419	3,158	3,765	12,344
Income (loss) before income taxes (c)	13,842	(29,348)	(18,928)	(24,529)	(58,963)

(a)	Included within Income (loss) before income taxes for the year ended February 28, 2021 is an intangible asset impairment charge of $1,300 within the Consumer Electronics segment (see Note 1(k)).

(b)

Included within Income (loss) before income taxes for the year ended February 29, 2020 are intangible asset impairment charges totaling $30,230 ($2,828 within the Consumer Electronics segment and $27,402 within the Biometrics segment) (see Note 1(k)). Also included within Income (loss) before taxes for the year ended February 29, 2020 is the gain on the sale of real property in Pulheim, Germany of $4,057 within the Consumer Electronics segment (see Note 11).

(c)

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

	United States	Europe	Other	Total
Fiscal Year Ended February 28, 2021
Net sales	$477,608	$82,134	$3,863	$563,605
Long-lived assets	46,614	3,569	1,843	52,026

Fiscal Year Ended February 29, 2020
Net sales	$322,612	$69,755	$2,522	$394,889
Long-lived assets	48,111	3,099	214	51,424

Fiscal Year Ended February 28, 2019
Net sales	$393,834	$49,970	$3,012	$446,816
Long-lived assets	48,870	11,533	70	60,473

14)	Revenue from Contracts with Customers

The Company operates in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. ASC Topic 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales are disaggregated by segments and product type for the years ended February 28, 2021, February 29, 2020 and February 28, 2019.

	Year ended February 28, 2021	Year ended February 29, 2020	Year ended February 28, 2019
Automotive Electronics Segment
OEM Products	$46,170	$49,673	$90,844
Aftermarket Products	117,733	64,481	70,803
Total Automotive Electronics Segment	163,903	114,154	161,647

Consumer Electronics Segment
Premium Audio Products	299,908	170,762	158,436
Other Consumer Electronic Products	98,355	108,913	124,708
Total Consumer Electronics Segment	398,263	279,675	283,144

Biometrics Segment
Biometric Products	836	461	1,098
Total Biometrics Segment	836	461	1,098

Corporate/Eliminations	603	599	927

Total Net Sales	$563,605	$394,889	$446,816

As of February 28, 2021 and February 29, 2020, the balance of the Company's return asset was $2,404 and $1,544, respectively, and the balance of the refund liability was $5,145 and $3,779, respectively, which are presented within Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheets.

The Company had current and non-current contract liability balances totaling $5,265 at February 28, 2021 related to telematic subscription services for the Company’s DEI subsidiary established in conjunction with the Company’s acquisition in July 2020 (see Note 2). Revenue recognized for the year ended February 28, 2021 related to these services that had previously been deferred at the quarters ended August 31, 2020 and November 30, 2020 was $4,557. The Company had no contract liability balances at February 29, 2020. The Company had no contract asset balances at February 28, 2021 or February 29, 2020.
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

16)	Unaudited Quarterly Financial Data

Selected unaudited, quarterly financial data of the Company for the years ended February 28, 2021 and February 29, 2020 appear below:

	Quarters Ended
	February 28, 2021	November 30, 2020	August 31, 2020	May 31, 2020
2021	(a)	(b)
Net sales	$162,521	$201,065	$128,032	$71,987
Gross profit	42,368	58,128	38,076	19,975

Net income (loss) attributable to Voxx International Corporation	$9,448	$18,251	$7,340	$(8,272)

Income (loss) per share - basic: Attributable to VOXX International Corporation	$0.39	$0.75	$0.30	$(0.34)

Income (loss) per share - diluted: Attributable to VOXX International Corporation	$0.38	$0.74	$0.30	$(0.34)

	Quarters Ended
	February 29, 2020	November 30, 2019	August 31, 2019	May 31, 2019
2020	(c)	(d)	(e)
Net sales	$101,077	$110,112	$90,246	$93,454
Gross profit	28,534	31,464	23,769	26,009

Net (loss) income attributable to Voxx International Corporation	$(21,795)	$2,464	$(5,964)	$(1,148)

(Loss) income per share - basic: Attributable to VOXX International Corporation	$(0.90)	$0.10	$(0.24)	$(0.05)

(Loss) income per share - diluted: Attributable to VOXX International Corporation	$(0.90)	$0.10	$(0.24)	$(0.05)

Net income per common share is computed separately for each quarter. Therefore, the sum of such quarterly per share amounts may differ from the total for the years.

(a)

Included in the Net income attributable to VOXX International Corporation for the quarter ended February 28, 2021 is an impairment charge of $1,300 related to indefinite-lived intangible assets (see Note 1(k)).

(b)

Included in the Net income attributable to VOXX International Corporation for the quarter ended November 30, 2020 is the gain of $42 due to the hold-back release related to the Company’s investment in RxNetworks (see Note 1(f)).

(c)

Included in the Net loss attributable to VOXX International Corporation for the quarter ended February 29, 2020 are impairment charges of $30,230 related to definite and indefinite lived intangible assets (see Note 1(k)).

(d)

Included in Net income attributable to VOXX International Corporation for the quarter ended November 30, 2019 is the gain of $4,057 resulting from the sale of real property in Pulheim, Germany (See Note 11).

(e)

Included in the Net loss attributable to VOXX International Corporation for the quarter ended August 31, 2019 is the gain of $775 due to the hold-back release related to the Company’s investment in RxNetworks (see Note 1(f)).

17)	Subsequent Events

Wells Fargo Credit Facility

 On April 19, 2021, the Company entered into Amendment No. 9 to the Credit Facility. Pursuant to the terms thereof, the Credit Facility was amended primarily to: (i) provide for a Maximum Credit under the Credit Facility of $140,000; (ii) extend the Maturity Date of the Credit Facility to April 19, 2026; (iii) lower the Unused Line Fee to 0.65% per annum; (iv) provide for a Benchmark Replacement (SOFR) that will replace the LIBOR Rate for all revolver usage; (v) increase the Real Property Availability by reappraising the valuation of Real Property; and (vi) increase the Availability Concentrations for certain customer accounts receivable balances. The Benchmark Replacement is subject to the occurrence of a Benchmark Transition Event, as defined in the Second Amended and Restated Credit Agreement, and becomes effective for the Company after a five-day transition period following the event.

Onkyo Home Entertainment Corporation Letter of Intent

On May 3, 2021, the Company signed a Letter of Intent to acquire the home audio/video business of Onkyo Home Entertainment Corporation (“Onkyo”), along with Sharp Corporation (“Sharp”) as the Company’s partner. The Company and Sharp have been granted exclusivity while discussions proceed. Voxx and Sharp also entered into a binding agreement to move forward with the proposed acquisition and all parties are working toward reaching a definitive agreement by May 20, 2021. If an agreement is reached, it will be presented to Onkyo’s shareholders at its ordinary general meeting of shareholders scheduled for June 25, 2021.

EyeLock Distribution Agreement

On May 3, 2021, EyeLock entered into a four-year exclusive distribution agreement (the “Agreement”) with GalvanEyes LLC (“GalvanEyes”), a Florida LLC managed by Voxx’s largest shareholder, Beat Kahli. The Agreement provides that GalvanEyes will become the exclusive distributor of EyeLock products in the EU, Switzerland, Puerto Rico, Malaysia, and Singapore with the exception of any existing customer relationships. GalvanEyes was also granted exclusive distribution rights in the United States for the residential real estate market and specific U.S. Government agencies, and non-exclusive distribution rights in all other territories and verticals with the Company’s consent. In consideration of the grant of exclusivity, GalvanEyes has agreed to pay EyeLock $10.0 million in the form of an annual fee of up to $5.0 million, with payments on a quarterly basis. Any gross profit generated by GalvanEyes on the sale of EyeLock products by GalvanEyes will be deducted from the annual fee. The transaction is subject to certain closing conditions, including formal approval by the Company’s Board of Directors and approval by the Company’s shareholders at the Annual Meeting of Stockholders currently scheduled for July 29, 2021.

SCHEDULE II

VOXX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years ended February 28, 2021, February 29, 2020 and February 28, 2019

(In thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Year	Gross Amount Charged to Costs and Expenses	Reversals of Previously Established Accruals	Deductions (a)	Balance at End of Year
Year ended February 28, 2021
Allowance for credit losses	$1,954	$(271)	$—	$90	$1,593
Cash discount allowances	751	6,565	—	6,212	1,104
Sales return reserve	3,779	16,550	—	15,184	5,145

Year ended February 29, 2020
Allowance for credit losses	$2,548	$253	$—	$847	$1,954
Cash discount allowances	1,125	5,243	—	5,617	751
Sales return reserve	4,415	13,243	—	13,879	3,779

Year ended February 28, 2019
Allowance for credit losses	$2,196	$858	$—	$506	$2,548
Cash discount allowances	1,205	6,112	—	6,192	1,125
Sales return reserve	3,779	10,391	—	9,755	4,415

(a)	For the allowance for credit losses and cash discount allowances, deductions represent currency effects, chargebacks and payments made or credits issued to customers.

Exhibit Number	Description

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

101

The following materials from VOXX International Corporation's Annual Report on Form 10-K for the period ended February 28, 2021, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii), the Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104	The cover page from VOXX International Corporation’s Annual Report on Form 10-K for the period ended February 28, 2021has been formatted in Inline XBRL.

All other schedules are omitted because the required information is shown in the financial statements or notes thereto or because they are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

May 13, 2021	By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick M. Lavelle Patrick M. Lavelle	President; Chief Executive Officer (Principal Executive Officer) and Director	May 13, 2021
/s/ Charles M. Stoehr Charles M. Stoehr	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	May 13, 2021
/s/ John J. Shalam John J. Shalam	Chairman of the Board of Directors	May 13, 2021
/s/ John Adamovich, Jr. John Adamovich, Jr.	Director	May 13, 2021
/s/ Denise Gibson Denise Gibson	Director	May 13, 2021
/s/ Peter A. Lesser Peter A. Lesser	Director	May 13, 2021
/s/ Ari Shalam Ari Shalam	Director	May 13, 2021