Form 10-Q
period 2021-05-31
VOXX International Corp
filed 2021-07-12
CIK 807707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of July 9, 2021
Class A Common Stock	21,727,629 Shares
Class B Common Stock	2,260,954 Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	May 31, 2021	February 28, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,710	$59,404
Accounts receivable, net	95,498	106,165
Inventory	137,723	130,793
Receivables from vendors	357	277
Prepaid expenses and other current assets	26,864	22,266
Income tax receivable	440	434
Total current assets	297,592	319,339
Investment securities	1,685	1,777
Equity investment	23,145	23,267
Property, plant and equipment, net	51,659	52,026
Operating lease, right of use asset	4,559	4,572
Goodwill	57,408	58,311
Intangible assets, net	88,699	90,104
Deferred income tax assets	101	99
Other assets	990	1,323
Total assets	$525,838	$550,818
Liabilities, Redeemable Equity, and Stockholders' Equity
Current liabilities:
Accounts payable	$46,320	$61,826
Accrued expenses and other current liabilities	47,893	53,392
Income taxes payable	1,868	1,587
Accrued sales incentives	21,029	25,313
Contract liabilities, current	4,005	4,178
Current portion of long-term debt	500	500
Total current liabilities	121,615	146,796
Long-term debt, net of debt issuance costs	5,260	5,962
Finance lease liabilities, less current portion	229	302
Operating lease liabilities, less current portion	3,540	3,582
Deferred compensation	1,685	1,777
Deferred income tax liabilities	7,010	6,645
Other tax liabilities	1,079	1,170
Other long-term liabilities	4,422	5,255
Total liabilities	144,840	171,489
Commitments and contingencies (see Note 25)
Redeemable equity (see Note 8)	3,226	3,260
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 21)	—	—
Common stock:
Class A, $.01 par value, 60,000,000 shares authorized, 24,476,847 and 24,416,194 shares issued and 21,727,629 and 21,666,976 shares outstanding at May 31, 2021 and February 28, 2021, respectively	245	245
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding at both May 31, 2021 and February 28, 2021	22	22
Paid-in capital	299,782	300,402
Retained earnings	151,622	148,906
Accumulated other comprehensive loss	(14,485)	(14,977)
Less: Treasury stock, at cost, 2,749,218 shares of Class A Common Stock at both May 31, 2021 and February 28, 2021	(23,918)	(23,918)
Less: Redeemable equity	(3,226)	(3,260)
Total VOXX International Corporation stockholders' equity	410,042	407,420
Non-controlling interest	(32,270)	(31,351)
Total stockholders' equity	377,772	376,069
Total liabilities, redeemable equity, and stockholders' equity	$525,838	$550,818

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Operations and Comprehensive Income

(In thousands, except share and per share data)

	Three months ended May 31,
	2021	2020
Net sales	$137,060	$71,987
Cost of sales	100,365	52,012
Gross profit	36,695	19,975
Operating expenses:
Selling	11,467	8,567
General and administrative	19,352	14,995
Engineering and technical support	6,232	4,485
Total operating expenses	37,051	28,047
Operating loss	(356)	(8,072)
Other (expense) income:
Interest and bank charges	(528)	(799)
Equity in income of equity investee	2,723	862
Other, net	442	685
Total other income, net	2,637	748
Income (loss) before income taxes	2,281	(7,324)
Income tax expense	484	1,781
Net income (loss)	1,797	(9,105)
Less: net loss attributable to non-controlling interest	(919)	(833)
Net income (loss) attributable to VOXX International Corporation	$2,716	$(8,272)
Other comprehensive income (loss):
Foreign currency translation adjustments	372	504
Derivatives designated for hedging	119	(177)
Pension plan adjustments	1	(14)
Other comprehensive income, net of tax	492	313
Comprehensive income (loss) attributable to VOXX International Corporation	$3,208	$(7,959)
Income (loss) per share - basic: Attributable to VOXX International Corporation	$0.11	$(0.34)
Income (loss) per share - diluted: Attributable to VOXX International Corporation	$0.11	$(0.34)
Weighted-average common shares outstanding (basic)	24,266,242	24,224,478
Weighted-average common shares outstanding (diluted)	24,925,974	24,224,478

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity

For the three months ended May 31, 2021 and 2020

(In thousands, except share and per share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Treasury Stock	Redeemable Equity	Total Stock- holders' Equity
Balances at February 28, 2021	$267	$300,402	$148,906	$(14,977)	$(31,351)	$(23,918)	$(3,260)	$376,069
Net income (loss)	—	—	2,716	—	(919)	—	—	1,797
Other comprehensive income, net of tax	—	—	—	492	—	—	—	492
Net settlement of 60,693 shares of common stock upon vesting of stock awards	—	(856)	—	—	—	—	—	(856)
Stock-based compensation expense	—	236	—	—	—	—	34	270
Balances at May 31, 2021	267	299,782	151,622	(14,485)	(32,270)	(23,918)	(3,226)	377,772

Balances at February 29, 2020	$266	$299,228	$122,139	$(19,055)	$(27,950)	$(23,918)	$(2,481)	$348,229
Net loss	—	—	(8,272)	—	(833)	—	—	(9,105)
Other comprehensive income, net of tax	—	—	—	313	—	—	—	313
Stock-based compensation expense	1	351	—	—	—	—	(201)	151
Balances at May 31, 2020	267	299,579	113,867	(18,742)	(28,783)	(23,918)	(2,682)	339,588

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Three months ended May 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,797	$(9,105)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,807	2,543
Amortization of debt discount	83	206
Bad debt expense (recovery)	19	(7)
Reduction in the carrying amount of the right of use asset	341	243
Loss (gain) on forward contracts	174	(67)
Equity in income of equity investees	(2,723)	(862)
Distribution of income from equity investees	2,845	1,502
Deferred income tax expense	318	644
Non-cash compensation adjustment	(92)	(541)
Stock based compensation expense	236	351
Changes in operating assets and liabilities:
Accounts receivable	10,803	14,842
Inventory	(5,827)	(6,059)
Receivables from vendors	(80)	(4)
Prepaid expenses and other	(1,223)	(255)
Investment securities-trading	92	541
Accounts payable, accrued expenses, accrued sales incentives, contract liabilities, and other liabilities	(26,777)	7,638
Income taxes payable	164	675
Net cash (used in) provided by operating activities	(17,043)	12,285
Cash flows from investing activities:
Purchases of property, plant, and equipment	(927)	(586)
Issuance of promissory note	(3,000)	—
Net cash used in investing activities	(3,927)	(586)
Cash flows from financing activities:
Principal payments on finance lease obligation	(114)	(169)
Repayment of bank obligations	(125)	(125)
Borrowings on bank obligations	—	20,000
Deferred financing costs	(660)	—
Withholding taxes paid on net issuance of stock award	(856)	—
Net cash (used in) provided by financing activities	(1,755)	19,706
Effect of exchange rate changes on cash	31	209
Net (decrease) increase in cash and cash equivalents	(22,694)	31,614
Cash and cash equivalents at beginning of period	59,404	37,425
Cash and cash equivalents at end of period	$36,710	$69,039

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(1)	Basis of Presentation

The accompanying unaudited interim consolidated financial statements of VOXX International Corporation and Subsidiaries ("Voxx" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270 for interim financial information, and in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations, changes in stockholders’ equity, and cash flows for all periods presented.  The results of operations are not necessarily indicative of the results to be expected for the full fiscal year or any interim period.  These unaudited consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with GAAP. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 28, 2021. Certain amounts in the prior year have been reclassified to conform to the current year presentation.

We operate in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. See Note 23 for the Company's segment reporting disclosures.
(2)	Acquisition and Pending Acquisition Transaction

Directed LLC and Directed Electronics Canada, Inc. Acquisition

On July 1, 2020, the Company completed the acquisition of certain assets and liabilities, which comprise the aftermarket vehicle remote start and security systems and connected car solutions (telematics) businesses of Directed LLC and Directed Electronics Canada Inc. (collectively, with Directed LLC, “Directed”) via an asset purchase agreement. The acquired assets included inventory, accounts receivable, certain fixed assets, IT systems, and intellectual property. The cash purchase price was $11,000. Net sales from the Company’s newly formed subsidiaries, VOXX DEI LLC and VOXX DEI Canada, Ltd. (collectively, with VOXX DEI LLC, “DEI”), included in our consolidated results for the three months ended May 31, 2021, represented approximately 8.8% of our consolidated net sales. DEI’s results of operations are included in the consolidated financial statements of Voxx in our Automotive Electronics segment. The purpose of this acquisition was to expand the Company’s market share within the automotive electronics industry.

The following summarizes the allocation of the purchase price based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition:

	July 1, 2020	Measurement Period Adjustments	July 1, 2020 (as adjusted)
Assets acquired:
Inventory	$7,054	956	8,010
Accounts receivable	5,173	214	5,387
Other current assets	160	-	160
Property and equipment	2,815	-	2,815
Operating lease, right of use asset	1,771	-	1,771
Customer relationships	2,600	(100)	2,500
Trademarks	4,500	-	4,500
Patented technology	1,030	-	1,030
Goodwill	3,290	(1,240)	2,050
Total assets acquired	$28,393	$(170)	$28,223

Liabilities assumed:
Accounts payable	8,144	-	8,144
Accrued expenses	1,406	(181)	1,225
Contract liabilities	4,872	11	4,883
Warranty accrual	1,200	-	1,200
Operating lease liability	1,771	-	1,771
Total	$17,393	$(170)	$17,223
Total purchase price	$11,000	$-	$11,000

The purchase allocation presented above is preliminary. We are in the process of refining the valuation of acquired assets and liabilities, including goodwill, and expect to finalize the purchase price allocation prior to June 30, 2021. During Fiscal 2021 and during the three months ended May 31, 2021, the Company recorded a cumulative net measurement period adjustment that decreased goodwill by $1,240, as presented in the table above. The measurement period adjustment would have resulted in an insignificant decrease in amortization expense related to the customer relationships in the prior year. The Company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. Goodwill was determined as the excess of the purchase price over the fair value of the assets acquired (including the identifiable intangible assets) and represents synergies expected.

Onkyo Home Entertainment Corporation

On April 29, 2021, the Company signed a Letter of Intent to acquire the home audio/video business of Onkyo Home Entertainment Corporation (“Onkyo”), along with Sharp Corporation (“Sharp”) as the Company’s partner. On May 28, 2021, the Company and Sharp signed an asset purchase agreement to jointly acquire Onkyo for a total purchase price of $30,800, plus the assumption of certain liabilities. The agreement was approved by Onkyo’s shareholders at its ordinary general meeting of shareholders on June 25, 2021 and on June 28, 2021, the Company announced that it has entered into a joint venture with Sharp in order to execute the transaction. Finalization of the transaction is subject to customary and regulatory closing conditions and is expected to be completed on or about August 30, 2021.

In conjunction with the signing of the Letter of Intent on April 29, 2021, Onkyo signed a promissory note with the Company in the amount of $3,000 for the purpose of funding certain operating requirements of the business, including compensation related expenses and payment of accounts payable during the negotiation process and through the completion date of the transaction. The note was amended on June 22, 2021 to provide for additional borrowings of $2,250. The note bears interest at 4.00% and is due on August 30, 2021, or will be deducted from the cash purchase price paid by the Company upon completion of the transaction. As of May 31, 2021, the outstanding balance of the note was $3,000 and is included within Prepaid expenses and other current assets in the Consolidated Balance Sheet. As collateral for the amounts borrowed under the promissory note, Onkyo has granted a security interest in certain of its trademarks and other assets included in the asset purchase agreement, as defined in the Security Agreement signed on April 29, 2021 and amended on June 22, 2021.

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

There are no reconciling items which impact the numerator of basic and diluted net income (loss) per common share.  A reconciliation between the denominator of basic and diluted net income (loss) per common share is as follows:

	Three months ended May 31,
	2021	2020
Weighted-average common shares outstanding (basic)	24,266,242	24,224,478
Effect of dilutive securities:
Restricted stock and stock grants	659,732	—
Weighted-average common shares and potential common shares outstanding (diluted)	24,925,974	24,224,478

Restricted stock and stock grants 0 and 596,379 for the three months ended May 31, 2021 and 2020, respectively, were not included in the net income (loss) per diluted share calculation because the grant price of the restricted stock and stock grants was greater than the average market price of the Company’s common stock during these periods, or the inclusion of these components would have been anti-dilutive.

(4)	Investment Securities

As of May 31, 2021, and February 28, 2021, the Company had the following investments:

May 31, 2021
Fair Value
Investment Securities
Marketable Equity Securities
Mutual funds	$1,685
Total Marketable Equity Securities	1,685
Total Investment Securities	$1,685

February 28, 2021
Fair Value
Investment Securities
Marketable Equity Securities
Mutual funds	$1,777
Total Marketable Securities	1,777
Total Investment Securities	$1,777

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

At May 31, 2021 and February 28, 2021, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

The following table presents financial assets and liabilities measured at fair value on a recurring basis at May 31, 2021:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$36,710	$36,710	$—
Derivatives:
Designated for hedging	$(646)	$—	$(646)
Investment securities:
Mutual funds	$1,685	$1,685	$—

The following table presents financial assets and liabilities measured at fair value on a recurring basis at February 28, 2021:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$59,404	$59,404	$—
Derivatives:
Designated for hedging	$(765)	$—	$(765)
Investment securities:
Mutual funds	$1,777	$1,777	$—

At May 31, 2021, the carrying value of the Company's accounts receivable, short-term debt, accounts payable, accrued expenses, bank obligations, and long-term debt approximates fair value because of either (i) the short-term nature of the financial instrument; (ii) the interest rate on the financial instrument being reset every quarter to reflect current market rates; or (iii) the stated or implicit interest rate approximates the current market rates or are not materially different from market rates.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Derivative Instruments

The Company’s derivative instruments include forward foreign currency contracts and an interest rate swap agreement. The forward foreign currency contracts are utilized to hedge a portion of the Company’s foreign currency inventory purchases. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts ranges from 1 month to 9 months and are classified in the balance sheet according to their terms. The Company’s interest rate swap agreement hedges interest rate exposure related to the outstanding balance of its Florida Mortgage, with monthly payments due through March 2026. The swap agreement locks the interest rate on the debt at 3.48% (inclusive of credit spread) through the maturity date of the loan. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of our interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either assets or liabilities based on the fair value of the instruments at the end of the period.

Financial Statement Classification

The following table discloses the fair value as of May 31, 2021 and February 28, 2021 of the Company’s derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	May 31, 2021	February 28, 2021
Designated derivative instruments
Foreign currency contracts	Prepaid expenses and other current assets	$542	$412
	Accrued expenses and other current liabilities	(760)	(731)
Interest rate swap agreement	Other long-term liabilities	(428)	(446)
Total derivatives		$(646)	$(765)

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

During Fiscal 2021, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $8,100 and are designated as cash flow hedges at May 31, 2021. The current outstanding notional value of the Company's interest rate swap at May 31, 2021 is $6,989. For cash flow hedges, the gain or loss is reported as a component of Other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The net (loss) income recognized in Other comprehensive income (loss) for foreign currency contracts is expected to be recognized in Cost of sales during the next twelve months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. The gain or loss on the Company’s interest rate swap is recorded in Other comprehensive income (loss) and subsequently reclassified into Interest and bank charges in the period in which the hedged transaction affects earnings. As of May 31, 2021, no interest rate swaps originally designated for hedge accounting were de-designated or terminated.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Activity related to cash flow hedges recorded during the three months ended May 31, 2021 and 2020 was as follows:

	Three months ended
	May 31, 2021
	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Loss Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	$(28)	$(176)
Interest rate swaps	18	—

	Three months ended
	May 31, 2020
	Pretax Loss Recognized in Other Comprehensive Income	Pretax Gain Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	$—	$68
Interest rate swaps	(130)	—

(6)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of the following:

	Foreign Currency Translation Losses	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2021	$(13,374)	$(869)	$(734)	$(14,977)
Other comprehensive income (loss) before reclassifications	372	1	(2)	371
Reclassified from accumulated other comprehensive loss	—	—	121	121
Net current-period other comprehensive income	372	1	119	492
Balance at May 31, 2021	$(13,002)	$(868)	$(615)	$(14,485)

During the three months ended May 31, 2021, the Company recorded other comprehensive income (loss), net of the associated tax impact of $46 related to derivatives designated in a hedging relationship, and $0 related to pension plan adjustments.

The other comprehensive income (loss) before reclassification of $372 includes the remeasurement of intercompany transactions of a long-term investment nature of $(272) with certain subsidiaries whose functional currency is not the U.S. dollar, and $644 from translating the financial statements of the Company's non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(7)	Supplemental Cash Flow Information

The following is supplemental information relating to the Unaudited Consolidated Statements of Cash Flows:

	Three months ended May 31,
	2021	2020
Non-cash investing and financing activities:
Change in redeemable equity	$(34)	$201
Change in goodwill due to measurement period adjustments, net	(903)	-
Right of use assets obtained in exchange for operating lease obligations	-	276
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$341	$243
Operating cash flows from finance leases	4	9
Finance cash flows from finance leases	114	169
Cash paid during the period:
Interest (excluding bank charges)	$128	$291
Income taxes (net of refunds)	1,553	466

(8)	Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Notes to the Consolidated Financial Statements contained in the Company’s Form 10-K for the fiscal year ended February 28, 2021.

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

The Company's Omnibus Equity Incentive Plan was established in 2014 (the "2014 Plan"). Pursuant to the 2014 Plan, Restricted Stock Units ("RSUs") may be awarded by the Company to any individual who is employed by, provides services to, or serves as a director of the Company or its affiliates. RSUs vest on the later of three years from the date of grant, or the grantee reaching the age of 65 years. The RSU awards will also vest upon the sale of all of the Company's issued and outstanding stock, the sale of all, or substantially all, of the assets of a subsidiary of which the grantee serves as CEO and/or President, or the termination of the grantee's employment without cause, provided that the grantee, at the time of termination, has been employed for at least 10 years. When vested, RSU awards may be settled in shares of common stock or in cash, at the Company's sole option. There are no market conditions inherent in an RSU award, only the employee performance requirement for performance awards, and the service requirement that the respective employee continues employment with the Company through the vesting date. In July 2020, the Company granted 48,269 RSU awards to employees under the 2014 Plan. The Company expenses the cost of RSU awards on a straight-line basis over the requisite service period of each grantee. For these purposes, the fair market value of each RSU is determined based on the mean of the high and low price of the Company's common stock on the grant date. The fair market value of each RSU granted in July 2020 was $5.76.

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

-

Additional stock grants of 100,000 shares of Class A Common Stock to be issued on each of March 1, 2020, March 1, 2021, and March 1, 2022. Compensation expense of $40 and $103 was recognized during the three months ended May 31, 2021 and May 31, 2020, respectively, based upon the grant fair value of $4.15 per share using the graded vesting attribution method. On March 1, 2020, 100,000 of these stock grants vested, resulting in 100,000 shares of the Company’s Class A Common Stock issued to Mr. Lavelle. On March 1, 2021, an additional

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

100,000 of these stock grants vested, resulting in 60,653 shares of Class A Common Stock issued to Mr. Lavelle and 39,347 withheld for taxes.

-

Grant of market stock units (“MSU’s”) up to a maximum value of $5,000, based upon the achievement of a 90-calendar day average stock price of no less than $5.49 over the performance period ending on the third and fifth anniversary of the effective date of the Employment Agreement. The value of the MSU award increases based upon predetermined targeted 90-calendar day average stock prices with a maximum of $5,000 if the 90-calendar day average high stock price equals or exceeds $15.00. The number of shares to be issued related to the MSUs based upon achievement of the maximum award value of $5,000, and if issued at $15.00 per share, is estimated at 333,333 shares. Actual results may differ based upon when the high average stock price is achieved and settled.  We recognized stock-based compensation expense of $61 during both the three months ended May 31, 2021 and May 31, 2020 related to these MSU’s using the graded vesting attribution method over the performance period. As of May 31, 2021, all of the MSU’s remain outstanding.

All stock grants under the Employment Agreement are subject to a hold requirement as specified in the Employment Agreement. The Employment Agreement gave Mr. Lavelle, in certain limited change of control situations, the right to require the Company to purchase the shares in connection with the Employment Agreement, shares personally acquired by Mr. Lavelle, and shares issued to him under other incentive compensation arrangements.  Accordingly, the stock awards issued in connection with the Employment Agreement are presented as redeemable equity on the Consolidated Balance Sheets at grant-date fair value. RSUs previously held by Mr. Lavelle under the 2014 Plan and shares personally purchased by Mr. Lavelle have been reclassified from permanent equity to redeemable equity. As the contingent events that would allow Mr. Lavelle to redeem the shares are not probable at this time, remeasurement of the amounts in redeemable equity have not been recorded. The Employment Agreement contains certain restrictive and non-solicitation covenants.

The following table presents a summary of the activity related to the initial stock grant, additional stock grants under the Employment Agreement, and RSU grants under the 2014 Plan for the three months ended May 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested award balance at February 28, 2021	603,724	$5.18
Granted	—	—
Vested and settled	(100,000)	4.15
Unvested award balance at May 31, 2021	503,724	$5.39

At May 31, 2021, there were 278,318 vested and unsettled stock grants and RSU awards under the Company’s 2014 Plan with a weighted average fair value of $7.71.

During the three months ended May 31, 2021 and May 31, 2020, the Company recorded $236 and $351, respectively, in total stock-based compensation related to the 2014 Plan, as well as additional stock grants and MSU’s under the Employment Agreement. As of May 31, 2021, there was approximately $1,233 of unrecognized stock-based compensation expense related to unvested RSU awards, stock grants, and MSU’s.
(9)	Supply Chain Financing

The Company has supply chain financing agreements and factoring agreements that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The balances under the agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three months ended May 31, 2021, net of discounts, were $12,201 compared to $18,875 for the three months ended May 31, 2020.
(10)	Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $2,321 for the three months ended May 31, 2021 compared to $1,855 for the three months ended May 31, 2020. All amounts are net of customer reimbursements and are included within Engineering and technical support expenses on the Unaudited Consolidated Statements of Operations and Comprehensive Income.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(11)	Goodwill and Intangible Assets

The change in goodwill by segment is as follows:

Automotive Electronics:	Amount
Beginning balance at March 1, 2021	$11,778
Activity during the period	(903)
Balance at May 31, 2021	$10,875
Gross carrying value at May 31, 2021	$10,875
Accumulated impairment charge	—
Net carrying value at May 31, 2021	$10,875
Consumer Electronics:
Beginning balance at March 1, 2021	$46,533
Activity during the period	—
Balance at May 31, 2021	$46,533
Gross carrying value at May 31, 2021	$78,696
Accumulated impairment charge	(32,163)
Net carrying value at May 31, 2021	$46,533
Total Goodwill, net	$57,408

The Company's Biometrics segment did not carry a goodwill balance at May 31, 2021 or February 28, 2021.

At May 31, 2021, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$54,697	$37,400	$17,297
Trademarks/Tradenames	5,545	941	4,604
Developed technology	14,144	12,583	1,561
Patents	6,736	4,863	1,873
License	1,400	1,400	—
Contracts	1,556	1,556	—
Total finite-lived intangible assets	$84,078	$58,743	25,335
Indefinite-lived intangible assets
Trademarks			63,364
Total intangible assets, net			$88,699

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

At February 28, 2021, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$54,688	$36,412	$18,276
Trademarks/Tradenames	5,545	811	4,734
Developed technology	14,144	12,516	1,628
Patents	6,736	4,629	2,107
License	1,400	1,400	—
Contracts	1,556	1,556	—
Total finite-lived intangible assets	$84,069	$57,324	26,745
Indefinite-lived intangible assets
Trademarks			63,359
Total intangible assets, net			$90,104

The Company recorded amortization expense of  $1,411 for the three months ended May 31, 2021 and $1,169 for the three months ended May 31, 2020, respectively. The estimated aggregate amortization expense for all amortizable intangibles for May 31 of each of the succeeding years is as follows:

Year	Amount
2022	$5,417
2023	4,545
2024	4,226
2025	4,052
2026	3,320

(12)	Equity Investment

As of May 31, 2021 and February 28, 2021, the Company has a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	May 31, 2021	February 28, 2021
Current assets	$51,128	$49,956
Non-current assets	4,669	4,757
Liabilities	9,507	8,179
Members' equity	46,290	46,534

	Three months ended May 31,
	2021	2020
Net sales	$33,225	$16,441
Gross profit	8,645	4,137
Operating income	5,429	1,604
Net income	5,446	1,724

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

The Company's share of income from ASA was $2,723 for the three months ended May 31, 2021 and $862 for the three months ended May 31, 2020.
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

For the three months ended May 31, 2021, the Company recorded an income tax provision of $484, which includes a discrete income tax benefit of $74 related primarily to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations. For the three months ended May 31, 2020, the Company recorded an income tax provision of $1,781, which includes a discrete income tax provision of $4,292. The Company recorded a discrete tax provision of $4,275 related to an increase in valuation allowance as a result of the technical correction to net operating losses as provided in the CARES Act and a discrete tax provision of $17 related to the accrual of interest for unrecognized tax benefits.

The effective tax rates for the three months ended May 31, 2021 and 2020 were an income tax provision of 21.2% on pre-tax income of $2,281 and an income tax provision of 24.3% on pre-tax loss of $7,324, respectively. The effective tax rate for the three months ended May 31, 2021 differs from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates, and a tax benefit related to the decrease in the valuation allowance based on current year forecasted earnings. The effective tax rate for the three months ended May 31, 2020 differed from the statutory rate of 21% primarily due to the immediate U.S. taxation of foreign earnings, nondeductible permanent differences, non-controlling interest related to EyeLock LLC, state and local income taxes, and income taxed in foreign jurisdictions at varying tax rates.

At May 31, 2021, the Company had an uncertain tax position liability of $1,079, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S. federal, state, and local, and foreign tax issues.
(14)	Inventory

Inventories by major category are as follows:

	May 31, 2021	February 28, 2021
Raw materials	$20,223	$21,228
Work in process	1,673	1,732
Finished goods	115,827	107,833
Inventory	$137,723	$130,793

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

	Three months ended May 31,
	2021	2020
Opening balance	$5,290	$4,748
Liabilities for warranties accrued during the period	700	791
Warranty claims settled during the period	(600)	(973)
Ending balance	$5,390	$4,566

(16)	Accrued Restructuring Expense

At February 28, 2021, the Company had accrued restructuring charges of $31 included in Accrued expenses and other current liabilities, representing charges incurred in Fiscal 2019 for the realignment of certain businesses within the organization. During the three months ended May 31, 2021, these remaining accrued charges were settled.
(17)	Financing Arrangements

The Company has the following financing arrangements:

	May 31, 2021	February 28, 2021
Debt
Domestic credit facility (a)	$—	$—
Florida mortgage (b)	6,989	7,114
Euro asset-based lending obligation - VOXX Germany (c)	—	—
Total debt	6,989	7,114
Less: current portion of long-term debt	500	500
Long-term debt	6,489	6,614
Less: debt issuance costs	1,229	652
Total long-term debt, net of debt issuance costs	$5,260	$5,962

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(a)

Domestic Credit Facility

The Company has a senior secured credit facility (the "Credit Facility"), which was amended on April 19, 2021 to provide for a revolving credit facility with committed availability of up to $140,000. The Credit Facility also includes a $30,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 17(b)). The availability under the revolving credit line of the Credit Facility was $101,450 as of May 31, 2021.

All amounts outstanding under the Credit Facility will mature and become due on April 19, 2026; however, it is subject to acceleration upon the occurrence of an Event of Default (as defined in the Credit Agreement). The Company may prepay any amounts outstanding at any time, subject to payment of certain breakage and redeployment costs relating to LIBOR Rate Loans. The commitments under the Credit Facility may be irrevocably reduced at any time, without premium or penalty as set forth in the agreement.

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that swingline loans may only be designated as Base Rate Loans.  Loans designated as LIBOR Rate Loans bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.75 – 2.25% (2.00% at May 31, 2021).  Loans designated as Base Rate loans bear interest at a rate equal to the applicable margin for Base Rate Loans plus a range of 0.75 - 1.25% as defined in the agreement and shall not be lower than 1.75% (4.00% at May 31, 2021). The amendment to the Credit Facility in April 2021 provided for a Benchmark Replacement that will replace the LIBOR rate for all revolver usage. The Benchmark Replacement is subject to the occurrence of a Benchmark Transition Event, as defined in the Second Amended and Restated Credit Agreement and becomes effective after a five-day transition period following the event.

Provided that the Company is in a Compliance Period (the period commencing on that day in which Excess Availability is less than 15% of the Maximum Revolver Amount and ending on a day in which Excess Availability is equal to or greater than 15% for any consecutive 30-day period thereafter), the Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of May 31, 2021, the Company was not in a Compliance Period.

The obligations under the loan documents are secured by a general lien on, and security interest in, substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles, and inventory.  The Company has guaranteed the obligations of the borrowers under the Credit Agreement.

Charges incurred on the unused portion of the Credit Facility during the three months ended May 31, 2021 totaled $133 compared to $116 during the three months ended May 31, 2020. These charges are included within Interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive Income.

The Company has deferred financing costs related to the Credit Facility and previous amendments and modification of the Credit Facility. In conjunction with the amendment to its Credit Facility on April 19, 2021, the Company incurred additional financing fees of $660 that will be amortized over the remaining term of the facility. The Company accounted for the April 2021 amendment to the Credit Facility as a modification of debt. Deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance and are amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive Income over the term of the Credit Facility, which expires on April 19, 2026. During the three months ended May 31, 2021, the Company amortized $75 of these costs, as compared to $198 during the three months ended May 31, 2020. The net unamortized balance of these deferred financing costs as of May 31, 2021 is $1,082.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(b)

Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida. Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. The Florida Mortgage bears interest at 70% of 1-month LIBOR plus 1.54% (1.17% at May 31, 2021) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The financial covenants of the Florida Mortgage are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, which are recorded as deferred financing costs and included in Long-term debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and are being amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive Income over the ten-year term of the Florida Mortgage. The Company amortized $8 of these costs during both the three months ended May 31, 2021 and 2020. The net unamortized balance of these deferred financing costs as of May 31, 2021 is $148.

On July 20, 2015, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure related to the Florida Mortgage and pays a fixed rate of 3.48% under the swap agreement (See Note 5).

(c)

Euro Asset-Based Lending Obligation – VOXX Germany

Foreign bank obligations include a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000 for the Company's subsidiary, VOXX Germany, which expires on July 31, 2023. The rate of interest for the ABL is the three-month Euribor plus 2.30% (2.30% at May 31, 2021). As of May 31, 2021, there is no balance outstanding under this credit facility.

(18)	Other Income (Expense)

Other income (expense) is comprised of the following:

	Three months ended May 31,
	2021	2020
Foreign currency gain (loss)	$116	$(116)
Interest income	7	86
Rental income	164	186
Miscellaneous	155	529
Total other, net	$442	$685

(19)	Foreign Currency

The Company has a subsidiary in Venezuela. Venezuela has experienced significant political and civil unrest, as well as economic instability for several years, and has implemented various foreign currency and price controls. The Company accounts for its Venezuela subsidiary as hyper-inflationary in accordance with the guidelines in ASC 830, "Foreign Currency." A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3-year period.  The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars. The Company’s

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

operations in Venezuela are suspended and net currency exchange gains and losses for the three months ended May 31, 2021 were not significant.

The Company has certain long-lived assets in Venezuela, which are held for investment purposes. These properties had no value at May 31, 2021.

(20)	Lease Obligations

We account for leases in accordance with ASC 842 “Leases” (“ASC 842”). We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration.

We have operating leases for office equipment, as well as offices, warehouses, and other facilities used for our operations. We also have finance leases comprised primarily of computer hardware and machinery and equipment. Our leases have remaining lease terms of less than 1 year to 10 years, some of which include renewal options. We consider these renewal options in determining the lease term used to establish our right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal option will be exercised. The Company had no short-term leases during the three months ended May 31, 2021.

Refer to Note 7 for supplemental cash flow information related to leases.

The components of lease cost for the three months ended May 31, 2021 and 2020 were as follows:

	Three months ended May 31,
	2021	2020
Operating lease cost (a) (c)	$341	$243
Finance lease cost:
Amortization of right of use assets (a)	121	169
Interest on lease liabilities (b)	4	9
Total finance lease cost	$125	$178

(a)	Recorded within Selling, General and administrative, Engineering and technical support, and Cost of sales on the Unaudited Consolidated Statement of Operations and Comprehensive Income.
(b)	Recorded within Interest and bank charges on the Unaudited Consolidated Statement of Operations and Comprehensive Income.
(c)	Includes immaterial amounts related to variable rent expense.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Supplemental balance sheet information related to leases is as follows:

	May 31, 2021	February 28, 2021
Operating Leases
Operating lease, right of use assets	$4,559	$4,572
Total operating lease right of use assets	$4,559	$4,572
Accrued expenses and other current liabilities	$1,162	$1,119
Operating lease liabilities, less current portion	3,540	3,582
Total operating lease liabilities	$4,702	$4,701
Finance Leases
Property, plant, and equipment, gross	$2,503	$2,503
Accumulated depreciation	(1,926)	(1,805)
Total finance lease right of use assets	$577	$698
Accrued expenses and other current liabilities	$366	$418
Finance lease liabilities, less current portion	229	302
Total finance lease liabilities	$595	$720
Weighted Average Remaining Lease Term
Operating leases	5.9 years	6.0 years
Finance leases	1.8 years	1.8 years
Weighted Average Discount Rate
Operating leases	4.40%	4.49%
Finance leases	3.87%	3.87%

Maturities of lease liabilities on May 31 of each of the succeeding years are as follows:

	Operating Leases	Finance Leases
2021	$1,319	374
2022	1,022	193
2023	756	40
2024	558	—
2025	397	—
Thereafter	1,196	—
Total lease payments	5,248	607
Less imputed interest	546	12
Total	$4,702	595

As of May 31, 2021, the Company has not entered into any lease agreements that have not yet commenced.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

The Company owns and occupies buildings as part of its operations. Certain space within these buildings may, from time to time, be leased to third parties from which the Company earns rental income as lessor. This leased space is recorded within property, plant, and equipment and was not material to the Company's Consolidated Balance Sheets at May 31, 2021 and February 28, 2021. Rental income earned by the Company for the three months ended May 31, 2021 and 2020 was $164 and $186, respectively, and is recorded within Other income (expense).
(21)	Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	May 31, 2021	February 28, 2021	May 31, 2021	February 28, 2021	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,727,629	21,666,976	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	2,749,218	2,749,218	N/A	N/A	N/A

(22)	Variable Interest Entity

A variable interest entity ("VIE") is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. Under ASC 810 – “Consolidation,” an entity that holds a variable interest in a VIE and meets certain requirements would be considered to be the primary beneficiary of the VIE and required to consolidate the VIE in its consolidated financial statements. In order to be considered the primary beneficiary of a VIE, an entity must hold a variable interest in the VIE and have both:

•	the power to direct the activities that most significantly impact the economic performance of the VIE; and
•	the right to receive benefits from, or the obligation to absorb losses of, the VIE that could be potentially significant to the VIE.

On September 1, 2015, Voxx acquired a majority voting interest in substantially all of the assets and certain specified liabilities of EyeLock, Inc. and EyeLock Corporation, a market leader of iris-based identity authentication solutions, through a newly formed entity, EyeLock LLC. The Company issued EyeLock LLC a promissory note for the purposes of repaying protective advances and funding working capital requirements of the entity. On April 5, 2021, this promissory note was amended and restated to allow EyeLock LLC to borrow up to $64,600. Through March 1, 2019, interest on the outstanding principal of the loan accrued at 10%. From March 1, 2019 forward, interest accrues at 2.5%. The amended and restated promissory note is due on June 30, 2022. The outstanding principal balance of this promissory note is convertible at the sole option of Voxx into units of EyeLock LLC. If Voxx chooses not to convert into equity, the outstanding loan principal of the amended and restated promissory note will be repaid at a multiple of 1.50 based on the repayment date. The agreement includes customary events of default and is collateralized by all of the property of EyeLock LLC.

We determined that we hold a variable interest in EyeLock LLC as a result of:

•	our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and
•	the loan agreement with EyeLock LLC, which has a total outstanding balance of $63,114 as of May 31, 2021.

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

On April 29, 2021, EyeLock LLC entered into a three-year exclusive distribution agreement (the “Agreement”) with GalvanEyes LLC (“GalvanEyes”), a Florida LLC managed by Voxx’s largest shareholder, Beat Kahli. The Agreement provides that GalvanEyes will become the exclusive distributor of EyeLock products in the EU, Switzerland, Puerto Rico, Malaysia, and Singapore with the exception of any existing customer relationships. GalvanEyes was also granted exclusive distribution rights in the United States for the residential real estate market and specific U.S. Government agencies, and non-exclusive distribution rights in all other territories and verticals with the Company’s consent. In consideration of the grant of exclusivity, GalvanEyes has agreed to pay EyeLock $10,000 in the form of an annual fee of up to $5,000, with payments on a quarterly basis. Any gross profit generated by GalvanEyes on the sale of EyeLock LLC products by GalvanEyes will be deducted from the annual fee. The transaction is subject to certain closing conditions, including formal approval by the Company’s Board of Directors and approval by the Company’s stockholders at the Annual Meeting of Stockholders scheduled for July 29, 2021.

Assets and Liabilities of EyeLock LLC

The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheets as of May 31, 2021 and February 28, 2021:

	May 31, 2021	February 28, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	59	167
Inventory, net	2,173	2,245
Prepaid expenses and other current assets	56	30
Total current assets	2,288	2,442
Property, plant and equipment, net	47	39
Intangible assets, net	2,260	2,329
Other assets	60	60
Total assets	$4,655	$4,870
Liabilities and Partners' Deficit
Current liabilities:
Accounts payable	$1,357	$1,396
Interest payable to VOXX	11,850	11,453
Accrued expenses and other current liabilities	562	824
Due to VOXX	63,114	61,072
Total current liabilities	76,883	74,745
Other long-term liabilities	1,200	1,200
Total liabilities	78,083	75,945
Commitments and contingencies
Partners' deficit:
Capital	41,416	41,416
Retained losses	(114,844)	(112,491)
Total partners' deficit	(73,428)	(71,075)
Total liabilities and partners' deficit	$4,655	$4,870

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Revenue and Expenses of EyeLock LLC

The following table sets forth the revenues and expenses of EyeLock LLC that were included in our Unaudited Consolidated Statements of Operations and Comprehensive Income for the three months ended May 31, 2021 and 2020:

	For the three months ended May 31,
	2021	2020
Net sales	$205	$97
Cost of sales	163	119
Gross profit	42	(22)
Operating expenses:
Selling	163	177
General and administrative	344	429
Engineering and technical support	1,487	1,155
Total operating expenses	1,994	1,761
Operating loss	(1,952)	(1,783)
Other expense:
Interest and bank charges	(401)	(354)
Other, net	—	—
Total other expense, net	(401)	(354)
Loss before income taxes	(2,353)	(2,137)
Income tax expense	—	—
Net loss	$(2,353)	$(2,137)

(23)	Segment Reporting

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

Our Consumer Electronics segment designs, manufactures, markets and distributes home theater systems, high-end loudspeakers, outdoor speakers, business music systems, cinema speakers, wireless and Bluetooth speakers, soundbars, wired and wireless headphones and ear buds, DLNA (Digital Living Network Alliance) compatible devices, remote controls, karaoke products, personal sound amplifiers, infant/nursery products, as well as A/V connectivity, portable/home charging, reception, and digital consumer products.

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

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Segment data for each of the Company's segments is presented below:

	Automotive Electronics	Consumer Electronics	Biometrics	Corporate/ Eliminations	Total
Three Months Ended May 31, 2021
Net sales	$42,657	$94,113	$205	$85	$137,060
Equity in income of equity investees	2,723	—	—	—	2,723
Interest expense and bank charges	373	1,975	401	(2,221)	528
Depreciation and amortization expense	783	1,001	76	947	2,807
Income (loss) before income taxes	3,230	5,468	(2,353)	(4,064)	2,281

Three Months Ended May 31, 2020
Net sales	$17,276	$54,514	$97	$100	$71,987
Equity in income of equity investees	862	—	—	—	862
Interest expense and bank charges	168	2,134	355	(1,858)	799
Depreciation and amortization expense	466	965	86	1,026	2,543
Loss before income taxes	(3,110)	(53)	(2,137)	(2,024)	(7,324)

(24)	Revenue from Contracts with Customers

The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. We apply the FASB’s guidance on revenue recognition, which requires us to recognize the amount of revenue and consideration that we expect to receive in exchange for goods and services transferred to our customers. To do this, the Company applies the five-step model prescribed by the FASB, which requires us to: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy a performance obligation.

Within our Automotive Electronics segment, while the majority of the contracts we enter into with Original Equipment Manufacturers (“OEMs”) are long-term supply arrangements, the performance obligations are established by the enforceable contract, which is generally considered to be the purchase order. The purchase orders are of durations less than one year. As such, the Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed.

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of consumer electronic, automotive electronic, and biometric products. Our consumer electronic products primarily consist of finished goods sold to retail and commercial customers, consisting of premium audio products and other consumer electronic products. Our automotive electronic products, some of which are manufactured by the Company, are sold both to OEM and aftermarket customers. Our biometrics products, primarily consisting of finished goods, are sold to retail and commercial customers. We recognize revenue for sales to our customers when transfer of control of the related good or service has occurred. The majority of our revenue was recognized under the point in time approach for the three months ended May 31, 2021. Certain telematic subscription revenues generated by our Automotive Electronics segment are recognized over time. Contract terms with certain of our OEM customers could result in additional products and services being transferred over time as a result of the customized nature of some of our products, together with contractual provisions in the customer contracts that provide us with an enforceable right to payment for performance completed to date; however, under typical terms, we do not have the right to consideration until the time of shipment from our manufacturing facilities or distribution centers, or until the time of delivery to our customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to our right to consideration at the time of shipment or delivery.

Under ASC 606, we are required to present a refund liability and a return asset within the Consolidated Balance Sheets. The changes in the refund liability are reported in Net sales, and the changes in the return asset are reported in

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Cost of sales in the Unaudited Consolidated Statements of Operations and Comprehensive Income. As of May 31, 2021 and February 28, 2021, the balance of the return asset was $2,185 and $2,404, respectively, and the balance of the refund liability was $4,575 and $5,145, respectively, and are presented within Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheets.

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

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had current and non-current contract liability balances totaling $5,037 at May 31, 2021 related to telematic subscription services of the Company’s DEI subsidiary established in connection with the Company’s acquisition in July 2020 (see Note 2). Revenue recognized for the three months ended May 31, 2021 that was included in the contract liability balance of $5,265 at February 28, 2021 was $1,847. The Company had no contract asset balances at May 31, 2021 or February 28, 2021.

Disaggregation of Revenue

The Company operates in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. ASC 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales are disaggregated by segment and product type for the three months ended May 31, 2021 and 2020:

	Three months ended May 31,
	2021	2020
Automotive Electronics Segment
OEM Products	$14,914	$7,659
Aftermarket Products	27,743	9,617
Total Automotive Segment	42,657	17,276
Consumer Electronics Segment
Premium Audio Products	71,593	34,538
Other Consumer Electronic Products	22,520	19,976
Total Consumer Electronics Segment	94,113	54,514
Biometrics Segment
Biometric Products	205	97
Total Biometrics Segment	205	97
Corporate/Eliminations	85	100
Total Net Sales	$137,060	$71,987

(25)	Contingencies

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

Accounting Pronouncements Recently Adopted

In August 2018, the FASB issued ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans."  ASU 2018-14 removes certain disclosures that are not considered cost beneficial, clarifies certain required disclosures and added additional disclosures. This ASU is effective for public companies for annual reporting periods and interim periods within those annual periods beginning after December 15, 2020.  The amendments in ASU 2018-14 must be applied on a retrospective basis.  The adoption of ASU 2018-14 did not have a significant effect on the disclosures in the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. This guidance also clarifies and simplifies other areas of ASC 740. This guidance is effective for fiscal years beginning after December 15, 2020. The guidance in this update has various elements, some of which are applied on a prospective basis and others on a retrospective basis with earlier application permitted. The adoption of ASU No. 2019-12 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In January 2020, the FASB issued ASU No. 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions by clarifying the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting under Topic 323, and the accounting for certain forward contracts and purchased options accounted for under Topic 815. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2020-01 did not have a material impact on the Company’s consolidated financial statements.

Standards Issued Not Yet Adopted

In March 2020 and January 2021, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU No. 2021-01, “Reference Rate Reform: Scope,” respectively. Together, these ASU’s provide optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 provides, among other things, guidance that modifications of contracts within the scope of Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; modifications of contracts within the scope of Topic 840, Leases, should be accounted for as a continuation of the existing contract; and, changes in the critical terms of hedging relationships caused by reference rate reform should not result in the de-designation of the instrument, provided certain criteria are met. ASU 2021-01 clarifies the scope and application of ASU 2020-04 and among other things, permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows. The Company’s exposure to LIBOR rates includes its Credit Facility, as well as its Florida Mortgage and related interest swap agreement. The amendments are effective as of March 12, 2020 through December 31, 2022. Adoption is permitted at any time. The Company is currently evaluating the impact this update may have on its consolidated financial statements.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(27)	Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the Unaudited Balance Sheet date of May 31, 2021 up to the issuance date of the Company’s Unaudited Consolidated Financial Statements. Except as disclosed in Note 2 related to the pending acquisition of Onkyo Home Entertainment Corporation, there have been no events that have occurred that would require adjustments to the disclosures in the Unaudited Consolidated Financial Statements.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three months ended May 31, 2021 compared to the three months ended May 31, 2020. Next, we present EBITDA and Adjusted EBITDA attributable to Voxx for the three months ended May 31, 2021 compared to the three months ended May 31, 2020, in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

Unless specifically indicated otherwise, all amounts presented in our MD&A below are in thousands, except share and per share data.

Business Overview

VOXX International Corporation ("Voxx," "We," "Our," "Us" or the "Company") is a leading international manufacturer and distributor operating in the Automotive Electronics, Consumer Electronics, and Biometrics industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image, and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through nineteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., VOXX German Holdings GmbH ("Voxx Germany"), Audiovox Canada Limited, Voxx Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Premium Audio Company LLC ("Klipsch"), Omega Research and Development, LLC ("Omega"), Voxx Automotive Corp., Audiovox Websales LLC, VSM-Rostra LLC (“VSM”), VOXX DEI LLC, and VOXX DEI Canada, Ltd. (collectively, with VOXX DEI, LLC, “DEI”), as well as a majority owned subsidiary, EyeLock LLC ("EyeLock"). We market our products under the Audiovox® brand name and other brand names and licensed brands, such as 808®, Acoustic Research®, Advent®, Avital®, Car Link®, Chapman®, Clifford®, Code-Alarm®, Crimestopper™, Directed®, Discwasher®, Energy®, Heco®, Invision®, Jamo®, Klipsch®, Mac Audio™, Magnat®, Mirage®, myris®, Oehlbach®, Omega®, Prestige®, Project Nursery®, Python®, RCA®, RCA Accessories, Rosen®, Rostra®, Schwaiger®, Smart Start®, Terk®, Vehicle Safety Automotive, Viper® and Voxx Automotive, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products and Onkyo & Pioneer products in North America.

COVID-19

During March 2020, a global pandemic was declared by the World Health Organization and a National Emergency was declared by the President of the United States related to the rapidly growing outbreak of COVID-19. The pandemic has significantly impacted economic conditions in the United States, as federal, state, and local governments reacted to the public health crisis, creating significant uncertainties in the United States, as well as the global economy. In the interest of public health and safety, U.S. jurisdictions (national, state, and local) where our primary operations and those of many of our customers are located required mandatory business closures, capacity limitations, or other restrictions for those permitted to continue to operate or allowed to reopen since the initial shut-downs in March 2020. As of the date of this filing, all of our operating locations are open, with certain locations operating at reduced capacity.

Although the Company’s revenues have increased for the three months ended May 31, 2021, as compared to the prior year period, the situation is still rapidly changing and additional impacts to the business may arise that we are not aware of currently, which could have an adverse impact on revenues, results of operations, and cash flows for the 2022 fiscal year. We cannot predict whether, when, or the manner in which the conditions surrounding COVID-19 will change, including the ultimate duration and scope of the pandemic; the severity of the virus, including the emergence of new variants; the impact of the COVID-19 vaccines, including the speed at which they are disseminated and their effectiveness; the actions taken by governments to contain the virus or treat its impact; and how quickly and to what extent normal economic and operating conditions can resume. Due to the evolving situation, future results of the Company could be impacted in ways we are not able to predict today, including, but not limited to, non-cash write-downs and impairments; foreign currency fluctuations; potential adjustments to the carrying value of inventory; and the delayed collections of, or inability to collect accounts receivables.

The Company continues to focus on cash flow and anticipates having sufficient resources to operate for the coming twelve-month period. In April 2021, the Company amended its Credit Facility in the U.S. in order to increase the maximum borrowing base under the facility and to extend the maturity date of the Credit Facility to April 2026 (see Note 17(a)).

Reportable Segments

The Company operates in three reportable segments based on our products and internal organizational structure. The operating segments consist of Automotive Electronics, Consumer Electronics, and Biometrics. See Note 23 to the Company's Consolidated Financial Statements for segment information.

Products included in these segments are as follows:

Automotive Electronics products include:

▪	mobile multi-media infotainment products, including overhead, seat-back, and headrest systems;
▪	automotive security, vehicle access, and remote start systems;
▪	satellite radios, including plug and play models, and direct connect models;
▪	smart phone telematics applications;
▪	mobile interface modules;
▪	automotive power accessories;
▪	rear observation and collision avoidance systems;
▪	driver distraction products;
▪	power lift gates;
▪	turn signal switches;
▪	automotive lighting products;
▪	automotive sensing and camera systems;
▪	USB ports;
▪	cruise control systems; and
▪	heated seats.

Consumer Electronics products include:

▪	premium loudspeakers;
▪	architectural speakers;
▪	commercial speakers;
▪	outdoor speakers;
▪	wireless and Bluetooth speakers;
▪	home theater systems;
▪	business music systems;
▪	streaming music systems;
▪	on-ear and in-ear headphones;
▪	wired and wireless headphones and ear buds;
▪	Bluetooth headphones and ear buds;
▪	Soundbars;
▪	DLNA (Digital Living Network Alliance) compatible devices;
▪	High-Definition Television ("HDTV") antennas;
▪	Wireless Fidelity ("WiFi") antennas;
▪	High-Definition Multimedia Interface ("HDMI") accessories;
▪	home electronic accessories such as cabling, power cords, and other connectivity products;
▪	performance enhancing electronics;
▪	TV universal remotes;
▪	flat panel TV mounting systems;
▪	karaoke products;
▪	infant/nursery products;
▪	power supply systems and charging products;
▪	electronic equipment cleaning products;

▪	personal sound amplifiers;
▪	set-top boxes; and
▪	home and portable stereos.

Biometrics products include:

▪	iris identification products, and
▪	biometric security related products.

We believe our segments have expanding market opportunities with certain levels of volatility related to domestic and international markets, new car sales, increased competition by manufacturers, private labels, technological advancements, discretionary consumer spending and general economic conditions. All of our products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future. Macroeconomic factors, such as increases in the unemployment rate, have been pressured as a result of the COVID-19 pandemic and have created a challenging demand environment in some of our markets, the duration and severity of which we are still unable to predict.

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

Critical Accounting Policies and Estimates

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; accrued sales incentives; expected credit losses on accounts receivable; inventory valuation; valuation of long-lived assets; valuation and impairment assessment of goodwill, trademarks, and other intangible assets; warranties; stock-based compensation; recoverability of deferred tax assets; and the reserve for uncertain tax positions at the date of the consolidated financial statements.  A summary of the Company's critical accounting policies is identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the fiscal year ended February 28, 2021. During Fiscal 2021, there were significant changes to the global economic situation as a consequence of the COVID-19 pandemic that could continue during Fiscal 2022. It is possible that this could cause changes to estimates in the future as a result of the financial circumstances of the markets in which the Company operates, the price of the Company’s publicly traded equity in comparison to the Company’s carrying value, and the health of the global economy. Such changes to estimates could potentially result in impacts that would be material to the consolidated financial statements, particularly with respect to the fair value of the Company’s reporting units in relation to potential goodwill impairment and the fair value of long-lived assets in relation to potential impairment. Since February 28, 2021, there have been no changes in our critical accounting policies.

Results of Operations

As you read this discussion and analysis, refer to the accompanying Unaudited Consolidated Statements of Operations and Comprehensive Income, which present the results of our operations for the three months ended May 31, 2021 and 2020.

The following tables set forth, for the periods indicated, certain statements of operations data for the three months ended May 31, 2021 and 2020.

Net Sales

	May 31,
	2021	2020	$ Change	% Change
Three Months Ended
Automotive Electronics	$42,657	$17,276	$25,381	146.9%
Consumer Electronics	94,113	54,514	39,599	72.6%
Biometrics	205	97	108	111.3%
Corporate	85	100	(15)	(15.0)%
Total net sales	$137,060	$71,987	$65,073	90.4%

Automotive Electronics sales represented 31.1% of the net sales for the three months ended May 31, 2021, compared to and 24.0% in the prior year period and increased $25,381 for the three months ended May 31, 2021, as compared to three months ended May 31, 2020. One of the primary drivers of sales increases in this segment was sales of aftermarket products related to the Company’s DEI subsidiary, established in connection with the Company’s acquisition in the second quarter of Fiscal 2021. Sales from DEI totaled approximately $12,100 during the three months ended May 31, 2021, and comprised approximately 28% of the segment’s sales for the quarter. These sales were not present during the three months ended May 31, 2020. The Company’s OEM rear seat entertainment sales increased approximately $5,300 during the three months ended May 31, 2021, primarily as a result of the rebound from prior year COVID-19 shut-downs, as several automotive manufacturing plants were not operating during the first quarter of Fiscal 2021, including Ford, GM, Stellantis (FCA), and Subaru, as well as due to the start of a new rear seat entertainment program. Sales of OEM automotive safety electronics increased approximately $3,200 both as a result of rebounding sales following the COVID-19 shut-downs of automotive manufacturers, and due to backordered sales from the fourth quarter of Fiscal 2021 that that were fulfilled during the three months ended May 31, 2021. In addition, the Company’s aftermarket security products, which include aftermarket remote starts; aftermarket rear seat entertainment products; and satellite radio products increased by approximately $2,200, $1,800, and $1,000, respectively, for the three months ended May 31, 2021. All of these increases were due to rebounding sales following brick and mortar business re-openings following the COVID-19 pandemic restrictions, which were in effect during the three months ended May 31, 2020, as well as increased demand experienced for certain aftermarket security products. As an offset to these increases, the Company experienced a decrease in OEM remote start products during the three months ended May 31, 2021 of approximately $400, primarily as a result of global semi-conductor shortages which have negatively affecting the Company’s ability to fulfill certain orders.

Consumer Electronics sales represented 68.7% of our net sales for the three months ended May 31, 2021, compared to 75.7% in the comparable prior year period and increased $39,599 for the three months ended May 31, 2021, as compared to the three months ended May 31, 2020. The Company continues to experience high consumer demand and has achieved market share growth in its domestic premium home theater, subwoofer, and premium wireless categories, launching a new premium wireless computer speaker system and other new Bluetooth speakers during the second quarter of Fiscal 2021, and began selling many of its products through warehouse club channels. Additionally, the lifting of many of the COVID-19 restrictions that were in place during the three months ended May 31, 2020 has also contributed positively to the sale of these products during the three months ended May 31, 2021, which resulted in a total sales increase of approximately $28,900 for the quarter. The Company’s 11 Trading Company LLC subsidiary, which was established during the second quarter of Fiscal 2021 and began selling Onkyo and Pioneer products through new distribution agreements during the third quarter of Fiscal 2021, contributed to an increase of approximately $6,400 in sales for the three months ended May 31, 2021. These sales were not present for the three months ended May 31, 2020. The Company also experienced increases in sales of approximately $2,300 related to certain other consumer electronic and accessory products for the three months ended May 31, 2021, such as wireless speakers, remotes, karaoke products, and nursery products, due to the rebound in sales following nationwide COVID-19 brick and mortar business closures and delayed customer orders during the three months ended May 31, 2020, as well as due to limited inventory for certain nursery products in the prior year. Within Europe, the Company experienced increases in both premium and other consumer accessory products of approximately $1,400 as a result of the lifting of many COVID-19 restrictions and the re-opening of brick-and-mortar businesses where these products are sold, as well as continued strong sales from online platforms. Finally, the Company experienced increases in sales of premium mobility products of approximately $1,100 for the three months ended May 31, 2021, as a result of both the re-opening of brick-and-mortar businesses due to COVID-19 restrictions lifting, and the launch of new wireless earbud products in the fourth quarter of Fiscal 2021. Offsetting these increases, the Company experienced a decrease in sales of hook-up products of approximately $600 during the three months ended May 31, 2021, as these products saw a large increase in sales during the three months ended May 31, 2020 due to the significant number of people working from home during the COVID-19 pandemic. During the first quarter of Fiscal 2022, sales of these products have normalized.

Biometrics sales represented 0.1% of our net sales for both the three months ended May 31, 2021 and 2020. Sales during the three months ended May 31, 2021 increased $108 compared to the prior year period due primarily to an increase in sales of its

NIXT product, which the Company began selling during the second half of Fiscal 2021. The NIXT product can be optionally fitted with iTEMP, a product that can take an individual’s temperature before allowing iris access.

Gross Profit and Gross Margin Percentage

	May 31,
	2021	2020	$ Change	% Change
Three Months Ended
Automotive Electronics	$11,522	$3,056	$8,466	277.0%
	27.0%	17.7%
Consumer Electronics	25,052	16,844	8,208	48.7%
	26.6%	30.9%
Biometrics	40	(22)	62	281.8%
	19.5%	-22.7%
Corporate	81	98	(17)	(17.3)%
	$36,695	$19,976	$16,719	83.7%
	26.8%	27.7%

Gross margin percentages for the Company have decreased 90 basis points for the three months ended May 31, 2021, as compared to the three months ended May 31, 2020.

Gross margin percentages in the Automotive Electronics segment increased 930 basis points for the three months ended May 31, 2021, as compared to the prior year period. The primary driver of the margin increases in this segment has been sales of aftermarket products related to the Company’s DEI subsidiary, whose products have higher profit margins than those typically achieved by the segment, and whose sales were not present in the prior year period. The increase in sales of high margin OEM automotive safety electronics, as well as rebounding sales of OEM rear seat entertainment, aftermarket security, and aftermarket rear seat entertainment products following the COVID-19 pandemic shut-downs also contributed positively to the segment’s margins during the three months ended May 31, 2021. Offsetting these positive impacts, the decline in sales of high margin OEM security and remote start products during the three months ended May 31, 2021 resulted in a negative impact on margins. In addition, although there was an increase in satellite radio sales for the three months ended May 31, 2021, the low margins generated by these product sales did not result in a positive impact on margins for the period.

Gross margin percentages in the Consumer Electronics segment decreased 430 basis points for the three months ended May 31, 2021 as compared to the prior year period. Margin declines during the three months ended May 31, 2021 were primarily driven by the Company’s newest line of premium wireless computer speakers, as well as other premium audio products sold through warehouse club channels, which have contributed positively to sales, but have been sold at lower margins than those typically associated with the Company’s premium audio products. The Company also offered additional discounts on some of these products during the first quarter of the fiscal year following the holidays and incurred increased shipping costs due to surcharges related to container shortages and port delays, which negatively impacted margins. The Company’s premium headphone margins also declined during the three months ended May 31, 2021 due to post holiday discounts on certain products and increased shipping costs and surcharges related to container shortages and port delays. Additionally, although sales from the Company’s 11 Trading Company subsidiary positively impacted the Company’s revenue, as they were not present in the prior year, the margins earned for these premium audio products are lower than those typically earned for similar products within the segment. As an offset to these margin declines, the increase in sales in Europe, as well as the increase in other consumer accessory wireless speakers during the three months ended May 31, 2021 contributed positively to the segment’s margins.

Gross margin percentages in the Biometrics segment improved for the three months ended May 31, 2021 as compared to the prior year period. The increase in margins for the three months ended May 31, 2021 was primarily a result of the increase in sales for the quarter, as the Company’s NIXT product has generated high margins for the segment. Additionally, in the prior year, the Company reduced pricing on certain products, which helped generate sales, but resulted in lower margins for the segment.

Operating Expenses

	May 31,
	2021	2020	$ Change	% Change
Three Months Ended
Operating expenses:
Selling	$11,467	$8,567	$2,900	33.9%
General and administrative	19,352	14,995	4,357	29.1%
Engineering and technical support	6,232	4,485	1,747	39.0%
Total operating expenses	$37,051	$28,047	$9,004	32.1%

Total operating expenses have increased $9,004 for the three months ended May 31, 2021 as compared with the prior year period.

For the three months ended May 31, 2021, selling expenses have increased $2,900. This increase was primarily attributable to higher salary and commission expenses during the three months ended May 31, 2021, as compared to the prior year. Salary expense and related payroll taxes increased approximately $1,600 due primarily to the absence of COVID-19 related furloughs and salary and bonus reductions that were present in the comparable prior year period, as well as due to the additional headcount created by the July 2020 acquisition resulting in the establishment of the Company’s DEI subsidiary and new hires related to the 11 Trading Company subsidiary in the second quarter of Fiscal 2021. Commission expense increased approximately $1,200 as a result of the increase in the Company’s sales for the three months ended May 31, 2021, as compared to the prior year. Advertising expenses and web fees increased approximately $900 for the three months ended May 31, 2021, due to new product displays being used at customer sites, as well as increased web advertising in response to higher online traffic and sales. Additionally, the Company experienced an increase in credit card fees of approximately $300 during the three months ended May 31, 2021, due primarily to sales generated by the Company’s new DEI subsidiary, as its telematic subscription sales are paid by customers through credit card transactions. Offsetting these increases in selling expenses for the three months ended May 31, 2021, was a decrease in trade show expenses of approximately $1,000 as all trade shows have continued to be either cancelled or held virtually due to the COVID-19 pandemic.

General and administrative expenses increased $4,357 during the three months ended May 31, 2021, as compared to the prior year period. Professional fees increased approximately $2,600 for the quarter due primarily to consulting and due diligence fees related to the asset purchase agreement signed with Onkyo Home Entertainment Corporation during the three months ended May 31, 2021 and the joint venture the Company is creating with Sharp Corporation to complete the transaction, increased litigation fees, consulting fees related to the EyeLock distribution agreement with GalvanEyes LLC signed during the three months ended May 31, 2021 and subject to stockholder approval at the Company’s July 29, 2021 Annual Meeting of Stockholders, as well as legal and professional fees related to the Company’s newest DEI and 11 Trading Company subsidiaries established in the second quarter of Fiscal 2021. Professional fees were also higher during the three months ended May 31, 2021, due to the lifting of many COVID-19 related restrictions, as both the Company and many of its professional service providers had temporary office closures during the three months ended May 31, 2020. Salary expense increased approximately $1,100 during the three months ended May 31, 2021, due to the absence of COVID-19 related furloughs and salary and bonus reductions that were present in the comparable prior year period. Additionally, the Company’s occupancy expense and depreciation and amortization expense increased approximately $200 and $300, respectively, during the three months ended May 31, 2021, primarily related to the Company’s new DEI subsidiary, due to the acquired assets and office space required. Increases to depreciation and amortization expense were offset by Company assets that were fully depreciated or amortized during the three months ended May 31, 2021, as compared to the prior year.

Engineering and technical support expenses increased $1,747 for the three months ended May 31, 2021, as compared to the prior year period. The Company experienced a net increase in direct labor and related payroll tax expense of approximately $1,300 primarily as a result of additional headcount created by the July 2020 acquisition resulting in the establishment of the Company’s DEI subsidiary, as well as due to the reimbursement of engineering labor expense incurred in prior periods, and the absence of Company-wide furloughs and pay reductions related to COVID-19 that were in place during the three months ended May 31, 2020. This was offset by lower utilization of outside services and a post-acquisition headcount adjustment at the Company’s VSM subsidiary. There was also a net increase in research and development expense of approximately $500 for the three months ended May 31, 2021, as a result of the start of new product development projects in the Automotive Electronics segment and headcount increases within the Biometrics segment, offset by the delay of certain soundbar and headphone launches in Consumer Electronics.

Other (Expense) Income

	May 31,
	2021	2020	$ Change	% Change
Three Months Ended
Interest and bank charges	$(528)	$(799)	$271	33.9%
Equity in income of equity investee	2,723	862	1,861	215.9%
Other, net	442	685	(243)	(35.5)%
Total other income	$2,637	$748	$1,889	252.5%

Interest and bank charges represent interest expense and fees related to the Company's bank obligations, supply chain financing agreements and factoring agreements, interest related to finance leases, and amortization of debt issuance costs. For the three months ended May 31, 2021, interest expense was lower due primarily to the amendment of the Company’s Credit Facility on April 19, 2021, which resulted in a decrease in amortization of debt issuance costs of $123 for the three months ended May 31, 2021.  In addition, during the three months ended May 31, 2020, the Company made a precautionary borrowing from the Credit Facility of $20,000 related to COVID-19 pandemic concerns. This balance was repaid during the third quarter of Fiscal 2021 and there was no balance outstanding at May 31, 2021. This resulted in a decrease in interest expense related to the Credit Facility of approximately $75 for the three months ended May 31, 2021, as compared to the prior year.

Equity in income of equity investee represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA"). The increase in income for the three months ended May 31, 2021 is due to an increase in ASA net income resulting from improved sales in all markets due primarily to the lifting of COVID-19 restrictions on customers and end consumers.

Other, net includes net foreign currency gains or losses, interest income, rental income, and other miscellaneous income and expense. During the three months ended May 31, 2020, the Company received the proceeds of a key man life insurance policy in the amount of $444, which did not recur in the current year period.  Offsetting this decrease in other income, net, during the three months ended May 31, 2021, the Company had foreign currency gains of $116 as compared to foreign currency losses of $116 for the three months ended May 31, 2020.

Income Tax Provision

The Company’s provision for income taxes consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year.  At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments, as necessary.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act made various tax law changes including among other things (i) increased the limitation under IRC Section 163(j) for 2019 and 2020 to permit additional expensing of interest (ii) enacted a technical corrections so that qualified improvement property can be immediately expensed under IRC Section 168(k) and net operating losses arising in tax years beginning in 2017 and ending in 2018 can be carried back two years and carried forward twenty years without a taxable income limitation as opposed to carried forward indefinitely, and (iii) made modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years. With respect to the technical correction to net operating losses, the Company recorded a discrete income tax provision of $4,275 during the three months ended May 31, 2021, as its valuation allowance related to net operating losses with limited carryforward periods increased.

For the three months ended May 31, 2021, the Company recorded an income tax provision of $484, which includes a discrete income tax benefit of $74 related primarily to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations. For the three months ended May 31, 2020, the Company recorded an income tax provision of $1,781, which includes a discrete income tax provision of $4,292. The Company recorded a discrete tax provision of $4,275 related to an increase in valuation allowance as a result of the technical correction to net operating losses as provided in the CARES Act and a discrete tax provision of $17 related to the accrual of interest for unrecognized tax benefits.

The effective tax rates for the three months ended May 31, 2021 and 2020 were an income tax provision of 21.2% on pre-tax income of $2,281 and an income tax provision of 24.3% on pre-tax loss of $7,324, respectively. The effective tax rate for the three months ended May 31, 2021 differs from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates, and a tax benefit related to the decrease in the valuation allowance based on current year forecasted earnings. The effective tax rate for the three months ended May 31, 2020 differed from the statutory rate of 21% primarily due to the immediate U.S. taxation of foreign earnings, nondeductible permanent differences, non-controlling interest related to EyeLock LLC, state and local income taxes, and income taxed in foreign jurisdictions at varying tax rates.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not financial measures recognized by GAAP. EBITDA represents net income (loss) attributable to VOXX International Corporation, computed in accordance with GAAP, before interest expense and bank charges, taxes, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for stock-based compensation expense, acquisition costs, certain non-routine legal and professional fees, and life insurance proceeds. Depreciation, amortization, and stock-based compensation are non-cash items.

We present EBITDA and Adjusted EBITDA in this Form 10-Q because we consider them to be useful and appropriate supplemental measures of our performance. Adjusted EBITDA helps us to evaluate our performance without the effects of certain GAAP calculations that may not have a direct cash impact on our current operating performance. In addition, the exclusion of certain costs or gains relating to certain events allows for a more meaningful comparison of our results from period-to-period. These non-GAAP measures, as we define them, are not necessarily comparable to similarly entitled measures of other companies and may not be an appropriate measure for performance relative to other companies. EBITDA and Adjusted EBITDA should not be assessed in isolation from, are not intended to represent, and should not be considered to be more meaningful measures than, or alternatives to, measures of operating performance as determined in accordance with GAAP.

Reconciliation of GAAP Net Income Attributable to VOXX International Corporation to EBITDA and Adjusted EBITDA

	Three months ended May 31,
	2021	2020
Net income (loss) attributable to VOXX International Corporation	$2,716	$(8,272)
Adjustments:
Interest expense and bank charges (1)	372	661
Depreciation and amortization (1)	2,778	2,509
Income tax expense	484	1,781
EBITDA	6,350	(3,321)
Stock-based compensation	236	351
Acquisition costs	676	125
Professional fees related to distribution agreement with GalvanEyes LLC	325	—
Non-routine legal fees	686	82
Life insurance proceeds	—	(444)
Adjusted EBITDA	$8,273	$(3,207)

(1)

For purposes of calculating Adjusted EBITDA for the Company, interest expense and bank charges, as well as depreciation and amortization, have been adjusted in order to exclude the non-controlling interest portion of these expenses attributable to EyeLock LLC.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of May 31, 2021, we had working capital of $175,977 which includes cash and cash equivalents of $36,710, compared with working capital of $172,543 at February 28, 2021, which included cash and cash equivalents of $59,404. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations, when applicable, and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions, or to further pay down our debt. As of May 31, 2021, we had cash amounts totaling $2,792 held in foreign bank accounts, none of which would be subject to United States federal income taxes if made available for use in the United States. The Tax Cuts and Jobs Act provides a 100% participation exemption on dividends received from foreign corporations after January 1, 2018, as the United States has moved away from a worldwide tax system and closer to a territorial system for earnings of foreign corporations.

Operating activities used cash of $17,043 for the three months ended May 31, 2021 due to factors including the decrease in accounts payable and accrued expenses, the increase in inventory, as well as losses incurred by EyeLock LLC. This was offset primarily by the increase in consolidated net sales, as well as decreases in accounts receivable and accrued sales incentives. For the three months ended May 31, 2020, operating activities provided cash of $12,285 due to factors including decreases in accounts receivable driven in part by the Company’s domestic supply chain financing arrangements, as well as due to an increase in accounts payable. These operating cash inflows were offset primarily by sales declines due to COVID-19 and losses incurred by EyeLock LLC, as well as increases in inventory, and decreases in accrued sales incentives.

Investing activities used cash of $3,927 during the three months ended May 31, 2021 primarily due the issuance of a promissory note to Onkyo, as well as capital expenditures. For the three months ended May 31, 2020, investing activities used cash of $586 primarily due to capital expenditures.

Financing activities used cash of $1,755 during the three months ended May 31, 2021 due to the payment of withholding taxes on the net issuance of a stock award, the payment of deferred finance fees related to the amendment of the Credit Facility, as well as repayments of finance leases and the FL mortgage balance. During the three months ended May 31, 2020, financing activities provided cash of $19,706 primarily due to the precautionary borrowing of $20,000 from the Credit Facility made in April 2020, offset by repayments of bank obligations.

Federal, state, and local governments have taken a variety of actions to contain the spread of COVID-19. Many jurisdictions required mandatory business closures during the Company’s 2021 fiscal year and imposed capacity limitations and other restrictions affecting our operations, some of which have continued into Fiscal 2022. Many of these restrictions were lifted in phases throughout Fiscal 2021 but could return if there is a resurgence of the pandemic spread. We have proactively taken steps to increase available cash, including, but not limited to, utilizing existing supply chain financing and factoring agreements, and utilizing available funds under our existing Credit Facility.

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $140,000. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 17(b)). The availability under the revolving credit line of the Credit Facility was $101,450 as of May 31, 2021.

All amounts outstanding under the Credit Facility will mature and become due on April 19, 2026; however, it is subject to acceleration upon the occurrence of an Event of Default (as defined in the Credit Agreement). The Company may prepay any amounts outstanding at any time, subject to payment of certain breakage and redeployment costs relating to LIBOR Rate Loans. The commitments under the Credit Facility may be irrevocably reduced at any time, without premium or penalty as set forth in the agreement.

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that Swingline Loans may only be designated as Base Rate Loans.  Loans designated as LIBOR Rate Loans shall bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.75 - 2.25%.  Loans designated as Base Rate loans shall bear interest at a rate equal to the applicable margin for Base Rate Loans plus a range of 0.75 - 1.25%, as defined in the agreement, and shall not be lower than 1.75%. The Credit Facility provides for a Benchmark Replacement that will replace the LIBOR rate for all revolver usage. The Benchmark Replacement is subject to the occurrence of a Benchmark Transition Event, as defined in the Second Amended and Restated Credit Agreement and becomes effective after a five-day transition period following the event.

Provided that the Company is in a Compliance Period (the period commencing on that day in which Excess Availability is less than 15% of the Maximum Revolver Amount and ending on a day in which Excess Availability is equal to or greater than 15% for any consecutive 30-day period thereafter), the Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash.

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

The Company also utilizes supply chain financing arrangements and factoring agreements as a component of its financing for working capital, which accelerates receivable collection and helps to better manage cash flow. Under the agreements, the Company has agreed to sell certain of its accounts receivable balances to banking institutions who have agreed to advance amounts equal to the net accounts receivable balances due, less a discount as set forth in the respective agreements (see Note 9). The balances under these agreements are accounted for as sales of accounts receivable, as they are sold without recourse. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company's Consolidated Statements of Cash Flows. Fees incurred in connection with the agreements are recorded as interest expense by the Company.

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At May 31, 2021, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period
Contractual Cash Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Finance lease obligation (1)	$595	$366	$229	$—	$—
Operating leases (1)	4,702	1,162	1,572	862	1,106
Total contractual cash obligations	$5,297	$1,528	$1,801	$862	$1,106
Other Commitments
Bank obligations (2)	$—	$—	$—	$—	$—
Stand-by and commercial letters of credit (3)	19,949	19,949	—	—	—
Other (4)	6,989	500	1,000	1,000	4,489
Pension obligation (5)	533	—	—	—	533
Unconditional purchase obligations (6)	207,307	207,307	—	—	—
Total other commitments	234,778	227,756	1,000	1,000	5,022
Total commitments	$240,075	$229,284	$2,801	$1,862	$6,128

1.

Represents total principal payments due under operating and finance lease obligations. Total current balances (included in other current liabilities) due under finance and operating lease obligations are $366 and $1,162, respectively, at May 31, 2021. Total long-term balances due under finance and operating leases are $229 and $3,540, respectively, at May 31, 2021.

2.	Represents amounts outstanding under the Company’s Credit Facility and the VOXX Germany asset-based lending facility at May 31, 2021.
3.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.
4.	This amount represents the outstanding balance of the mortgage for our manufacturing facility in Florida.
5.	Represents the liability for an employer defined benefit pension plan covering certain eligible current and former employees of Voxx Germany.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Voxx conducts business in various non-U.S. countries, including Germany, Canada, Mexico, China, Denmark, the Netherlands, France, and Australia and thus is exposed to market risk for changes in foreign currency exchange rates. As a result, we have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the U.S., which can adversely impact our net income and cash flows. For the three months ended May 31, 2021, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $2,600, and in net income of approximately $190. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade, and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations, and U.S. dollar denominated purchases in its foreign subsidiaries. The Company enters forward contracts to hedge certain euro-related transactions. The Company minimizes the risk of nonperformance on the forward contracts by transacting with major financial institutions. For the three months ended May 31, 2021, unrealized losses recorded in Other comprehensive income (loss) associated with these contracts were $28. A hypothetical 10% adverse change in the fair value of our forward exchange contracts would result in a negative impact of $22 on the fair value of these forward exchange contracts at May 31, 2021.

We are also subject to risk from changes in foreign currency exchange rates from the translation of financial statements of our foreign subsidiaries and for long-term intercompany loans with the foreign subsidiaries. These changes result in cumulative translation adjustments, which are included in Accumulated other comprehensive (loss) income. At May 31, 2021, we had translation exposure to various foreign currencies with the most significant being the Euro. A hypothetical 10% adverse change in the foreign currency exchange rates would result in a negative impact of $27 on Other comprehensive income (loss) for the three months ended May 31, 2021.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela did not have sales for the three months ended May 31, 2021 and there were minimal cash related assets invested in Venezuela as of May 31, 2021 that would be subject to government foreign exchange controls. The Company has certain long-lived assets in Venezuela, which are held for investment purposes and had no value as of May 31, 2021.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and investment grade corporate and U.S. government securities. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed. In connection with the Florida Mortgage, we have debt outstanding in the amount of $6,989 at May 31, 2021. Interest on this mortgage is charged at 70% of 1-month LIBOR plus 1.54%. The Company currently has one interest rate swap for the Florida Mortgage with a notional amount of $6,989 at May 31, 2021. This swap locks the interest rate at 3.48% (inclusive of credit spread) on the Florida Mortgage through the mortgage end date of March 2026. The Company also has a Euro asset-based lending facility in Germany with a variable rate, which did not have an outstanding balance at May 31, 2021 (see Note 17).

As of May 31, 2021, the total net fair value of the interest rate swap recorded in other liabilities on our Consolidated Balance Sheet is $428, which represents the amount that would be paid upon unwinding the interest rate swap agreement based on market conditions on that date. Changes in the fair value of this interest rate swap agreement is reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated other comprehensive (loss) income.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of May 31, 2021 to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended May 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 25 of the Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Note 15 of the Form 10-K for the fiscal year ended February 28, 2021 for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended February 28, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our Board of Directors to repurchase shares of the Company's Class A Common Stock. During the three months ended May 31, 2021, we did not repurchase any shares of the Company’s Class A Common Stock.

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

101

The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended May 31, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii), the Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Consolidated Statements of Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

July 12, 2021

By:	/s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By:	/s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer