Form 10-Q
period 2021-08-31
VOXX International Corp
filed 2021-10-12
CIK 807707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of October 8, 2021
Class A Common Stock	21,614,629 Shares
Class B Common Stock	2,260,954 Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	August 31, 2021	February 28, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,051	$59,404
Accounts receivable, net	90,346	106,165
Inventory	145,711	130,793
Receivables from vendors	362	277
Due from Onkyo (see Note 2)	8,390	—
Prepaid expenses and other current assets	24,149	22,266
Income tax receivable	435	434
Total current assets	310,444	319,339
Investment securities	1,544	1,777
Equity investment	22,457	23,267
Property, plant and equipment, net	51,022	52,026
Operating lease, right of use asset	4,309	4,572
Goodwill	56,958	58,311
Intangible assets, net	87,192	90,104
Deferred income tax assets	98	99
Other assets	798	1,323
Total assets	$534,822	$550,818
Liabilities, Redeemable Equity, and Stockholders' Equity
Current liabilities:
Accounts payable	$58,006	$61,826
Accrued expenses and other current liabilities	47,742	53,392
Income taxes payable	1,390	1,587
Accrued sales incentives	21,648	25,313
Contract liabilities, current	3,698	4,178
Current portion of long-term debt	1,328	500
Total current liabilities	133,812	146,796
Long-term debt, net of debt issuance costs	5,192	5,962
Finance lease liabilities, less current portion	155	302
Operating lease liabilities, less current portion	3,327	3,582
Deferred compensation	1,544	1,777
Deferred income tax liabilities	6,910	6,645
Other tax liabilities	1,007	1,170
Other long-term liabilities	4,701	5,255
Total liabilities	156,648	171,489
Commitments and contingencies (see Note 24)
Redeemable equity (see Note 8)	3,345	3,260
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 20)	—	—
Common stock:
Class A, $.01 par value, 60,000,000 shares authorized, 24,476,847 and 24,416,194 shares issued and 21,614,629 and 21,666,976 shares outstanding at August 31, 2021 and February 28, 2021, respectively	245	245
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding at both August 31, 2021 and February 28, 2021	22	22
Paid-in capital	300,019	300,402
Retained earnings	151,933	148,906
Accumulated other comprehensive loss	(15,634)	(14,977)
Less: Treasury stock, at cost, 2,862,218 and 2,749,218 shares of Class A Common Stock at August 31, 2021 and February 28, 2021, respectively	(25,138)	(23,918)
Less: Redeemable equity	(3,345)	(3,260)
Total VOXX International Corporation stockholders' equity	408,102	407,420
Non-controlling interest	(33,273)	(31,351)
Total stockholders' equity	374,829	376,069
Total liabilities, redeemable equity, and stockholders' equity	$534,822	$550,818

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share data)

	Three months ended August 31,		Six months ended August 31,
	2021	2020	2021	2020
Net sales	$143,109	$128,032	$280,169	$200,019
Cost of sales	105,923	89,956	206,288	141,968
Gross profit	37,186	38,076	73,881	58,051
Operating expenses:
Selling	11,838	9,233	23,305	17,801
General and administrative	17,884	15,424	36,560	30,294
Engineering and technical support	7,886	4,781	14,118	9,266
Acquisition costs	2,316	121	2,992	246
Total operating expenses	39,924	29,559	76,975	57,607
Operating (loss) income	(2,738)	8,517	(3,094)	444
Other (expense) income:
Interest and bank charges	(582)	(1,010)	(1,110)	(1,809)
Equity in income of equity investee	2,035	1,883	4,758	2,745
Other, net	376	(226)	818	460
Total other income, net	1,829	647	4,466	1,396
(Loss) income before income taxes	(909)	9,164	1,372	1,840
Income tax (benefit) expense	(217)	2,609	267	4,390
Net (loss) income	(692)	6,555	1,105	(2,550)
Less: net loss attributable to non-controlling interest	(1,003)	(785)	(1,922)	(1,618)
Net income (loss) attributable to VOXX International Corporation	$311	$7,340	$3,027	$(932)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,334)	3,025	(962)	3,529
Derivatives designated for hedging	163	(294)	282	(471)
Pension plan adjustments	22	(65)	23	(79)
Other comprehensive (loss) income, net of tax	(1,149)	2,666	(657)	2,979
Comprehensive (loss) income attributable to VOXX International Corporation	$(838)	$10,006	$2,370	$2,047
Income (loss) per share - basic: Attributable to VOXX International Corporation	$0.01	$0.30	$0.12	$(0.04)
Income (loss) per share - diluted: Attributable to VOXX International Corporation	$0.01	$0.30	$0.12	$(0.04)
Weighted-average common shares outstanding (basic)	24,281,220	24,224,478	24,273,731	24,223,935
Weighted-average common shares outstanding (diluted)	24,855,307	24,552,064	24,890,641	24,223,935

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity

For the three and six months ended August 31, 2021 and 2020

(In thousands, except share and per share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Treasury Stock	Redeemable Equity	Total Stock- holders' Equity
Balances at February 28, 2021	$267	$300,402	$148,906	$(14,977)	$(31,351)	$(23,918)	$(3,260)	$376,069
Net income (loss)	—	—	2,716	—	(919)	—	—	1,797
Other comprehensive income, net of tax	—	—	—	492	—	—	—	492
Net settlement of 60,693 shares of common stock upon vesting of stock awards	—	(856)	—	—	—	—	—	(856)
Stock-based compensation expense	—	236	—	—	—	—	34	270
Balances at May 31, 2021	267	299,782	151,622	(14,485)	(32,270)	(23,918)	(3,226)	377,772
Net income (loss)	—	—	311	—	(1,003)	—	—	(692)
Other comprehensive income, net of tax	—	—	—	(1,149)	—	—	—	(1,149)
Repurchase of 113,000 shares of Class A common stock	—	—	—	—	—	(1,220)	—	(1,220)
Stock-based compensation expense	—	237	—	—	—	—	(119)	118
Balances at August 31, 2021	267	300,019	151,933	(15,634)	(33,273)	(25,138)	(3,345)	374,829

Balances at February 29, 2020	$266	$299,228	$122,139	$(19,055)	$(27,950)	$(23,918)	$(2,481)	$348,229
Net loss	—	—	(8,272)	—	(833)	—	—	(9,105)
Other comprehensive income, net of tax	—	—	—	313	—	—	—	313
Stock-based compensation expense	1	351	—	—	—	—	(201)	151
Balances at May 31, 2020	267	299,579	113,867	(18,742)	(28,783)	(23,918)	(2,682)	339,588
Net income (loss)	—	—	7,340	—	(785)	—	—	6,555
Other comprehensive income, net of tax	—	—	—	2,666	—	—	—	2,666
Settlement of SERP restricted stock units	—	(575)	—	—	—	—	—	(575)
Stock-based compensation expense	—	335	—	—	—	—	(85)	250
Balances at August 31, 2020	267	299,339	121,207	(16,076)	(29,568)	(23,918)	(2,767)	348,484

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Six months ended August 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,105	$(2,550)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,572	5,290
Amortization of debt discount	147	395
Bad debt expense	153	—
Reduction in the carrying amount of the right of use asset	683	508
Loss (gain) on forward contracts	203	(54)
Equity in income of equity investees	(4,758)	(2,745)
Distribution of income from equity investees	5,568	2,364
Deferred income tax expense	188	2,969
Non-cash compensation adjustment	(233)	(443)
Stock based compensation expense	473	686
Changes in operating assets and liabilities:
Accounts receivable	15,301	(27,932)
Inventory	(14,515)	(18,714)
Receivables from vendors	(86)	(336)
Prepaid expenses and other	(1,407)	(3,064)
Investment securities-trading	233	443
Accounts payable, accrued expenses, accrued sales incentives, contract liabilities, and other liabilities	(13,833)	42,400
Income taxes payable	(323)	693
Net cash used in operating activities	(5,529)	(90)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,838)	(1,104)
Issuance of promissory notes	(8,390)	—
Purchase of acquired business, less cash received	—	(11,000)
Net cash used in investing activities	(10,228)	(12,104)
Cash flows from financing activities:
Principal payments on finance lease obligation	(218)	(329)
Repayment of bank obligations	(250)	(250)
Borrowings on bank obligations	836	20,335
Deferred financing costs	(667)	(260)
Withholding taxes paid on net issuance of stock award	(856)	—
Purchase of treasury stock	(1,220)	—
Net cash (used in) provided by financing activities	(2,375)	19,496
Effect of exchange rate changes on cash	(221)	1,162
Net (decrease) increase in cash and cash equivalents	(18,353)	8,464
Cash and cash equivalents at beginning of period	59,404	37,425
Cash and cash equivalents at end of period	$41,051	$45,889

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(1)	Basis of Presentation

The accompanying unaudited interim consolidated financial statements of VOXX International Corporation and Subsidiaries ("Voxx" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270 for interim financial information, and in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations, changes in stockholders’ equity, and cash flows for all periods presented.  The results of operations are not necessarily indicative of the results to be expected for the full fiscal year or any interim period.  These unaudited consolidated financial statements do not include all disclosures associated with audited consolidated financial statements prepared in accordance with GAAP. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 28, 2021. Certain amounts in the prior year have been reclassified to conform to the current year presentation.

We operate in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. See Note 22 for the Company's segment reporting disclosures.
(2)	Acquisition and Pending Acquisition Transaction

Directed LLC and Directed Electronics Canada, Inc. Acquisition

On July 1, 2020, the Company completed the acquisition of certain assets and liabilities, which comprise the aftermarket vehicle remote start and security systems and connected car solutions (telematics) businesses of Directed LLC and Directed Electronics Canada Inc. (collectively, with Directed LLC, “Directed”) via an asset purchase agreement. The acquired assets included inventory, accounts receivable, certain fixed assets, IT systems, and intellectual property. The cash purchase price was $11,000. Net sales from the Company’s newly formed subsidiaries, VOXX DEI LLC and VOXX DEI Canada, Ltd. (collectively, with VOXX DEI LLC, “DEI”), included in our consolidated results for the three and six months ended August 31, 2021, represented approximately 9.5% and 9.1% of our consolidated net sales, respectively, as compared to 3.7% and 2.4% for the three and six months ended August 31, 2020, respectively. DEI’s results of operations are included in the consolidated financial statements of Voxx in our Automotive Electronics segment. The purpose of this acquisition was to expand the Company’s market share within the automotive electronics industry.

The following summarizes the allocation of the purchase price based upon the fair value of the assets acquired and liabilities assumed at the date of acquisition:

	July 1, 2020	Measurement Period Adjustments	July 1, 2020 (as adjusted)
Assets acquired:
Inventory	$7,054	956	8,010
Accounts receivable	5,173	357	5,530
Other current assets	160	-	160
Property and equipment	2,815	-	2,815
Operating lease, right of use asset	1,771	-	1,771
Customer relationships	2,600	(100)	2,500
Trademarks	4,500	-	4,500
Patented technology	1,030	-	1,030
Goodwill	3,290	(1,690)	1,600
Total assets acquired	$28,393	$(477)	$27,916

Liabilities assumed:
Accounts payable	8,144	-	8,144
Accrued expenses	1,406	(136)	1,270
Contract liabilities	4,872	11	4,883
Warranty accrual	1,200	(352)	848
Operating lease liability	1,771	-	1,771
Total	$17,393	$(477)	$16,916
Total purchase price	$11,000	$-	$11,000

During Fiscal 2021 and during the three and six months ended August 31, 2021, the Company recorded a cumulative net measurement period adjustment that decreased goodwill by $1,690, as presented in the table above. The measurement period adjustment would have resulted in an insignificant decrease in amortization expense related to the customer relationships in the prior year. The Company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. Goodwill was determined as the excess of the purchase price over the fair value of the assets acquired (including the identifiable intangible assets) and represents synergies expected.

Onkyo Home Entertainment Corporation

On April 29, 2021, the Company’s subsidiary, Premium Audio Company LLC (“PAC”), signed a Letter of Intent to acquire the home audio/video business of Onkyo Home Entertainment Corporation (“Onkyo”), along with Sharp Corporation (“Sharp”) as PAC’s partner. On May 26, 2021, PAC and Sharp signed an asset purchase agreement to jointly acquire the home audio/video business of Onkyo through a joint venture entity for a total purchase price of approximately $30,800, plus the assumption of certain liabilities. The agreement was approved by Onkyo’s shareholders at its ordinary general meeting of shareholders on June 25, 2021 and on June 28, 2021, the Company announced that PAC had entered into a joint venture with Sharp in order to execute the transaction. PAC owns approximately 77% of the joint venture and Sharp owns approximately 23%.

In conjunction with the signing of the Letter of Intent on April 29, 2021, Onkyo signed a promissory note with the Company in the amount of $3,000 for the purpose of funding certain operating requirements of the business, including compensation related expenses and the payment of accounts payable during the negotiation process and through the completion date of the transaction. The note was amended on July 26, 2021 to provide for additional borrowings of $5,390. The note bore interest at 4.00% and matured on August 30, 2021. As of August 31, 2021, the outstanding balance of the note was $8,390 and is presented as Due from Onkyo on the Consolidated Balance Sheet. As collateral for the amounts borrowed under the promissory note, Onkyo granted a security interest in certain of its trademarks and other assets included in the asset purchase agreement, as defined in the Security Agreement signed on April 29, 2021 and amended on June 22, 2021.

On September 8, 2021, PAC completed the transaction to acquire the home audio/video business of Onkyo with its partner Sharp through the newly formed joint venture, Onkyo Technology KK (the “JV”).  Total consideration paid by the JV on the date of the transaction was $30,737, with $23,723 contributed by PAC and $7,014 contributed by Sharp.  $8,390 of PAC’s total contribution was satisfied through settlement of the loans made to Onkyo in June and July 2021 which were due and payable to Voxx on September 8, 2021. The joint venture owns the Onkyo and Integra brands and will market, and sell a variety of products under the Onkyo, Pioneer, and Integra brands.

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

There are no reconciling items which impact the numerator of basic and diluted net income (loss) per common share.  A reconciliation between the denominator of basic and diluted net income (loss) per common share is as follows:

	Three months ended August 31,		Six months ended August 31,
	2021	2020	2021	2020
Weighted-average common shares outstanding (basic)	24,281,220	24,224,478	24,273,731	24,223,935
Effect of dilutive securities:
Restricted stock and stock grants	574,087	327,586	616,910	—
Weighted-average common shares and potential common shares outstanding (diluted)	24,855,307	24,552,064	24,890,641	24,223,935

Restricted stock and stock grants of 0 and 15,666 for the three months ended August 31, 2021 and 2020, respectively, and 0 and 593,632 for the six months ended August 31, 2021 and 2020, respectively, were not included in the net income (loss) per diluted share calculation because the grant price of the restricted stock and stock grants was greater than the average market price of the Company’s common stock during these periods, or the inclusion of these components would have been anti-dilutive.

(4)	Investment Securities

As of August 31, 2021, and February 28, 2021, the Company had the following investments:

August 31, 2021
Fair Value
Investment Securities
Marketable Equity Securities
Mutual funds	$1,544
Total Marketable Equity Securities	1,544
Total Investment Securities	$1,544

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

At August 31, 2021 and February 28, 2021, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

The following table presents financial assets and liabilities measured at fair value on a recurring basis at August 31, 2021:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$41,051	$41,051	$—
Derivatives:
Designated for hedging	$(385)	$—	$(385)
Investment securities:
Mutual funds	$1,544	$1,544	$—

The following table presents financial assets and liabilities measured at fair value on a recurring basis at February 28, 2021:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2
Cash and cash equivalents:
Cash and money market funds	$59,404	$59,404	$—
Derivatives:
Designated for hedging	$(765)	$—	$(765)
Investment securities:
Mutual funds	$1,777	$1,777	$—

At August 31, 2021, the carrying value of the Company's accounts receivable, short-term debt, accounts payable, accrued expenses, bank obligations, and long-term debt approximates fair value because of either (i) the short-term

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

nature of the financial instrument; (ii) the interest rate on the financial instrument being reset every quarter to reflect current market rates; or (iii) the stated or implicit interest rate approximates the current market rates or are not materially different from market rates.

Derivative Instruments

The Company’s derivative instruments include forward foreign currency contracts and an interest rate swap agreement. The forward foreign currency contracts are utilized to hedge a portion of the Company’s foreign currency inventory purchases. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts ranges from 1 month to 6 months and are classified in the balance sheet according to their terms. The Company’s interest rate swap agreement hedges interest rate exposure related to the outstanding balance of its Florida Mortgage, with monthly payments due through March 2026. The swap agreement locks the interest rate on the debt at 3.48% (inclusive of credit spread) through the maturity date of the loan. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of our interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either assets or liabilities based on the fair value of the instruments at the end of the period.

Financial Statement Classification

The following table discloses the fair value as of August 31, 2021 and February 28, 2021 of the Company’s derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	August 31, 2021	February 28, 2021
Designated derivative instruments
Foreign currency contracts	Prepaid expenses and other current assets	$592	$412
	Accrued expenses and other current liabilities	(568)	(731)
Interest rate swap agreement	Other long-term liabilities	(409)	(446)
Total derivatives		$(385)	$(765)

Cash Flow Hedges

The Company's policy is to enter into derivative instrument contracts with terms that coincide with the underlying exposure being hedged. As such, the Company’s derivative instruments are expected to be highly effective. For derivative instruments that are designated and qualify as cash flow hedges, the entire change in fair value of the hedging instrument included in the assessment of the hedge ineffectiveness is recorded to Other comprehensive (loss) income. When the amounts recorded in Other comprehensive (loss) income are reclassified to earnings, they are presented in the same income statement line item as the effect of the hedged item.

During Fiscal 2021, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $5,400 and are designated as cash flow hedges at August 31, 2021. The current outstanding notional value of the Company's interest rate swap at August 31, 2021 is $6,866. For cash flow hedges, the gain or loss is reported as a component of Other comprehensive (loss) income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The net (loss) income recognized in Other comprehensive (loss) income for foreign currency contracts is expected to be recognized in Cost of sales during the next nine months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. The gain or loss on the Company’s interest rate swap is recorded in Other comprehensive (loss) income and subsequently reclassified into Interest and bank charges in the period in which the hedged transaction affects earnings. As of August 31, 2021, no interest rate swaps originally designated for hedge accounting were de-designated or terminated.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Activity related to cash flow hedges recorded during the three and six months ended August 31, 2021 and 2020 was as follows:

	Three months ended		Six months ended
	August 31, 2021		August 31, 2021
	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Loss Reclassified from Accumulated Other Comprehensive Income	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Loss Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	$172	$(29)	$144	$(205)
Interest rate swaps	19	—	37	—

	Three months ended		Six months ended
	August 31, 2020		August 31, 2020
	Pretax (Loss) Gain Recognized in Other Comprehensive Income	Pretax Loss Reclassified from Accumulated Other Comprehensive Income	Pretax Loss Recognized in Other Comprehensive Income	Pretax Gain Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	$(465)	$(16)	$(465)	$52
Interest rate swaps	15	—	(115)	—

(6)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of the following:

	Foreign Currency Translation Losses	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2021	$(13,374)	$(869)	$(734)	$(14,977)
Other comprehensive income (loss) before reclassifications	(962)	23	141	(798)
Reclassified from accumulated other comprehensive loss	—	—	141	141
Net current-period other comprehensive income	(962)	23	282	(657)
Balance at August 31, 2021	$(14,336)	$(846)	$(452)	$(15,634)

During the three and six months ended August 31, 2021, the Company recorded other comprehensive income (loss), net of the associated tax impact of $63 and $108, respectively, related to derivatives designated in a hedging relationship, and $0 in both periods related to pension plan adjustments.

The other comprehensive income (loss) before reclassification of $(962) includes the remeasurement of intercompany transactions of a long-term investment nature of $152 with certain subsidiaries whose functional currency is not the U.S. dollar, and $(1,114) from translating the financial statements of the Company's non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(7)	Supplemental Cash Flow Information

The following is supplemental information relating to the Unaudited Consolidated Statements of Cash Flows:

	Six months ended August 31,
	2021	2020
Non-cash investing and financing activities:
Change in redeemable equity	$85	$286
Change in goodwill due to measurement period adjustments, net	(1,353)	-
Right of use assets obtained in exchange for operating lease obligations	-	347
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$677	$508
Operating cash flows from finance leases	7	17
Finance cash flows from finance leases	218	329
Cash paid during the period:
Interest (excluding bank charges)	$310	$569
Income taxes (net of refunds)	402	742

(8)	Accounting for Stock-Based Compensation

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

The Company's Omnibus Equity Incentive Plan was established in 2014 (the "2014 Plan"). Pursuant to the 2014 Plan, Restricted Stock Units ("RSUs") may be awarded by the Company to any individual who is employed by, provides services to, or serves as a director of the Company or its affiliates. RSUs vest on the later of three years from the date of grant, or the grantee reaching the age of 65 years. The RSU awards will also vest upon the sale of all of the Company's issued and outstanding stock, the sale of all, or substantially all, of the assets of a subsidiary of which the grantee serves as CEO and/or President, or the termination of the grantee's employment without cause, provided that the grantee, at the time of termination, has been employed for at least 10 years. When vested, RSU awards may be settled in shares of Class A Common Stock or in cash, at the Company's sole option. There are no market conditions inherent in an RSU award, only the employee performance requirement for performance awards, and the service requirement that the respective employee continues employment with the Company through the vesting date. In July 2021, the Company granted 48,527 RSU awards to employees under the 2014 Plan. The Company expenses the cost of RSU awards on a straight-line basis over the requisite service period of each grantee. For these purposes, the fair market value of each RSU is determined based on the mean of the high and low price of the Company's common stock on the grant date. The fair market value of each RSU granted in July 2021 was $13.59.

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

-

Additional stock grants of 100,000 shares of Class A Common Stock to be issued on each of March 1, 2020, March 1, 2021, and March 1, 2022. Compensation expense of $38 and $78 was recognized during the three and six months ended August 31, 2021, respectively, compared to $103 and $206 for the three and six months ended August 31, 2020, respectively, based upon the grant fair value of $4.15 per share using the graded vesting attribution method. On March 1, 2020, 100,000 of these stock grants vested, resulting in 100,000 shares of the Company’s Class A Common Stock being issued to Mr. Lavelle. On March 1, 2021, an additional 100,000 of

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

these stock grants vested, resulting in 60,653 shares of Class A Common Stock being issued to Mr. Lavelle and 39,347 shares being withheld for taxes.
-

Grant of market stock units (“MSU’s”) up to a maximum value of $5,000, based upon the achievement of a 90-calendar day average stock price of no less than $5.49 over the performance period ending on the third and fifth anniversary of the effective date of the Employment Agreement. The value of the MSU award increases based upon predetermined targeted 90-calendar day average stock prices with a maximum of $5,000 if the 90-calendar day average high stock price equals or exceeds $15.00. The number of shares to be issued related to the MSUs based upon achievement of the maximum award value of $5,000, and if issued at $15.00 per share, is estimated at 333,333 shares. Actual results may differ based upon when the high average stock price is achieved and settled.  We recognized stock-based compensation expense of $61 and $122, during both the three and six months ended August 31, 2021 and August 31, 2020, respectively, related to these MSU’s using the graded vesting attribution method over the performance period. As of August 31, 2021, all of the MSU’s remain outstanding.

All stock grants under the Employment Agreement are subject to a hold requirement as specified in the Employment Agreement. The Employment Agreement gave Mr. Lavelle, in certain limited change of control situations, the right to require the Company to purchase shares issued in connection with the Employment Agreement, shares personally acquired by Mr. Lavelle, and shares issued to him under other incentive compensation arrangements.  Accordingly, the stock awards issued in connection with the Employment Agreement are presented as redeemable equity on the Consolidated Balance Sheets at grant-date fair value. RSUs previously held by Mr. Lavelle under the 2014 Plan and shares personally purchased by Mr. Lavelle have been reclassified from permanent equity to redeemable equity. As the contingent events that would allow Mr. Lavelle to redeem the shares are not probable at this time, remeasurement of the amounts in redeemable equity have not been recorded. The Employment Agreement contains certain restrictive and non-solicitation covenants.

The following table presents a summary of the activity related to the initial stock grant, additional stock grants under the Employment Agreement, and RSU grants under the 2014 Plan for the six months ended August 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested award balance at February 28, 2021	603,724	$5.18
Granted	48,527	13.59
Vested	(136,008)	5.50
Vested and settled	(100,000)	4.15
Unvested award balance at August 31, 2021	416,243	$6.30

At August 31, 2021, there were 414,326 vested and unsettled stock grants and RSU awards under the Company’s 2014 Plan with a weighted average fair value of $6.98.

During the three and six months ended August 31, 2021 and August 31, 2020, the Company recorded $237 and $473, respectively, compared to $335 and $686, respectively, in total stock-based compensation related to the 2014 Plan, as well as additional stock grants and MSU’s under the Employment Agreement. As of August 31, 2021, there was approximately $1,656 of unrecognized stock-based compensation expense related to unvested RSU awards, stock grants, and MSU’s.
(9)	Supply Chain Financing

The Company has supply chain financing agreements and factoring agreements that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The balances under the agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three and six months ended August 31, 2021, net of discounts, were $29,975 and $42,176, respectively, compared to $19,320 and $39,184 for the three and six months ended August 31, 2020, respectively.
(10)	Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $3,624 and $5,945 for the three and six months ended August 31, 2021, respectively, compared to $1,666 and $3,521 for the three and six months ended August 31, 2020, respectively. All amounts are net of customer reimbursements and are

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

included within Engineering and technical support expenses on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.
(11)	Goodwill and Intangible Assets

The change in goodwill by segment is as follows:

Automotive Electronics:	Amount
Beginning balance at March 1, 2021	$11,778
Activity during the period	(1,353)
Balance at August 31, 2021	$10,425
Gross carrying value at August 31, 2021	$10,425
Accumulated impairment charge	—
Net carrying value at August 31, 2021	$10,425
Consumer Electronics:
Beginning balance at March 1, 2021	$46,533
Activity during the period	—
Balance at August 31, 2021	$46,533
Gross carrying value at August 31, 2021	$78,696
Accumulated impairment charge	(32,163)
Net carrying value at August 31, 2021	$46,533
Total Goodwill, net	$56,958

The Company's Biometrics segment did not carry a goodwill balance at August 31, 2021 or February 28, 2021.

At August 31, 2021, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$54,511	$38,170	$16,341
Trademarks/Tradenames	5,545	1,071	4,474
Developed technology	14,144	12,651	1,493
Patents	6,735	5,095	1,640
License	1,400	1,400	—
Contracts	1,556	1,556	—
Total finite-lived intangible assets	$83,891	$59,943	23,948
Indefinite-lived intangible assets
Trademarks			63,244
Total intangible assets, net			$87,192

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

The Company recorded amortization expense of $1,375 and $2,786 for the three and six months ended August 31, 2021, respectively, compared to $1,327 and $2,496 for the three and six months ended August 31, 2020, respectively. The estimated aggregate amortization expense for all amortizable intangibles for August 31 of each of the succeeding years is as follows:

Year	Amount
2022	$5,171
2023	4,432
2024	4,167
2025	4,035
2026	2,710

(12)	Equity Investment

As of August 31, 2021 and February 28, 2021, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	August 31, 2021	February 28, 2021
Current assets	$49,881	$49,956
Non-current assets	4,901	4,757
Liabilities	9,868	8,179
Members' equity	44,914	46,534

	Six months ended August 31,
	2021	2020
Net sales	$61,560	$40,858
Gross profit	15,769	10,593
Operating income	9,488	5,345
Net income	9,516	5,490

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

The Company's share of income from ASA was $2,035 and $4,758 for the three and six months ended August 31, 2021, respectively, compared to $1,883 and $2,745 for the three and six months ended August 31, 2020, respectively.
(13)	Income Taxes

The Company’s provision for income taxes consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year.  At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments, as necessary.

For the three months ended August 31, 2021, the Company recorded an income tax benefit of $217, which includes a discrete income tax benefit of $70 related primarily to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations. For the three months ended August 31, 2020, the Company recorded an income tax provision of $2,609, which includes a discrete income tax benefit of $142 related primarily to the reversal of uncertain tax provision liabilities as a result of the lapse of the applicable statute of limitations.

The effective tax rates for the three months ended August 31, 2021 and 2020 were an income tax benefit of 23.9% on a pre-tax loss of $909 and an income tax provision of 28.5% on pre-tax income of $9,164, respectively. The effective tax rate for the three months ended August 31, 2021 differs from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a tax benefit related to the decrease in the valuation allowance based on current year forecasted earnings. The effective tax rate for the three months ended August 31, 2020 differed from the statutory rate of 21% primarily due to the anticipated reversal of a portion of the U.S. valuation allowance based on projected current year earnings, immediate U.S. taxation of foreign earnings, non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates.

For the six months ended August 31, 2021, the Company recorded an income tax provision of $267, which includes a discrete income tax benefit of $144 related primarily to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations. For the six months ended August 31, 2020, the Company recorded an income tax provision of $4,390, which includes a discrete income tax provision of $4,151. The Company recorded a discrete tax provision of $4,275 related to an increase in valuation allowance as a result of the technical correction to net operating losses as provided in the CARES Act and a discrete tax benefit of $155 related to the reversal of uncertain tax provision liabilities as a result of the lapse of the applicable statute of limitations, offset with a discrete tax provision of $31 related to the accrual of interest for unrecognized tax benefits.

The effective tax rates for the six months ended August 31, 2021 and 2020 were an income tax provision of 19.5% on pre-tax income of $1,372 and an income tax provision of 238.6% on pre-tax income of $1,840, respectively. The effective tax rate for the six months ended August 31, 2021 differs from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a tax benefit related to the decrease in the valuation allowance based on current year forecasted earnings. The effective tax rate for the six months ended August 31, 2020 differed from the statutory rate of 21% primarily due to the anticipated reversal of a portion of the U.S. valuation allowance based on projected current year earnings, immediate U.S. taxation of foreign earnings, non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates.

At August 31, 2021, the Company had an uncertain tax position liability of $1,007, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S. federal, state, and local, and foreign tax issues.
(14)	Inventory

Inventories by major category are as follows:

	August 31, 2021	February 28, 2021
Raw materials	$21,944	$21,228
Work in process	1,717	1,732
Finished goods	122,050	107,833
Inventory	$145,711	$130,793

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

	Three months ended August 31,		Six months ended August 31,
	2021	2020	2021	2020
Opening balance	$5,390	$4,566	$5,290	$4,748
Liabilities for warranties accrued during the period	537	684	1,237	1,475
Liabilities (adjusted) acquired during acquisition	(352)	1,200	(352)	1,200
Warranty claims settled during the period	(1,080)	(930)	(1,680)	(1,903)
Ending balance	$4,495	$5,520	$4,495	$5,520

(16)	Financing Arrangements

The Company has the following financing arrangements:

	August 31, 2021	February 28, 2021
Debt
Domestic credit facility (a)	$—	$—
Florida mortgage (b)	6,866	7,114
Euro asset-based lending obligation - VOXX Germany (c)	828	—
Total debt	7,694	7,114
Less: current portion of long-term debt	1,328	500
Long-term debt	6,366	6,614
Less: debt issuance costs	1,174	652
Total long-term debt, net of debt issuance costs	$5,192	$5,962

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(a)

Domestic Credit Facility

The Company has a senior secured credit facility (the "Credit Facility"), which was amended on April 19, 2021 to provide for a revolving credit facility with committed availability of up to $140,000. The Credit Facility also includes a $30,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 16(b)). The availability under the revolving credit line of the Credit Facility was $107,422 as of August 31, 2021.

All amounts outstanding under the Credit Facility will mature and become due on April 19, 2026; however, it is subject to acceleration upon the occurrence of an Event of Default as defined in the Second Amended and Restated Credit Agreement (“the Agreement”). The Company may prepay any amounts outstanding at any time, subject to payment of certain breakage and redeployment costs relating to LIBOR Rate Loans. The commitments under the Credit Facility may be irrevocably reduced at any time, without premium or penalty as set forth in the Agreement.

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that swingline loans may only be designated as Base Rate Loans.  Loans designated as LIBOR Rate Loans bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.75 – 2.25% (2.00% at August 31, 2021).  Loans designated as Base Rate loans bear interest at a rate equal to the applicable margin for Base Rate Loans plus a range of 0.75 - 1.25% as defined in the Agreement and shall not be lower than 1.75% ( 4% at August 31, 2021). The amendment to the Credit Facility in April 2021 provided for a Benchmark Replacement that will replace the LIBOR rate for all revolver usage. The Benchmark Replacement is subject to the occurrence of a Benchmark Transition Event, as defined in the Second Amended and Restated Credit Agreement and becomes effective after a five-day transition period following the event.

Provided that the Company is in a Compliance Period (the period commencing on that day in which Excess Availability is less than 15% of the Maximum Revolver Amount and ending on a day in which Excess Availability is equal to or greater than 15% for any consecutive 30-day period thereafter), the Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the Agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of August 31, 2021, the Company was not in a Compliance Period.

The obligations under the Credit Facility documents are secured by a general lien on, and security interest in, substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles, and inventory.  The Company has guaranteed the obligations of the borrowers under the Agreement.

Charges incurred on the unused portion of the Credit Facility during the three and six months ended August 31, 2021 totaled $190 and $323, respectively, compared to $125 and $241 during the three and six months ended August 31, 2020, respectively. These charges are included within Interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company has deferred financing costs related to the Credit Facility and previous amendments and modifications of the Credit Facility. In conjunction with the amendment to its Credit Facility on April 19, 2021, the Company incurred additional financing fees of $667 that will be amortized over the remaining term of the facility. The Company accounted for the April 2021 amendment to the Credit Facility as a modification of debt. Deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance and are amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income over the term of the Credit Facility, which expires on April 19, 2026. During the three and six months ended August 31, 2021, the Company amortized $56 and $131 of these costs, respectively, as compared to $128 and $326 during the three and six months ended August 31, 2020, respectively. The net unamortized balance of these deferred financing costs as of August 31, 2021 was $1,033.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(b)

Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida. Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. The Florida Mortgage bears interest at 70% of 1-month LIBOR plus 1.54% (1.62% at August 31, 2021) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The financial covenants of the Florida Mortgage are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, which are recorded as deferred financing costs and included in Long-term debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and are being amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income over the ten-year term of the Florida Mortgage. The Company amortized $8 and $16 of these costs during both the three and six months ended August 31, 2021 and 2020, respectively. The net unamortized balance of these deferred financing costs as of August 31, 2021 is $140.

On July 20, 2015, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure related to the Florida Mortgage and pays a fixed rate of 3.48% under the swap agreement (See Note 5).

(c)

Euro Asset-Based Lending Obligation – VOXX Germany

Foreign bank obligations include a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000 for the Company's subsidiary, VOXX Germany, which expires on July 31, 2023. The rate of interest for the ABL is the three-month Euribor plus 2.30% (2.30% at August 31, 2021).

(17)Other Income (Expense)

Other income (expense) is comprised of the following:

	Three months ended August 31,		Six months ended August 31,
	2021	2020	2021	2020
Foreign currency (loss) gain	$(2)	$(363)	$114	$(479)
Interest income	5	(15)	12	71
Rental income	197	182	361	368
Miscellaneous	176	(30)	331	500
Total other, net	$376	$(226)	$818	$460

(18)	Foreign Currency

The Company has a subsidiary in Venezuela. Venezuela has experienced significant political and civil unrest, as well as economic instability for several years, and has implemented various foreign currency and price controls. The Company accounts for its Venezuela subsidiary as hyper-inflationary in accordance with the guidelines in ASC 830, "Foreign Currency." A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3-year period.  The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars. The Company’s operations in Venezuela are suspended and net currency exchange gains and losses for the three and six months ended August 31, 2021 were not significant.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

The Company has certain long-lived assets in Venezuela, which are held for investment purposes. These properties had no value at August 31, 2021.
(19)	Lease Obligations

We account for leases in accordance with ASC 842 “Leases” (“ASC 842”). We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration.

We have operating leases for office equipment, as well as offices, warehouses, and other facilities used for our operations. We also have finance leases comprised primarily of computer hardware and machinery and equipment. Our leases have remaining lease terms of less than 1 year to 10 years, some of which include renewal options. We consider these renewal options in determining the lease term used to establish our right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal option will be exercised. The Company had no short-term leases during the three and six months ended August 31, 2021.

Refer to Note 7 for supplemental cash flow information related to leases.

The components of lease cost for the three and six months ended August 31, 2021 and 2020 were as follows:

	Three months ended August 31,		Six months ended August 31,
	2021	2020	2021	2020
Operating lease cost (a) (c)	$342	$265	$683	$508
Finance lease cost:
Amortization of right of use assets (a)	101	161	222	326
Interest on lease liabilities (b)	3	8	7	17
Total finance lease cost	$104	$169	$229	$343

(a)	Recorded within Selling, General and administrative, Engineering and technical support, and Cost of sales on the Unaudited Consolidated Statement of Operations and Comprehensive Income.
(b)	Recorded within Interest and bank charges on the Unaudited Consolidated Statement of Operations and Comprehensive Income.
(c)	Includes immaterial amounts related to variable rent expense.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Supplemental balance sheet information related to leases is as follows:

	August 31, 2021	February 28, 2021
Operating Leases
Operating lease, right of use assets	$4,309	$4,572
Total operating lease right of use assets	$4,309	$4,572
Accrued expenses and other current liabilities	$1,101	$1,119
Operating lease liabilities, less current portion	3,327	3,582
Total operating lease liabilities	$4,428	$4,701
Finance Leases
Property, plant, and equipment, gross	$2,503	$2,503
Accumulated depreciation	(2,028)	(1,805)
Total finance lease right of use assets	$475	$698
Accrued expenses and other current liabilities	$335	$418
Finance lease liabilities, less current portion	155	302
Total finance lease liabilities	$490	$720
Weighted Average Remaining Lease Term
Operating leases	6.1 years	6.0 years
Finance leases	1.6 years	1.8 years
Weighted Average Discount Rate
Operating leases	4.24%	4.49%
Finance leases	3.87%	3.87%

Maturities of lease liabilities on August 31 of each of the succeeding years are as follows:

	Operating Leases	Finance Leases
2021	$1,241	342
2022	920	157
2023	696	—
2024	492	—
2025	347	—
Thereafter	1,243	—
Total lease payments	4,939	499
Less imputed interest	511	9
Total	$4,428	490

As of August 31, 2021, the Company has not entered into any lease agreements that have not yet commenced.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

The Company owns and occupies buildings as part of its operations. Certain space within these buildings may, from time to time, be leased to third parties from which the Company earns rental income as lessor. This leased space is recorded within property, plant, and equipment and was not material to the Company's Consolidated Balance Sheets at August 31, 2021 and February 28, 2021. Rental income earned by the Company for the three and six months ended August 31, 2021 and 2020 was $197 and $361, respectively, compared to $182 and $368, respectively, and is recorded within Other income (expense).
(20)	Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	August 31, 2021	February 28, 2021	August 31, 2021	February 28, 2021	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	—	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	—	1,500,000	—	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,614,629	21,666,976	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	2,862,218	2,749,218	N/A	N/A	N/A

During the three and six months ended August 31, 2021, the Company repurchased 113,000 shares of common stock for an aggregate cost of $1,220. As of August 31, 2021, 2,305,876 shares of the Company’s Class A common stock are authorized to be repurchased in the open market.
(21)	Variable Interest Entity

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

On September 1, 2015, Voxx acquired a majority voting interest in substantially all of the assets and certain specified liabilities of EyeLock, Inc. and EyeLock Corporation, a market leader of iris-based identity authentication solutions, through a newly formed entity, EyeLock LLC. The Company issued EyeLock LLC a promissory note for the purposes of repaying protective advances and funding working capital requirements of the entity. On August 29, 2021, this promissory note was amended and restated to allow EyeLock LLC to borrow up to $60,600. Through March 1, 2019, interest on the outstanding principal of the loan accrued at 10%. From March 1, 2019 forward, interest accrues at 2.5%. The amended and restated promissory note is due on December 31, 2022. The outstanding principal balance of this promissory note is convertible at the sole option of Voxx into units of EyeLock LLC. If Voxx chooses not to convert into equity, the outstanding loan principal of the amended and restated promissory note will be repaid at a multiple of 1.50 based on the repayment date. The agreement includes customary events of default and is collateralized by all of the property of EyeLock LLC.

We determined that we hold a variable interest in EyeLock LLC as a result of:

•	our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and
•	the loan agreement with EyeLock LLC, which has a total outstanding balance of $65,231 as of August 31, 2021.

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

On April 29, 2021, EyeLock LLC entered into a three-year exclusive distribution agreement (the “Agreement”) with GalvanEyes LLC (“GalvanEyes”), a Florida LLC managed by Beat Kahli, a significant shareholder of Voxx. The Agreement provides that GalvanEyes will become the exclusive distributor of EyeLock products in the European Union, Switzerland, Puerto Rico, Malaysia, and Singapore, with the exception of any existing customer relationships. GalvanEyes was also granted exclusive distribution rights in the United States for the residential real estate market and specific U.S. Government agencies, and non-exclusive distribution rights in all other territories and verticals with the Company’s consent. In consideration of the grant of exclusivity, GalvanEyes has agreed to pay EyeLock $10,000 in the form of an annual fee of up to $5,000, with payments on a quarterly basis beginning on September 1, 2021. Any gross profit generated on the sale of EyeLock LLC products by GalvanEyes will be deducted from the annual fee. Within the Agreement, a put/call arrangement has been established, whereby GalvanEyes has the right to put the exclusivity back to EyeLock after the initial two-year period, for a 20.0% interest in EyeLock. In turn, EyeLock has the ability to call the exclusivity during the Agreement, based on the occurrence of certain events, which would result in a 20.0% equity interest given to GalvanEyes.

Assets and Liabilities of EyeLock LLC

The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheets as of August 31, 2021 and February 28, 2021:

	August 31, 2021	February 28, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	102	167
Inventory, net	2,251	2,245
Prepaid expenses and other current assets	88	30
Total current assets	2,441	2,442
Property, plant and equipment, net	45	39
Intangible assets, net	2,193	2,329
Other assets	59	60
Total assets	$4,738	$4,870
Liabilities and Partners' Deficit
Current liabilities:
Accounts payable	$1,386	$1,396
Interest payable to VOXX	12,261	11,453
Accrued expenses and other current liabilities	606	824
Due to VOXX	65,231	61,072
Total current liabilities	79,484	74,745
Other long-term liabilities	1,257	1,200
Total liabilities	80,741	75,945
Commitments and contingencies
Partners' deficit:
Capital	41,416	41,416
Retained losses	(117,419)	(112,491)
Total partners' deficit	(76,003)	(71,075)
Total liabilities and partners' deficit	$4,738	$4,870

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Revenues and Expenses of EyeLock LLC

The following table sets forth the revenues and expenses of EyeLock LLC that were included in our Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended August 31, 2021 and 2020:

	For the three months ended August 31,		For the six months ended August 31,
	2021	2020	2021	2020
Net sales	$253	$263	$458	$360
Cost of sales	177	262	340	381
Gross profit	76	1	118	(21)
Operating expenses:
Selling	163	125	326	302
General and administrative	432	428	776	857
Engineering and technical support	1,641	1,094	3,128	2,249
Total operating expenses	2,236	1,647	4,230	3,408
Operating loss	(2,160)	(1,646)	(4,112)	(3,429)
Other expense:
Interest and bank charges	(415)	(368)	(816)	(722)
Other, net	—	—	—	—
Total other expense, net	(415)	(368)	(816)	(722)
Loss before income taxes	(2,575)	(2,014)	(4,928)	(4,151)
Income tax expense	—	—	—	—
Net loss	$(2,575)	$(2,014)	$(4,928)	$(4,151)

(22)	Segment Reporting

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

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Segment data for each of the Company's segments is presented below:

	Automotive Electronics	Consumer Electronics	Biometrics	Corporate/ Eliminations	Total
Three Months Ended August 31, 2021
Net sales	$45,761	$96,959	$253	$136	$143,109
Equity in income of equity investees	2,035	—	—	—	2,035
Interest expense and bank charges	309	1,911	415	(2,053)	582
Depreciation and amortization expense	755	1,003	75	932	2,765
Income (loss) before income taxes	926	2,439	(2,575)	(1,699)	(909)

Three Months Ended August 31, 2020
Net sales	$32,633	$94,992	$263	$144	$128,032
Equity in income of equity investees	1,883	—	—	—	1,883
Interest expense and bank charges	353	2,106	367	(1,816)	1,010
Depreciation and amortization expense	708	954	86	999	2,747
Income (loss) before income taxes	239	12,789	(2,014)	(1,850)	9,164

Six Months Ended August 31, 2021
Net sales	$88,418	$191,072	$458	$221	$280,169
Equity in income of equity investees	4,758	—	—	—	4,758
Interest expense and bank charges	682	3,886	816	(4,274)	1,110
Depreciation and amortization expense	1,538	2,004	151	1,879	5,572
Income (loss) before income taxes	4,156	7,907	(4,928)	(5,763)	1,372

Six Months Ended August 31, 2020
Net sales	$49,909	$149,506	$360	$244	$200,019
Equity in income of equity investees	2,745	—	—	—	2,745
Interest expense and bank charges	521	4,240	722	(3,674)	1,809
Depreciation and amortization expense	1,174	1,919	172	2,025	5,290
(Loss) income before income taxes	(2,871)	12,736	(4,151)	(3,874)	1,840

(23)	Revenue from Contracts with Customers

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

Within our Automotive Electronics segment, while the majority of the contracts we enter into with Original Equipment Manufacturers (“OEMs”) are long-term supply arrangements, the performance obligations are established by the enforceable contract, which is generally considered to be the purchase order. The purchase orders are of durations less than one year. As such, the Company applies the practical expedient in ASC paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less for which work has not yet been performed.

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of consumer electronic, automotive electronic, and biometric products. Our consumer electronic products primarily consist of finished goods sold to retail and commercial customers, consisting of premium audio products and other consumer electronic products. Our automotive electronic products, some of which are manufactured by the Company, are sold both to

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

OEM and aftermarket customers. Our biometric products, primarily consisting of finished goods, are sold to retail and commercial customers. We recognize revenue for sales to our customers when transfer of control of the related good or service has occurred. The majority of our revenue was recognized under the point in time approach for the three and six months ended August 31, 2021. Certain telematic subscription revenues generated by our Automotive Electronics segment are recognized over time. Contract terms with certain of our OEM customers could result in additional products and services being transferred over time as a result of the customized nature of some of our products, together with contractual provisions in the customer contracts that provide us with an enforceable right to payment for performance completed to date; however, under typical terms, we do not have the right to consideration until the time of shipment from our manufacturing facilities or distribution centers, or until the time of delivery to our customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to our right to consideration at the time of shipment or delivery.

Under ASC 606, we are required to present a refund liability and a return asset within the Consolidated Balance Sheets. The changes in the refund liability are reported in Net sales, and the changes in the return asset are reported in Cost of sales in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income. As of August 31, 2021 and February 28, 2021, the balance of the return asset was $1,873 and $2,404, respectively, and the balance of the refund liability was $3,928 and $5,145, respectively, and are presented within Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheets.

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

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had current and non-current contract liability balances totaling $4,641 at August 31, 2021 related to telematic subscription services of the Company’s DEI subsidiary established in connection with the Company’s acquisition of DEI in July 2020 (see Note 2). Revenue recognized for the six months ended August 31, 2021 that was included in the contract liability balance of $3,766 at February 28, 2021 was $1,847. The Company had no contract asset balances at August 31, 2021 or February 28, 2021.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Disaggregation of Revenue

The Company operates in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. ASC 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales are disaggregated by segment and product type for the three and six months ended August 31, 2021 and 2020:

	Three months ended August 31,		Six months ended August 31,
	2021	2020	2021	2020
Automotive Electronics Segment
OEM Products	$16,403	$10,714	$31,317	$18,373
Aftermarket Products	29,358	21,919	57,101	31,536
Total Automotive Segment	45,761	32,633	88,418	49,909
Consumer Electronics Segment
Premium Audio Products	76,140	69,282	147,733	103,820
Other Consumer Electronic Products	20,819	25,710	43,339	45,686
Total Consumer Electronics Segment	96,959	94,992	191,072	149,506
Biometrics Segment
Biometric Products	253	263	458	360
Total Biometrics Segment	253	263	458	360
Corporate/Eliminations	136	144	221	244
Total Net Sales	$143,109	$128,032	$280,169	$200,019

(24)	Contingencies

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

In March 2020 and January 2021, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU No. 2021-01, “Reference Rate Reform: Scope,” respectively. Together, these ASU’s provide optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 provides, among other things, guidance that modifications of contracts within the scope of Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; modifications of contracts within the scope of Topic 840, Leases, should be accounted for as a continuation of the existing contract; and, changes in the critical terms of hedging relationships caused by reference rate reform should not result in the de-designation of the instrument, provided certain criteria are met. ASU 2021-01 clarifies the scope and application of ASU 2020-04 and among other things, permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows. The Company’s exposure to LIBOR rates includes its Credit Facility, as well as its Florida Mortgage and related interest swap agreement. These optional expedients and exceptions are effective as of March 12, 2020 through December 31, 2022. Adoption is permitted at any time. The Company is currently evaluating the impact this update may have on its consolidated financial statements.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(26)	Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the Unaudited Balance Sheet date of August 31, 2021 up to the issuance date of the Company’s Unaudited Consolidated Financial Statements. Except as disclosed in Note 2 related to the acquisition of Onkyo Home Entertainment Corporation on September 8, 2021, there have been no events that have occurred that would require adjustments to the disclosures in the Unaudited Consolidated Financial Statements.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three and six months ended August 31, 2021 compared to the three and six months ended August 31, 2020. Next, we present EBITDA and Adjusted EBITDA attributable to Voxx for the three and six months ended August 31, 2021 compared to the three and six months ended August 31, 2020, in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

Unless specifically indicated otherwise, all amounts presented in our MD&A below are in thousands, except share and per share data.

Business Overview

VOXX International Corporation ("Voxx," "We," "Our," "Us" or the "Company") is a leading international manufacturer and distributor operating in the Automotive Electronics, Consumer Electronics, and Biometrics industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image, and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through nineteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., VOXX German Holdings GmbH ("Voxx Germany"), Audiovox Canada Limited, Voxx Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Premium Audio Company LLC ("Klipsch"), Omega Research and Development, LLC ("Omega"), Voxx Automotive Corp., Audiovox Websales LLC, VSM-Rostra LLC (“VSM”), VOXX DEI LLC, and VOXX DEI Canada, Ltd. (collectively, with VOXX DEI, LLC, “DEI”), as well as a majority owned subsidiary, EyeLock LLC ("EyeLock"). We market our products under the Audiovox® brand name and other brand names and licensed brands, such as 808®, Acoustic Research®, Advent®, Avital®, Car Link®, Chapman®, Clifford®, Code-Alarm®, Crimestopper™, Directed®, Discwasher®, Energy®, Heco®, Invision®, Jamo®, Klipsch®, Mac Audio™, Magnat®, Mirage®, myris®, Oehlbach®, Omega®, Prestige®, Project Nursery®, Python®, RCA®, RCA Accessories, Rosen®, Rostra®, Schwaiger®, Smart Start®, Terk®, Vehicle Safety Automotive, Viper®, Onkyo®, Integra®, and Voxx Automotive, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products and Onkyo & Pioneer products in North America.

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

Although the Company’s revenues have increased for the three and six months ended August 31, 2021, as compared to the prior year periods, the impact of COVID-19 on the market is still rapidly changing and additional impacts to the business may arise that we are not aware of currently, which could have an adverse impact on revenues, results of operations, and cash flows for the 2022 fiscal year. We cannot predict whether, when, or the manner in which the conditions surrounding COVID-19 will change, including the ultimate duration and scope of the pandemic; the severity of the virus, including the emergence of new variants; the impact of the COVID-19 vaccines, including the speed at which they are disseminated and their effectiveness; the actions taken by governments to contain the virus or treat its impact; and how quickly and to what extent normal economic and operating conditions can resume. Due to the evolving situation, future results of the Company could be impacted in ways we are not able to predict today, including, but not limited to, non-cash write-downs and impairments; foreign currency fluctuations; potential adjustments to the carrying value of inventory; and the delayed collections of, or inability to collect accounts receivables.

The Company continues to focus on cash flow and anticipates having sufficient resources to operate for the coming twelve-month period. In April 2021, the Company amended its Credit Facility in the U.S. in order to increase the maximum borrowing base thereunder and extend the maturity date of the Credit Facility to April 2026 (see Note 16(a)).

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

On September 8, 2021, the Company’s subsidiary, Premium Audio Company LLC (“PAC”), completed the transaction to acquire the home audio/video business of Onkyo Home Entertainment Corporation with its partner Sharp through the newly formed joint venture, Onkyo Technology KK (see Note 2).

Critical Accounting Policies and Estimates

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; accrued sales incentives; expected credit losses on accounts receivable; inventory valuation; valuation of long-lived assets; valuation and impairment assessment of goodwill, trademarks, and other intangible assets; warranties; stock-based compensation; recoverability of deferred tax assets; and the reserve for uncertain tax positions at the date of the consolidated financial statements.  A summary of the Company's critical accounting policies is identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the fiscal year ended February 28, 2021. During Fiscal 2021, there were significant changes to the global economic situation as a consequence of the COVID-19 pandemic that could continue during Fiscal 2022. It is possible that this could cause changes to estimates in the future as a result of the financial circumstances of the markets in which the Company operates, the price of the Company’s publicly traded equity in comparison to the Company’s carrying value, and the health of the global economy. Such changes to estimates could potentially result in impacts that would be material to the Company’s consolidated financial statements, particularly with respect to the fair value of the Company’s reporting units in relation to potential goodwill impairment and the fair value of long-lived assets in relation to potential impairment. Since February 28, 2021, there have been no changes in our critical accounting policies.

Results of Operations

As you read this discussion and analysis, refer to the accompanying Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income, which present the results of our operations for the three and six months ended August 31, 2021 and 2020.

The following tables set forth, for the periods indicated, certain statements of operations data for the three and six months ended August 31, 2021 and 2020.

Net Sales

	August 31,
	2021	2020	$ Change	% Change
Three Months Ended
Automotive Electronics	$45,761	$32,633	$13,128	40.2%
Consumer Electronics	96,959	94,992	1,967	2.1%
Biometrics	253	263	(10)	(3.8)%
Corporate	136	144	(8)	(5.6)%
Total net sales	$143,109	$128,032	$15,077	11.8%

Six Months Ended
Automotive Electronics	$88,418	$49,909	$38,509	77.2%
Consumer Electronics	191,072	149,506	41,566	27.8%
Biometrics	458	360	98	27.2%
Corporate	221	244	(23)	(9.4)%
Total net sales	$280,169	$200,019	$80,150	40.1%

Automotive Electronics sales represented 32.0% of the net sales for the three months ended August 31, 2021, compared to 25.5% in the prior year period and increased $13,128 for the three months ended August 31, 2021, as compared to three months ended August 31, 2020. One of the primary drivers of sales increases in this segment was sales of aftermarket products related to the Company’s DEI subsidiary, established in connection with the acquisition in July 2020. Although the Company generated sales from DEI during the three months ended August 31, 2020, these sales increased approximately $8,800 for the three months ended August 31, 2021 as a result of having a full quarter of sales for the second quarter of Fiscal 2022, as well as due to the fact that immediately following the acquisition, the Company did not have sufficient inventory during the three months ended August 31, 2020 to satisfy customer demand. The Company’s OEM rear seat entertainment sales also experienced a net increase of approximately $3,700 during the three months ended August 31, 2021, primarily as a result of the start of new rear seat entertainment programs with Nissan and Stellantis that were not present in the prior year. This was offset by declines in sales for certain rear-seat entertainment customers due to part shortages during the quarter. Sales of OEM automotive safety electronics increased approximately $1,500 as a result of rebounding sales following the COVID-19 shut-downs of automotive manufacturers in the prior year. In addition, the Company’s OEM and aftermarket security products, which include remote starts, increased by approximately $800 for the three months ended August 31, 2021 as a result of rebounding sales following the prior year COVID-19 shut-downs, as well as due to current year component shortages that have caused some customers to purchase product earlier to avoid future stock outages. As an offset to these increases, the Company experienced net decreases in both satellite radio and aftermarket safety electronics sales during the three months ended August 31, 2021 of approximately $1,400 and $600, respectively, as a result of inventory shortages that have negatively affected the Company’s ability to fulfill orders.

Automotive Electronics sales represented 31.6% of the net sales for the six months ended August 31, 2021, compared to 25.0% in the prior year period and increased $38,509 for the six months ended August 31, 2021, as compared to six months ended August 31, 2020. The primary driver of the sales increase in this segment was sales of aftermarket products related to the Company’s DEI subsidiary, established in connection with the Company’s acquisition in July 2020. These sales increased approximately $20,700 for the six months ended August 31, 2021 as a result of six full months of sales included for Fiscal 2022 as compared to two months during the comparable Fiscal 2021 year-to-date period. Additionally, immediately following the acquisition of DEI in July 2020, the Company did not have sufficient inventory to satisfy customer demand which negatively impacted sales in the prior year. The Company’s OEM rear seat entertainment sales also experienced an increase of approximately $9,000 during the six months ended August 31, 2021, primarily as a result of the start of new rear seat entertainment programs with Nissan and Stellantis that were not present in the prior year. Sales of OEM automotive safety electronics increased approximately $4,200, both as a result of rebounding sales following the COVID-19 shut-downs of automotive manufacturers, and due to backordered sales from the fourth quarter of Fiscal 2021 that were fulfilled during the six months ended August 31, 2021. In addition, the Company’s aftermarket security products, which include aftermarket remote starts, and aftermarket rear seat entertainment products increased by approximately $2,600 and $1,700, respectively, for the six months ended August 31, 2021, due to rebounding sales following the prior year COVID-19 shut-downs, as well as due to current year component shortages that have caused some customers to purchase product earlier in order to avoid future stock outages. Finally, aftermarket accessory products increased approximately $400 for the six months ended August 31, 2021 due to the successful launch of new soundbars for club cars during the second quarter.  As an offset to these increases, the Company experienced net decreases in both satellite radio and aftermarket safety electronics sales during the six months ended August 31, 2021 of approximately $400 each, as a result of inventory shortages which have negatively affected the Company’s ability to fulfill orders.

Consumer Electronics sales represented 67.8% of our net sales for the three months ended August 31, 2021, compared to 74.2% in the comparable prior year period and increased $1,967 for the three months ended August 31, 2021, as compared to the three months ended August 31, 2020. The Company’s 11 Trading Company LLC subsidiary, which was established during the second quarter of Fiscal 2021 and began selling Onkyo and Pioneer products through distribution agreements during the third quarter of Fiscal 2021, contributed to an increase of approximately $11,400 in sales for the three months ended August 31, 2021. These sales were not present during the three months ended August 31, 2020. The Company also saw an increase in sales of its premium wireless speakers, including wireless computer speakers, of approximately $900, as these speakers were launched at the end of the second quarter of Fiscal 2021 and had a full quarter of sales during the three months ended August 31, 2021. Additionally, the Company experienced an increase in sales of approximately $800 related to its other wireless speakers for the three months ended August 31, 2021, due to the rebound in sales following nationwide COVID-19 brick and mortar business closures in the comparable prior year period. Within Europe, the Company experienced an increase in its premium audio product sales of approximately $400 as a result of the partial lifting of COVID-19 restrictions during the three months ended August 31, 2021, although many restrictions are still noted to be in place. Offsetting these increases, the Company experienced a decrease in sales of premium home separate speaker products for the three months ended August 31, 2021 of approximately $5,700 due to available shipping vessel shortages and delays, which have led to many customer backorders.  Declines in sales of hook-up products, reception products, and remotes totaling approximately $2,100 during the three months ended August 31, 2021 occurred due to the fact that these product sales increased significantly during the prior year COVID-19 shutdowns, as many people were working from home during this period. During the second quarter of Fiscal 2022, sales of these products have returned to normal levels. Additionally, inventory and chip shortages leading to production delays have resulted in lower sales of certain products including those within the nursery and karaoke lines, and within the premium mobility line, including wireless ear buds, totaling approximately $1,000 for the three months ended August 31, 2021. Finally, the Company experienced a net decrease of approximately $600 in accessory products sales in Europe as a result of the timing of prior year sales and holiday orders placed early due to the pandemic.

Consumer Electronics sales represented 68.2% of our net sales for the six months ended August 31, 2021, compared to 74.7% in the comparable prior year period and increased $41,566 for the six months ended August 31, 2021, as compared to the six months ended August 31, 2020. The Company has continued to experience high consumer demand and has achieved market share growth in its domestic premium home theater, subwoofer, and premium wireless categories for the six months ended August 31, 2021, launching a new premium wireless computer speaker system and other new Bluetooth speakers during the second quarter of Fiscal 2021 and new soundbars during the second quarter of Fiscal 2022, and began selling many of its products through warehouse club channels during Fiscal 2021. Additionally, the lifting of many of the COVID-19 restrictions that were in place during the six months ended August 31, 2020 has contributed positively to the sales of these products during the six months ended August 31, 2021, resulting in a total sales increases of approximately $24,300 for the year-to-date period. The Company’s 11 Trading Company LLC subsidiary, which was established during the second quarter of Fiscal 2021 and began selling Onkyo and Pioneer products through distribution agreements during the third quarter of Fiscal 2021, contributed to an increase of approximately $17,700 in sales for the six months ended August 31, 2021. These sales were not present during the six months ended August 31, 2020. The Company also experienced improvements of approximately $2,200 related to other wireless speakers during the six months ended August 31, 2021, due to the rebound in sales following nationwide COVID-19 brick and mortar business closures and delayed customer orders during the six months ended August 31, 2020. Within Europe, the Company experienced increases in its premium audio product sales of approximately $1,400 as a result of the partial lifting of COVID-19 restrictions during the six months ended August 31, 2021, although many restrictions are still noted to be in place. Finally, the Company experienced increases in sales of premium mobility products of approximately $700 for the six months ended August 31, 2021, as a result of both the re-opening of brick-and-mortar businesses due to COVID-19 restrictions lifting, and the launch of new wireless earbud products in the fourth quarter of Fiscal 2021. Offsetting these increases, the Company experienced declining sales of hook-up products, reception products, and remotes totaling approximately $2,700 during the six months ended August 31, 2021, as these products saw a large increase during the comparable prior year period due to the significant number of people working from home during the COVID-19 pandemic. During the first half of Fiscal 2022, sales of these products have returned to normal levels.

Biometrics sales represented 0.2% of our net sales for both the three and six months ended August 31, 2021 and 2020. Sales for the three months ended August 31, 2021 have remained relatively flat, while sales of the six months ended August 31, 2021 increased $98.  The increase in sales during the six months ended August 31, 2021 was due primarily to an increase in sales of the NIXT product, which the Company began selling during the second half of Fiscal 2021. The NIXT product can be optionally fitted with iTEMP, a product that can take an individual’s temperature before allowing iris access.

Gross Profit and Gross Margin Percentage

	August 31,
	2021	2020	$ Change	% Change
Three Months Ended
Automotive Electronics	$10,941	$6,722	$4,219	62.8%
	23.9%	20.6%
Consumer Electronics	26,051	31,213	(5,162)	(16.5)%
	26.9%	32.9%
Biometrics	77	1	76	7600.0%
	30.4%	0.4%
Corporate	117	140	(23)	(16.4)%
	$37,186	$38,076	$(890)	(2.3)%
	26.0%	29.7%

Six Months Ended
Automotive Electronics	$22,463	$9,778	$12,685	129.7%
	25.4%	19.6%
Consumer Electronics	51,103	48,057	3,046	6.3%
	26.7%	32.1%
Biometrics	117	(22)	139	631.8%
	25.5%	-6.1%
Corporate	198	238	(40)	(16.8)%
	$73,881	$58,051	$15,830	27.3%
	26.4%	29.0%

Gross margin percentages for the Company have decreased 370 and 260 basis points for the three and six months ended August 31, 2021, respectively, as compared to the three and six months ended August 31, 2020.

Gross margin percentages in the Automotive Electronics segment increased 330 and 580 basis points for the three and six months ended August 31, 2021, respectively, as compared to the prior year periods. The primary driver of the margin increases in this segment has been sales of aftermarket products related to the Company’s DEI subsidiary, whose products have higher profit margins than those typically achieved by the segment, and whose sales were present in the prior year period for only two months. The increase in sales of high margin OEM security and remote start products also contributed positively to both the three and six month periods. Offsetting these positive impacts, the increased cost of materials and shipping included in cost of goods sold have negatively affected margins during the three and six months ended August 31, 2021 for such items as OEM and aftermarket rear seat entertainment and aftermarket security products, which the Company is actively working to mitigate through a combination of sales price adjustments and other sourcing strategies. Additionally, certain new OEM rear seat entertainment programs that began during the three and six months ended August 31, 2021, and that have positively contributed to sales during the periods, have generated lower margins than are normally achieved in this segment.

Gross margin percentages in the Consumer Electronics segment decreased 600 and 540 basis points for the three and six months ended August 31, 2021, respectively, as compared to the prior year periods. The primary driver of these declines during the three and six months ended August 31, 2021 has been significant increases to container costs and surcharges affecting cost of sales for many of the products within the segment, which the Company is actively working to mitigate through pricing adjustments and other sourcing strategies. In addition, the Company’s newest line of premium wireless computer speakers, as well as other premium audio products sold through warehouse club channels, which have contributed positively to sales during the three and six month periods, have been sold at lower margins than those typically associated with the Company’s premium audio products. Offsetting these negative margin impacts, the Company’s premium headphone margins increased for the three and six months ended August 31, 2021, due to the launch of new product lines during the fourth quarter of Fiscal 2021. Sales from the Company’s 11 Trading Company subsidiary also positively impacted margins for the three and six month periods, as these sales were not present during the prior year comparable periods. Finally, in Europe, margins have improved for both the three and six months ended August 31, 2021 primarily due to the product mix sold.

Gross margin percentages in the Biometrics segment improved for the three and six months ended August 31, 2021 as compared to the prior year periods. The increase in margins for the three and six months ended August 31, 2021 was primarily a result of the increase in sales during the six months ended August 31, 2021 and consistent sales levels during the three months ended August 31, 2021, as the Company’s NIXT product has generated high margins for the segment. Additionally, in the prior year comparable periods, the Company reduced pricing on certain products, which helped generate sales, but resulted in lower margins for the segment.

Operating Expenses

	August 31,
	2021	2020	$ Change	% Change
Three Months Ended
Operating expenses:
Selling	$11,838	$9,233	$2,605	28.2%
General and administrative	17,884	15,424	2,460	15.9%
Engineering and technical support	7,886	4,781	3,105	64.9%
Acquisition costs	2,316	121	2,195	1814.0%
Total operating expenses	$39,924	$29,559	$10,365	35.1%

Six Months Ended
Operating expenses:
Selling	$23,305	$17,801	$5,504	30.9%
General and administrative	36,560	30,294	6,266	20.7%
Engineering and technical support	14,118	9,266	4,852	52.4%
Acquisition costs	2,992	246	2,746	1116.3%
Total operating expenses	$76,975	$57,607	$19,368	33.6%

Total operating expenses have increased $10,365 and $19,368 for the three and six months ended August 31, 2021, respectively, as compared with the prior year periods.

For the three months ended August 31, 2021, selling expenses increased $2,605. This increase was primarily attributable to higher salary expenses and related payroll taxes, which increased approximately $1,500 due to the absence of COVID-19 related furloughs and salary and bonus reductions that were present in the comparable prior year period, as well as due to the additional headcount created by the July 2020 acquisition resulting in the establishment of the Company’s DEI subsidiary and new hires related to the 11 Trading Company and Australia Premium Audio Company (“Australia PAC”) subsidiaries established in the second quarter of Fiscal 2021 and first quarter of Fiscal 2022, respectively. Advertising expenses and web fees increased approximately $600 for the three months ended August 31, 2021, due to new product displays used at customer sites, the lifting of COVID-19 related cost cutting measures in place during the prior year, and due to the increased price of web advertising as compared to the prior year. The Company also experienced an increase in credit card fees of approximately $300 during the three months ended August 31, 2021, due primarily to sales generated by the Company’s new DEI subsidiary, as its telematic subscription sales are paid by customers through credit card transactions. Additionally, a larger number of customers have gradually begun using credit cards to pay for orders than in prior periods across the entire Company. Finally, the Company saw in increase in travel expenses for the three months ended August 31, 2021 of approximately $200 due to the lifting of some of the Company’s COVID-19 related restrictions which have allowed salesmen to begin traveling to customer sites again.

For the six months ended August 31, 2021, selling expenses increased $5,504. This increase was primarily attributable to higher salary and commission expenses during the six months ended August 31, 2021, as compared to the prior year-to-date period. Salary expense and related payroll taxes increased approximately $3,100 due primarily to the absence of COVID-19 related furloughs and salary and bonus reductions that were present in the comparable prior year period, as well as due to the additional headcount created by the July 2020 acquisition resulting in the establishment of the Company’s DEI subsidiary and new hires related to the 11 Trading Company and Australia PAC subsidiaries established in the second quarter of Fiscal 2021 and first quarter of Fiscal 2022, respectively. Commission expense increased approximately $1,300 as a result of the increase in the Company’s sales for the six months ended August 31, 2021 as compared to prior year. Advertising expenses and web fees increased approximately $1,500 for the six months ended August 31, 2021, due to new product displays being used at customer sites, increased web advertising in response to higher online traffic and sales, the lifting of COVID-19 related cost cutting measures, as well as due to the increased price of web advertising compared to the prior year. The Company also experienced an increase in credit card fees of approximately $600 during the six months ended August 31, 2021, due primarily to sales generated by the Company’s new DEI subsidiary, as its telematic subscription sales are paid by customers through credit card transactions.  Additionally, a larger number of customers have gradually begun using credit cards to pay for orders than in prior periods across the entire Company. Offsetting these increases in selling expenses for the six months ended August 31, 2021 was a decrease in trade show expenses of approximately $1,100, as all trade shows have continued to be either cancelled or held virtually due to the COVID-19 pandemic through the second quarter of the fiscal year.

General and administrative expenses increased $2,460 during the three months ended August 31, 2021, as compared to the prior year period. Salary expense and related payroll taxes increased approximately $1,200 during the three months ended August 31, 2021, due to the absence of COVID-19 related furloughs and salary and bonus reductions that were present in the comparable prior year period. Professional fees increased approximately $900 for the three months ended August 31, 2021 due to increased litigation fees, as well as legal and professional fees related to the Company’s newest 11 Trading Company and PAC Australia subsidiaries established in the second quarter of Fiscal 2021 and the first quarter of Fiscal 2022, respectively. Professional fees were also higher during the quarter due to the lifting of many COVID-19 related restrictions, as both the Company and certain of its professional service providers had temporary office closures during the three months ended August 31, 2020 or provided fee concessions as a result of the pandemic that did not repeat in the current year. Additionally, office expenses increased approximately $200 as a result of the lifting of prior year COVID-19 related office closures. Finally, fees related to taxes and licensing increased approximately $200 during the three months ended August 31, 2021 due to the establishment of Company’s DEI, 11 Trading Company, and PAC Australia subsidiaries.

General and administrative expenses increased $6,266 during the six months ended August 31, 2021, as compared to the prior year period. Professional fees increased approximately $3,000 for the year-to-date period due to increased litigation fees, as well as consulting fees related to the EyeLock distribution agreement with GalvanEyes LLC, and legal and professional fees related to the Company’s newest 11 Trading Company and Australia PAC subsidiaries established in the second quarter of Fiscal 2021 and the first quarter of Fiscal 2022, respectively. Professional fees were also higher during the six months ended August 31, 2021, due to the lifting of many COVID-19 related restrictions, as both the Company and many of its professional service providers had temporary office closures during the six months ended August 31, 2020 or provided fee concessions as a result of the pandemic that did not repeat in the current year. Salary and related payroll tax expense increased approximately $2,500 during the six months ended August 31, 2021, due to the absence of COVID-19 related furloughs and salary and bonus reductions that were present in the comparable prior year period. The Company’s office and occupancy expenses increased approximately $500 in total, both as a result of the lifting of prior year COVID-19 related office closures, as well due to the office space required for the Company’s new DEI subsidiary. Additionally, fees related to taxes and licensing also increased approximately $400 during the six months ended August 31, 2021 due to the establishment of Company’s DEI, 11 Trading Company, and PAC Australia subsidiaries.  Finally, net increases to depreciation and amortization expense of approximately $300 were related to assets acquired in the DEI transaction.  This was offset by Company assets that became fully depreciated or amortized during the six months ended August 31, 2021. As a further offset to the general and administrative increases, the Company experienced a decrease in insurance expense of approximately $100 as a result a deductible paid in the prior year that did not repeat in Fiscal 2022.

Engineering and technical support expenses increased $3,105 for the three months ended August 31, 2021, as compared to the prior year period. The Company experienced a net increase in direct labor and related payroll tax expense of approximately $1,100 as a result of additional headcount created by the July 2020 acquisition resulting in the establishment of the Company’s DEI subsidiary, as well as due to the reimbursement of engineering labor expense incurred in prior periods, and the absence of Company-wide furloughs and pay reductions related to COVID-19 that were in place during the three months ended August 31, 2020. This was offset by a post-acquisition headcount adjustment at the Company’s VSM subsidiary. There was also an increase in research and development expense of approximately $2,000 for the three months ended August 31, 2021, as a result of the Company’s product development projects for Stellantis in the Automotive Electronics segment, headcount increases within the Biometrics segment, and product certification costs within the Consumer Electronics segment.

Engineering and technical support expenses increased $4,852 for the six months ended August 31, 2021, as compared to the prior year period. The Company experienced a net increase in direct labor and related payroll tax expense of approximately $2,400 as a result of additional headcount created by the July 2020 acquisition resulting in the establishment of the Company’s DEI subsidiary, as well as due to the reimbursement of engineering labor expense incurred in prior periods, and the absence of Company-wide furloughs and pay reductions related to COVID-19 that were in place during the six months ended August 31, 2020. This was offset by a post-acquisition headcount adjustment at the Company’s VSM subsidiary. There was also a net increase in research and development expense of approximately $2,400 for the six months ended August 31, 2021, as a result of the Company’s product development projects for Stellantis in the Automotive Electronics segment and headcount increases within the Biometrics segment, offset by the delay of certain soundbar and headphone launches in Consumer Electronics.

Acquisition costs increased $2,195 and $2,746 for the three and six months ended August 31, 2021, as compared to the respective prior year periods.  During the three and six months ended August 31, 2021, acquisition costs incurred were related to consulting and due diligence fees for to the asset purchase agreement signed with Onkyo Home Entertainment Corporation and the joint venture created with Sharp Corporation to complete the transaction.  This transaction was completed on September 8, 2021.  In the prior year, acquisition costs incurred were related to the Company’s VSHC and DEI acquisitions, completed in January 2020 and July 2020, respectively.

Other (Expense) Income

	August 31,
	2021	2020	$ Change	% Change
Three Months Ended
Interest and bank charges	$(582)	$(1,010)	$428	42.4%
Equity in income of equity investee	2,035	1,883	152	8.1%
Other, net	376	(226)	602	266.4%
Total other income	$1,829	$647	$1,182	182.7%

Six Months Ended
Interest and bank charges	$(1,110)	$(1,809)	$699	38.6%
Equity in income of equity investee	4,758	2,745	2,013	73.3%
Other, net	818	460	358	77.8%
Total other income	$4,466	$1,396	$3,070	219.9%

Interest and bank charges represent interest expense and fees related to the Company's bank obligations, supply chain financing and factoring agreements, interest related to finance leases, and amortization of debt issuance costs. During the first quarter of Fiscal 2021, the Company made a precautionary borrowing from the Credit Facility of $20,000 related to COVID-19 pandemic concerns. This balance was repaid during the third quarter of Fiscal 2021 and there has been no balance outstanding during the three and six months ended August 31, 2021. This resulted in a decrease in interest expense related to the Credit Facility of approximately $130 and $210 for the three and six months ended August 31, 2021, respectively, as compared to the prior year.  In addition, interest expense was lower during the three and six months ended August 31, 2021 due to the amendment of the Company’s Credit Facility on April 19, 2021, which resulted in a decrease in amortization of debt issuance costs of $72 and $195 for the three and six months ended August 31, 2021, respectively.

Equity in income of equity investee represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA"). The increase in income for the three and six months ended August 31, 2021 is due to an increase in ASA net income resulting from improved sales across all of its markets due primarily to the lifting of COVID-19 restrictions on customers and end consumers and an increase in demand for product.

Other, net includes net foreign currency gains or losses, interest income, rental income, and other miscellaneous income and expense. During the three and six months ended August 31, 2021, the Company had foreign currency (losses)/gains of $(2) and $114, respectively, as compared to foreign currency losses of $(363) and $(479) for the three and six months ended August 31, 2020, respectively. During the six months ended August 31, 2020, the Company also received the proceeds of a key man life insurance policy in the net amount of $420, which did not recur in the current year period.

Income Tax Provision

The Company’s provision for income taxes consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year.  At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments, as necessary.

For the three months ended August 31, 2021, the Company recorded an income tax benefit of $217, which includes a discrete income tax benefit of $70 related primarily to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations. For the three months ended August 31, 2020, the Company recorded an income tax provision of $2,609, which includes a discrete income tax benefit of $142 related primarily to the reversal of uncertain tax provision liabilities as a result of the lapse of the applicable statute of limitations.

The effective tax rates for the three months ended August 31, 2021 and 2020 were an income tax benefit of 23.9% on a pre-tax loss of $909 and an income tax provision of 28.5% on pre-tax income of $9,164, respectively. The effective tax rate for the three months ended August 31, 2021 differs from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a tax benefit related to the decrease in the valuation allowance based on current year forecasted earnings. The effective tax rate for the three months ended August 31, 2020 differed from the statutory rate of 21% primarily due to the anticipated reversal of a portion of the U.S. valuation allowance based on projected current year earnings, immediate U.S. taxation of foreign earnings, non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates.

For the six months ended August 31, 2021, the Company recorded an income tax provision of $267, which includes a discrete income tax benefit of $144 related primarily to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations. For the six months ended August 31, 2020, the Company recorded an income tax provision of

$4,390, which includes a discrete income tax provision of $4,151. The Company recorded a discrete tax provision of $4,275 related to an increase in valuation allowance as a result of the technical correction to net operating losses as provided in the CARES Act and a discrete tax benefit of $155 related to the reversal of uncertain tax provision liabilities as a result of the lapse of the applicable statute of limitations, offset with a discrete tax provision of $31 related to the accrual of interest for unrecognized tax benefits.

The effective tax rates for the six months ended August 31, 2021 and 2020 were an income tax provision of 19.5% on pre-tax income of $1,372 and an income tax provision of 238.6% on pre-tax income of $1,840, respectively. The effective tax rate for the six months ended August 31, 2021 differs from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a tax benefit related to the decrease in the valuation allowance based on current year forecasted earnings. The effective tax rate for the six months ended August 31, 2020 differed from the statutory rate of 21% primarily due to the anticipated reversal of a portion of the U.S. valuation allowance based on projected current year earnings, immediate U.S. taxation of foreign earnings, non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates.

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

Reconciliation of GAAP Net Income Attributable to VOXX International Corporation to EBITDA and Adjusted EBITDA

	Three months ended August 31,		Six months ended August 31,
	2021	2020	2021	2020
Net income (loss) attributable to VOXX International Corporation	$311	$7,340	$3,027	$(932)
Adjustments:
Interest expense and bank charges (1)	420	867	792	1,528
Depreciation and amortization (1)	2,735	2,715	5,513	5,224
Income tax (benefit) expense	(217)	2,609	267	4,390
EBITDA	3,249	13,531	9,599	10,210
Stock-based compensation	237	335	473	686
Acquisition costs	2,316	121	2,992	246
Professional fees related to distribution agreement with GalvanEyes LLC	—	—	325	—
Non-routine legal fees	548	—	1,234	—
Life insurance proceeds	—	24	—	(420)
Adjusted EBITDA	$6,350	$14,011	$14,623	$10,722

(1)

For purposes of calculating Adjusted EBITDA for the Company, interest expense and bank charges, as well as depreciation and amortization, have been adjusted in order to exclude the non-controlling interest portion of these expenses attributable to EyeLock LLC.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of August 31, 2021, we had working capital of $176,632 which includes cash and cash equivalents of $41,051, compared with working capital of $172,543 at February 28, 2021, which included cash and cash equivalents of $59,404. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations, when applicable, and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions, or to further pay down our debt. As of August 31, 2021, we had cash amounts totaling $1,373 held in foreign bank accounts, none of which would be subject to United States federal income taxes if made available for use in the United States. The Tax Cuts and Jobs Act provides a 100% participation exemption on dividends received from foreign corporations after January 1, 2018, as the United States has moved away from a worldwide tax system and closer to a territorial system for earnings of foreign corporations.

Operating activities used cash of $5,529 for the six months ended August 31, 2021 due to factors including the increase in inventory and the decrease in accounts payable, accrued expenses, and accrued sales incentives, as well as due to losses incurred by EyeLock LLC. This was offset primarily by the increase in consolidated net sales, as well as the decrease in accounts receivable. For the six months ended August 31, 2020, operating activities used cash of $90 due to factors including the increases in both accounts receivable and inventory, as well as losses incurred by EyeLock LLC. This was offset primarily by increases in accounts payable, accrued expenses, and accrued sales incentives.

Investing activities used cash of $10,228 during the six months ended August 31, 2021 primarily due the issuance of a promissory note to Onkyo, as well as capital expenditures. For the six months ended August 31, 2020, investing activities used cash of $12,104 primarily due to the acquisition of the Directed business, as well as capital expenditures.

Financing activities used cash of $2,375 during the six months ended August 31, 2021 due to the purchase of treasury shares, the payment of withholding taxes on the net issuance of a stock award, the payment of deferred finance fees related to the amendment of the Credit Facility, as well as repayments of finance leases and the Florida mortgage, offset by borrowings under the Company’s Euro asset-based loan in Germany. During the six months ended August 31, 2020, financing activities provided cash of $19,496 primarily due to the precautionary borrowing of $20,000 from the Credit Facility made in April 2020, offset by repayments of bank obligations and finance leases, as well as the payment of deferred finance fees related to the amendment of the Credit Facility.

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

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $140,000. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 16(b)). The availability under the revolving credit line of the Credit Facility was $107,422 as of August 31, 2021.

All amounts outstanding under the Credit Facility will mature and become due on April 19, 2026; however, it is subject to acceleration upon the occurrence of an Event of Default (as defined in the Agreement). The Company may prepay any amounts outstanding at any time, subject to payment of certain breakage and redeployment costs relating to LIBOR Rate Loans. The commitments under the Credit Facility may be irrevocably reduced at any time, without premium or penalty as set forth in the Agreement.

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

The obligations under the Credit Facility documents are secured by a general lien on and security interest in substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles, and inventory.  The Company has guaranteed the obligations of the borrowers under the Agreement.

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

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At August 31, 2021, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period
Contractual Cash Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Finance lease obligation (1)	$490	$335	$155	$—	$—
Operating leases (1)	4,428	1,101	1,427	749	1,151
Total contractual cash obligations	$4,918	$1,436	$1,582	$749	$1,151
Other Commitments
Bank obligations (2)	$828	$828	$—	$—	$—
Stand-by and commercial letters of credit (3)	6,754	6,754	—	—	—
Other (4)	6,866	500	1,000	1,000	4,366
Pension obligation (5)	519	—	—	—	519
Unconditional purchase obligations (6)	170,752	170,752	—	—	—
Total other commitments	185,719	178,834	1,000	1,000	4,885
Total commitments	$190,637	$180,270	$2,582	$1,749	$6,036

1.

Represents total principal payments due under operating and finance lease obligations. Total current balances (included in other current liabilities) due under finance and operating lease obligations are $335 and $1,101, respectively, at August 31, 2021. Total long-term balances due under finance and operating leases are $155 and $3,327, respectively, at August 31, 2021.

2.	Represents amounts outstanding under the Company’s Credit Facility and the VOXX Germany asset-based lending facility at August 31, 2021.
3.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.
4.	This amount represents the outstanding balance of the mortgage for our manufacturing facility in Florida.

5.	Represents the liability for an employer defined benefit pension plan covering certain eligible current and former employees of Voxx Germany.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Voxx conducts business in various non-U.S. countries, including Germany, Canada, Mexico, China, Denmark, the Netherlands, France, and Australia and thus is exposed to market risk for changes in foreign currency exchange rates. As a result, we have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the U.S., which can adversely impact our net income and cash flows. For the three and six months ended August 31, 2021, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $2,700 and $5,300, respectively, and in net income of approximately $210 and $400, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade, and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations, and U.S. dollar denominated purchases in its foreign subsidiaries. The Company enters forward contracts to hedge certain euro-related transactions. The Company minimizes the risk of nonperformance on the forward contracts by transacting with major financial institutions. For the three and six months ended August 31, 2021, unrealized losses recorded in Other comprehensive income (loss) associated with these contracts were $172 and $144, respectively. A hypothetical 10% adverse change in the fair value of our forward exchange contracts would result in a negative impact of $2 on the fair value of these forward exchange contracts at August 31, 2021.

We are also subject to risk from changes in foreign currency exchange rates from the translation of financial statements of our foreign subsidiaries and for long-term intercompany loans with the foreign subsidiaries. These changes result in cumulative translation adjustments, which are included in Accumulated other comprehensive (loss) income. At August 31, 2021, we had translation exposure to various foreign currencies with the most significant being the Euro. A hypothetical 10% adverse change in the foreign currency exchange rates would result in a negative impact of $15 on Other comprehensive income (loss) for the six months ended August 31, 2021.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela did not have sales for the three and six months ended August 31, 2021 and there were minimal cash related assets invested in Venezuela as of August 31, 2021 that would be subject to government foreign exchange controls. The Company has certain long-lived assets in Venezuela, which are held for investment purposes and had no value as of August 31, 2021.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and investment grade corporate and U.S. government securities. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed. In connection with the Florida Mortgage, we have debt outstanding in the amount of $6,866 at August 31, 2021. Interest on this mortgage is charged at 70% of 1-month LIBOR plus 1.54%. The Company currently has one interest rate swap for the Florida Mortgage with a notional amount of $6,866 at August 31, 2021. This swap locks the interest rate at 3.48% (inclusive of credit spread) on the Florida Mortgage through the mortgage end date of March 2026. The Company also has a Euro asset-based lending facility in Germany with a variable rate, which did not have an outstanding balance at August 31, 2021 (see Note 16).

As of August 31, 2021, the total net fair value of the interest rate swap recorded in other liabilities on our Consolidated Balance Sheet is $409, which represents the amount that would be paid upon unwinding the interest rate swap agreement based on market conditions on that date. Changes in the fair value of this interest rate swap agreement is reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated other comprehensive (loss) income.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of August 31, 2021 to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the six months ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our Board of Directors to repurchase shares of the Company's Class A Common Stock. During the three and six months ended August 31, 2021, the Company purchased 113,000 shares for an aggregate cost of $1,220 as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
7/20/2021 - 7/31/21	113,000	$10.80	113,000	2,305,876
Total other commitments	113,000

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Patrick M. Lavelle Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Charles M. Stoehr Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended August 31, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii), the Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Consolidated Statements of Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

October 12, 2021

By:	/s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By:	/s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer