Form 10-Q
period 2021-11-30
VOXX International Corp
filed 2022-01-10
CIK 807707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of January 7, 2022
Class A Common Stock	21,614,629 Shares
Class B Common Stock	2,260,954 Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	November 30, 2021	February 28, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,162	$59,404
Accounts receivable, net	131,811	106,165
Inventory	166,361	130,793
Receivables from vendors	398	277
Prepaid expenses and other current assets	24,935	22,266
Income tax receivable	431	434
Total current assets	345,098	319,339
Investment securities	1,440	1,777
Equity investment	22,628	23,267
Property, plant and equipment, net	50,692	52,026
Operating lease, right of use asset	4,010	4,572
Goodwill	66,913	58,311
Intangible assets, net	111,293	90,104
Deferred income tax assets	95	99
Other assets	946	1,323
Total assets	$603,115	$550,818
Liabilities, Redeemable Equity, Redeemable Non-Controlling Interest, and Stockholders' Equity
Current liabilities:
Accounts payable	$78,274	$61,826
Accrued expenses and other current liabilities	64,782	53,392
Income taxes payable	1,172	1,587
Accrued sales incentives	31,450	25,313
Interim arbitration award payable (see Note 24)	39,444	—
Contract liabilities, current	3,713	4,178
Current portion of long-term debt	2,091	500
Total current liabilities	220,926	146,796
Long-term debt, net of debt issuance costs	9,925	5,962
Finance lease liabilities, less current portion	117	302
Operating lease liabilities, less current portion	3,073	3,582
Deferred compensation	1,440	1,777
Contingent consideration, less current portion (see Note 2)	5,582	—
Deferred income tax liabilities	6,128	6,645
Other tax liabilities	1,002	1,170
Other long-term liabilities	5,790	5,255
Total liabilities	253,983	171,489
Commitments and contingencies (see Note 24)
Redeemable equity (see Note 8)	3,448	3,260
Redeemable non-controlling interest (see Note 2)	1,355	—
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 20)	—	—
Common stock:
Class A, $.01 par value, 60,000,000 shares authorized, 24,476,847 and 24,416,194 shares issued and 21,614,629 and 21,666,976 shares outstanding at November 30, 2021 and February 28, 2021, respectively	245	245
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding at both November 30, 2021 and February 28, 2021	22	22
Paid-in capital	300,240	300,402
Retained earnings	123,812	148,906
Accumulated other comprehensive loss	(17,249)	(14,977)
Less: Treasury stock, at cost, 2,862,218 and 2,749,218 shares of Class A Common Stock at November 31, 2021 and February 28, 2021, respectively	(25,138)	(23,918)
Less: Redeemable equity	(3,448)	(3,260)
Total VOXX International Corporation stockholders' equity	378,484	407,420
Non-controlling interest	(34,155)	(31,351)
Total stockholders' equity	344,329	376,069
Total liabilities, redeemable equity, redeemable non-controlling interest, and stockholders' equity	$603,115	$550,818

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share data)

	Three months ended November 30,		Nine months ended November 30,
	2021	2020	2021	2020
Net sales	$191,871	$201,065	$472,040	$401,084
Cost of sales	140,167	142,937	346,455	284,905
Gross profit	51,704	58,128	125,585	116,179
Operating expenses:
Selling	13,864	13,176	37,169	30,976
General and administrative	20,049	21,104	56,609	51,398
Engineering and technical support	9,706	5,676	23,824	14,942
Acquisition costs	287	24	3,279	270
Total operating expenses	43,906	39,980	120,881	97,586
Operating income	7,798	18,148	4,704	18,593
Other (expense) income:
Interest and bank charges	(730)	(471)	(1,840)	(2,280)
Equity in income of equity investee	2,206	1,761	6,964	4,506
Interim arbitration award (see Note 24)	(39,444)	—	(39,444)	—
Investment gain (see Note 4)	—	42	—	42
Other, net	(143)	294	675	753
Total other (expense) income, net	(38,111)	1,626	(33,645)	3,021
(Loss) income before income taxes	(30,313)	19,774	(28,941)	21,614
Income tax (benefit) expense	(641)	2,334	(374)	6,724
Net (loss) income	(29,672)	17,440	(28,567)	14,890
Less: net loss attributable to non-controlling interest	(1,551)	(811)	(3,473)	(2,429)
Net (loss) income attributable to VOXX International Corporation	$(28,121)	$18,251	$(25,094)	$17,319
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,835)	79	(2,797)	3,608
Derivatives designated for hedging	184	(43)	466	(514)
Pension plan adjustments	36	(6)	59	(85)
Other comprehensive (loss) income, net of tax	(1,615)	30	(2,272)	3,009
Comprehensive (loss) income attributable to VOXX International Corporation	$(29,736)	$18,281	$(27,366)	$20,328
(Loss) income per share - basic: Attributable to VOXX International Corporation	$(1.16)	$0.75	$(1.03)	$0.72
(Loss) income per share - diluted: Attributable to VOXX International Corporation	$(1.16)	$0.74	$(1.03)	$0.71
Weighted-average common shares outstanding (basic)	24,289,909	24,197,786	24,279,084	24,196,393
Weighted-average common shares outstanding (diluted)	24,289,909	24,677,525	24,279,084	24,532,329

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity

For the three and nine months ended November 30, 2021 and 2020

(In thousands, except share and per share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Treasury Stock	Redeemable Equity	Total Stock- holders' Equity
Balances at February 28, 2021	$267	$300,402	$148,906	$(14,977)	$(31,351)	$(23,918)	$(3,260)	$376,069
Net income (loss)	—	—	2,716	—	(919)	—	—	1,797
Other comprehensive income, net of tax	—	—	—	492	—	—	—	492
Net settlement of 60,693 shares of common stock upon vesting of stock awards	—	(856)	—	—	—	—	—	(856)
Stock-based compensation expense	—	236	—	—	—	—	34	270
Balances at May 31, 2021	267	299,782	151,622	(14,485)	(32,270)	(23,918)	(3,226)	377,772
Net income (loss)	—	—	311	—	(1,003)	—	—	(692)
Other comprehensive loss, net of tax	—	—	—	(1,149)	—	—	—	(1,149)
Repurchase of 113,000 shares of Class A common stock	—	—	—	—	—	(1,220)	—	(1,220)
Stock-based compensation expense	—	237	—	—	—	—	(119)	118
Balances at August 31, 2021	267	300,019	151,933	(15,634)	(33,273)	(25,138)	(3,345)	374,829
Net loss	—	—	(28,121)	—	(882)	—	—	(29,003)
Other comprehensive loss, net of tax	—	—	—	(1,615)	—	—	—	(1,615)
Stock-based compensation expense	—	221	—	—	—	—	(103)	118
Balances at November 30, 2021	$267	$300,240	$123,812	$(17,249)	$(34,155)	$(25,138)	$(3,448)	$344,329

Balances at February 29, 2020	$266	$299,228	$122,139	$(19,055)	$(27,950)	$(23,918)	$(2,481)	$348,229
Net loss	—	—	(8,272)	—	(833)	—	—	(9,105)
Other comprehensive income, net of tax	—	—	—	313	—	—	—	313
Stock-based compensation expense	1	351	—	—	—	—	(201)	151
Balances at May 31, 2020	267	299,579	113,867	(18,742)	(28,783)	(23,918)	(2,682)	339,588
Net income (loss)	—	—	7,340	—	(785)	—	—	6,555
Other comprehensive income, net of tax	—	—	—	2,666	—	—	—	2,666
Settlement of SERP restricted stock units	—	(575)	—	—	—	—	—	(575)
Stock-based compensation expense	—	335	—	—	—	—	(85)	250
Balances at August 31, 2020	267	299,339	121,207	(16,076)	(29,568)	(23,918)	(2,767)	348,484
Net income (loss)	—	—	18,251	—	(811)	—	—	17,440
Other comprehensive income, net of tax	—	—	—	30	—	—	—	30
Stock-based compensation expense	—	768	—	—	—	—	(192)	576
Balances at November 30, 2020	$267	$300,107	$139,458	$(16,046)	$(30,379)	$(23,918)	$(2,959)	$366,530

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Nine months ended November 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(28,567)	$14,890
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,978	8,224
Amortization of debt discount	208	508
Bad debt expense (recovery)	201	(385)
Reduction in the carrying amount of the right of use asset	1,007	836
Loss on forward contracts	232	61
Equity in income of equity investees	(6,964)	(4,506)
Distribution of income from equity investees	7,603	4,248
Deferred income tax (benefit) expense	(578)	4,187
Non-cash compensation adjustment	(337)	(455)
Stock based compensation expense	694	1,454
Changes in operating assets and liabilities:
Accounts receivable	(27,372)	(78,692)
Inventory	(36,344)	(31,406)
Receivables from vendors	(122)	(19)
Prepaid expenses and other	(2,486)	(6,465)
Investment securities-trading	337	455
Accounts payable, accrued expenses, accrued sales incentives, contract liabilities, and other liabilities	73,903	83,049
Income taxes payable	(401)	1,388
Net cash used in operating activities	(10,008)	(2,628)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(3,046)	(3,510)
Purchase of acquired business	(30,406)	(11,000)
Net cash used in investing activities	(33,452)	(14,510)
Cash flows from financing activities:
Principal payments on finance lease obligation	(323)	(470)
Repayment of bank obligations	(375)	(20,375)
Borrowings on bank obligations	1,656	20,000
Deferred financing costs	(667)	(260)
Withholding taxes paid on net issuance of stock award	(857)	—
Settlement of restricted stock units	—	(575)
Purchase of treasury stock	(1,220)	—
Proceeds from the issuance of subsidiary shares to non-controlling interest	2,069	—
Proceeds from the issuance of long-term debt to non-controlling interest	4,877	—
Net cash provided by (used in) financing activities	5,160	(1,680)
Effect of exchange rate changes on cash	58	2,730
Net decrease in cash and cash equivalents	(38,242)	(16,088)
Cash and cash equivalents at beginning of period	59,404	37,425
Cash and cash equivalents at end of period	$21,162	$21,337

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

Directed LLC and Directed Electronics Canada, Inc. Acquisition

On July 1, 2020, the Company completed the acquisition of certain assets and liabilities, which comprise the aftermarket vehicle remote start and security systems and connected car solutions (telematics) businesses of Directed LLC and Directed Electronics Canada Inc. (collectively, with Directed LLC, “Directed”) via an asset purchase agreement. The acquired assets included inventory, accounts receivable, certain fixed assets, IT systems, and intellectual property. The cash purchase price was $11,000. Net sales from the Company’s newly formed subsidiaries, VOXX DEI LLC and VOXX DEI Canada, Ltd. (collectively, with VOXX DEI LLC, “DEI”), included in our consolidated results for the three and nine months ended November 30, 2021, represented approximately 11.9% and 10.3% of our consolidated net sales, respectively, as compared to 11.8% and 7.1% for the three and nine months ended November 30, 2020, respectively. DEI’s results of operations are included in the consolidated financial statements of Voxx in our Automotive Electronics segment. The purpose of this acquisition was to expand the Company’s market share within the automotive electronics industry.

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

During Fiscal 2021 and during the nine months ended November 30, 2021, the Company recorded a cumulative net measurement period adjustment that decreased goodwill by $1,690, as presented in the table above. The measurement period adjustment would have resulted in an insignificant decrease in amortization expense related to the customer relationships in the prior year. The Company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. Goodwill was determined as the excess of the purchase price over the fair value of the assets acquired (including the identifiable intangible assets) and represents synergies expected.

Onkyo

On April 29, 2021, the Company’s subsidiary, Premium Audio Company LLC (“PAC”), signed a Letter of Intent to acquire the home audio/video business of Onkyo Home Entertainment Corporation (“OHEC”), along with Sharp Corporation (“Sharp”) as PAC’s partner. On May 26, 2021, PAC and Sharp signed an asset purchase agreement (“APA”) to jointly acquire the home audio/video business of OHEC through a joint venture entity. The APA was approved by OHEC’s shareholders at its ordinary general meeting of shareholders on June 25, 2021 and on June 28, 2021, the Company announced that PAC had entered into a joint venture with Sharp in order to execute the transaction. PAC owns 77.2% of the joint venture and has 85.1% voting interest and Sharp owns approximately 22.8% of the joint venture and has 14.9% voting interest.

On September 8, 2021, PAC completed the transaction to acquire the home audio/video business of OHEC with its partner, Sharp, through the newly formed joint venture, Onkyo Technology KK (“Onkyo”). The acquired assets included intangible assets and minimal tangible assets.

The joint venture agreement between PAC and Sharp also contains a put/call arrangement, whereby Sharp has the right to put its interest in the joint venture back to Voxx and Voxx has the right to the call Sharp’s ownership interest in the joint venture at any time after the approval of Onkyo’s annual financial statements for the year ending February 28, 2025 at a purchase price based on a formula as defined in the joint venture agreement.

The following summarizes the preliminary allocation of the purchase price based upon the fair value of the assets acquired at the date of acquisition:

September 8, 2021
Purchase price:
Cash paid	$21,989
Assignment of notes and interest receivable	8,417
Fair value of contingent consideration	6,710
Total transaction consideration	$37,116

Allocation:
Intangible assets	$26,929
Goodwill	10,187
Total assets acquired	$37,116

The purchase price allocation presented above is based upon preliminary estimates, including Level 3 inputs which were unobservable and subject to change. We consider the preliminary purchase price allocation incomplete. The information relevant to determine an estimated fair value was not available at the time of acquisition close or as of November 30, 2021. Under these circumstances, the preliminary valuation was based upon initial internal estimates. The assets acquired include technology, trade names, in process research and development, and goodwill. The tax effects of this transaction are still being evaluated. Contingent consideration is payable to OHEC based upon the calculation of 2% of the total price of future product purchases, as defined in the APA, by PAC. The preliminary fair value of the intangible assets and contingent consideration were estimated with the assistance of a third-party valuation expert. The fair value of the put and call options are still being evaluated. The amounts recognized will be finalized as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date, which is September 8, 2022. Finalization of the valuation during the measurement period could result in significant changes in the amounts recorded for the acquisition date fair value. Goodwill was determined as the excess of the purchase price over the fair value of the assets acquired, including identifiable intangible assets, and represents workforce and expected cash flow generation for the Onkyo business that does not qualify for separate recognition as intangible assets.

The Company consolidates the financial results of Onkyo since the acquisition date for financial reporting purposes. The non-controlling interest has been classified as redeemable non-controlling interest outside of equity on the accompanying Consolidated Balance Sheet as the exercise of the put option is not within the Company’s control. The carrying value of the redeemable non-controlling interest of Onkyo cannot be less than the redemption amount, which is the amount Sharp will settle the put option for if exercised. Adjustments to reconcile the carrying value to the redemption amount are recorded to retained earnings. No adjustment was made to the carrying amount of the redeemable non-controlling interest at November 30, 2021 as the carrying amount was in excess of the redemption amount.

The following table provides the rollforward of the redeemable non-controlling interest for the nine months ended November 30, 2021:

Redeemable Non-controlling Interest
Balance at February 28, 2021	$-
Initial investment by Sharp	2,069
Net loss attributable to non-controlling interest	(714)
Balance at November 30, 2021	$1,355

The purpose of this acquisition was to expand the Company’s market share and product offerings within the premium audio industry. The joint venture owns the Onkyo and Integra brands and will market, and sell a variety of products under the Onkyo, Integra, and Pioneer brands. Onkyo’s results of operations are included in the consolidated financial statements of Voxx in our Consumer Electronics segment from September 8, 2021, and represent approximately 1.0% and 0.4% of the Company’s net sales for the three and nine months ended November 30, 2021, respectively. Prior to the acquisition, PAC operated under a distribution agreement with OHEC through its 11 Trading Company subsidiary, selling Onkyo and Pioneer products to Voxx customers. No additional customer contracts were acquired in conjunction with the acquisition and 11TC continues to sell these products to the same pre-acquisition customer base.

The acquisition would not have had a material impact on the Company’s revenue or net (loss) income had it been included in the consolidated results of the Company for the nine months ended November 30, 2021 or the three and nine months ended November 30, 2020.
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

There are no reconciling items which impact the numerator of basic and diluted net (loss) income per common share.  A reconciliation between the denominator of basic and diluted net (loss) income per common share is as follows:

	Three months ended November 30,		Nine months ended November 30,
	2021	2020	2021	2020
Weighted-average common shares outstanding (basic)	24,289,909	24,197,786	24,279,084	24,196,393
Effect of dilutive securities:
Restricted stock units, stock grants, and market stock units	—	479,739	—	335,936
Weighted-average common shares and potential common shares outstanding (diluted)	24,289,909	24,677,525	24,279,084	24,532,329

Restricted stock units, stock grants, and market stock units of 650,325 and 0 for the three months ended November 30, 2021 and 2020, respectively, and 695,589 and 17,009 for the nine months ended November 30, 2021 and 2020, respectively, were not included in the net (loss) income per diluted share calculation because the grant price of the restricted stock units, stock grants, and market stock units was greater than the average market price of the Company’s common stock during these periods, or the inclusion of these components would have been anti-dilutive.

(4)	Investment Securities

As of November 30, 2021, and February 28, 2021, the Company had the following investments:

November 30, 2021
Fair Value
Investment Securities
Marketable Equity Securities
Mutual funds	$1,440
Total Marketable Equity Securities	1,440
Total Investment Securities	$1,440

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

At February 28, 2021, the Company did not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

The following table presents financial assets and liabilities measured at fair value on a recurring basis at November 30, 2021:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$21,162	$21,162	$—	$—
Mutual funds	1,440	1,440	-	-

Liabilities:
Derivatives designated for hedging	$200	$—	$200	$—
Contingent consideration	6,403	-	-	6,403

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

The following table presents financial assets and liabilities measured at fair value on a recurring basis at February 28, 2021:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets
Cash and money market funds	$59,404	$59,404	$—	$—
Mutual funds	1,777	1,777	-	-

Liabilities:
Derivatives designated for hedging	$765	$—	$765	$—

At November 30, 2021, the carrying value of the Company's accounts receivable, short-term debt, accounts payable, accrued expenses, bank obligations, and long-term debt approximates fair value because of either (i) the short-term nature of the financial instrument; (ii) the interest rate on the financial instrument being reset every quarter to reflect current market rates; or (iii) the stated or implicit interest rate approximates the current market rates or are not materially different from market rates.

Contingent consideration is related to the Company’s Onkyo acquisition (see Note 2). The estimated fair value of the contingent consideration is classified within Level 3 and was determined using an income approach. Under this method, potential future purchases applicable to the contingent consideration were determined using internal estimates for growth. The potential future purchases applicable to the contingent consideration were multiplied by the appropriate percentage of payments due to OHEC, and the resulting contingent consideration amounts were adjusted for risk at the appropriate discount rate. The value of the contingent consideration was further discounted to reflect the credit risk of the Company. Changes in either the revenue growth rate assumptions or the discount rate could result in a material change to the amount of contingent consideration accrued and such changes will be recorded in the Company's Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.

Derivative Instruments

The Company’s derivative instruments include forward foreign currency contracts and an interest rate swap agreement. The forward foreign currency contracts are utilized to hedge a portion of the Company’s foreign currency inventory purchases. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). The duration of open forward foreign currency contracts ranges from 1 month to 3 months and are classified in the balance sheet according to their terms. The Company’s interest rate swap agreement hedges interest rate exposure related to the outstanding balance of its Florida Mortgage, with monthly payments due through March 2026. The swap agreement locks the interest rate on the debt at 3.48% (inclusive of credit spread) through the maturity date of the loan. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of our interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either assets or liabilities based on the fair value of the instruments at the end of the period.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Financial Statement Classification

The following table discloses the fair value as of November 30, 2021 and February 28, 2021 of the Company’s derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	November 30, 2021	February 28, 2021
Designated derivative instruments
Foreign currency contracts	Prepaid expenses and other current assets	$561	$412
	Accrued expenses and other current liabilities	(456)	(731)
Interest rate swap agreement	Other long-term liabilities	(305)	(446)
Total derivatives		$(200)	$(765)

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

During Fiscal 2021, the Company entered into forward foreign currency contracts, which have a current outstanding notional value of $2,700 and are designated as cash flow hedges at November 30, 2021. The current outstanding notional value of the Company's interest rate swap at November 30, 2021 is $6,739. For cash flow hedges, the gain or loss is reported as a component of Other comprehensive (loss) income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The net (loss) income recognized in Other comprehensive (loss) income for foreign currency contracts is expected to be recognized in Cost of sales during the next six months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. The gain or loss on the Company’s interest rate swap is recorded in Other comprehensive (loss) income and subsequently reclassified into Interest and bank charges in the period in which the hedged transaction affects earnings. As of November 30, 2021, no interest rate swaps originally designated for hedge accounting were de-designated or terminated.

Activity related to cash flow hedges recorded during the three and nine months ended November 30, 2021 and 2020 was as follows:

	Three months ended		Nine months ended
	November 30, 2021		November 30, 2021
	Pretax Gain Recognized in Other Comprehensive Income	Pretax Loss Reclassified from Accumulated Other Comprehensive Income	Pretax Gain Recognized in Other Comprehensive Income	Pretax Loss Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	$89	$(30)	$233	$(235)
Interest rate swaps	104	—	141	—

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

	Three months ended		Nine months ended
	November 30, 2020		November 30, 2020
	Pretax (Loss) Gain Recognized in Other Comprehensive Income	Pretax Loss Reclassified from Accumulated Other Comprehensive Income	Pretax Loss Recognized in Other Comprehensive Income	Pretax Loss Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	$(242)	$(121)	$(707)	$(69)
Interest rate swaps	39	—	(76)	—

(6)	Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of the following:

	Foreign Currency Translation Losses	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2021	$(13,374)	$(869)	$(734)	$(14,977)
Other comprehensive (loss) income before reclassifications	(2,797)	59	306	(2,432)
Reclassified from accumulated other comprehensive loss	—	—	160	160
Net current-period other comprehensive income	(2,797)	59	466	(2,272)
Balance at November 30, 2021	$(16,171)	$(810)	$(268)	$(17,249)

During the three and nine months ended November 30, 2021, the Company recorded other comprehensive income (loss), net of the associated tax impact of $37 and $141, respectively, related to derivatives designated in a hedging relationship, and $0 in both periods related to pension plan adjustments.

The other comprehensive income (loss) before reclassification of $(2,797) includes the remeasurement of intercompany transactions of a long-term investment nature of $222 with certain subsidiaries whose functional currency is not the U.S. dollar, and $(3,019) from translating the financial statements of the Company's non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(7)	Supplemental Cash Flow Information

The following is supplemental information relating to the Unaudited Consolidated Statements of Cash Flows:

	Nine months ended November 30,
	2021	2020
Non-cash investing and financing activities:
Change in redeemable equity	$188	$478
Change in goodwill due to measurement period adjustments, net	(1,353)	638
Settlement of debt with receivables	-	607
Additional goodwill from the recognition of the fair value of non-controlling interest in connection with business acquisition	8,463	-
Contingent purchase price consideration in connection with business acquisition	6,710	-
Right of use assets obtained in exchange for operating lease obligations	419	735
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,018	$836
Operating cash flows from finance leases	9	23
Finance cash flows from finance leases	323	470
Cash paid during the period:
Interest (excluding bank charges)	$492	$831
Income taxes (net of refunds)	625	1,139

(8)	Accounting for Stock-Based Compensation

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

-

Additional stock grants of 100,000 shares of Class A Common Stock to be issued on each of March 1, 2020, March 1, 2021, and March 1, 2022. Compensation expense of $40 and $118 was recognized during the three and nine months ended November 30, 2021, respectively, compared to $102 and $308 for the three and nine months ended November 30, 2020, respectively, based upon the grant fair value of $4.15 per share using the graded vesting attribution method. On March 1, 2020, 100,000 of these stock grants vested, resulting in 100,000 shares of the Company’s Class A Common Stock being issued to Mr. Lavelle. On March 1, 2021, an additional 100,000 of these stock grants vested, resulting in 60,653 shares of Class A Common Stock being issued to Mr. Lavelle and 39,347 shares being withheld for taxes.

-

Grant of market stock units (“MSU’s”) up to a maximum value of $5,000, based upon the achievement of a 90-calendar day average stock price of no less than $5.49 over the performance period ending on the third and fifth anniversary of the effective date of the Employment Agreement. The value of the MSU award increases based upon predetermined targeted 90-calendar day average stock prices with a maximum of $5,000 if the 90-calendar day average high stock price equals or exceeds $15.00. The number of shares to be issued related to the MSUs based upon achievement of the maximum award value of $5,000, and if issued at $15.00 per share, is estimated at 333,333 shares. Actual results may differ based upon when the high average stock price is achieved and settled.  We recognized stock-based compensation expense of $60 and $182, during both the three and nine months ended November 30, 2021 and November 30, 2020, respectively, related to these MSU’s using the graded vesting attribution method over the performance period. As of November 30, 2021, all of the MSU’s remain outstanding.

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

The following table presents a summary of the activity related to the initial stock grant, additional stock grants under the Employment Agreement, and RSU grants under the 2014 Plan for the nine months ended November 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested award balance at February 28, 2021	603,724	$5.18
Granted	48,527	13.59
Vested	(136,008)	5.50
Vested and settled	(100,000)	4.15
Unvested award balance at November 30, 2021	416,243	$6.30

At November 30, 2021, there were 414,326 vested and unsettled stock grants and RSU awards under the Company’s 2014 Plan with a weighted average fair value of $6.98.

During the three and nine months ended November 30, 2021 and November 30, 2020, the Company recorded $221 and $694, respectively, compared to $768 and $1,454, respectively, in total stock-based compensation related to the 2014 Plan, as well as additional stock grants and MSU’s under the Employment Agreement. As of November 30, 2021, there was approximately $1,435 of unrecognized stock-based compensation expense related to unvested RSU awards, stock grants, and MSU’s.
(9)	Supply Chain Financing

The Company has supply chain financing agreements and factoring agreements that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The balances under the agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three and nine months ended November 30, 2021, net of discounts, were $20,681 and $62,136, respectively, compared to $20,876 and $60,039 for the three and nine months ended November 30, 2020, respectively.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(10)	Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $3,986 and $9,931 for the three and nine months ended November 30, 2021, respectively, compared to $1,892 and $5,413 for the three and nine months ended November 30, 2020, respectively. All amounts are net of customer reimbursements and are included within Engineering and technical support expenses on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.
(11)	Goodwill and Intangible Assets

The change in goodwill by segment is as follows:

Automotive Electronics:	Amount
Beginning balance at March 1, 2021	$11,778
Activity during the period	(1,353)
Balance at November 30, 2021	$10,425
Gross carrying value at November 30, 2021	$10,425
Accumulated impairment charge	—
Net carrying value at November 30, 2021	$10,425
Consumer Electronics:
Beginning balance at March 1, 2021	$46,533
Goodwill acquired during the period	10,187
Foreign currency adjustments	(232)
Balance at November 30, 2021	$56,488
Gross carrying value at November 30, 2021	$88,651
Accumulated impairment charge	(32,163)
Net carrying value at November 30, 2021	$56,488
Total Goodwill, net	$66,913

The Company's Biometrics segment did not carry a goodwill balance at November 30, 2021 or February 28, 2021.

At November 30, 2021, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$54,227	$38,828	$15,399
Trademarks/Tradenames	24,504	1,674	22,830
Developed technology	21,498	12,902	8,596
Patents	6,736	5,329	1,407
License	1,400	1,400	—
Contracts	1,556	1,556	—
Total finite-lived intangible assets	$109,921	$61,689	48,232
Indefinite-lived intangible assets
Trademarks			63,061
Total intangible assets, net			$111,293

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

The Company recorded amortization expense of $2,017 and $4,803 for the three and nine months ended November 30, 2021, respectively, compared to $1,477 and $3,973 for the three and nine months ended November 30, 2020, respectively. The estimated aggregate amortization expense for all amortizable intangibles for November 30 of each of the succeeding years is as follows:

Year	Amount
2022	$7,549
2023	6,956
2024	6,738
2025	6,614
2026	4,767

(12)	Equity Investment

As of November 30, 2021 and February 28, 2021, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	November 30, 2021	February 28, 2021
Current assets	$50,885	$49,956
Non-current assets	4,932	4,757
Liabilities	10,561	8,179
Members' equity	45,256	46,534

	Nine months ended November 30,
	2021	2020
Net sales	$91,153	$67,940
Gross profit	22,976	16,749
Operating income	13,867	8,761
Net income	13,928	9,012

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

The Company's share of income from ASA was $2,206 and $6,964 for the three and nine months ended November 30, 2021, respectively, compared to $1,761 and $4,506 for the three and nine months ended November 30, 2020, respectively.
(13)	Income Taxes

The Company’s provision for income taxes consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year.  At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments, as necessary.

For the three months ended November 30, 2021, the Company recorded an income tax benefit of $641, which includes a discrete income tax provision of $175 related primarily to finalization of the federal and certain state tax return filings. For the three months ended November 30, 2020, the Company recorded an income tax provision of $2,334, which includes a discrete income tax benefit of $542 related primarily to finalization of the federal and certain state tax return filings.

The effective tax rates for the three months ended November 30, 2021 and 2020 were an income tax benefit of 2.1% on a pre-tax loss of $30,313 and an income tax provision of 11.8% on pre-tax income of $19,774, respectively. The effective tax rate for the three months ended November 30, 2021 differs from the U.S. statutory rate of 21% primarily as a result of an increase in valuation allowance as the Company recorded a limited tax benefit with respect to the Arbitration Settlement as it could not conclude that all of its US deferred tax assets were realizable on a more-likely-than-not basis. The effective tax rate for the three months ended November 30, 2020 differed from the statutory rate of 21% primarily due to the anticipated reversal of a portion of the U.S. valuation allowance based on projected current year earnings, immediate U.S. taxation of foreign earnings, non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates.

For the nine months ended November 30, 2021, the Company recorded an income tax benefit of $374, which includes a discrete income tax provision of $31 related to the finalization of federal and state tax filings during the quarter ended November 30, 2021 and the accrual of interest for unrecognized tax benefits, offset with the reversal of uncertain tax provision liabilities as a result of the lapse of the applicable statute of limitations. For the nine months ended November 30, 2020, the Company recorded an income tax provision of $6,724, which includes a discrete income tax provision of $3,609. The Company recorded a discrete tax provision of $4,275 related to an increase in valuation allowance as a result of the technical correction to net operating losses as provided in the CARES Act and a discrete tax benefit of $697 related to the finalization of federal and state filings during the quarter ended November 30, 2020, and the reversal of uncertain tax provision liabilities as a result of the lapse of the applicable statute of limitations, offset with a discrete tax provision of $31 related to the accrual of interest for unrecognized tax benefits.

The effective tax rates for the nine months ended November 30, 2021 and 2020 were an income tax benefit of 1.3% on pre-tax loss of $28,941 and an income tax provision of 31.1% on pre-tax income of $21,614, respectively. The effective tax rate for the nine months ended November 30, 2021 differs from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and an increase in valuation allowance as the Company recorded a limited tax benefit with respect to the Arbitration Settlement as it could not conclude that all of its US deferred tax assets were realizable on a more-likely-than-not basis. The effective tax rate for the nine months ended November 30, 2020 differed from the statutory rate of 21% primarily due to the anticipated reversal of a portion of the U.S. valuation allowance based on projected current year earnings, immediate U.S. taxation of foreign earnings, non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates.

At November 30, 2021, the Company had an uncertain tax position liability of $1,002, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S. federal, state, and local, and foreign tax issues.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(14)	Inventory

Inventories by major category are as follows:

	November 30, 2021	February 28, 2021
Raw materials	$23,683	$21,228
Work in process	1,264	1,732
Finished goods	141,414	107,833
Inventory	$166,361	$130,793

(15)	Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs. The liability for product warranties is included within Accrued expenses and other current liabilities and the reserve for product repair costs is recorded as a reduction of Inventory on the Consolidated Balance Sheets.

	Three months ended November 30,		Nine months ended November 30,
	2021	2020	2021	2020
Opening balance	$4,495	$5,520	$5,290	$4,748
Liabilities for warranties accrued during the period	1,978	864	3,215	2,339
Liabilities (adjusted) acquired during acquisition	—	—	(352)	1,200
Warranty claims settled during the period	(1,016)	(884)	(2,696)	(2,787)
Ending balance	$5,457	$5,500	$5,457	$5,500

(16)	Financing Arrangements

The Company has the following financing arrangements:

	November 30, 2021	February 28, 2021
Debt
Domestic credit facility (a)	$—	$—
Florida mortgage (b)	6,739	7,114
Euro asset-based lending obligation - VOXX Germany (c)	1,591	—
Shareholder loan payable to Sharp (d)	4,795	—
Total debt	13,125	7,114
Less: current portion of long-term debt	2,091	500
Long-term debt	11,034	6,614
Less: debt issuance costs	1,109	652
Total long-term debt, net of debt issuance costs	$9,925	$5,962

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(a)

Domestic Credit Facility

The Company has a senior secured credit facility (the "Credit Facility"), which was amended on April 19, 2021 to provide for a revolving credit facility with committed availability of up to $140,000. The Credit Facility also includes a $30,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 16(b)). The availability under the revolving credit line of the Credit Facility was $128,517 as of November 30, 2021.

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

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that swingline loans may only be designated as Base Rate Loans.  Loans designated as LIBOR Rate Loans bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.75 – 2.25% (2.00% at November 30, 2021).  Loans designated as Base Rate loans bear interest at a rate equal to the applicable margin for Base Rate Loans plus a range of 0.75 - 1.25% as defined in the Agreement and shall not be lower than 1.75% (4.00% at November 30, 2021). The amendment to the Credit Facility in April 2021 provided for a Benchmark Replacement that will replace the LIBOR rate for all revolver usage. The Benchmark Replacement is subject to the occurrence of a Benchmark Transition Event, as defined in the Second Amended and Restated Credit Agreement and becomes effective after a five-day transition period following the event.

Provided that the Company is in a Compliance Period (the period commencing on that day in which Excess Availability is less than 15% of the Maximum Revolver Amount and ending on a day in which Excess Availability is equal to or greater than 15% for any consecutive 30-day period thereafter), the Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the Agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of November 30, 2021, the Company was not in a Compliance Period.

The obligations under the Credit Facility documents are secured by a general lien on, and security interest in, substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles, and inventory.  The Company has guaranteed the obligations of the borrowers under the Agreement.

Charges incurred on the unused portion of the Credit Facility during the three and nine months ended November 30, 2021 totaled $208 and $531, respectively, compared to $130 and $371 during the three and nine months ended November 30, 2020, respectively. These charges are included within Interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company has deferred financing costs related to the Credit Facility and previous amendments and modifications of the Credit Facility. In conjunction with the amendment to its Credit Facility on April 19, 2021, the Company incurred additional financing fees of $667 that will be amortized over the remaining term of the facility. The Company accounted for the April 2021 amendment to the Credit Facility as a modification of debt. Deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance and are amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income over the term of the Credit Facility, which expires on April 19, 2026. During the three and nine months ended November 30, 2021, the Company amortized $55 and $185 of these costs, respectively, as compared to $106 and $432 during the three and nine months ended November 30, 2020, respectively. The net unamortized balance of these deferred financing costs as of November 30, 2021 was $977.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(b)

Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida. Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. The Florida Mortgage bears interest at 70% of 1-month LIBOR plus 1.54% (1.63% at November 30, 2021) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The financial covenants of the Florida Mortgage are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, which are recorded as deferred financing costs and included in Long-term debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and are being amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income over the ten-year term of the Florida Mortgage. The Company amortized $8 and $23 of these costs during both the three and nine months ended November 30, 2021 and 2020, respectively. The net unamortized balance of these deferred financing costs as of November 30, 2021 is $132.

On July 20, 2015, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure related to the Florida Mortgage and pays a fixed rate of 3.48% under the swap agreement (See Note 5).

(c)

Euro Asset-Based Lending Obligation – VOXX Germany

Foreign bank obligations include a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000 for the Company's subsidiary, VOXX Germany, which expires on July 31, 2023. The rate of interest for the ABL is the three-month Euribor plus 2.30% (2.30% at November 30, 2021).

(d)Shareholder Loan Payable to Sharp

In conjunction with the capitalization and funding of the Company’s Onkyo joint venture with its partner Sharp, which was created in order to execute the acquisition of the home audio/video business of OHEC on September 8, 2021 (see Note 2), Onkyo entered into a loan agreement with the shareholders of the joint venture, PAC and Sharp. The loan balance outstanding at November 30, 2021 represents the portion of the loan payable to Sharp. The loan balance due to PAC eliminates in consolidation. All amounts outstanding under the loan will mature and become payable ten years from the execution date of the acquisition, which is September 8, 2031. The loan may be prepaid subject the approval of the board of directors of the joint venture and must be repaid if either the put or call option is exercised in accordance with the joint venture agreement. The rate of interest for the shareholder loan is 2.5% and the loan is secured by a second priority lien on and secured interest in all assets of Onkyo.

(17)Other Income (Expense)

Other income (expense) is comprised of the following:

	Three months ended November 30,		Nine months ended November 30,
	2021	2020	2021	2020
Foreign currency (loss) gain	$(382)	$34	$(268)	$(445)
Interest income	55	6	67	77
Rental income	186	188	547	556
Miscellaneous	(2)	66	329	565
Total other, net	$(143)	$294	$675	$753

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

(18)	Foreign Currency

The Company has a subsidiary in Venezuela. Venezuela has experienced significant political and civil unrest, as well as economic instability for several years, and has implemented various foreign currency and price controls. The Company accounts for its Venezuela subsidiary as hyper-inflationary in accordance with the guidelines in ASC 830, "Foreign Currency." A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3-year period.  The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars. The Company’s operations in Venezuela are suspended and net currency exchange gains and losses for the three and nine months ended November 30, 2021 were not significant.

The Company has certain long-lived assets in Venezuela, which are held for investment purposes. These properties had no value at November 30, 2021.
(19)	Lease Obligations

We account for leases in accordance with ASC 842 “Leases” (“ASC 842”). We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration.

We have operating leases for office equipment, as well as offices, warehouses, and other facilities used for our operations. We also have finance leases comprised primarily of computer hardware and machinery and equipment. Our leases have remaining lease terms of less than 1 year to 9 years, some of which include renewal options. We consider these renewal options in determining the lease term used to establish our right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal option will be exercised. The Company had no short-term leases during the three and nine months ended November 30, 2021.

Refer to Note 7 for supplemental cash flow information related to leases.

The components of lease cost for the three and nine months ended November 30, 2021 and 2020 were as follows:

	Three months ended November 30,		Nine months ended November 30,
	2021	2020	2021	2020
Operating lease cost (a) (c)	$324	$328	$1,007	$836
Finance lease cost:
Amortization of right of use assets (a)	102	139	324	465
Interest on lease liabilities (b)	2	6	9	23
Total finance lease cost	$104	$145	$333	$488

(a)	Recorded within Selling, General and administrative, Engineering and technical support, and Cost of sales on the Unaudited Consolidated Statement of Operations and Comprehensive Income.
(b)	Recorded within Interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.
(c)	Includes immaterial amounts related to variable rent expense.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Supplemental balance sheet information related to leases is as follows:

	November 30, 2021	February 28, 2021
Operating Leases
Operating lease, right of use assets	$4,010	$4,572
Total operating lease right of use assets	$4,010	$4,572
Accrued expenses and other current liabilities	$1,029	$1,119
Operating lease liabilities, less current portion	3,073	3,582
Total operating lease liabilities	$4,102	$4,701
Finance Leases
Property, plant, and equipment, gross	$2,503	$2,503
Accumulated depreciation	(2,129)	(1,805)
Total finance lease right of use assets	$374	$698
Accrued expenses and other current liabilities	$269	$418
Finance lease liabilities, less current portion	117	302
Total finance lease liabilities	$386	$720
Weighted Average Remaining Lease Term
Operating leases	6.0 years	6.0 years
Finance leases	1.4 years	1.8 years
Weighted Average Discount Rate
Operating leases	4.18%	4.49%
Finance leases	3.87%	3.87%

Maturities of lease liabilities on November 30 of each of the succeeding years are as follows:

	Operating Leases	Finance Leases
2021	$1,156	274
2022	844	118
2023	640	—
2024	462	—
2025	312	—
Thereafter	1,150	—
Total lease payments	4,564	392
Less imputed interest	462	6
Total	$4,102	386

As of November 30, 2021, the Company has not entered into any lease agreements that have not yet commenced.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

The Company owns and occupies buildings as part of its operations. Certain space within these buildings may, from time to time, be leased to third parties from which the Company earns rental income as lessor. This leased space is recorded within property, plant, and equipment and was not material to the Company's Consolidated Balance Sheets at November 30, 2021 and February 28, 2021. Rental income earned by the Company for the three and nine months ended November 30, 2021 and 2020 was $186 and $547, respectively, compared to $188 and $556, respectively, and is recorded within Other income (expense).
(20)	Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	November 30, 2021	February 28, 2021	November 30, 2021	February 28, 2021	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	—	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	—	1,500,000	—	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,614,629	21,666,976	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	2,862,218	2,749,218	N/A	N/A	N/A

During the nine months ended November 30, 2021, the Company repurchased 113,000 shares of common stock for an aggregate cost of $1,220. As of November 30, 2021, 2,305,876 shares of the Company’s Class A common stock are authorized to be repurchased in the open market.
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

On September 1, 2015, Voxx acquired a majority voting interest in substantially all of the assets and certain specified liabilities of EyeLock, Inc. and EyeLock Corporation, a market leader of iris-based identity authentication solutions, through a newly formed entity, EyeLock LLC. The Company issued EyeLock LLC a promissory note for the purposes of repaying protective advances and funding working capital requirements of the entity. On August 29, 2021, this promissory note was amended and restated to allow EyeLock LLC to borrow up to $68,200. Through March 1, 2019, interest on the outstanding principal of the loan accrued at 10%. From March 1, 2019 forward, interest accrues at 2.5%. The amended and restated promissory note is due on December 31, 2022. The outstanding principal balance of this promissory note is convertible at the sole option of Voxx into units of EyeLock LLC. If Voxx chooses not to convert into equity, the outstanding loan principal of the amended and restated promissory note will be repaid at a multiple of 1.50 based on the repayment date. The agreement includes customary events of default and is collateralized by all of the property of EyeLock LLC.

We determined that we hold a variable interest in EyeLock LLC as a result of:

•	our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

•	the loan agreement with EyeLock LLC, which has a total outstanding balance of $67,053 as of November 30, 2021.

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

On April 29, 2021, EyeLock LLC entered into a three-year exclusive distribution agreement (the “Agreement”) with GalvanEyes LLC (“GalvanEyes”), a Florida LLC managed by Beat Kahli, Voxx’s largest shareholder. The Agreement provides that GalvanEyes will become the exclusive distributor of EyeLock products in the European Union, Switzerland, Puerto Rico, Malaysia, and Singapore, with the exception of any existing customer relationships. GalvanEyes was also granted exclusive distribution rights in the United States for the residential real estate market and specific U.S. Government agencies, and non-exclusive distribution rights in all other territories and verticals with the Company’s consent. The Agreement also includes a put/call arrangement, whereby GalvanEyes has the right to put the exclusivity back to EyeLock after the initial two-year period for a 20.0% interest in EyeLock. In turn, EyeLock has the ability to call the exclusivity during the term of the Agreement, based on the occurrence of certain events, which would result in a 20.0% equity interest given to GalvanEyes. Under the Agreement, in addition to paying for any products purchased, GalvanEyes has agreed to pay EyeLock $10,000 in the form of an annual fee, over a two-year period, of up to $5,000 per year, with payments on a quarterly basis beginning on September 1, 2021. Any gross profit generated on the sale of EyeLock LLC products by GalvanEyes will be deducted from the annual fee. The value of the put/call arrangement was not significant at November 30, 2021. As of November 30, 2021, the Company has recorded a receivable in the amount of $1,201 for the quarterly installment payment due from GalvanEyes for the three months ended November 30, 2021, which is included within Prepaid expenses and other current assets on the accompanying Consolidated Balance Sheet. The Company has also recorded a corresponding liability within Other long-term liabilities on the accompanying Consolidated Balance Sheet, representing a prepayment made by GalvanEyes of a 20% interest in EyeLock upon exercise of the put option. The balance of the liability at November 30, 2021 is $1,201. The balance receivable from GalvanEyes was paid on December 20, 2021.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Assets and Liabilities of EyeLock LLC

The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheets as of November 30, 2021 and February 28, 2021:

	November 30, 2021	February 28, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, net	235	167
Inventory, net	2,027	2,245
Prepaid expenses and other current assets	1,271	30
Total current assets	3,533	2,442
Property, plant and equipment, net	40	39
Intangible assets, net	2,125	2,329
Other assets	59	60
Total assets	$5,757	$4,870
Liabilities and Partners' Deficit
Current liabilities:
Accounts payable	$1,400	$1,396
Interest payable to VOXX	12,680	11,453
Accrued expenses and other current liabilities	430	824
Due to VOXX	67,053	61,072
Total current liabilities	81,563	74,745
Other long-term liabilities	2,459	1,200
Total liabilities	84,022	75,945
Commitments and contingencies
Partners' deficit:
Capital	41,416	41,416
Retained losses	(119,681)	(112,491)
Total partners' deficit	(78,265)	(71,075)
Total liabilities and partners' deficit	$5,757	$4,870

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Revenues and Expenses of EyeLock LLC

The following table sets forth the revenues and expenses of EyeLock LLC that were included in our Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended November 30, 2021 and 2020:

	For the three months ended November 30,		For the nine months ended November 30,
	2021	2020	2021	2020
Net sales	$355	$343	$813	$703
Cost of sales	240	293	580	674
Gross profit	115	50	233	29
Operating expenses:
Selling	167	132	493	434
General and administrative	261	446	1,037	1,303
Engineering and technical support	1,526	1,178	4,654	3,427
Total operating expenses	1,954	1,756	6,184	5,164
Operating loss	(1,839)	(1,706)	(5,951)	(5,135)
Other expense:
Interest and bank charges	(423)	(372)	(1,239)	(1,094)
Other, net	—	—	—	—
Total other expense, net	(423)	(372)	(1,239)	(1,094)
Loss before income taxes	(2,262)	(2,078)	(7,190)	(6,229)
Income tax expense	—	—	—	—
Net loss	$(2,262)	$(2,078)	$(7,190)	$(6,229)

(22)	Segment Reporting

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

Our Consumer Electronics segment designs, manufactures, markets and distributes home theater systems, receivers, high-end loudspeakers, outdoor speakers, business music systems, cinema speakers, wireless and Bluetooth speakers, soundbars, wired and wireless headphones and ear buds, DLNA (Digital Living Network Alliance) compatible devices, remote controls, karaoke products, personal sound amplifiers, infant/nursery products, as well as A/V connectivity, portable/home charging, reception, and digital consumer products.

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

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Segment data for each of the Company's segments is presented below:

	Automotive Electronics	Consumer Electronics	Biometrics	Corporate/ Eliminations	Total
Three Months Ended November 30, 2021
Net sales	$61,589	$129,733	$355	$194	$191,871
Equity in income of equity investees	2,206	—	—	—	2,206
Interest expense and bank charges	417	2,076	423	(2,186)	730
Depreciation and amortization expense	749	1,647	73	937	3,406
Income (loss) before income taxes (a)	4,818	9,998	(2,263)	(42,866)	(30,313)

Three Months Ended November 30, 2020
Net sales	$61,488	$139,039	$343	$195	$201,065
Equity in income of equity investees	1,761	—	—	—	1,761
Interest expense and bank charges	537	2,290	372	(2,728)	471
Depreciation and amortization expense	876	1,002	75	981	2,934
Income (loss) before income taxes	6,601	20,351	(2,078)	(5,100)	19,774

Nine Months Ended November 30, 2021
Net sales	$150,007	$320,805	$813	$415	$472,040
Equity in income of equity investees	6,964	—	—	—	6,964
Interest expense and bank charges	1,099	5,962	1,239	(6,460)	1,840
Depreciation and amortization expense	2,287	3,651	224	2,816	8,978
Income (loss) before income taxes (a)	8,974	17,905	(7,191)	(48,629)	(28,941)

Nine Months Ended November 30, 2020
Net sales	$111,397	$288,545	$703	$439	$401,084
Equity in income of equity investees	4,506	—	—	—	4,506
Interest expense and bank charges	1,058	6,530	1,094	(6,402)	2,280
Depreciation and amortization expense	2,050	2,921	247	3,006	8,224
Income (loss) before income taxes	3,730	33,087	(6,229)	(8,974)	21,614

(a)	Included within Corporate/Eliminations for the three and nine months ended November 30, 2021 is a charge of $39,444 recorded for an interim arbitration award unfavorable to the Company (see Note 24).

(23)	Revenue from Contracts with Customers

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

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of consumer electronic, automotive electronic, and biometric products. Our consumer electronic products primarily consist of finished goods sold to retail and commercial customers, consisting of premium audio products and other consumer electronic products. Our automotive electronic products, some of which are manufactured by the Company, are sold both to OEM and aftermarket customers. Our biometric products, primarily consisting of finished goods, are sold to retail and commercial customers. We recognize revenue for sales to our customers when transfer of control of the related good or service has occurred. The majority of our revenue was recognized under the point in time approach for the three and nine months ended November 30, 2021. Certain telematic subscription revenues generated by our Automotive Electronics segment are recognized over time. Contract terms with certain of our OEM customers could result in additional products and services being transferred over time as a result of the customized nature of some of our products, together with contractual provisions in the customer contracts that provide us with an enforceable right to payment for performance completed to date; however, under typical terms, we do not have the right to consideration until the time of shipment from our manufacturing facilities or distribution centers, or until the time of delivery to our customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to our right to consideration at the time of shipment or delivery.

Under ASC 606, we are required to present a refund liability and a return asset within the Consolidated Balance Sheets. The changes in the refund liability are reported in Net sales, and the changes in the return asset are reported in Cost of sales in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income. As of November 30, 2021 and February 28, 2021, the balance of the return asset was $2,554 and $2,404, respectively, and the balance of the refund liability was $5,277 and $5,145, respectively, and are presented within Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheets.

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

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had current and non-current contract liability balances totaling $4,658 at November 30, 2021 related to telematic subscription services of the Company’s DEI subsidiary established in connection with the Company’s acquisition of DEI in July 2020 (see Note 2). The following table provides a reconciliation of the Company’s contract liabilities as of November 30, 2021:

Balance at February 28, 2021	$5,265
Subscription payments received	5,053
Revenue recognized	(5,660)
Balance at November 30, 2021	$4,658

The Company had no contract asset balances at November 30, 2021 or February 28, 2021.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements, continued

(Amounts in thousands, except share and per share data)

Disaggregation of Revenue

The Company operates in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. ASC 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales are disaggregated by segment and product type for the three and nine months ended November 30, 2021 and 2020:

	Three months ended November 30,		Nine months ended November 30,
	2021	2020	2021	2020
Automotive Electronics Segment
OEM Products	$18,536	$14,089	$49,853	$32,462
Aftermarket Products	43,053	47,399	100,154	78,935
Total Automotive Segment	61,589	61,488	150,007	111,397
Consumer Electronics Segment
Premium Audio Products	104,877	112,681	252,610	216,501
Other Consumer Electronic Products	24,856	26,358	68,195	72,044
Total Consumer Electronics Segment	129,733	139,039	320,805	288,545
Biometrics Segment
Biometric Products	355	343	813	703
Total Biometrics Segment	355	343	813	703
Corporate/Eliminations	194	195	415	439
Total Net Sales	$191,871	$201,065	$472,040	$401,084

(24)	Contingencies

The Company is currently, and has in the past, been a party to various routine legal proceedings incident to the ordinary course of business.  If management determines, based on the underlying facts and circumstances of each matter, that it is probable a loss will result from a litigation contingency and the amount of the loss can be reasonably estimated, the estimated loss is accrued for.

The products the Company sells are continually changing as a result of improved technology.  As a result, although the Company and its suppliers attempt to avoid infringing known proprietary rights, the Company may be subject to legal proceedings and claims for alleged infringement by patent, trademark, or other intellectual property owners.  Any claims relating to the infringement of third-party proprietary rights, even if not meritorious, could result in costly litigation, divert management’s attention and resources, or require the Company to either enter into royalty or license agreements that are not advantageous to the Company, or pay material amounts of damages

In March 2007, the Company entered into a contract with Seaguard Electronics, LLC (“Seaguard”) relating to the Company’s purchase from Seaguard of a stolen vehicle recovery product and back-end services. In August 2018, Seaguard filed a demand for arbitration against the Company with the American Arbitration Association (“AAA”) alleging claims for breach of contract and patent infringement. Seaguard originally sought damages of approximately $10,000 and on the seventh day of an eight-day fact witness portion of the arbitration in June 2021, amended its damages demand to $40,000, which was effected by the service of Claimant’s notice dated July 14, 2021.

On November 29, 2021, the Arbitrator issued an interim award (the “Interim Award”) with Seaguard prevailing on its breach of contract claim. The Company’s affirmative defenses relating to those claims, however, were denied in their entirety. Seaguard was awarded damages in the amount of $39,444 against the Company. Seaguard is seeking reimbursement of its attorneys’ fees and expenses. The Arbitrator has deferred scheduling, until late February 2022, the balance of the bifurcated arbitration which principally relates to patent infringement claims against the Company; however, the Company has an indemnification from its supplier with respect to the alleged infringing products. A schedule has not been established for the issuance of a final arbitration award. The Company is reviewing its legal options, and has moved in the arbitration proceeding to modify the interim award and if unsuccessful, the Company will seek to have a court vacate, modify, or correct the interim award. At November 30, 2021, the Company has recorded a charge of $39,444 within Other (expense) income in the accompanying Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income. No accrual or reserve was included in the Company’s previously issued financial statements based on an assessment that an award of damages in the arbitration proceeding would not be material and that the amount as determined by the Arbitrator’s award was not probable. The Company made its accrual determination in accordance with reports and evaluations from its damages expert, as well as from the guidance and opinion letters received from the Company’s trial attorneys.

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

In October 2021, the FASB issued ASU No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts With Customers,” which amends the accounting for contract assets acquired and contract liabilities assumed from contracts with customers in business combinations (“acquired contract balances”). The update requires contract assets and contract liabilities from contracts with customers that are acquired in a business combination to be recognized and measured as if the acquirer had originated the original contract. Previously, acquired contract assets and liabilities were measured at fair value. The ASU is effective for fiscal years ending after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact this update may have on its consolidated financial statements.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results.  In the next section, we discuss our results of operations for the three and nine months ended November 30, 2021 compared to the three and nine months ended November 30, 2020. Next, we present EBITDA and Adjusted EBITDA attributable to Voxx for the three and nine months ended November 30, 2021 compared to the three and nine months ended November 30, 2020, in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

Unless specifically indicated otherwise, all amounts presented in our MD&A below are in thousands, except share and per share data.

Business Overview

VOXX International Corporation ("Voxx," "We," "Our," "Us" or the "Company") is a leading international manufacturer and distributor operating in the Automotive Electronics, Consumer Electronics, and Biometrics industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image, and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through nineteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., VOXX German Holdings GmbH ("Voxx Germany"), Audiovox Canada Limited, Voxx Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Premium Audio Company LLC ("Klipsch"), Omega Research and Development, LLC ("Omega"), Voxx Automotive Corp., Audiovox Websales LLC, VSM-Rostra LLC (“VSM”), VOXX DEI LLC, and VOXX DEI Canada, Ltd. (collectively, with VOXX DEI, LLC, “DEI”), as well as a majority owned subsidiary, EyeLock LLC ("EyeLock"). We market our products under the Audiovox® brand name and other brand names and licensed brands, such as 808®, Acoustic Research®, Advent®, Avital®, Car Link®, Chapman®, Clifford®, Code-Alarm®, Crimestopper™, Directed®, Discwasher®, Energy®, Heco®, Integra®, Invision®, Jamo®, Klipsch®, Mac Audio™, Magnat®, Mirage®, myris®, Oehlbach®, Omega®, Onkyo®, Pioneer®, Prestige®, Project Nursery®, Python®, RCA®, RCA Accessories, Rosen®, Rostra®, Schwaiger®, Smart Start®, Terk®, Vehicle Safety Automotive, Viper®, and Voxx Automotive, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products.

COVID-19

During March 2020, a global pandemic was declared by the World Health Organization and a National Emergency was declared by the President of the United States related to the rapidly growing outbreak of COVID-19. The pandemic has significantly impacted economic conditions in the United States, as federal, state, and local governments reacted to the public health crisis, creating significant uncertainties in the United States, as well as the global economy. In the interest of public health and safety, U.S. jurisdictions (national, state, and local) where our primary operations and those of many of our customers are located required mandatory business closures, capacity limitations, or other restrictions for those permitted to continue to operate or allowed to reopen since the initial shut-downs in March 2020. As of the date of this filing, all of our operating locations are open.

The Company’s revenues have decreased for the three months ended November 30, 2021, but have increased for the nine months ended November 30, 2021 as compared to the respective prior year periods. The impact of COVID-19 on the market is still rapidly changing and additional impacts to the business may arise that we are not aware of currently, which could have an adverse impact on revenues, results of operations, and cash flows for the 2022 fiscal year. We cannot predict whether, when, or the manner in which the conditions surrounding COVID-19 will change, including the ultimate duration and scope of the pandemic; the severity of the virus, including the emergence of new variants; the impact of the COVID-19 vaccines, including the speed at which they are disseminated and their effectiveness; the actions taken by governments to contain the virus or treat its impact; and how quickly and to what extent normal economic and operating conditions can resume. Due to the evolving situation, future results of the Company could be impacted in ways we are not able to predict today, including, but not limited to, non-cash write-downs and impairments; foreign currency fluctuations; potential adjustments to the carrying value of inventory; and the delayed collections of, or inability to collect accounts receivables.

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

Products included in these segments are as follows:

Automotive Electronics products include:

▪	mobile multi-media infotainment products, including overhead, seat-back, and headrest systems;
▪	automotive security, vehicle access, and remote start systems;
▪	satellite radios, including plug and play models, and direct connect models;
▪	smart phone telematics applications;
▪	mobile interface modules;
▪	automotive power accessories;
▪	rear observation and collision avoidance systems;
▪	driver distraction products;
▪	power lift gates;
▪	turn signal switches;
▪	automotive lighting products;
▪	automotive sensing and camera systems;
▪	USB ports;
▪	cruise control systems; and
▪	heated seats.

Consumer Electronics products include:

▪	premium loudspeakers;
▪	architectural speakers;
▪	commercial speakers;
▪	outdoor speakers;
▪	wireless and Bluetooth speakers;
▪	home theater systems;
▪	business music systems;
▪	streaming music systems;
▪	receivers;
▪	on-ear and in-ear headphones;
▪	wired and wireless headphones and ear buds;
▪	Bluetooth headphones and ear buds;
▪	Soundbars;
▪	DLNA (Digital Living Network Alliance) compatible devices;
▪	High-Definition Television ("HDTV") antennas;
▪	Wireless Fidelity ("WiFi") antennas;
▪	High-Definition Multimedia Interface ("HDMI") accessories;
▪	home electronic accessories such as cabling, power cords, and other connectivity products;
▪	performance enhancing electronics;
▪	TV universal remotes;
▪	flat panel TV mounting systems;
▪	karaoke products;
▪	infant/nursery products;

▪	power supply systems and charging products;
▪	electronic equipment cleaning products;
▪	personal sound amplifiers;
▪	set-top boxes; and
▪	home and portable stereos.

Biometrics products include:

▪	iris identification products, and
▪	biometric security related products.

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

Results of Operations

As you read this discussion and analysis, refer to the accompanying Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income, which present the results of our operations for the three and nine months ended November 30, 2021 and 2020.

The following tables set forth, for the periods indicated, certain statements of operations data for the three and nine months ended November 30, 2021 and 2020.

Net Sales

	November 30,
	2021	2020	$ Change	% Change
Three Months Ended
Automotive Electronics	$61,589	$61,488	$101	0.2%
Consumer Electronics	129,733	139,039	(9,306)	(6.7)%
Biometrics	355	343	12	3.5%
Corporate	194	195	(1)	(0.5)%
Total net sales	$191,871	$201,065	$(9,194)	(4.6)%

Nine Months Ended
Automotive Electronics	$150,007	$111,397	$38,610	34.7%
Consumer Electronics	320,805	288,545	32,260	11.2%
Biometrics	813	703	110	15.6%
Corporate	415	439	(24)	(5.5)%
Total net sales	$472,040	$401,084	$70,956	17.7%

Automotive Electronics sales represented 32.1% of the net sales for the three months ended November 30, 2021, compared to 30.6% in the prior year period and remained relatively flat with an increase of $101 for the three months ended November 30, 2021, as compared to three months ended November 30, 2020. The Company’s OEM rear seat entertainment sales experienced a net increase of approximately $3,700 for the three months ended November 30, 2021, primarily as a result of the start of new rear seat entertainment programs with Ford and Stellantis that were not present in the prior year. This was offset by a decline in sales for one of the Company’s rear-seat entertainment programs that ended during the quarter. Sales of OEM automotive safety electronics products also increased approximately $1,400 as a result of rebounding sales following the COVID-19 shut-downs of automotive manufacturers in the prior year. As an offset to these increases, the Company experienced decreases in sales of both aftermarket security and safety electronics products, as well as satellite radios of approximately $1,900, $1,300 and $1,200, respectively, for the three months ended November 30, 2021, as a result of inventory shortages that have negatively affected the Company’s ability to fulfill orders, as well as due to the fact that some customers purchased product earlier in the year to avoid future stock outages in light of worldwide issues with shipping container shortages and chip shortages. Additionally, sales of aftermarket rear seat entertainment products decreased approximately $400 due to product delays.

Automotive Electronics sales represented 31.8% of the net sales for the nine months ended November 30, 2021, compared to 27.8% in the prior year period and increased $38,610 for the nine months ended November 30, 2021, as compared to the nine months ended November 30, 2020. The primary driver of the sales increase in this segment was sales of aftermarket security products related to the Company’s DEI subsidiary, established in connection with the Company’s acquisition in July 2020. These sales increased approximately $20,100 for the nine months ended November 30, 2021 to a total of approximately $48,400, as a result of nine full months of sales included for Fiscal 2022 as compared to five months during the comparable Fiscal 2021 year-to-date period. The Company’s OEM rear seat entertainment sales experienced a net increase of approximately $12,700 during the nine months ended November 30, 2021, as a result of the start of new rear seat entertainment programs with Nissan, Ford, and Stellantis that were not present in the prior year. This was offset by a decline in sales for one of the Company’s rear-seat entertainment programs that ended during Fiscal 2022. Sales of OEM automotive safety electronics also increased approximately $6,900 for the nine months ended November 30, 2021, as a result of rebounding sales following the COVID-19 shut-downs of automotive manufacturers. In addition, the Company’s aftermarket security products, which include aftermarket remote starts, and aftermarket rear seat entertainment products increased by approximately $1,600 and $1,200, respectively, for the nine months ended November 30, 2021, due to rebounding sales following the prior year COVID-19 shut-downs, as well as due to current year component shortages that caused some customers to purchase product earlier in order to avoid future stock outages. Finally, aftermarket accessory products increased approximately $800 for the nine months ended November 30, 2021 due to the successful launch of new soundbars for club cars during the second quarter of the fiscal year.  As an offset to these increases, the Company experienced net decreases in both aftermarket safety electronics and satellite radio sales during the nine months ended November 30, 2021 of approximately $3,000 and $1,600, respectively, as a result of inventory shortages which have negatively affected the Company’s ability to fulfill orders.

Consumer Electronics sales represented 67.6% of our net sales for the three months ended November 30, 2021, compared to 69.2% in the comparable prior year period and decreased $9,306 for the three months ended November 30, 2021, as compared to the three months ended November 30, 2020. The Company experienced a decrease in sales of its premium wireless speakers and home separate speakers, totaling approximately $12,600 during the three months ended November 30, 2021 due to vessel delays and shortages, as well as chip shortages, that have caused product backorders. Additionally, in the prior year period, there were high load in sales for the launch of the Company’s premium wireless computer speakers at warehouse club channels that did not repeat in the current year. The Company also saw declines in sales of hook-up products, reception products, and remotes totaling approximately $2,700 during the three months ended November 30, 2021 which occurred due to the fact that these product sales increased significantly during the prior year COVID-19 shutdowns, as many people were working from home during this period. During the third quarter of Fiscal 2022, sales of these products have returned to normal levels. Additionally, the Company experienced a decrease in sales of its premium mobility products of approximately $1,500 as a result of stronger prior year sales of new product and current year production delays by certain vendors. Offsetting these sales decreases was an increase in sales of Onkyo and Pioneer products of approximately $7,800 within the Company’s 11 Trading Company LLC subsidiary (“11TC”). 11TC began selling these products through distribution agreements during the third quarter of Fiscal 2021. In the third quarter of Fiscal 2022, the Company completed an acquisition of certain assets of the Onkyo Home Entertainment business with its joint venture partner, resulting in the establishment of the Company’s Onkyo subsidiary and an increase in factory production and sales of Onkyo and Pioneer products during the three months ended November 30, 2021.

Consumer Electronics sales represented 68.0% of our net sales for the nine months ended November 30, 2021, compared to 71.9% in the comparable prior year period and increased $32,260 for the nine months ended November 30, 2021, as compared to the nine months ended November 30, 2020. The Company’s 11TC subsidiary contributed to an increase in sales of approximately $25,500 for the nine months ended November 30, 2021 to a total of approximately $32,000. 11TC began selling Onkyo and Pioneer products through distribution agreements during the third quarter of Fiscal 2021 and during the third quarter of Fiscal 2022, the Company completed an acquisition of certain assets of the Onkyo Home Entertainment business with its joint venture partner, resulting in the establishment of the Company’s Onkyo subsidiary. Sales of Onkyo and Pioneer products under the distribution agreements were only present for three months during the prior year to date period. The Company also experienced an increase in sales of its premium home theater speakers during the nine months ended November 30, 2021 of approximately $15,100, as the Company continues to see high consumer demand and has achieved market share growth and began selling many of its products through warehouse club channels during Fiscal 2021. Additionally, the lifting of many of the COVID-19 restrictions that were in place during the nine months ended November 30, 2020 has contributed positively to the sales of these products in Fiscal 2022. The Company also experienced improvements of approximately $2,100 related to wireless accessory speakers during the nine months ended November 30, 2021, due to the rebound in sales following nationwide COVID-19 brick and mortar business closures and delayed customer orders during the nine months ended November 30, 2020. Within Europe, the Company experienced net increases in its premium audio product and accessories sales of approximately $1,600 as a result of the partial lifting of COVID-19 restrictions during the nine months ended November 30, 2021, although many restrictions are still noted to be in place. Offsetting these increases, the Company experienced declining sales of hook-up products, reception products, and remotes totaling approximately $5,400 during the nine months ended November 30, 2021, as these products saw a large increase during the comparable prior year period due to the significant number of people working from home during the COVID-19 pandemic. During Fiscal 2022, sales of these products have returned to normal levels.  Additionally, sales of premium wireless speakers and premium mobility products decreased approximately $4,200 in total during the nine months ended November 30, 2021 primarily as a result of chip shortages that have caused product backorders, vendor delays, and shipping container and vessel shortages, as well as due to large load in sales or speaker products at warehouse club channels that did not repeat in the current year.

Biometrics sales represented 0.2% of our net sales for both the three and nine months ended November 30, 2021 and 2020. Sales for the three months ended November 30, 2021 have remained relatively flat, while sales for the nine months ended November 30, 2021 have increased $110.  The increase in sales during the nine months ended November 30, 2021 was due primarily to an increase in sales of the NIXT product, which the Company began selling during the second half of Fiscal 2021. The NIXT product can be optionally fitted with iTEMP, a product that can take an individual’s temperature before allowing iris access. During Fiscal 2022, the Company has also begun selling NIXT, iTemp, and NEXT products under the distribution agreement signed with GalvanEyes LLC in April 2021.

Gross Profit and Gross Margin Percentage

	November 30,
	2021	2020	$ Change	% Change
Three Months Ended
Automotive Electronics	$14,648	$15,777	$(1,129)	(7.2)%
	23.8%	25.7%
Consumer Electronics	36,754	42,109	(5,355)	(12.7)%
	28.3%	30.3%
Biometrics	114	50	64	128.0%
	32.1%	14.6%
Corporate	188	192	(4)	(2.1)%
	$51,704	$58,128	$(6,424)	(11.1)%
	26.9%	28.9%

Nine Months Ended
Automotive Electronics	$37,111	$25,555	$11,556	45.2%
	24.7%	22.9%
Consumer Electronics	87,854	90,166	(2,312)	(2.6)%
	27.4%	31.2%
Biometrics	231	28	203	725.0%
	28.4%	4.0%
Corporate	386	430	(44)	(10.2)%
	$125,582	$116,179	$9,403	8.1%
	26.6%	29.0%

Gross margin percentages for the Company have decreased 200 and 240 basis points for the three and nine months ended November 30, 2021, respectively, as compared to the three and nine months ended November 30, 2020.

Gross margin percentages in the Automotive Electronics segment decreased 190 for the three months ended November 30, 2021 and increased 180 basis points for the nine months ended November 30, 2021, as compared to the respective prior year periods. Positive margin impacts in this segment have been driven primarily by sales of aftermarket security products related to the Company’s DEI subsidiary, whose products have higher profit margins than those typically achieved by the segment. Sales from DEI were present in the prior year period for five months, as it was established in July 2020, and therefore these sales increased significantly for the nine months ended November 30, 2021 as compared the prior year; but were relatively flat for the three month comparable quarterly periods, achieving less benefit from these high margin sales. The decrease in sales of satellite radio products for both the three and nine months ended November 30, 2021, which typically generate lower margins for the Company, also contributed positively to margins overall. Offsetting these positive impacts, the increased cost of materials and shipping, as well as increases in tariffs included in cost of goods sold, have negatively affected margins during the three and nine months ended November 30, 2021 for such items as OEM rear seat entertainment, OEM and aftermarket automotive safety products, and aftermarket accessory products, which the Company is actively working to mitigate through a combination of sales price adjustments and other sourcing strategies. Additionally, certain new OEM rear seat entertainment products that began during the three and nine months ended November 30, 2021, and that have positively contributed to sales during the periods, have generated lower margins than are normally achieved in this segment.

Gross margin percentages in the Consumer Electronics segment decreased 200 and 380 basis points for the three and nine months ended November 30, 2021, respectively, as compared to the prior year periods. The primary driver of these declines during the three and nine months ended November 30, 2021 has been significant increases to container costs and surcharges affecting cost of sales for many of the products within the segment, which the Company is actively working to mitigate through pricing adjustments and other sourcing strategies. In addition, the Company’s newest line of premium wireless computer speakers, as well as other premium audio products sold through warehouse club channels, which have contributed positively to sales during the three and nine month periods, have been sold at lower margins than those typically associated with the Company’s premium audio products. Offsetting these negative margin impacts, sales from the Company’s 11 Trading Company subsidiary positively impacted margins for the three and nine month periods, as these sales were present for only three months of the prior year comparable periods and have also increased year over year for the three months ended November 30, 2021.

Gross margin percentages in the Biometrics segment improved for the three and nine months ended November 30, 2021 as compared to the prior year periods. The increase in margins for the three and nine months ended November 30, 2021 was primarily a result of the increase in sales during the nine months ended November 30, 2021 and consistent sales levels during the three months ended November 30, 2021, as the Company’s NIXT product has generated high margins for the segment. Additionally, in the prior year comparable periods, the Company reduced pricing on certain products, which helped generate sales, but resulted in lower margins for the segment.

Operating Expenses

	November 30,
	2021	2020	$ Change	% Change
Three Months Ended
Operating expenses:
Selling	$13,864	$13,176	$688	5.2%
General and administrative	20,049	21,104	(1,055)	(5.0)%
Engineering and technical support	9,706	5,676	4,030	71.0%
Acquisition costs	287	24	263	1095.8%
Total operating expenses	$43,906	$39,980	$3,926	9.8%

Nine Months Ended
Operating expenses:
Selling	$37,169	$30,976	$6,193	20.0%
General and administrative	56,609	51,398	5,211	10.1%
Engineering and technical support	23,824	14,942	8,882	59.4%
Acquisition costs	3,279	270	3,009	1114.4%
Total operating expenses	$120,881	$97,586	$23,295	23.9%

Total operating expenses have increased $3,926 and $23,295 for the three and nine months ended November 30, 2021, respectively, as compared with the prior year periods.

For the three months ended November 30, 2021, selling expenses increased $688. This increase was partially attributable to higher salary expenses and related payroll taxes, which increased approximately $500 due to the additional headcount created by new hires at the 11 Trading Company and Australia Premium Audio Company (“Australia PAC”) subsidiaries established in the second quarter of Fiscal 2021 and first quarter of Fiscal 2022, respectively, as well as headcount and compensation increases at certain other subsidiary locations. Website fees also increased approximately $500 for the three months ended November 30, 2021, due to additional online advertising and promotions, as well as the increased price of web advertising as compared to the prior year. The Company also experienced an increase in trade show expenses of approximately $200 during the three months ended November 30, 2021, as a result of the return to in-person attendance at certain shows during the quarter, as compared to the prior year in which all shows were virtual. Finally, the Company saw an increase in travel expenses for the three months ended November 30, 2021 of approximately $100 due to the lifting of some of the Company’s COVID-19 related restrictions which have allowed salesmen to begin traveling to customer sites again. Offsetting these increases was a decrease in commission expense of approximately $600 for the three months ended November 30, 2021 as a result of lower sales as compared to the prior year period.

For the nine months ended November 30, 2021, selling expenses increased $6,193. This increase was primarily attributable to higher salary expenses during the nine months ended November 30, 2021, as compared to the prior year-to-date period. Salary expense and related payroll taxes increased approximately $3,300 due primarily to the absence of COVID-19 related furloughs and salary and bonus reductions that were present in the comparable prior year period, as well as due to the additional headcount created by the July 2020 acquisition resulting in the establishment of the Company’s DEI subsidiary and new hires related to the 11 Trading Company and Australia PAC subsidiaries established in the second quarter of Fiscal 2021 and first quarter of Fiscal 2022, respectively. Advertising expenses and web fees increased approximately $1,900 for the nine months ended November 30, 2021, due to increased advertising and promotions in response to higher online traffic and sales, the lifting of COVID-19 related cost cutting measures, as well as due to the increased price of web advertising compared to the prior year. Commission expense increased approximately $700, as a result of the increase in the Company’s sales for the nine months ended November 30, 2021 as compared to prior year. The Company also experienced an increase in credit card fees of approximately $600 during the nine months ended November 30, 2021, due primarily to sales generated by the Company’s new DEI subsidiary, as its telematic subscription sales are paid by customers through credit card transactions.  Additionally, a larger number of customers have gradually begun using credit cards to pay for orders than in prior periods across the entire Company. Finally, the Company saw an increase in travel expenses for the nine months ended November 30, 2021 of approximately $300 due to the lifting of some of the Company’s COVID-19 related restrictions which have allowed salesmen to begin traveling to customer sites again. Offsetting these increases in selling expenses for the nine months ended November 30, 2021 was a decrease in trade show expenses of approximately $800, as most trade shows have continued to be either cancelled or held virtually due to the COVID-19 pandemic and only began to return to in person attendance during the third quarter of Fiscal 2022.

General and administrative expenses decreased $1,055 during the three months ended November 30, 2021, as compared to the prior year period. Salary expense decreased approximately $3,100 during the three months ended November 30, 2021, due primarily to lower bonus accruals as compared to the prior year period. Professional fees also decreased approximately $300 due primarily to a stock grant awarded to the Company’s non-employee directors during the third quarter of Fiscal 2021 that did not repeat in the current year. As an offset to these decreases, the Company experienced increases in occupancy and office expenses totaling approximately $800 due to expenses related to the Company’s new Onkyo subsidiary as a result of the September 2021 acquisition, as well as due to a return to normal operations in the third quarter of Fiscal 2022 with all of the Company’s office locations open and operating. Bad debt expense increased approximately $400 for the three months ended November 30, 2021 due to the prior year recovery of a receivable balance that did not recur in the current year. Depreciation and amortization expense increased approximately $500 due to additional expense related to the Company’s new Onkyo subsidiary established in September 2021. Taxes and licensing fees increased approximately $200 during the three months ended November 30, 2021, also due to expenses related to the new Onkyo subsidiary, as well as due to additional licenses related to cyber security. Finally, insurance premiums increased approximately $200 during the three months ended November 30, 2021 due to higher premiums for cyber security coverage and directors’ and officers’ insurance as compared to the prior year period.

General and administrative expenses increased $5,211 during the nine months ended November 30, 2021, as compared to the prior year period. Professional fees increased approximately $2,500 for the year-to-date period due to increased litigation fees related primarily to an arbitration case, as well as consulting fees related to the EyeLock distribution agreement with GalvanEyes LLC, and legal and professional fees related to the Company’s newest 11 Trading Company and Australia PAC subsidiaries established in the second quarter of Fiscal 2021 and the first quarter of Fiscal 2022, respectively. Professional fees were also higher during the nine months ended November 30, 2021, due to the lifting of many COVID-19 related restrictions, as both the Company and many of its professional service providers had temporary office closures during the nine months ended November 30, 2020, or provided fee concessions as a result of the pandemic that did not repeat in the current year. Occupancy and office expenses increased approximately $1,300 in total for the nine months ended November 30, 2021, due to costs related to the Company’s new Onkyo subsidiary resulting from the September 2021 acquisition and a full year of DEI expenses resulting from the July 2020 acquisition. The Company has also returned to normal operations after the lifting of COVID-19 related restrictions, with all of the Company’s locations open and operating, resulting in further increases to office and occupancy costs. Fees related to taxes and licensing increased approximately $800 during the nine months ended November 30, 2021 due to the establishment of Company’s Onkyo subsidiary in September 2021, as well as the DEI, 11 Trading Company, and PAC Australia subsidiaries, and additional licenses obtained related to cyber security. Depreciation and amortization expense also increased approximately $800 due to additional expense related to the Company’s Onkyo subsidiary and a full year of expense related to DEI. Finally, bad debt expense increased approximately $600 for the nine months ended November 30, 2021 due primarily to the prior year recovery of a receivable balance that did not recur in the current year. As an offset to these increases in general and administrative expense, the Company experienced a decrease in salary expense of approximately $700 during the nine months ended November 30, 2021, due primarily to lower profitability for bonus accruals as compared to the prior year period.

Engineering and technical support expenses increased $4,030 for the three months ended November 30, 2021, as compared to the prior year period. The Company experienced a net increase in research and development expense of approximately $2,100 for the three months ended November 30, 2021, primarily as a result of the Company’s product development projects related to its new Onkyo subsidiary in the Consumer Electronics segment, and within the Automotive Electronics segment related to projects for Stellantis and Ford. This was offset by decreases related to certain Consumer Electronics projects in development during the prior year period that have been completed. There was also an increase in direct labor and related payroll tax expense of approximately $1,900, as a result of additional headcount created by the September 2021 acquisition resulting in the establishment of the Company’s Onkyo subsidiary, as well as due to prior year reimbursements of engineering labor expense that did not recur, and an increase in the use of outside labor at certain subsidiaries.

Engineering and technical support expenses increased $8,882 for the nine months ended November 30, 2021, as compared to the prior year period. The Company experienced a net increase in research and development expense of approximately $4,500 for the nine months ended November 30, 2021, primarily as a result of the Company’s product development projects related to its new Onkyo subsidiary in the Consumer Electronics segment, and within the Automotive Electronics segment related to projects for Stellantis and Ford, as well as due to additional headcount within the Biometrics segment. This was offset by decreases related to certain Consumer Electronics projects in development during the prior year that have been completed. The Company also experienced an increase in direct labor and related payroll tax expense of approximately $4,100 for the nine months ended November 30, 2021, as a result of additional headcount created by the July 2020 and September 2021 acquisitions resulting in the establishment of the Company’s DEI and Onkyo subsidiaries, respectively, as well as due to the prior year reimbursement of engineering labor expense that did not recur, and the absence of Company-wide furloughs and pay reductions related to COVID-19 that were in place during the nine months ended November 30, 2020.

Acquisition costs increased $263 and $3,009 for the three and nine months ended November 30, 2021, as compared to the respective prior year periods.  During the three and nine months ended November 30, 2021, acquisition costs incurred were related to consulting and due diligence fees for the asset purchase agreement signed with Onkyo Home Entertainment Corporation and the joint venture created with Sharp Corporation to complete the transaction. This transaction was completed on September 8, 2021.  In the prior year, acquisition costs incurred were related to the Company’s VSHC and DEI acquisitions, completed in January 2020 and July 2020, respectively.

Other (Expense) Income

	November 30,
	2021	2020	$ Change	% Change
Three Months Ended
Interest and bank charges	$(730)	$(471)	$(259)	(55.0)%
Equity in income of equity investee	2,206	1,761	445	25.3%
Arbitration settlement	(39,444)	—	(39,444)	(100.0)%
Investment gain	—	42	(42)	(100.0)%
Other, net	(143)	294	(437)	148.6%
Total other income	$(38,111)	$1,626	$(39,737)	(2443.8)%

Nine Months Ended
Interest and bank charges	$(1,840)	$(2,280)	$440	19.3%
Equity in income of equity investee	6,964	4,506	2,458	54.5%
Arbitration settlement	(39,444)	—	(39,444)	(100.0)%
Investment gain	—	42	(42)	(100.0)%
Other, net	675	753	(78)	(10.4)%
Total other income	$(33,645)	$3,021	$(36,666)	(1213.7)%

Interest and bank charges represent interest expense and fees related to the Company's bank obligations, supply chain financing and factoring agreements, interest related to finance leases, and amortization of debt issuance costs. During the first quarter of Fiscal 2021, the Company made a precautionary borrowing from the Credit Facility of $20,000 related to COVID-19 pandemic concerns. This balance was repaid during the third quarter of Fiscal 2021 and there has been no balance outstanding during the three and nine months ended November 30, 2021. This resulted in a decrease in interest expense related to the Credit Facility of approximately $115 and $302 for the three and nine months ended November 30, 2021 as compared to the prior year. In addition, interest expense was lower during the three and nine months ended November 30, 2021 due to the amendment of the Company’s Credit Facility in April 2021, which resulted in a decrease in amortization of debt issuance costs of $51 and $247 for the three and nine months ended November 30, 2021. As an offset to these decreases in interest expense, the Company’s new Onkyo subsidiary entered into a shareholder loan payable to the Company’s joint venture partner, Sharp, during the third quarter of Fiscal 2022, for which interest expense was incurred during the three and nine months ended November 30, 2021 that was not present in the prior year periods.

Equity in income of equity investee represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA"). The increase in income for the three and nine months ended November 30, 2021 is due to an increase in ASA net income resulting from improved sales across all of its markets due primarily to the lifting of COVID-19 restrictions on customers and end consumers and an increase in demand for product, offset by an increase in both ocean and air freight costs.

For the three and nine months ended November 30, 2021, the Company has recorded a charge of $39,444 related to an unfavorable interim arbitration settlement award relating to a breach of contract claim brought against the Company by Seaguard Electronics LLC for a contractual arrangement entered in 2007 for the purchase of products and back-end services. The Company is reviewing its legal options and has moved in the arbitration proceeding to modify the interim award.

During the three and nine months ended November 30, 2020, a final pay-out of $42 was received representing proceeds from the Fiscal 2018 sale of the Company’s investment in a non-controlled corporation, consisting of shares of the investee’s preferred stock, as a portion of the proceeds had been held back at the time of sale. The payment was recorded as an investment gain for the three and nine months ended November 30, 2020

Other, net includes net foreign currency gains or losses, interest income, rental income, and other miscellaneous income and expense. During the three and nine months ended November 30, 2021, the Company had foreign currency losses of $382 and $268, respectively, as compared to foreign currency gains/(losses) of $34 and $(445) for the three and nine months ended November 30, 2020, respectively. As an offset, during the nine months ended November 30, 2020, the Company received the proceeds of a key man life insurance policy in the net amount of $420, which did not recur in the current year.

Income Tax Provision

The Company’s provision for income taxes consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments, as necessary.

For the three months ended November 30, 2021, the Company recorded an income tax benefit of $641, which includes a discrete income tax provision of $175 related primarily to finalization of the federal and certain state tax return filings. For the three months ended November 30, 2020, the Company recorded an income tax provision of $2,334, which includes a discrete income tax benefit of $542 related primarily to the finalization of the federal and certain state tax return filings.

The effective tax rates for the three months ended November 30, 2021 and 2020 were an income tax benefit of 2.1% on a pre-tax loss of $30,313 and an income tax provision of 11.8% on pre-tax income of $19,774, respectively. The effective tax rate for the three months ended November 30, 2021 differs from the U.S. statutory rate of 21% primarily related to an increase in valuation allowance as the Company recorded a limited tax benefit with respect to the Arbitration Settlement as it could not conclude that all of its US deferred tax assets were realizable on a more-likely-than-not basis. The effective tax rate for the three months ended November 30, 2020 differed from the statutory rate of 21% primarily due to the anticipated reversal of a portion of the U.S. valuation allowance based on projected current year earnings, immediate U.S. taxation of foreign earnings, non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates.

For the nine months ended November 30, 2021, the Company recorded an income tax benefit of $374, which includes a discrete income tax provision of $31 related to the finalization of federal and state tax filings during the quarter ended November 30, 2021 and the accrual of interest for unrecognized tax benefits, offset with the reversal of uncertain tax provision liabilities as a result of the lapse of the applicable statute of limitations.  For the nine months ended November 30, 2020, the Company recorded an income tax provision of $6,724, which includes a discrete income tax provision of $3,609. The Company recorded a discrete tax provision of $4,275 related to an increase in valuation allowance as a result of the technical correction to net operating losses as provided in the CARES Act and a discrete income tax benefit of $697 related to finalization of federal and state tax filings during the quarter ended November 30, 2020, and the reversal of uncertain tax provision liabilities as a result of the lapse of the applicable statute of limitations, offset with a discrete tax provision of $31 related to the accrual of interest for unrecognized tax benefits.

The effective tax rates for the nine months ended November 30, 2021 and 2020 were an income tax benefit of 1.3% on pre-tax loss of $28,941 and an income tax provision of 31.1% on pre-tax income of $21,614, respectively. The effective tax rate for the nine months ended November 30, 2021 differs from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and an increase in valuation allowance as the Company recorded a limited tax benefit with respect to the Arbitration Settlement as it could not conclude that all of its US deferred tax assets were realizable on a more-likely-than-not basis. The effective tax rate for the nine months ended November 30, 2020 differed from the statutory rate of 21% primarily due to the anticipated reversal of a portion of the U.S. valuation allowance based on projected current year earnings, immediate U.S. taxation of foreign earnings, non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, and income taxed in foreign jurisdictions at varying tax rates.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not financial measures recognized by GAAP. EBITDA represents net (loss) income attributable to VOXX International Corporation, computed in accordance with GAAP, before interest expense and bank charges, taxes, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for stock-based compensation expense, acquisition costs, certain non-routine legal and professional fees, settlements, and life insurance proceeds. Depreciation, amortization, and stock-based compensation are non-cash items.

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

Reconciliation of GAAP Net Income Attributable to VOXX International Corporation to EBITDA and Adjusted EBITDA

	Three months ended November 30,		Nine months ended November 30,
	2021	2020	2021	2020
Net (loss) income attributable to VOXX International Corporation	$(28,121)	$18,251	$(25,094)	$17,319
Adjustments:
Interest expense and bank charges (1)	565	325	1,357	1,853
Depreciation and amortization (1)	3,378	2,904	8,891	8,128
Income tax (benefit) expense	(641)	2,334	(374)	6,724
EBITDA	(24,819)	23,814	(15,220)	34,024
Stock-based compensation	221	768	694	1,454
Investment gain	—	(42)	—	(42)
Acquisition costs	287	24	3,279	270
Professional fees related to distribution agreement with GalvanEyes LLC	—	—	325	—
Non-routine legal fees	235	—	1,469	—
Interim arbitration award	39,444	—	39,444	—
Life insurance proceeds	—	—	—	(420)
Adjusted EBITDA	$15,368	$24,564	$29,991	$35,286

(1)

For purposes of calculating Adjusted EBITDA for the Company, interest expense and bank charges, as well as depreciation and amortization, have been adjusted in order to exclude the non-controlling interest portion of these expenses attributable to EyeLock LLC.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of November 30, 2021, we had working capital of $124,172 which includes cash and cash equivalents of $21,162, compared with working capital of $172,543 at February 28, 2021, which included cash and cash equivalents of $59,404. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations, when applicable, and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions, or to further pay down our debt. As of November 30, 2021, we had cash amounts totaling $1,077 held in foreign bank accounts, none of which would be subject to United States federal income taxes if made available for use in the United States. The Tax Cuts and Jobs Act provides a 100% participation exemption on dividends received from foreign corporations after January 1, 2018, as the United States has moved away from a worldwide tax system and closer to a territorial system for earnings of foreign corporations.

Operating activities used cash of $10,008 for the nine months ended November 30, 2021 due to factors including the increase in inventory and accounts receivable, as well as due to losses incurred by EyeLock LLC. This was offset primarily by the increase in accounts payable, accrued expenses, and accrued sales incentives. For the nine months ended November 30, 2020, operating activities used cash of $2,628 due to factors including the increases in both accounts receivable and inventory, as well as losses incurred by EyeLock LLC. This was offset primarily by increases in accounts payable, accrued expenses, and accrued sales incentives.

Investing activities used cash of $33,452 during the nine months ended November 30, 2021 primarily due the acquisition of the home audio/video business of Onkyo Home Entertainment Corporation, as well as capital expenditures. For the nine months ended November 30, 2020, investing activities used cash of $14,510 primarily due to the acquisition of the Directed business, as well as capital expenditures.

Financing activities provided cash of $5,160 during the nine months ended November 30, 2021 due to proceeds received from the issuance of shares and long-term debt to the non-controlling interest of the Company’s Onkyo joint venture, as well as borrowings under the Company’s Euro asset-based loan in Germany. This was offset by the purchase of treasury shares, the payment of withholding taxes on the net issuance of a stock award, the payment of deferred finance fees related to the amendment of the Credit Facility, as well as repayments of finance leases and the Florida mortgage. During the nine months ended November 30, 2020, financing activities used cash of $1,680 primarily due to the repayment of the Company’s precautionary borrowing of $20,000 from the Credit Facility, the repayment of the Magnat subsidiary’s Euro asset-based loan balance upon its expiration, repayments of finance leases, and the payment of deferred finance fees related to the amendment of the Credit Facility, offset by the precautionary borrowing of $20,000 made in April 2020.

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

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $140,000. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 16(b)). The availability under the revolving credit line of the Credit Facility was $128,517 as of November 30, 2021.

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

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity.  At November 30, 2021, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period
Contractual Cash Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Finance lease obligation (1)	$386	$269	$117	$—	$—
Operating leases (1)	4,102	1,029	1,312	691	1,070
Total contractual cash obligations	$4,488	$1,298	$1,429	$691	$1,070
Other Commitments
Bank obligations (2)	$1,591	$1,591	$—	$—	$—
Stand-by and commercial letters of credit (3)	50	50	—	—	—
Other (4)	11,534	500	1,000	1,000	9,034
Pension obligation (5)	498	—	—	—	498
Unconditional purchase obligations (6)	228,807	228,807	—	—	—
Total other commitments	242,480	230,948	1,000	1,000	9,532
Total commitments	$246,968	$232,246	$2,429	$1,691	$10,602

1.

Represents total principal payments due under operating and finance lease obligations. Total current balances (included in other current liabilities) due under finance and operating lease obligations are $269 and $1,029, respectively, at November 30, 2021. Total long-term balances due under finance and operating leases are $117 and $3,073, respectively, at November 30, 2021.

2.	Represents amounts outstanding under the Company’s Credit Facility and the VOXX Germany asset-based lending facility at November 30, 2021.
3.	We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.
4.	This amount represents the outstanding balances of the mortgage for our manufacturing facility in Florida and the shareholder loan payable to Sharp.
5.	Represents the liability for an employer defined benefit pension plan covering certain eligible current and former employees of Voxx Germany.
6.

Open purchase obligations represent inventory commitments. These obligations are not recorded in the consolidated financial statements until commitments are fulfilled given that such obligations are subject to change based on negotiations with manufacturers.

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and possible future public or private debt and/or equity offerings.  At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, credit arrangements, and access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures for the next twelve months, including the intercompany loan funding we provide to our majority owned subsidiary, EyeLock LLC, and our accrual related to an unfavorable interim arbitration award recorded in November 30, 2021 for which a schedule for the issuance of a final award has not yet been established. In the event they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity and/or debt financings, as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable when required.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Voxx conducts business in various non-U.S. countries, including Germany, Canada, Mexico, China, Denmark, the Netherlands, France, and Australia and thus is exposed to market risk for changes in foreign currency exchange rates. As a result, we have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the U.S., which can adversely impact our net income and cash flows. For the three and nine months ended November 30, 2021, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $3,900 and $9,300, respectively, and in net income of approximately $270 and $630, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade, and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations, and U.S. dollar denominated purchases in its foreign subsidiaries. The Company enters forward contracts to hedge certain Euro-related transactions. The Company minimizes the risk of nonperformance on the forward contracts by transacting with major financial institutions. For the three and nine months ended November 30, 2021, unrealized losses recorded in Other comprehensive income (loss) associated with these contracts were $89 and $233, respectively. A hypothetical 10% adverse change in the fair value of our forward exchange contracts would result in a negative impact of $11 on the fair value of these forward exchange contracts at November 30, 2021.

We are also subject to risk from changes in foreign currency exchange rates from the translation of financial statements of our foreign subsidiaries and for long-term intercompany loans with the foreign subsidiaries. These changes result in cumulative translation adjustments, which are included in Accumulated other comprehensive (loss) income. At November 30, 2021, we had translation exposure to various foreign currencies with the most significant being the Euro. A hypothetical 10% adverse change in the foreign currency exchange rates would result in a negative impact of $22 on Other comprehensive income (loss) for the nine months ended November 30, 2021.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela did not have sales for the three and nine months ended November 30, 2021 and there were minimal cash related assets invested in Venezuela as of November 30, 2021 that would be subject to government foreign exchange controls. The Company has certain long-lived assets in Venezuela, which are held for investment purposes and had no value as of November 30, 2021.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and investment grade corporate and U.S. government securities. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed. In connection with the Florida Mortgage, we have debt outstanding in the amount of $6,739 at November 30, 2021. Interest on this mortgage is charged at 70% of 1-month LIBOR plus 1.54%. The Company currently has one interest rate swap for the Florida Mortgage with a notional amount of $6,739 at November 30, 2021. This swap locks the interest rate at 3.48% (inclusive of credit spread) on the Florida Mortgage through the mortgage end date of March 2026. The Company also has a Euro asset-based lending facility in Germany with a variable rate, which did not have an outstanding balance at November 30, 2021 (see Note 16).

As of November 30, 2021, the total net fair value of the interest rate swap recorded in other liabilities on our Consolidated Balance Sheet is $305, which represents the amount that would be paid upon unwinding the interest rate swap agreement based on market conditions on that date. Changes in the fair value of this interest rate swap agreement is reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated other comprehensive (loss) income.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of November 30, 2021 to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the nine months ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our Board of Directors to repurchase shares of the Company's Class A Common Stock. During the nine months ended November 30, 2021, the Company purchased 113,000 shares for an aggregate cost of $1,220 as follows:

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

101

The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended November 30, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii), the Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Consolidated Statements of Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

January 10, 2022

By:	/s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By:	/s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer