Form 10-K
period 2022-02-28
VOXX International Corp
filed 2022-05-16
CIK 807707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2022

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

Yes   ☐       No   ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was $148,099,490 (based upon closing price on the Nasdaq Stock Market on August 31, 2021).

The number of shares outstanding of each of the registrant's classes of common stock, as of May 12, 2022 was:

Class	Outstanding

Class A common stock $.01 par value	21,675,966
Class B common stock $.01 par value	2,260,954

DOCUMENTS INCORPORATED BY REFERENCE

Part III -  (Items 10, 11, 12, 13 and 14) Proxy Statement for Annual Meeting of Stockholders to be filed on or before June 7, 2022.

VOXX INTERNATIONAL CORPORATION

Index to Form 10-K

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, and the information incorporated by reference contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  We intend those forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, and the outcome of any contingencies are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates, projections about our industry and our business, and the impact of the novel coronavirus (“COVID-19”) pandemic on our results of operations. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "should," "would," or variations of those words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated in or implied by any forward-looking statements. Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, matters listed in Item 1A under "Risk Factors" of this Form 10-K.  Many of the foregoing risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result thereof. The Company assumes no obligation and does not intend to update these forward-looking statements.

NOTE REGARDING DOLLAR AMOUNTS AND FISCAL YEAR

In this Annual Report, all dollar amounts are expressed in thousands, except for share prices and per-share amounts. Unless specifically indicated otherwise, all amounts and percentages in our Form 10-K are exclusive of discontinued operations.

The Company’s fiscal year ends on the last day of February.

COVID-19 PANDEMIC

The consolidated financial statements contained in this Annual Report, as well as the description of our business contained herein, unless otherwise indicated, principally reflect the status of our business and the results of our operations as of and for the year ended February 28, 2022. While COVID-19 did not have a significant adverse impact on demand for our products for the year ended February 28, 2022, we did experience pandemic-related pressures in the global supply network that caused logistical issues, including higher freight costs, supplier product delays, and inflation with respect to materials and labor costs, which impacted our results for the year ended February 28, 2022. As countries around the world continue to combat COVID-19, and as government-imposed regulations regarding, among other things, COVID-19 testing, travel restrictions, and vaccine mandates change, there is still a risk that the pandemic may impact the overall demand environment, as well as our ability to source product and materials to meet demand levels and maintain adequate inventory levels, as well as maintain staffing levels at our own facilities in order to fulfill our customer orders and contractual obligations. We will continue to closely monitor updates regarding the spread of COVID-19 and its variants, the distribution of vaccines, and any applicable local, state, and federal government-imposed restrictions, and we will adjust our operations accordingly. In light of the foregoing, we may take actions to alter our business operations or such actions that we determine are in the best interest of our employees, customers, suppliers, and shareholders. In reading this report on Form 10-K, consider the additional uncertainties caused by COVID-19.

Item 1-Business

VOXX International Corporation ("Voxx," "We," "Our," "Us," or the "Company") is a leading international manufacturer and distributor in the Automotive Electronics, Consumer Electronics, and Biometrics industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image, and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through nineteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., VOXX German Holdings GmbH ("Voxx Germany"), Audiovox Canada Limited, Voxx Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Premium Audio

Company LLC ("PAC," which includes Klipsch Group, Inc. and 11 Trading Company LLC), Omega Research and Development LLC ("Omega"), Voxx Automotive Corp., Audiovox Websales LLC, VSM-Rostra LLC (“VSM”), VOXX DEI LLC, and VOXX DEI Canada LLC (collectively, with VOXX DEI LLC, “DEI”), as well as majority owned subsidiaries, EyeLock LLC ("EyeLock") and Onkyo Technology KK (“Onkyo”). We market our products under the Audiovox® brand name and other brand names and licensed brands, such as 808®, Acoustic Research®, Advent®, Avital®, Car Link®, Chapman®, Clifford®, Code-Alarm®, Crimestopper™, Directed®, Discwasher®, Energy®, Heco®, Integra®, Invision®, Jamo®, Klipsch®, Mac Audio™, Magnat®, Mirage®, myris®, Oehlbach®, Omega®, Onkyo®, Pioneer®, Prestige®, Project Nursery®, Python®, RCA®, RCA Accessories, Rosen®, Rostra®, Schwaiger®, Smart Start®, Terk®, Vehicle Safety Automotive, Viper®, and Voxx Automotive as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products.

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

The Company classifies its operations in the following three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. The Automotive Electronics segment designs, manufactures, distributes, and markets rear-seat entertainment devices, automotive security products and devices, remote start systems, mobile multimedia devices, car-link smartphone telematics applications, driver distraction products, collision avoidance systems, location-based services, turn signal switches, automotive lighting products, obstacle sensing systems, cruise control systems, camera systems, USB ports, heated seats, and satellite radio products. The Consumer Electronics segment designs, manufactures, distributes and markets home theater systems, high-end loudspeakers, outdoor speakers, business music systems, cinema speakers, flat panel speakers, wireless and Bluetooth speakers, soundbars, wired and wireless headphones and earbuds, receivers, DLNA (Digital Living Network Alliance) compatible devices, remote controls, karaoke products, personal sound amplifiers, infant and nursery products, as well as A/V connectivity, portable/home charging, reception and digital consumer products. The Biometrics segment designs, markets and distributes iris identification and biometric security related products. See Note 13 to the Company's Consolidated Financial Statements for segment and geographic area information.

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

The Company is monitoring the impacts COVID-19 has had, and continues to have, on its global supply chain, including the global chip shortage, and disruptions of product deliveries. The Company sources the majority of its merchandise outside the U.S. through arrangements with vendors primarily located in several Pacific Rim countries. The Company has been collaborating with its vendors to mitigate significant delays in delivery of product, as certain factories and ports have been required to close or limit capacity for periods of time during the pandemic due either to COVID-19 infection, or supply chain shortages.

The Company entered this period of uncertainty with a healthy liquidity position and took immediate, aggressive, and prudent actions, including reevaluating all expenditures, to enhance the Company’s ability to meet the Company’s short-term liquidity needs in order to best position its business for its key stakeholders, including the Company’s employees, customers, and shareholders. The Company has utilized all of its supply chain financing arrangements to factor its accounts receivable balances, as necessary, which it had previously scaled back prior to the pandemic. The Company also renewed its credit facility with Wells Fargo in April 2021, and continues to partner with its vendors, landlords, and lenders to preserve liquidity and mitigate risk and has worked with its service providers to further reduce costs by negotiating lower rates. In addition, the Company has been actively monitoring and assessing the rapidly changing government policies and economic stimulus responses to COVID-19.

The Company has seen reductions in sales of certain products as a result of the effects of COVID-19. These reductions in revenue were not consistently offset by proportional decreases in expense, as the Company continues to incur overhead costs including depreciation expense, and certain other costs such as compensation and administrative expenses, resulting in a negative effect on the relationship between the Company’s costs and revenues.

In addition, the Company could still experience other material impacts as a result of COVID-19, including, but not limited to, charges from potential adjustments of the carrying value of inventory, additional asset impairment charges, and deferred tax valuation allowances.

Though the current circumstances are dynamic and the impacts of COVD-19 on the Company’s business operations, including the duration and impact on overall customer demand, cannot be reasonably estimated at this time, the Company anticipates COVID-19 may continue to have an impact on its business, results of operations, financial condition, and cash flows in Fiscal 2023.

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

Our most recent acquisition and disposition transactions are discussed below:

On September 8, 2021, PAC acquired the home audio/video business of Onkyo Home Entertainment Corporation (“OHEC”) with its partner, Sharp Corporation (“Sharp”), through a newly formed joint venture, Onkyo Technology KK (“Onkyo”) via an asset purchase agreement. The acquired assets included intangible assets. PAC owns 77.2% of the joint venture and has 85.1% voting interest and Sharp owns approximately 22.8% of the joint venture and has 14.9% voting interest. The total transaction consideration was $37,184, which included cash paid, assignment of notes and interest receivable, and the fair value of contingent consideration. The purpose of this acquisition was to expand the Company’s market share and product offerings within the premium audio industry. Details of the tangible and intangible assets acquired are outlined in Note 2 "Business Acquisitions" of the Notes to the Consolidated Financial Statements.

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

Continue to maintain diversified, blue chip customer base. Voxx distributes products through a wide range of specialty and mass merchandise channels and has arrangements as a tier-1 and tier-2 auto OEM supplier. OEM products account for 10% of total net sales.

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

Grow our international presence.  We have an international presence through our local subsidiaries in Europe, as well as operations in Canada, Australia, and China.  We also continue to export from our domestic operations in the United States. Our strategy remains to diversify our geographic exposure, while expanding our product offerings and distribution touch points across the world.

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

Maintain disciplined acquisition criteria. Virtually all of our acquisitions have been made to strengthen our product offerings, customer reach, and growth potential across our operating business segments. Our strategy remains to acquire complimentary businesses, products and/or assets in our Automotive Electronic, Consumer Electronic, and Biometric operating segments. Additionally, acquisitions should have a gross margin structure equal to or higher than our consolidated gross margins, and we will continue to look for acquisitions where we can leverage our corporate overhead and resources. Furthermore, it is important that management remains with Voxx as part of the acquisition, as their legacy expertise and knowledge of both the inner workings of their respective companies and the end-markets they serve are paramount to successfully running operations and achieving growth. We also pursue acquisitions that will be accretive for the Company and its shareholders in the first year such acquisitions are made.

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

Products

The Company currently reports sales data for the following three operating segments:

Automotive Electronic products include:

▪	mobile multi-media infotainment products, including overhead, seat-back, and headrest systems,
▪	automotive security, vehicle access, and remote start systems,
▪	satellite radios, including plug and play models and direct connect models,
▪	smart phone telematics applications,
▪	mobile interface modules,
▪	automotive power accessories,
▪	rear observation and collision avoidance systems,
▪	driver distraction products,
▪	power lift gates,
▪	turn signal switches,
▪	automotive lighting products,
▪	automotive sensing and camera systems,
▪	USB ports,
▪	cruise control systems, and
▪	heated seats.

Consumer Electronic products include:

▪	premium loudspeakers,
▪	architectural speakers,
▪	commercial speakers,
▪	outdoor speakers,
▪	wireless and Bluetooth speakers,
▪	receivers,
▪	home theater systems,
▪	business music systems,
▪	streaming music systems,
▪	on-ear and in-ear headphones,
▪	wired and wireless headphones and ear buds,
▪	Bluetooth headphones and ear buds,
▪	soundbars,
▪	DLNA (Digital Living Network Alliance) compatible devices,
▪	High-Definition Television ("HDTV") antennas,
▪	Wireless Fidelity ("WiFi") antennas,
▪	High-Definition Multimedia Interface ("HDMI") accessories,
▪	karaoke products,
▪	infant/nursery products,
▪	home electronic accessories such as cabling, power cords, and other connectivity products,
▪	performance enhancing electronics,
▪	TV universal remotes,
▪	flat panel TV mounting systems,
▪	power supply systems and charging products,
▪	electronic equipment cleaning products,
▪	personal sound amplifiers,
▪	set-top boxes, and
▪	home and portable stereos.

Biometric products include:

▪	iris identification products, and
▪	biometric security related products.

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

Within the industry our Biometrics segment operates in, technology is developing rapidly. The COVID-19 pandemic has caused a greater interest for safe and touchless biometric systems. Widely used face readers are now being rendered ineffective by the use of facemasks and other protective facial gear, and fingerprint and palm reader secure access devices are now seen as infectious public surfaces. Iris biometric algorithms read the unique texture in the colored part of the eye, creating a unique identification for access, similar to that of a fingerprint or the geometric pattern of a face. This iris-based key, however, has the benefit of not only being touchless, but is also not hindered by the obstacles encountered by face recognition devices, such as facemasks or other devices that hide facial features. Iris biometrics can operate successfully without touching or mask removal, even through protective gear such as hazmat suits, if a person’s eyes are visible.

Net sales by segment, gross profit and total assets are as follows (Refer to Item 7 and Note 13 to the Notes to the Consolidated Financial Statements for additional information):

	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Automotive Electronics	$200,594	$163,903	$114,154
Consumer Electronics	433,925	398,263	279,675
Biometrics	882	836	461
Corporate/Eliminations	519	603	599
Total net sales	$635,920	$563,605	$394,889

Gross profit	$169,478	$158,547	$109,776
Gross margin percentage	26.7%	28.1%	27.8%

Total assets	$586,357	$550,818	$441,571

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

License and royalty programs offered to our manufacturers, customers and other electronic suppliers are structured using a fixed amount per unit or a percentage of net sales, depending on the terms of the agreement. Current license and royalty agreements have duration periods which range from 1 to 17 years or continue in perpetuity. Certain agreements may be renewed at termination of the agreement. The Company's license and royalty income is recorded upon sale and amounted to $1,716, $1,285 and $1,224 for the years ended February 28, 2022, February 28, 2021 and February 29, 2020, respectively.

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

Our business is diversified within our segments across end-markets, customers, and products. We sell our automotive electronic products to both OEM and aftermarket customers. We sell our products under OEM arrangements with domestic and/or international subsidiaries of automobile manufacturers such as Ford, Stellantis, General Motors, Toyota, Kia, Mazda, Subaru, Nissan, Mack Truck, Polaris, Bendix Commercial, Daimler Trucks North America, Textron Finance Shared Service, Wesco Distribution, ZF North America Autocar, Dieter’s Metal Fabricating, Grote Industries, International Truck (PDC), P.A.I. Products and Ryco Motorsport. These arrangements require a close partnership with the customer as we develop products to meet specific requirements.  OEM products accounted for approximately 10% of net sales for the year ended February 28, 2022, 8% for the year ended February 28, 2021, and 13% for the year ended February 29, 2020. Our consumer electronic and biometric products are sold through both retail and commercial channels.

Our five largest customers represented 21% of net sales for the year ended February 28, 2022, 30% for the year ended February 28, 2021, and 24% for the year ended February 29, 2020. No one customer accounted for more than 10% of the Company's net sales for the years ended February 28, 2022 or February 29, 2020. One customer in the Company’s Consumer Electronics segment accounted for 12% of the Company’s consolidated net sales during the year ended February 28, 2021. Geographically, approximately 79.6% of our revenues were derived from our domestic operations within the United States, while approximately 15.3% was derived from our operations in Europe, and less than 5.1% was derived from other regions.

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

Competition

The electronics industry is highly competitive across all product categories, and we compete with a number of well-established companies that manufacture and sell similar products. Brand name, design, advancement of technology and features, as well as price, are the major competitive factors within the electronics industry.  Our Automotive Electronic products compete against factory-supplied products, including those provided by, among others, General Motors, Ford, and Stallantis and large Tier 1's, such as Denso, Panasonic, LG, Continental, Lear, and Bosch. Our Consumer Electronic products compete against major companies such as Polk, Definitive, Bose, Sonos, Sonance, Bowers and Wilkins, Sony, Phillips, Emerson Radio, GE, Belkin, and Private Label Brands. Competitors for our Biometrics products include companies such as IRIS ID, 3M, Suprema, Iritech, Inc., IrisGuard, Crossmatch, NEC, Gemalto, Vision-Box, IDEMIA, BioID, GoVerifyID, BioConnect, and Princeton Identity.

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

Human Capital

VOXX International Corporation believes the Company’s greatest asset is its employees. The Company’s emphasis on the health and safety of its employees is an important factor in maintaining its experienced workforce and attracting new talent. As of February 28, 2022, the Company employed 1,082 people, of which 692 were U.S. based and 390 were internationally based. 44 of our U.S. based employees were covered under collective bargaining agreements.  We consider our relations with employees to be good as of February 28, 2022.

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

Early in the COVID-19 pandemic, certain of the Company’s customers delayed or cancelled orders due to both uncertainty in the economy and health concerns. During this time, the Company attempted to keep as many of its employees working as possible by shifting work responsibilities when possible; however, due to the impacts of the pandemic, approximately 20% of our employees worldwide were furloughed in April 2020. The Company also worked closely to accommodate employees’ requests to use the Families First Coronavirus Relief Act and the Family Medical Leave Act. As of February 28, 2022, none of our employees remain on furlough.

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

The global spread of COVID-19 has created significant macroeconomic uncertainty, volatility, and disruption. In response, many governments have implemented policies intended to stop or slow the further spread of the disease and its variants, such as lockdowns, shelter-in-place, or restricted movement guidelines, and these measures may remain in place for an extended period of time. These policies have resulted in lower consumer and commercial activity across many markets in many geographic areas. Further, a global economic downturn, including increased unemployment, that may result from lower consumer and commercial activity may decrease demand for our products.

The COVID-19 pandemic has adversely impacted the global supply chain, resulting in a global chip shortage, as well as other restrictions and limitations on related activities that have caused significant disruption and delay. These disruptions and delays have strained both domestic and international supply chains, which have affected and could continue to adversely affect the flow or availability of certain products. As a result, the Company has experienced and could continue to experience disruptions and higher costs in supply chain, logistical operations, and manufacturing, as well as shortages of certain products in our distribution channels.

The spread of COVID-19 has also caused us to modify our business practices (including limiting employee travel, and cancellation of physical participation in meetings and events), and we may continue to take actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners.  There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

The extent to which the COVID-19 outbreak impacts our business, financial condition, results of operation or cash flows will depend on continuously evolving factors and future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the ultimate duration and scope of the pandemic; the severity of the virus, including the emergence of new variants, some of which may be more transmissible than the initial strain, the impact of the COVID-19 vaccines, including their effectiveness against the virus and the evolving strains; the actions taken by governments to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.  Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession, economic downturn, or increased unemployment that has occurred or may occur in the future. One or more of our customers, distribution partners, service providers or suppliers may also experience financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in their business due to the COVID-19 outbreak, and as a result, our operating revenues may be impacted. The Company could also experience other material impacts, including, but not limited to, charges from potential adjustments to the carrying value of inventory, asset impairment charges, and deferred tax valuation charges.

There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19 and a global pandemic, and, as a result, the ultimate impact of this outbreak, or a similar health epidemic, is highly uncertain and subject to change, and may have a material adverse effect on our business, financial condition, results of operations, and cash flows.

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

A severe or prolonged economic downturn could adversely affect our customers’ financial conditions, their levels of business activity, and their ability to pay trade obligations.

The Company sells its products primarily to OEM’s, retailers, and to domestic and foreign distributors. The Company generally requires no collateral from its customers or cash payments in advance and credit is generally granted on a short-term basis. However, a severe or prolonged downturn in the general economy could adversely affect the retail market, which in turn would adversely impact the liquidity and cash flows of the Company’s customers, including the ability of such customers to obtain credit to finance purchases of the Company’s products and to pay their trade obligations. This could result in increased delinquent or uncollectible accounts for some of the Company’s customers. A failure by the Company’s customers to pay a significant portion of outstanding accounts receivable balances on a timely basis would adversely impact the Company’s business, sales, financial condition, and results of operations. We provide estimates for uncollectible accounts based primarily on our judgment using historical losses, current economic conditions, and individual evaluations of each customer as evidence supporting the collectability of the receivables’ valuations stated on our financial statements. However, our receivables valuation estimates may not be accurate and receivables due from customers reflected in our financial statements may not be collectible.

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

We import most of our products from suppliers in the Pacific Rim. Countries in the Pacific Rim have, in the past, experienced significant social, political, geographic, and economic upheaval. Due to the large concentrations of our purchases in Pacific Rim countries, particularly China, Hong Kong, South Korea, Vietnam, Malaysia, and Taiwan, any adverse changes in the social, political, regulatory, or economic conditions in these countries may materially increase the cost of the products that we buy from our foreign suppliers or delay shipments of products, which could have a material adverse effect on our business. In addition, our dependence on foreign suppliers forces us to order products further in advance than we would if our products were manufactured domestically. This increases the risk that our products will become obsolete or face selling price reductions before we can sell our inventory.

Our business, and that of our suppliers in these countries and elsewhere, are subject to the impact of natural catastrophic events such as earthquakes, floods or power outages, political crises such as terrorism or war, and public health crises, such as disease outbreaks, epidemics, or pandemics in the U.S. and global economies. Currently, the spread of COVID-19 globally has resulted in travel restrictions and disruption and shutdown of businesses. Our business relies on raw materials, components, and finished goods provided by our suppliers. If additional quarantining measures cause delays along our supply chain, we will likely experience a slow-down in our business as a result. Additionally, in February 2022, Russia launched a large-scale military attack on Ukraine. The invasion significantly amplified already existing geopolitical tensions among Russia, Ukraine, Europe, NATO and the West, including the United States. It is not possible to predict the full extent of the broader consequences of Russia’s invasion of Ukraine, which could include sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy and capital markets resulting from such conflict.

Changes in U.S. or foreign government administrative policies, including changes to existing trade agreements, could have a material adverse effect on us.

As a result of changes to U.S. or foreign government administrative policy, there may be changes to existing trade agreements, such as the United States - Mexico - Canada Agreement (“USMCA”) that became effective on July 1, 2020 and replaced the North American Free Trade Agreement ("NAFTA"). Compared to the previous NAFTA trade agreement, USMCA increases environmental and labor regulations and will create incentives for more U.S. production of cars and trucks and impose a quota for Canadian and Mexico automotive production. Although we have determined that there have been no current immediate effects on our operations with respect to USMCA, we cannot predict future developments in the political climate involving the United States, Mexico, and Canada and thus these may have an adverse and material impact on our operations and financial growth.

In addition, tariffs and potential future increases in tariffs on goods we import from China could adversely affect our business. Since 2018, the U.S. has imposed tariffs on certain foreign goods imported from China and certain other countries and has levied sanctions and export controls on China and certain other countries. Such actions have, in many cases, led to retaliatory trade measures by China and other foreign governments. It is unclear as to whether or not the U.S. government will take further tariff action or grant relief to actions already put in place. Inability to pass through price increases related to these tariffs could have an adverse effect on our results of operations and cash flows. Similarly, increases in pricing may have an adverse impact on the competitiveness of the Company’s products relative to other manufacturers with less exposure to the tariff and could also lead to adverse impacts on our results of operations and cash flows.

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

The electronics industry is characterized by a number of key customers. Specifically, 21% of our sales were to five customers in Fiscal 2022, 30% in Fiscal 2021, and 24% in Fiscal 2020. The loss of one or more of these customers could have a material adverse impact on our business.

The international marketing and distribution of our products subjects us to risks associated with international operations, including exposure to foreign currency fluctuations.

As part of our business strategy, we intend to continue to increase our sales, including our international sales, although we cannot assure you that we will be able to do so. Approximately 20.4% of our net sales currently originate in markets outside the U.S. While geographic diversity helps to reduce the Company's exposure to risk in any one country or part of the world, it also means that we are subject to the full range of risks associated with international operations, including, but not limited to:

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

We have a subsidiary in Venezuela, whose operations have been suspended due to the economic and political climate in that country. We hold fixed assets at this subsidiary and have incurred impairments related to our long-lived assets in Venezuela in the past. The net book value of these assets was $0 as of February 28, 2022 and February 28, 2021. The Company intends to continue to hold these assets with the hope of recovering value from them in the future; however, if conditions continue to deteriorate, we may be at risk of government confiscation of these assets.

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

Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging market jurisdictions, high levels of non-performing loans on the balance sheets of European banks, the effect of the United Kingdom exiting the European Union in 2020, the potential effect of any other European country leaving the Eurozone, market volatility and loss of investor confidence driven by political events, and the global spread of COVID-19. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt, and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition, and results of operations could be significantly and adversely affected.

Furthermore, there is a rising threat of a Chinese financial crisis resulting from massive personal and corporate indebtedness and “trade wars.” The International Monetary Fund has warned that continuing trade tensions, including significant tariff increases between the United States and China could derail recovery from the impacts of COVID-19. We cannot assure you that the Chinese economy will not experience a significant contraction in the future.

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

The Company has, from time to time, provided funding to certain entities that it owns and controls, or does not own or control, in the form of collateralized loans. Should the borrowers default on the loans and should the collateral be insufficient to satisfy the total outstanding balance owed to Voxx, we may not be able to recover 100% of these loan balances. We had loans outstanding, including principal and interest of $79,489, from our majority owned subsidiary, EyeLock LLC, at February 28, 2022.

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

We and our business partners maintain significant amounts of data electronically in locations around the world. This data relates to all aspects of our business, including current and future products and initiatives under development, and contains confidential, proprietary, non-public, and personal customer, consumer, supplier, partner, and employee data, which we collect, process, transmit, and, where appropriate, retain as part of our normal operations. We maintain systems, protocols, and processes designed to protect this data. Despite the security measures we and our partners have in place, our facilities and systems, and those of our third-party service providers and partners, are vulnerable to security breaches, cyber-attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human error, or other similar events. Threat actors attempt to breach our security systems to gain access to our data and infrastructure through various techniques, including phishing, ransomware, and other targeted attacks. The risk of such attacks includes attempted breaches not only of our systems, but also those of our business partners, customers, clients, and suppliers. The techniques used to obtain unauthorized access are constantly changing, are becoming increasingly more sophisticated, and often are not recognized until after an exploitation of information has occurred. Therefore, we may be unable to anticipate these techniques or implement sufficient preventative measures, which may have a material adverse effect on our Company.

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

As of February 28, 2022, 44 of our full-time employees were covered by collective bargaining agreements. We cannot predict whether labor unions may be successful in organizing other portions of our workforce or what additional costs we could incur as a result.

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

The COVID-19 pandemic has caused us to modify our business practices. In response to mandates and/or recommendations from federal, state, and local authorities, as well as our concern for the health and safety of our employees, we temporarily closed or reduced operations in many of our locations, as well as implemented hybrid working arrangements in certain locations. With the continuing COVID-19-driven shift to remote working, and the use of virtual board and executive management meetings, cybersecurity risks are exponentially greater. Social distancing measures restricting the ability of our employees to work at our offices create an increased demand for information technology resources, and thus may increase the risk of phishing and other cybersecurity attacks as well as increase the risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our customers, employees, or business partners. Despite our cybersecurity measures, we may be more susceptible to security breaches and other security incidents because we have less capability to implement, monitor, and enforce our information security and data protection policies. Techniques or software used to gain unauthorized access, and/or disable, degrade, or harm our systems may be difficult to detect for prolonged periods of time, and we may be unable to anticipate these techniques or put in place protective or preventive measures. The damage or disruption of our systems, or the theft or compromise of our technology, data, or intellectual property, may negatively impact our business, financial condition and results of operations, reputation, stock price and long-term value. Any such event may also expose us to costly remediation, litigation, and regulatory investigations or actions by state and federal authorities as well as non-US authorities, interference with the Company's operations, and damage to the Company's reputation, which could adversely affect the Company's business.

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

Risks Related to the Ownership of our Common Stock

Our stock price could fluctuate significantly.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

•	operating results being below market expectations,
•	announcements of technological innovations or new products by us or our competitors,
•	loss of a major customer or supplier,
•	changes in, or our failure to meet, financial estimates by securities analysts,
•	industry developments,
•	economic and other external factors,
•	general downgrading of our industry sector by securities analysts,
•	acquisitions and dispositions, and
•	inventory write-downs.

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

Item 2-Properties

Our Corporate headquarters is located at 2351 J. Lawson Blvd. in Orlando, Florida, which is owned by the Company, and also serves as a manufacturing facility for its automotive electronic business. In addition, as of February 28, 2022, the Company leased a total of 19 operating facilities or offices located in 6 states as well as China, Canada, Mexico, France, Germany, Japan, and Hong Kong. The leases have been classified as operating leases.  Within the United States, the Company’s leased facilities are located in Georgia, New York, California, Ohio, North Carolina, and Texas. The Company also owns 8 of its operating facilities or offices (including its Corporate headquarters and automotive manufacturing facility in Florida), located in New York, Indiana, Michigan, and Arkansas in the United States, as well as in Germany and Venezuela. These facilities serve as offices, warehouses, manufacturing facilities and distribution centers. Additionally, we utilize public warehouse facilities located in Virginia, Nevada, Indiana, North Carolina, Florida, Mexico, China, the Netherlands, Germany, Australia, Japan, and Canada.

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

On November 29, 2021, the Arbitrator issued an interim award (the “Interim Award”) with Seaguard prevailing on its breach of contract claim. The Company’s affirmative defenses relating to those claims, however, were denied in their entirety. Seaguard was awarded damages in the amount of $39,444 against the Company. On March 3, 2022, the Arbitrator issued a Partial Final Award on Bifurcated Issue in the amount of $39,444, plus $798 for its attorneys’ fees and costs. On March 11, 2022, the Arbitrator fixed the schedule of the patent portion of the bifurcated arbitration, with a trial date set for October 16, 2023. The Company has put its suppliers on notice of its indemnification rights with respect to the alleged infringing products.

On March 14, 2022, Seaguard filed a Petition in the United States District Court, Central District of California, Western Division, to confirm the Partial Final Award. On April 25, 2022, the Company filed its opposition to Seaguard’s Petition to Confirm and a Counter-Petition to Vacate the Partial Final Award. A hearing on the Petition and Counter-Petition is presently scheduled for June 3, 2022.

At February 28, 2022, the Company has recorded a charge of $39,444 within Other (expense) income in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income. No accrual or reserve was included in the Company’s issued financial statements prior to the quarter ended November 30, 2021, based on an assessment that an award of damages in the arbitration proceeding would not be material and that the amount as determined by the Arbitrator’s award was not probable. The Company made its accrual determination in accordance with reports and evaluations from its damages expert, as well as from the guidance and opinion letters received from the Company’s trial attorneys.

Item 4-Mine Safety Disclosure

Not applicable.

PART II

Item 5-Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

The Class A Common Stock of Voxx is traded on the Nasdaq Stock Market under the symbol "VOXX." The following table sets forth the low and high sale price of our Class A Common Stock, based on the last daily sale in each of the last eight fiscal quarters:

Year ended February 28, 2022	High	Low
First Quarter	$24.21	$13.72
Second Quarter	16.52	9.71
Third Quarter	13.08	10.02
Fourth Quarter	13.01	9.58

Year ended February 28, 2021	High	Low
First Quarter	$5.77	$1.83
Second Quarter	7.14	4.87
Third Quarter	13.87	5.71
Fourth Quarter	27.18	11.79

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

Holders

There are 635 holders of record of our Class A Common Stock and 4 holders of Class B Convertible Common Stock.

Issuer Purchases of Equity Securities

In April 2019, the Company was authorized by the Board of Directors to increase the number of Class A Common Shares available for repurchase in connection with its share repurchase program (the “Program”) to 3,000,000. During the year ended February 28, 2022, the Company purchased 113,000 shares of its Class A Common Stock for an aggregate cost of $1,220. During the year ended February 29, 2020, the Company purchased 581,124 shares of its Class A Common Stock for an aggregate cost of $2,742. During the year ended February 28, 2021, the Company did not purchase any shares. As of February 28, 2022, the cumulative total of acquired shares (net of reissuances of 11,635) pursuant to the Program was 2,862,218, with a cumulative value of $25,138. The remaining authorized share repurchase balance is 2,305,876 at February 28, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
7/20/2021 - 7/31/21	113,000	$10.80	113,000	2,305,876
Total acquired shares	113,000

Performance Graph

The following table compares the annual percentage change in our cumulative total stockholder return on our Class A common stock during the period commencing on February 28, 2017 and ending on February 28, 2022 with the cumulative total return of the Nasdaq Stock Market (U.S.) Index and our SIC Code Index, during such period.

Item 6-Reserved

Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

This section should be read in conjunction with the "Cautionary Statements" and "Risk Factors" in Item 1A of Part I, and Item 8 of Part II, "Consolidated Financial Statements and Supplementary Data."

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of the business, including our strategy to give the reader a summary of the goals of our business and the direction in which our business is moving.  This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the year ended February 28, 2022 compared to the years ended February 28, 2021 and February 29, 2020. Next, we present EBITDA and Adjusted EBITDA for the year ended February 28, 2022 compared to the years ended February 28, 2021 and February 29, 2020 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheet and cash flows and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

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

In recent years, we have focused our attention on acquiring synergistic businesses with the addition of several new subsidiaries.  These subsidiaries have helped us to expand our core business and broaden our presence in the accessory and OEM markets. Our acquisition of a controlling interest in EyeLock Inc. and EyeLock Corporation allowed us to enter the growing and innovative biometrics market. The Company has also made strategic asset purchases in order to strengthen its product offerings and increase market share, such as the acquisition of certain assets and assumption of certain liabilities of Rosen Electronics LLC in Fiscal 2018, Vehicle Safety Holding Corp. in Fiscal 2020, Directed LLC and Directed Electronics Canada Inc. in Fiscal 2021, and Onkyo Home Entertainment Corporation in Fiscal 2022. Our intention is to continue to pursue business opportunities which will allow us to further expand our business model while leveraging overhead and exploring specialized niche markets in the electronics industry. Notwithstanding the above acquisitions, if the appropriate opportunity arises, the Company has been willing to explore the potential divestiture of a product line or business, such as with the sale of the Company's Hirschmann subsidiary in Fiscal 2018.

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

Although we believe our product groups have expanding market opportunities, there are certain levels of volatility related to domestic and international markets, new car sales, increased competition by manufacturers, private labels, technological advancements, customer acceptance, discretionary consumer spending and general economic conditions.  Also, all of our products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future.

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of COVID-19, which began spreading during the fourth quarter of our 2020 fiscal year. The pandemic has significantly impacted the economic conditions in the United States, as federal, state, and local governments have reacted to the public health crisis, creating significant uncertainties in the United States, as well as the global economy. In the interest of public health and safety, U.S. jurisdictions (national, state, and local) where our primary operations and those of many of our customers are located, required mandatory business closures and capacity limitations during Fiscal 2021, or other restrictions for those that were permitted to continue to operate. During Fiscal 2022, all of our operating locations were able to re-open, some of which were at a reduced in-office employee presence at certain times during the year in response to COVID-19 variant spread.

As a result of these events, the Company has experienced certain adverse impacts on its revenues, results of operations and cash flows during Fiscal 2022. The situation is still rapidly changing and additional impacts to the Company’s business may arise that we are not aware of currently. We cannot predict whether, when, or the manner in which the conditions surrounding COVID-19 will change, including the timing of the imposition or lifting of restrictions, closure requirements, or any other limitations. Due to the changing situation, the results of the first quarter ending May 31, 2022 and the full fiscal year ending February 28, 2023 could be impacted in ways we are not able to predict today, including, but not limited to, non-cash write-downs and impairments; foreign currency fluctuations; potential adjustments to the carrying value of inventory; and the delayed collections of, or inability to collect, accounts receivable. The Company continues to focus on cash flow and anticipates having sufficient resources to operate during Fiscal 2023.

Acquisitions and Dispositions

We have acquired and integrated several businesses, as well as divested certain businesses, the most recent of which are outlined in the Acquisitions section of Part I and presented in detail in Note 2 to the Notes to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates (see Note 1 to the Consolidated Financial Statements)

General

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions can be subjective and complex and may affect the reported amounts of assets and liabilities, revenues, and expenses reported in those financial statements. As a result, actual results could differ from such estimates and assumptions. During Fiscal 2022, there have been continuous changes to the global economic situation as a consequence of the COVID-19 pandemic. It is possible that this could cause changes to estimates as a result of the financial circumstances of the markets in which the Company operates, the price of the Company’s publicly traded equity in comparison to the Company’s carrying value, and the health of the global economy. Such changes to estimates could potentially result in impacts that would be material to the consolidated financial statements, particularly with respect to the fair value of the Company’s reporting units in relation to potential goodwill impairment and the fair value of long-lived assets in relation to potential impairment.

The significant accounting policies and estimates which we believe are the most critical in fully understanding and evaluating the reported consolidated financial results include the following:

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. We apply the FASB’s guidance on revenue recognition, which requires us to recognize the amount of revenue and consideration that we expect to receive in exchange for goods and services transferred to our customers. To do this, the Company applies the five-step model prescribed by the FASB, which requires us to: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy a performance obligation.

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

Business Combinations

We account for business combinations under the acquisition method of accounting. The purchase price of each business acquired is allocated to the tangible and intangible assets acquired and the liabilities assumed based on information regarding their respective fair values on the date of acquisition. Any excess of the purchase price over the fair value of the separately identifiable assets acquired and liabilities assumed is allocated to goodwill. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, and market multiples, among other items. We determine the fair values of intangible assets acquired generally in consultation with third-party valuation advisors. The valuation of assets acquired and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair values becomes available. We recognize any adjustments to provisional amounts that are identified during the period not to exceed twelve months from the acquisition date (the "measurement period") in which the adjustments are determined. Acquisition costs are expensed as incurred. The results of operations of businesses acquired are included in the consolidated financial statements from their dates of acquisition.

As part of the agreement to acquire certain subsidiaries, we may be obligated to pay contingent consideration should the acquired entity meet certain earnings or other contractually agreed upon objectives subsequent to the date of acquisition. As of the acquisition date, contingent consideration is recorded at fair value as determined through the use of an appropriate fair value model, depending on the nature of the arrangement. The models could involve the estimation of future subsidiary performance, probability of likelihood, projected cash flows, weighted average discount rates, and expected long-term growth rates. The fair value is measured subsequent to the acquisition date at least annually and any changes are recorded within cost and operating expenses within our consolidated statement of income until the contingent consideration is settled. Changes in either the growth rates, expected probabilities, related earnings, or the discount rate could result in a material change to the amount of the contingent consideration accrued.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and current credit worthiness, as determined by a review of current credit information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified.  While such credit losses have historically been within management's expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past. Our five largest customer balances comprise 24% of our accounts receivable balance as of February 28, 2022. A significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of accounts receivable and our results of operations.

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

Intangible Asset Impairments

As of February 28, 2022, intangible assets totaled $101,450. Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, the expected lives of indefinite-lived intangible assets may be shortened or an impairment recorded based upon a change in the expected use of the asset or performance of the related asset group. At the present time, management intends to continue the development, marketing and selling of products associated with its intangible assets, and there are no known restrictions on the continuation of their use.

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

Approximately 38.2% of our indefinite-lived trademarks ($24,079) are at risk of impairment as of February 28, 2022. When testing indefinite-lived assets for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform the quantitative impairment test; otherwise, no further analysis is required. Under the qualitative assessment, we consider various factors, including macroeconomic conditions, relevant industry and market trends, cost factors, overall financial performance, other entity-specific events, and events affecting the indefinite-lived asset that could indicate a potential change in the fair value of our indefinite-lived assets. We also consider the specific future outlook for the indefinite-lived asset. We may also elect not to perform the qualitative assessment and instead, proceed directly to the quantitative impairment test. The Company uses an income approach, based on the relief from royalty method, to value indefinite-lived trademarks as part of its quantitative impairment test. This impairment test involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. The critical assumptions in the discounted cash flow model include revenues, long-term growth rates, royalty rates, and discount rates. Management exercises judgment in developing these assumptions. Certain of these assumptions are based upon industry projections, facts specific to the trademarks and consideration of our long-term view for the trademark and the markets we operate in. If we were to experience sales declines, a significant change in operating margins which may impact estimated royalty rates, an increase in our discount rates, and/or a decrease in our projected long-term growth rates, there would be an increased risk of impairment of these indefinite-lived trademarks.

The cost of other intangible assets with definite lives and long-lived assets are amortized on an accelerated or straight-line basis over their respective lives.  Management has determined that the current lives of these assets are appropriate.

Long-lived assets and certain identifiable intangibles are reviewed for impairment in accordance with ASC 360 whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of the assets is measured by a comparison of the carrying value of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying value of these assets are not recoverable on an undiscounted basis, they are then compared to their estimated fair market value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets.

Voxx’s goodwill totaled $74,320 as of February 28, 2022. Goodwill is tested for impairment as of the last day of each fiscal year at the reporting unit level. When testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform the quantitative impairment test; otherwise, no further analysis is required. Under the qualitative assessment, we consider various qualitative factors, including macroeconomic conditions, relevant industry and market trends, cost factors, overall financial performance, other entity-specific events, and events affecting the reporting unit that could indicate a potential change in fair value of our reporting unit or the composition of its carrying values. We also consider the specific future outlook for the reporting unit. We also may elect not to perform the qualitative assessment and instead, proceed directly to the quantitative impairment test. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and estimation of the fair value of each reporting unit.  Based on the Company's goodwill impairment assessment, all the reporting units with goodwill had estimated fair values as of February 28, 2022 that exceeded their carrying values. As a result of the annual assessment, no impairment charges were recorded related to goodwill during Fiscal 2022, Fiscal 2021, or Fiscal 2020.

Goodwill allocated to our Klipsch, Invision, Rosen, VSM, DEI, and Onkyo reporting units was 62.6% ($46,533), 9.9% ($7,372), 1.2% ($880), 0.8% ($572), 2.2% ($1,600), and 23.4% ($17,363), respectively. The fair values of the Klipsch, Invision, DEI, and Onkyo reporting units are greater than their carrying values by approximately 53.4% ($26,126), 76.1% ($7,286), 54.7% ($12,022) and 45.7% ($3,228), respectively, as of February 28, 2022. The quantitative assessment utilizes either an income approach, a market approach, or a combination of these approaches to determine the fair value of its reporting units. These approaches have a degree of uncertainty. The income approach employs a discounted cash flow model to value the reporting unit as part of its impairment test. This impairment test involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. The critical assumptions in the discounted cash flow model are revenues, operating margins, working capital and a discount rate (developed using a weighted average cost of capital analysis). Management exercises judgment in developing these assumptions. Certain of these assumptions are based upon industry projections, facts specific to the reporting unit, market participant assumptions and data, and consideration of our long-term view for the reporting unit and the markets we operate in. The market approach employs market multiples from guideline public companies operating in our industry. Estimates of fair value are derived by applying multiples based on revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) adjusted for size and performance metrics relative to peer companies. If the Klipsch reporting unit were to experience sales declines, sustained pricing pressures, unfavorable operating margins, lack of new product acceptance by consumers, changes in consumer trends and preferred shopping channels, less than anticipated results for the holiday season, a change in the peer group or performance of the peer companies, an increase to the discount rate, and/or a decrease in our projected long-term growth rates used in the discounted cash flow model, there would be an increased risk of goodwill impairment for the Klipsch reporting unit. If the Invision reporting unit experienced an increase to the discount rate, a lack or delay in new product acceptance, cancellation, or reduction in projected volumes from OEM customers, or a change in projected long-term growth rates used in the discounted cash flow model, there would be an increased risk of goodwill impairment for the Invision reporting unit. If the Rosen, VSM, DEI, and Onkyo reporting units experienced an increase to the discount rate, sales declines, changes in consumer trends, or increases in cost factors, there would be an increased risk of goodwill impairment for the Rosen, VSM, and DEI reporting units.

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

Results of Operations

Included in Item 8 of this annual report on Form 10-K are the Consolidated Balance Sheets as of February 28, 2022 and February 28, 2021 and the Consolidated Statements of Operations and Comprehensive (Loss) Income, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for the years ended February 28, 2022, February 28, 2021 and February 29, 2020. In order to provide the reader meaningful comparisons, the following analysis provides comparisons of the audited year ended February 28, 2022 with the audited year ended February 28, 2021, and the audited year ended February 28, 2021 with the audited year ended February 29, 2020. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Year Ended February 28, 2022 Compared to the Years Ended February 28, 2021 and February 29, 2020

Continuing Operations

The tables presented in this section set forth, for the periods indicated, certain Statement of Operations data for the years ended February 28, 2022 ("Fiscal 2022"), February 28, 2021 ("Fiscal 2021") and February 29, 2020 ("Fiscal 2020").

Net Sales

	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Automotive Electronics	$200,594	$163,903	$114,154
Consumer Electronics	433,925	398,263	279,675
Biometrics	882	836	461
Corporate	519	603	599
Total net sales	$635,920	$563,605	$394,889

Fiscal 2022 compared to Fiscal 2021

Automotive Electronics sales, which include both OEM and aftermarket automotive electronics, represented 31.5% of the net sales for the year ended February 28, 2022, compared to 29.1% in the prior year and increased $36,691 for the year ended February 28, 2022 as compared to the prior year. The primary driver of the sales increase in this segment was sales of aftermarket security products related to the Company’s DEI subsidiary, established in connection with the Company’s acquisition in July 2020. These sales increased approximately $18,600 for the year ended February 28, 2022 to a total of approximately $66,700, as a result of twelve full months of sales included for Fiscal 2022 as compared to five months during the comparable Fiscal 2021 year. The Company’s OEM rear seat entertainment sales experienced a net increase of approximately $13,300 during the year ended February 28, 2022, primarily as a result of the start of new rear seat entertainment programs with Stellantis, Ford, and Nissan that were not present in the prior year. This was offset by a decline in sales for one of the Company’s rear-seat entertainment programs that ended during Fiscal 2022, as well as delays resulting from the global chip shortage. Sales of OEM automotive safety electronics also increased approximately $4,900 for the year ended February 28, 2022, as a result of rebounding sales following the COVID-19 shut-downs of automotive manufacturers. In addition, the Company’s aftermarket security products, which include aftermarket remote starts, and aftermarket rear seat entertainment products increased by approximately $1,300 and $1,100, respectively, for the year ended February 28, 2022, due to rebounding sales following the prior year COVID-19 shut-downs, as well as due to current year component shortages that caused some customers to purchase product earlier in order to avoid future stock outages. Finally, sales of aftermarket accessory products increased approximately $1,100 for the year ended February 28, 2022 due to the successful launch of new soundbars for club cars during the second quarter of the fiscal year. As an offset to these increases, the Company experienced a decrease in sales of satellite radio products during the year ended February 28, 2022 of approximately $2,200, as a result of inventory shortages, which have negatively affected the Company’s ability to fulfill orders. Sales of OEM security products also declined approximately $2,000 as a result of chip shortages and the end of one if the Company’s customer remote start programs. Finally, the Company experienced a decline in sales of aftermarket safety products of approximately $1,100 due primarily to low inventories of vehicles in which these products are generally installed.

Consumer Electronics sales represented 68.2% of net sales for the year ended February 28, 2022 as compared to 70.7% in the prior year and increased $35,662 for the year ended February 28, 2022 as compared to the year ended February 28, 2021. The Company’s 11TC subsidiary contributed to an increase in sales of approximately $45,700 for the year ended February 28, 2022 to a total of approximately $59,400. 11TC began selling Onkyo and Pioneer products through distribution agreements during the third quarter of Fiscal 2021 and during the third quarter of Fiscal 2022, the Company completed an acquisition of certain assets of the Onkyo Home Entertainment business with its joint venture partner, resulting in the establishment of the Company’s Onkyo subsidiary. Sales of Onkyo and Pioneer products under the distribution agreements were only present for three months during the prior year period. Within Europe, the Company experienced net increases in its premium audio product and accessories sales of approximately $3,800 as a result of improved online sales, improved export business sales, and better product mix, as well as due to the partial lifting of COVID-19 restrictions during the year ended February 28, 2022, although some restrictions were still noted to be in place during Fiscal 2022. This was offset by sales declines resulting from the absence of trade shows and the loss of certain customer connections due to remaining COVID-19 restrictions that have prevented in-person sales and meetings. The Company also experienced improvements of approximately $1,700 related to wireless accessory speakers during the year ended February 28, 2022, due to the rebound in sales following nationwide COVID-19 brick and mortar business closures and delayed customer orders during the year ended February 28, 2021. Offsetting these increases, the Company experienced declining sales of accessory products, which include hook-up and reception products, totaling approximately $9,600 during the year ended February 28, 2022, as several of these products saw an increase during the comparable prior year period due to the significant number of people working from home during the COVID-19 pandemic. During Fiscal 2022, sales of these products have returned to pre-COVID levels. Additionally, sales of premium wireless speaker products decreased approximately $4,900 during the year ended February 28, 2022 primarily as a result of chip shortages that have caused product backorders, vendor delays, and shipping container and vessel shortages, as well as due to large load in sales of speaker products at warehouse club channels during the year ended February 28, 2021 that did not repeat in the current year. Finally, sales of premium mobility products decreased approximately $2,100 due to many discounted, end of life products sold during Fiscal 2022 in comparison to the prior year when these products were newer to the market and selling at higher prices. New lines of mobility products have been delayed as a result of product, vendor, and shipping delays.

Biometrics represented 0.1% of our net sales for both of the years ended February 28, 2022 and February 28, 2021 and sales increased in the segment by $46 for the year ended February 28, 2022 as compared to the prior year. Sales for the year ended February 28, 2022 have increased due to product mix, including sales of the NIXT product, which the Company began selling during the second half of Fiscal 2021. The NIXT product can be optionally fitted with iTEMP, a product that can take an individual’s temperature before allowing iris access. During Fiscal 2022, the Company has also begun selling NIXT, iTemp, and NEXT products under the distribution agreement signed with GalvanEyes LLC in April 2021.

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

Gross Profit and Gross Margin Percentage

	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Automotive Electronics	$47,296	$39,296	$23,131
	23.6%	24.0%	20.3%
Consumer Electronics	121,511	118,866	86,588
	28.0%	29.8%	31.0%
Biometrics	185	(191)	(160)
	21.0%	-22.8%	-34.7%
Corporate	486	576	217
	$169,478	$158,547	$109,776
	26.7%	28.1%	27.8%

Fiscal 2022 compared to Fiscal 2021

Gross margins in the Automotive Electronics segment decreased 40 basis points for the year ended February 28, 2022. The increased cost of materials and shipping, as well as increases in tariffs included in cost of goods sold, have negatively affected margins during the year ended February 28, 2022 for such items as OEM rear seat entertainment, OEM and aftermarket automotive safety products, and aftermarket accessory products, which the Company has been actively working to mitigate through a combination of sales price adjustments and other sourcing strategies, as such supply chain issues are expected to continue into Fiscal 2023. Additionally, certain new OEM rear seat entertainment products that began selling during the year ended February 28, 2022, and that have positively contributed to sales during the year, have generated lower margins than are normally achieved in this segment. Offsetting these negative margin impacts, sales of aftermarket security products related to the Company’s DEI subsidiary, whose products have higher profit margins than those typically achieved by the segment, have contributed positively to margins during the year ended February 28, 2022. Sales from DEI were present in the prior year period for only five months, as it was established in July 2020, and therefore these sales increased significantly for the year ended February 28, 2022 as compared the prior year. The decrease in sales of satellite radio products for the year ended February 28, 2022, which typically generate lower margins for the Company, also contributed positively to margins overall.

Gross margins in the Consumer Electronics segment decreased 180 basis points for the year ended February 28, 2022 compared to the prior year. The primary driver of the decline during the year ended February 28, 2022 has been significant increases to container costs and surcharges affecting cost of sales for many of the products within the segment, which the Company is actively working to mitigate through pricing adjustments and other sourcing strategies, as such supply chain issues are expected to continue into Fiscal 2023. Offsetting these negative margin impacts, sales from the Company’s 11 Trading Company subsidiary positively impacted margins for the year, as these sales were present for only three months of the prior year comparable period and have therefore increased significantly for the year ended February 28, 2022. In addition, the Company saw declines in sales of certain of its premium speaker products sold through warehouse club channels during the year ended February 29, 2022. As these products have been sold at lower margins than those typically associated with the Company’s premium audio products, the decline in sales have contributed positively to the segment’s margins for the year ended February 28, 2022.

Gross margins in the Biometrics segment improved for the year ended February 28, 2022 compared to the prior year. During the year ended February 28, 2021, the Company reduced pricing on many products, which helped generate sales in the prior year, but resulted in lower margins for the segment. Additionally, the Company incurred more tooling and effective repair costs during the year ended February 28, 2021 as compared to the current year, as well as incurred inventory obsolescence charges for certain products, which contributed negatively to margins in the prior year.

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

Operating Expenses

	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Operating Expenses:
Selling	$50,507	$43,786	$39,319
General and administrative	75,955	69,798	68,873
Engineering and technical support	31,540	20,897	21,602
Acquisition costs	3,552	287	55
Intangible asset impairment charges	—	1,300	30,230
Total Operating Expenses	$161,554	$136,068	$160,079

Fiscal 2022 compared to Fiscal 2021

The Company experienced an overall increase in operating expenses of $25,486 for Fiscal 2022 as compared to Fiscal 2021.

For the year ended February 28, 2022, selling expenses increased $6,721. This increase was primarily attributable to higher salary expenses during the year ended February 28, 2022, as compared to the prior year. Salary and related payroll expenses increased approximately $4,000 due primarily to the additional headcount created by the September 2021 and July 2020 acquisitions resulting in the establishment of the Company’s Onkyo and DEI subsidiaries, respectively, as well as new hires related to the 11 Trading Company and Australia PAC subsidiaries established in the second quarter of Fiscal 2021 and first quarter of Fiscal 2022, respectively. Salary expense also increased as a result of the absence of COVID-19 related furloughs that were present in the comparable prior year. Advertising expenses and web fees increased approximately $1,600 for the year ended February 28, 2022, due to increased advertising, promotions, and social media presence in response to higher online traffic and sales, the lifting of COVID-19 related cost cutting measures, as well as due to the increased price of web advertising compared to the prior year. Credit card fees increased approximately $700 during the year ended February 28, 2022, due primarily to sales generated by the Company’s new DEI subsidiary, as its telematic subscription sales are paid by customers through credit card transactions. Additionally, a larger number of customers have gradually begun using credit cards to pay for orders than in prior periods across the entire Company. The Company also saw an increase in commission expense of approximately $500, as a result of the increase in the Company’s sales for the year ended February 28, 2022 as compared to prior year. Finally, the Company experienced an increase in travel expenses for the year ended February 28, 2022 of approximately $500 due to the lifting of some of the Company’s COVID-19 related restrictions which have allowed salesmen to begin traveling to customer sites again. Offsetting these increases in selling expenses for the year ended February 28, 2022 was a decrease in trade show expenses of approximately $500, as some trade shows have continued to be either cancelled or held virtually due to the COVID-19 pandemic and only began to return to in person attendance during the second half of Fiscal 2022, where the Company had lower spending and smaller booths for the first year post-COVID.

General and administrative expenses increased $6,157 during the year ended February 28, 2022, as compared to the prior year period. Professional fees increased approximately $3,100 for the year ended February 28, 2022 due to increased litigation fees related primarily to an arbitration case, as well as consulting fees related to the EyeLock distribution agreement with GalvanEyes LLC, and legal and professional fees related to the Company’s newest 11 Trading Company and Australia PAC subsidiaries established in the second quarter of Fiscal 2021 and the first quarter of Fiscal 2022, respectively. Professional fees were also higher during the year ended February 28, 2022, due to the lifting of many COVID-19 related restrictions, as both the Company and many of its professional service providers had temporary office closures during the year ended February 28, 2021, or provided fee concessions as a result of the pandemic that did not repeat in the current year. Office and occupancy expenses increased approximately $1,700 in total for the year ended February 28, 2022, due to costs related to the Company’s new Onkyo subsidiary resulting from the September 2021 acquisition and a full year of DEI expenses resulting from the July 2020 acquisition. The Company has also returned to normal operations after the lifting of COVID-19 related restrictions, with all of the Company’s locations open and operating, resulting in further increases to office and occupancy costs. Depreciation and amortization expense also increased approximately $1,400 due to additional expense related to the Company’s Onkyo subsidiary and a full year of expense related to DEI. Additionally, bad debt expense increased approximately $500 for the year ended February 28, 2022 due primarily to the prior year recovery of a receivable balance that did not recur in the current year. Finally, insurance expense, as well as fees related to taxes and licensing both increased approximately $200 each during the year ended February 28, 2022 due to the establishment of Company’s Onkyo subsidiary in September 2021, as well as the DEI, 11 Trading Company, and PAC Australia subsidiaries, and additional licenses obtained and higher insurance premiums incurred related to cyber security. As an offset to these increases in general and administrative expense, the Company experienced a decrease in salary and related payroll expenses of approximately $1,200 during the year ended February 28, 2022, due primarily to lower bonus accruals as compared to the prior year based on Company profitability.

Engineering and technical support expenses increased $10,643 for the year ended February 28, 2022, as compared to the prior year period. The Company experienced an increase in direct labor and related payroll tax expense of approximately $6,400 for the year ended February 28, 2022, as a result of additional headcount created by the July 2020 and September 2021 acquisitions resulting in the establishment of the Company’s DEI and Onkyo subsidiaries, respectively, as well as due to higher reimbursement of engineering labor expense in the prior year, and the absence of Company-wide furloughs that were in place during the year ended February 28, 2021. The Company also experienced a net increase in research and development expense of approximately $4,200 for the year ended February 28, 2022, primarily as a result of the Company’s product development projects related to its new Onkyo subsidiary in the Consumer Electronics segment, and within the Automotive Electronics segment related to projects for Stellantis and Ford, as well as due to additional headcount within the Biometrics segment. This was offset by decreases related to certain Consumer Electronics projects in development during the prior year that have been completed.

Acquisition costs increased $3,265 for the year ended February 28, 2022, as compared to the prior year. During the year ended February 28, 2022, acquisition costs incurred were related to consulting and due diligence fees for the asset purchase agreement signed with Onkyo Home Entertainment Corporation and the joint venture created with Sharp Corporation to complete the transaction. This transaction was completed on September 8, 2021. In the prior year, acquisition costs incurred were related to the Company’s VSHC and DEI acquisitions, completed in January 2020 and July 2020, respectively.

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

General and administrative expenses increased $925 during the year ended February 28, 2021. Increases in general and administrative expenses were due in part to a net increase in salary expense of approximately $3,300 during the fiscal year. Salary increases were due to higher bonus accruals as a result of the positive performance of the Company for the year ended February 28, 2021, as well as due to increased headcount resulting from the Company’s new DEI and VSM subsidiaries established in the fourth quarter of Fiscal 2020 and the second quarter of Fiscal 2021, respectively. This was offset by the furlough of certain employees during the year ended February 28, 2021, as well as due to the prior year grant of 200,000 fully vested shares of Class A Common Stock to the Company’s Chief Executive Officer in accordance with his employment agreement, which resulted in compensation expense of approximately $800 for the year ended February 29, 2020 that did not repeat in the current fiscal year. Professional fees also increased by approximately $1,000 as a result of certain professional services provided in connection with the establishment of the Company’s new DEI and VSM subsidiaries, and insurance expense increased approximately $400 as a result of the deductible related to an IT security incident in the second quarter of the fiscal year, as well as due to the Company’s new VSM, DEI, and 11 Trading Company LLC subsidiaries. As an offset to these general and administrative expense increases were decreases related to the COVID-19 pandemic, as well as other factors. Depreciation and amortization expense decreased approximately $1,300, net, for the year ended February 28, 2021 as a result of the impairment of certain definite-lived intangible assets at EyeLock in Fiscal 2020, which reduced the amortizable base of these assets. This was offset by increases in depreciation and amortization expense related to newly acquired tangible and intangible assets within the VSM and DEI subsidiaries. Bad debt expense decreased approximately $1,100 as a result of the prior year reserves of certain customers who filed bankruptcy, which did not repeat in the current year, as well as due to the recovery of certain balances during the year ended February 28, 2021 that were previously written off. The elimination of all non-essential travel as a result of the COVID-19 pandemic resulted in travel and entertainment expense decreases of approximately $900 for the year ended February 28, 2021. Additionally, office and occupancy expenses decreased approximately $700 due to lower overhead, as certain of the Company’s offices were shut down during the first and second quarters of the fiscal year due to the COVID-19 pandemic, and many re-opened offices have remained at a reduced capacity through the remainder of the fiscal year.

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

Acquisition costs were $287 for the year ended February 28, 2021, as compared to $55 for the year ended February 29, 2020. During the year ended February 28, 2021, acquisition costs incurred were related to legal and consulting fees related to the Company’s DEI acquisition, completed in July 2020, as well as fees related to the VSHC acquisition that was completed in January 2020. For the year ended February 29, 2020, acquisition costs were related solely to the Company’s January 2020 VSHC acquisition.

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

Other (Expense)Income

	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Interest and bank charges	$(2,532)	$(2,979)	$(2,975)
Equity in income of equity investee	7,890	7,350	5,174
Interim arbitration award	(39,444)	—	—
Gain on sale of real property	—	—	4,057
Investment gain	—	42	775
Other, net	323	746	2,332
Total other (expense) income	$(33,763)	$5,159	$9,363

Fiscal 2022 compared to Fiscal 2021

Interest and bank charges represent interest expense and fees related to the Company's bank obligations, supply chain financing and factoring agreements, interest related to finance leases, and amortization of debt issuance costs. During the first quarter of Fiscal 2021, the Company made a precautionary borrowing from the Credit Facility of $20,000 related to COVID-19 pandemic concerns. This balance was repaid during the third quarter of Fiscal 2021 and there has been no balance outstanding during the year ended February 28, 2022. This resulted in a decrease in interest expense related to the Credit Facility of $326 for the year ended February 28, 2022 as compared to the prior year. In addition, interest expense was lower during the year ended February 28, 2022 due to the amendment of the Company’s Credit Facility in April 2021, which resulted in a decrease in amortization of debt issuance costs of $298 for the year ended February 28, 2022 as compared to the prior year. As an offset to these decreases in interest expense, the Company’s new Onkyo subsidiary entered into a shareholder loan payable to the Company’s joint venture partner, Sharp, during the third quarter of Fiscal 2022, for which interest expense was incurred during the year ended February 28, 2022 that was not present in the prior year.

Equity in income of equity investee represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA"). The increase in income for the year ended February 28, 2022 is due to an increase in ASA net income resulting from improved sales across all of its markets due primarily to the lifting of COVID-19 restrictions on customers and end consumers and an increase in demand for product, offset by an increase in both ocean and air freight costs.

For the year ended February 28, 2022, the Company has recorded a charge of $39,444 related to an unfavorable interim arbitration settlement award relating to a breach of contract claim brought against the Company by Seaguard Electronics LLC for a contractual arrangement entered in 2007 for the purchase of products and back-end services. The Company is reviewing its legal options and has moved in the arbitration proceeding to modify the interim award.

During the year ended February 28, 2021, a final pay-out of $42 was received representing proceeds from the Fiscal 2018 sale of the Company’s investment in a non-controlled corporation, consisting of shares of the investee’s preferred stock, as a portion of the proceeds had been held back at the time of sale. The payment was recorded as an investment gain for the year ended February 28, 2021.

Other, net includes net foreign currency gains or losses, interest income, rental income, and other miscellaneous income and expense. Other, net decreased for the year ended February 28, 2022. During the year ended February 28, 2021, the Company received proceeds from a life insurance policy in the amount of $420 related to an executive who passed away during the first quarter of Fiscal 2021, which was not present in Fiscal 2022.

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

During Fiscal 2018, the Company sold its investment in RxNetworks, a non-controlled corporation, consisting of shares of the investee’s preferred stock. Voxx recognized a gain during Fiscal 2018 for the sale of this investment; however, a portion of the cash proceeds were subject to a hold-back provision, which was not included in the gain recognized in Fiscal 2018. During the second quarter of Fiscal 2020, the hold-back provision expired, and the Company received additional proceeds from the sale, recording an investment gain of $775 for the year ended February 29, 2020. A final payout of $42 received in November 2020 was recorded as an investment gain for the year ended February 28, 2021. During the fourth quarter of Fiscal 2019, all of the outstanding common stock of Fathom Systems Inc., a non-controlled corporation in which Voxx was invested, was repurchased by the investee for a price per share significantly below the value when issued. This resulted in a loss on Voxx's investment in Fathom of $530 for the year ended February 28, 2019.

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

During Fiscal 2022, the Company recorded an income tax provision of $1,626 related to federal, state, and foreign taxes. The Company's effective tax rate of (6.3)% differs from the statutory rate of 21% primarily related to (i) an increase in valuation allowance as the Company could not conclude that all of its US deferred tax assets were realizable on a more-likely-than-not basis; (ii) permanent differences, including the non-controlling interest and a global intangible low tax income (“GILTI”) inclusion; and (iii) state and local taxes.  As of February 28, 2022, the Company continued to maintain a valuation allowance against certain U.S. and foreign deferred tax assets as the Company could not conclude that such assets will be realized on a more-likely-than-not basis. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

During Fiscal 2021, the Company recorded an income tax provision of $4,272 related to federal, state, and foreign taxes. The effective tax rate of 15.5% in Fiscal 2021 differs from the statutory rate of 21% primarily related to (i) partial release of its valuation allowance as a result of recent profitability for which certain of the Company’s deferred tax assets became realizable on a more-likely-than-not basis; (ii) permanent differences, including the non-controlling interest and a global intangible low tax income (“GILTI”) inclusion; (iii) foreign derived intangible income deduction; and (iv) state and local taxes.  As of February 28, 2021, the Company continued to maintain a valuation allowance against certain U.S. and foreign deferred tax assets as the Company could not conclude that such assets will be realized on a more-likely-than-not basis. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

During Fiscal 2020, the Company recorded an income tax provision of $882 related to federal, state and foreign taxes. The effective tax rate of (2.2)% in Fiscal 2020 differs from the statutory rate of 21% primarily related to (i) current year losses for which limited tax benefit was provided; (ii) permanent differences, including the non-controlling interest and a global intangible low tax income (“GILTI”) inclusion; and (iii) an increase in the valuation allowance recorded against foreign deferred tax assets. During Fiscal 2020, the Company maintained a partial and full valuation allowance against certain U.S. and foreign deferred tax assets as the Company could not conclude that such assets will be realized on a more-likely-than-not basis. Any decline in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not financial measures recognized by GAAP. EBITDA represents net (loss) income, computed in accordance with GAAP, before interest expense and bank charges, taxes, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for stock-based compensation expense, life insurance proceeds, certain non-recurring legal and professional fees, settlements and awards, non-recurring gains, acquisition costs, and impairment charges. Depreciation, amortization, stock-based compensation, and impairment charges are non-cash items.

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

Reconciliation of GAAP Net (Loss) Income Attributable to VOXX International Corporation to EBITDA and Adjusted EBITDA

	Fiscal	Fiscal	Fiscal
	2022	2021	2020
Net (loss) income attributable to VOXX International Corporation	$(22,333)	$26,767	$(26,443)
Adjustments:
Interest expense and bank charges (1)	1,825	2,404	2,476
Depreciation and amortization (1)	12,053	10,907	11,175
Income tax expense	1,626	4,272	882
EBITDA	(6,829)	44,350	(11,910)
Adjustments:
Stock-based compensation	907	1,749	2,282
Life insurance proceeds	—	(420)	(1,000)
Gain on sale of real property	—	—	(4,057)
Settlement of Hirschmann working capital	—	—	804
Investment gain	—	(42)	(775)
Acquisition costs	3,552	287	55
Non-routine legal fees	1,912	—	—
Interim arbitration award	39,444	—	—
Professional fees related to distribution agreement with GalvanEyes LLC	325	—	—
Intangible asset impairment charges (1)	—	1,300	19,543
Adjusted EBITDA	$39,311	$47,224	$4,942

(1)

For purposes of calculating Adjusted EBITDA for the Company, interest expense, bank charges, depreciation and amortization, and intangible asset impairment charges added back to net (loss) income have been adjusted in order to exclude the minority interest portion of these expenses attributable to EyeLock LLC and Onkyo.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of February 28, 2022, we had working capital of $126,756 which includes cash and cash equivalents of $27,788 compared with working capital of $172,543 at February 28, 2021, which included cash and cash equivalents of $59,404. The accrual of the interim arbitration award is the primary reason for the decrease in working capital. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations, when applicable, and the income on our investments to fund the current operations of the business.  However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions, or to further pay down our debt. The following table summarizes our cash flow activity for all periods presented:

	Year Ended	Year Ended	Year Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Cash (used in) provided by:
Operating activities	$(2,960)	$36,611	$(1,009)
Investing activities	(34,308)	(13,865)	(6,709)
Financing activities	5,285	(1,940)	(12,593)
Effect of exchange rate changes on cash	367	1,173	(500)
Net (decrease) increase in cash and cash equivalents	$(31,616)	$21,979	$(20,811)

Net cash used in/provided by operating activities:

Operating activities used cash of $2,960 for Fiscal 2022, due to the increase in inventory, as well as due to losses incurred by EyeLock LLC. This was offset primarily by the increase in accounts payable, accrued expenses and current liabilities (resulting from the interim arbitration award), and accrued sales incentives, as well as sales increases.

During Fiscal 2021, operating activities provided cash of $36,611, due to factors including sales increases, as well as increases in accounts payable, accrued expenses, and accrued sales incentives. This was offset by increases in inventory and accounts receivable, which were driven by the increases in sales during the fiscal year, as well as due to losses incurred by EyeLock LLC.

During Fiscal 2020, operating activities used cash of $1,009, due to factors including sales declines and losses incurred by EyeLock LLC, as well as decreases in accounts payable, accrued expenses, and accrued sales incentives. This was offset by decreases in inventory and accounts receivable, which were driven by the decreases in sales.

Net cash used in/provided by investing activities:

Investing activities used cash of $34,308 during Fiscal 2022, primarily due to the acquisition of the home audio/video business of Onkyo Home Entertainment Corporation, as well as capital expenditures.

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

Net cash used in/provided by financing activities:

Financing activities provided cash of $5,285 during Fiscal 2022, due to proceeds received from the issuance of shares and long-term debt to the non-controlling interest of the Company’s Onkyo joint venture, as well as borrowings under the Company’s Euro asset-based loan in Germany. This was offset by repayments of bank debt and finance leases, the purchase of treasury shares, the payment of withholding taxes on the net issuance of a stock award, and the payment of deferred finance fees related to the amendment of the Credit Facility in April 2021.

During Fiscal 2021, financing activities used cash of $1,940, primarily due to the repayment of the Company’s precautionary borrowing of $20,000 from the Credit Facility, payments on the Florida Mortgage, repayments of finance leases, and the payment of deferred finance fees related to the amendment of the Credit Facility in Fiscal 2021, offset by the precautionary borrowing of $20,000 made in April 2020.

During Fiscal 2020, financing activities used cash of $12,593 primarily due to the repayment of outstanding bank obligations, including the entire outstanding balance of Voxx Germany’s Euro asset-based lending facility, and the repurchase of shares of the Company’s Class A common stock.

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $140,000. The Credit Facility also includes a $30,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 7(b)). As of February 28, 2022, there was no balance outstanding under the revolving credit facility. The availability under the revolving credit line of the Credit Facility was $127,486 as of February 28, 2022.

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

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that swingline loans may only be designated as Base Rate Loans. Loans under the Credit Facility designated as LIBOR Rate Loans shall bear interest at a rate equal to the then-applicable LIBOR Rate plus a range of 1.75% - 2.25%. Loans under the Credit Facility designated as Base Rate Loans shall bear interest at a rate equal to the applicable margin for Base Rate Loans of 0.75% - 1.25%, as defined in the Credit Facility.

Provided that the Company is in a Compliance Period (the period commencing on that day in which Excess Availability is less than 20% of the Maximum Revolver Amount and ending on a day in which Excess Availability is equal to or greater than 20% for any consecutive 30-day period thereafter), the Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any Change of Control; (ix) make any Restricted Junior Payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an Affiliate of any Borrower or any of their Subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of February 28, 2022, the Company was not in a Compliance Period.

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

As noted elsewhere in this report, we expect the COVID-19 pandemic may continue to have an adverse effect on our business. Federal, state, and local governments have taken a variety of actions to contain the spread of COVID-19. Some jurisdictions have required restrictions, including temporary business closures, capacity limitations, and other limitations affecting our operations during Fiscal 2022. We have proactively taken steps to increase available cash including, but not limited to, utilizing existing supply chain financing agreements and amending our Credit Facility in April 2021 in order to both extend the maturity date of the facility and increase our borrowing capacity.

Material Cash Requirements

The following table summarizes our future material cash requirements from contractual or other obligations at February 28, 2022:

	Amount of Commitment Expiration per Period
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Finance lease obligations (1)	$302	$224	$78	$—	$—
Operating lease obligations (1)	4,553	1,255	1,581	705	1,012
Total contractual cash obligations	$4,855	$1,479	$1,659	$705	$1,012

Other Commitments
Bank obligations (2)	$1,906	$1,906	$—	$—	$—
Stand-by letters of credit (3)	50	50	—	—	—
Other (4)	11,332	500	1,000	1,000	8,832
Pension obligation (5)	258	—	—	—	258
Unconditional purchase obligations (6)	174,274	174,274	—	—	—
Total commercial commitments	$187,820	$176,730	$1,000	$1,000	$9,090
Total Commitments	$192,675	$178,209	$2,659	$1,705	$10,102

(1)

Represents total principal payments due under finance and operating lease obligations. Total current balances (included in other current liabilities) due under finance and operating leases are $224 and $1,255, respectively, at February 28, 2022. Total long-term balances due under finance and operating leases are $78 and $3,298, respectively at February 28, 2022.

(2)	Represents amounts outstanding under the Company’s domestic Credit Facility and the VOXX Germany asset-based lending facilities at February 28, 2022.
(3)

We issue standby letters of credit to secure certain purchases and insurance requirements. These letters of credit are issued during the ordinary course of business through major domestic banks as requested by certain suppliers.

(4)	This amount represents the outstanding balance of the mortgage for our manufacturing facility in Florida and the shareholder loan payable to Sharp at February 28, 2022.
(5)	Represents the liability for an employer defined benefit pension plan covering certain eligible current and former employees of VOXX Germany.
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

For further information about COVID-19, refer to  “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.

Impact of Inflation and Currency Fluctuation

While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced varying levels of inflation during the year ended February 28, 2022, resulting in part from various supply chain disruptions, the global chip shortage, increased shipping and transportation costs, increased product costs, increased labor costs in the supply chain and other disruptions caused by the COVID‐19 pandemic and the uncertain economic environment. The Company has been actively working to mitigate these factors through a combination of sales price adjustments and other sourcing strategies, as such issues are expected to continue into Fiscal 2023. Severe increases in inflation could affect the global and U.S. economies and could have an adverse impact on our business, financial condition, and results of operations. Inflation did not have a material impact on our operations for the years ended February 28, 2021 or February 29, 2020. Discussion of the impact of foreign currency fluctuations is included in Item 7A.

In accordance with the guidelines in ASC 830, Venezuela is designated as a hyper-inflationary economy.  A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3-year period. The hyper-inflationary designation requires our local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars. Net currency exchange gains (losses) were not material for the years ended February 28, 2022, February 28, 2021, and February 29, 2020. All currency exchange gains and losses are included in Other (Expense) Income on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company has certain U. S. dollar denominated assets and liabilities in its Venezuelan subsidiary, including our U.S. dollar denominated intercompany debt, which has been subject to currency fluctuations associated with the devaluation of the Sovereign Bolivar. The Company also has certain long-lived assets in Venezuela, which are held for investment purposes. These long-lived assets had no value as of February 28, 2022.

Seasonality

We typically experience seasonality in our operations. Our business is significantly impacted by the holiday season, as we generally sell a substantial amount of our products during September, October, and November due to increased promotional and advertising activities during the holiday season.

Related Party Transactions

On April 29, 2021 EyeLock LLC entered into a three-year exclusive distribution agreement (“the Agreement”) with GalvanEyes LLC, a Florida LLC, managed by Beat Kahli, the largest holder of Voxx’s Class A Common Shares. The Agreement was included in the Company’s Proxy Statement filed on June 17, 2021 and was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on July 29, 2021. See Note 3 of the Notes to the Consolidated Financial Statement of this Annual Report on Form 10-K.

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

Marketable Securities

Marketable securities at February 28, 2022, which are related to the Company's deferred compensation plan, are recorded at fair value of $1,231 and have exposure to price fluctuations. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $123 as of February 28, 2022. Actual results may differ.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investments of available cash balances in money market funds and investment grade corporate and U.S. government securities. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed. In connection with our Florida Mortgage, we have debt outstanding in the amount of $6,614 at February 28, 2022. Interest on the Florida Mortgage is charged at 70% of 1-month LIBOR plus 1.54%. We have an interest rate swap for the Florida Mortgage with a notional amount of $6,614 at February 28, 2022 which locks the interest rate at 3.48% (inclusive of credit spread) through the mortgage end date of March 2026.

Foreign Exchange Risk

Voxx conducts business in various non-U.S. countries including Germany, Canada, China, Hong Kong, Mexico, Denmark, the Netherlands, France, Australia, and Japan and thus is exposed to market risk for changes in foreign currency exchange rates. As a result, we have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the U.S., which can adversely impact our net income and cash flows. A hypothetical 10% adverse change in the foreign currency rates for our international operations would have resulted in a negative impact on sales and net loss of approximately $12,920 and $840, respectively, for the year ended February 28, 2022.

While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade, and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations, and U. S. dollar denominated purchases in its foreign subsidiaries. The Company enters forward contracts to hedge certain Euro-related transactions. The Company minimizes the risk of nonperformance on the forward contracts by transacting with major financial institutions. During Fiscal 2022, 2021, and 2020, the Company held forward contracts specifically designated for hedging (see Note 1(e) of the Notes to Consolidated Financial Statements). As of February 28, 2022 and February 28, 2021, unrealized gains (losses) of $233 and $(720), respectively, were recorded in other comprehensive income associated with these contracts. A hypothetical 10% adverse change in the fair value of our forward exchange contracts would have resulted in a negative impact of $32 on the fair value of our forward exchange contracts at February 28, 2021. There were no foreign currency hedge contracts outstanding at February 28, 2022.

We are also subject to risk from changes in foreign currency exchange rates from the translation of financial statements of our foreign subsidiaries and for long-term intercompany loans with foreign subsidiaries. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive (loss) income. At February 28, 2022, we had translation exposure to various foreign currencies with the most significant being the Euro, Canadian Dollar, Japanese Yen, and Mexican Peso.  A hypothetical 10% adverse change in the foreign currency exchange rates would result in a negative impact of $32 on Other comprehensive (loss) income for the year ended February 28, 2022.

The Company continues to monitor the political and economic climate in Venezuela. The Company did not have any sales in Venezuela for the year ended February 28, 2022 and had no significant cash related assets subject to government foreign exchange controls. The Company's properties held for investment purposes in Venezuela had no value as of February 28, 2022.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of February 28, 2022, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were deemed to be effective and adequately designed.

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

Under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2022 based on the framework set forth by the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 COSO Framework"). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of February 28, 2022 based on the criteria established in the 2013 COSO Framework.

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

The effectiveness of the Company’s internal control over financial reporting as of February 28, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm who also audited the Company’s Consolidated Financial Statements. Grant Thornton LLP’s report on the effectiveness of the Company’s internal control over financial reporting is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

VOXX International Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of VOXX International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of February 28, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 28, 2022, and our report dated May 16, 2022 expressed an unqualified opinion on those financial statements.

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

May 16, 2022

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the most recently completed fiscal fourth quarter ended February 28, 2022 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

Not Applicable

Item 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accountant Fees and Services) of Form 10-K, will be included in our Proxy Statement for the Annual Meeting of Stockholders, which will be filed on or before June 7, 2022, and such information is incorporated herein by reference.

PART IV

Item 15-Exhibits and Financial Statement Schedules

(1 and 2)     Financial Statements and Financial Statement Schedules.  See Index to Consolidated Financial Statements attached hereto.

(3)       Exhibits.  A list of exhibits is included subsequent to Schedule II on page S-1.

VOXX INTERNATIONAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

VOXX International Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of VOXX International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of February 28, 2022 and 2021, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2022, and the related notes and financial statement schedule included under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 28, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 16, 2022 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing   separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of the RCA Accessories Trademark

As described further in Note 1 to the financial statements, indefinite-lived intangible assets are tested for impairment at least annually in the fourth quarter. We identified the valuation of the RCA Accessories indefinite-lived trademark as a critical audit matter.

The principal considerations for our determination that this matter is a critical audit matter are the significant management estimates and judgments related to forecasts of expected future cash flows used in the estimation of fair value. Management’s significant estimates and judgments include assumptions such as forecasted sales, growth rates, terminal growth rates, forecasted operating margins, royalty rates and discount rates used to present value future cash flows which may be based on estimates and assumptions on budgets, anticipated future cash flows and marketplace data. Changes in these assumptions could materially affect the determination of fair value resulting in an impairment charge.

Our audit procedures related to the valuation of the RCA Accessories indefinite-lived trademark included the following, among others:

•	We tested the design and operating effectiveness of management’s controls over the Company’s budgeting process and management’s review of the data used in the valuation model.

•

We assessed the Company’s ability to forecast revenue and operating income by comparing: (1) historical revenue and operating income projections to actual results; and (2) comparing current forecasted projections to historical trends, and industry data.

•

With the assistance of valuation professionals with specialized skills and knowledge, we: (1) assessed the appropriateness of the valuation methodology and (2) tested the reasonableness of discount rates and royalty rates used in the valuation model.

Accounting for Sales Incentives

As described further in Note 1 to the financial statements, the Company offers various sales incentives to its customers, which constitute variable consideration and are recorded as a reduction of revenue.  The Company has accrued $23.8 million of sales incentives as of February 28, 2022. Depending on the specific facts and circumstances, the Company utilizes either the most likely amount or expected value methods to estimate the effect of uncertainty on the amount of variable consideration to which the Company would be entitled.

The principal considerations for our determination that the accounting for sales incentives is a critical audit matter are that accounting for sales incentives require significant audit effort due to the complexity and volume of the trade promotional programs as well as the subjectivity of estimating future customer claims related to the sales incentive accrual. Significant unanticipated changes in the purchasing volume and the lack of claims from customers could have a significant impact on the liability for sales incentives and reported operating results.

Our audit procedures related to the accounting for sales incentives included the following, among others:

•

We tested the design and operating effectiveness of management’s controls over the Company’s sales incentive process and management’s review of the completeness and accuracy of the sales incentive accrual.

•

We tested sales incentives using both analytical procedures and by examining a sample of individual sales incentive transactions. When analytical procedures were performed, we predicted sales incentives based on the relationship of historical information of sales incentives to gross sales. When individual sales incentive transactions were examined, we inspected evidence of the sales incentive agreement with the customer and the amount expected to be realized by the customer.

•

We performed a roll forward of sales incentives, recalculated current year activity, agreed the year-end sales incentives accrual, and summarized sales incentive programs by duration to assess unanticipated changes in the purchasing volume or lack of claims by customers.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2003.

Melville, New York

May 16, 2022

VOXX International Corporation and Subsidiaries

Consolidated Balance Sheets

February 28, 2022 and February 28, 2021

(In thousands, except share data)

	February 28, 2022	February 28, 2021
Assets
Current assets:
Cash and cash equivalents	$27,788	$59,404
Accounts receivable, net	105,625	106,165
Inventory, net	174,922	130,793
Receivables from vendors	363	277
Prepaid expenses and other current assets	21,340	22,266
Income tax receivable	734	434
Total current assets	330,772	319,339
Investment securities	1,231	1,777
Equity investments	21,348	23,267
Property, plant and equipment, net	49,794	52,026
Operating lease, right of use asset	4,464	4,572
Goodwill	74,320	58,311
Intangible assets, net	101,450	90,104
Deferred income tax assets	40	99
Other assets	3,245	1,323
Total assets	$586,664	$550,818
Liabilities, Redeemable Equity, Redeemable Non-Controlling Interest, and Stockholders' Equity
Current liabilities:
Accounts payable	$76,665	$61,826
Accrued expenses and other current liabilities	54,659	53,392
Income taxes payable	2,714	1,587
Accrued sales incentives	23,755	25,313
Interim arbitration award payable (Note 15)	39,444	—
Contract liabilities, current	4,373	4,178
Current portion of long-term debt	2,406	500
Total current liabilities	204,016	146,796
Long-term debt, net of debt issuance costs	9,786	5,962
Finance lease liabilities, less current portion	78	302
Operating lease liabilities, less current portion	3,298	3,582
Deferred compensation	1,231	1,777
Contingent consideration, less current portion (Note 2)	5,750	—
Deferred income tax liabilities	5,300	6,645
Other tax liabilities	1,083	1,170
Other long-term liabilities	5,959	5,255
Total liabilities	236,501	171,489
Commitments and contingencies (Note 15)
Redeemable equity (Note 1(u))	3,550	3,260
Redeemable non-controlling interest (Note 2)	511	-
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (Note 9)	—	—
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 24,476,847and 24,416,194 shares issued and 21,614,629 and 21,666,976 shares outstanding at February 28, 2022 and February 28, 2021, respectively	245	245
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	300,453	300,402
Retained earnings	126,573	148,906
Accumulated other comprehensive loss	(17,503)	(14,977)
Less: Treasury stock, at cost, 2,862,218 and 2,749,218 shares of Class A Common Stock at February 28, 2022 and February 28, 2021, respectively	(25,138)	(23,918)
Less: Redeemable equity	(3,550)	(3,260)
Total VOXX International Corporation stockholders' equity	381,102	407,420
Non-controlling interest	(35,000)	(31,351)
Total stockholders' equity	346,102	376,069
Total liabilities, redeemable equity, redeemable non-controlling interest, and stockholders' equity	$586,664	$550,818

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income

Years Ended February 28, 2022, February 28, 2021, and February 29, 2020

(In thousands, except share and per share data)

	Year Ended	Year Ended	Year Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Net sales	$635,920	$563,605	$394,889
Cost of sales	466,442	405,058	285,113
Gross profit	169,478	158,547	109,776

Operating expenses:
Selling	50,507	43,786	39,319
General and administrative	75,955	69,798	68,873
Engineering and technical support	31,540	20,897	21,602
Acquisition costs	3,552	287	55
Intangible asset impairment charges (Note 1(k))	—	1,300	30,230
Total operating expenses	161,554	136,068	160,079
Operating income (loss)	7,924	22,479	(50,303)
Other (expense) income:
Interest and bank charges	(2,532)	(2,979)	(2,975)
Equity in income of equity investee	7,890	7,350	5,174
Interim arbitration award (Note 15)	(39,444)	—	—
Gain on sale of real property (Note 11)	—	—	4,057
Investment gain (Note 1(f))	—	42	775
Other, net	323	746	2,332
Total other (expense) income, net	(33,763)	5,159	9,363

(Loss) income before income taxes	(25,839)	27,638	(40,940)
Income tax expense	1,626	4,272	882
Net (loss) income	$(27,465)	$23,366	$(41,822)
Less: net loss attributable to non-controlling interest	(5,132)	(3,401)	(15,379)
Net (loss) income attributable to VOXX International Corporation	$(22,333)	$26,767	$(26,443)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,317)	4,365	(1,517)
Derivatives designated for hedging, net of tax	633	(305)	(505)
Pension plan adjustments, net of tax	158	18	(89)
Other comprehensive (loss) income, net of tax	(2,526)	4,078	(2,111)
Comprehensive (loss) income attributable to VOXX International Corporation	$(24,859)	$30,845	$(28,554)

Net (loss) income per common share attributable to VOXX International Corporation - basic	$(0.92)	$1.11	$(1.08)

Net (loss) income per common share attributable to VOXX International Corporation - diluted	$(0.92)	$1.09	$(1.08)

Weighted-average common shares outstanding (basic)	24,287,179	24,201,221	24,394,663
Weighted-average common shares outstanding (diluted)	24,287,179	24,650,106	24,394,663

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years Ended February 28, 2022, February 28, 2021, and February 29, 2020

(In thousands, except share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests	Treasury Stock	Redeemable Equity	Total Stock- holders' Equity
Balances at February 28, 2019	$264	$296,946	$148,582	$(16,944)	$(12,571)	$(21,176)	$—	$395,101
Net loss	—	—	(26,443)	—	(15,379)	—	—	(41,822)
Other comprehensive loss, net of tax	—	—	—	(2,111)	—	—	—	(2,111)
Reclassification of stockholders' equity to redeemable equity (Note 1(u))	—	—	—	—	—	—	(745)	(745)
Repurchase of 581,124 shares of Class A Common Stock	—	—	—	—	—	(2,742)	—	(2,742)
Stock-based compensation expense	2	2,282	—	—	—	—	(1,736)	548
Balances at February 29, 2020	266	299,228	122,139	(19,055)	(27,950)	(23,918)	(2,481)	348,229
Net income (loss)	—	—	26,767	—	(3,401)	—	—	23,366
Other comprehensive income, net of tax	—	—	—	4,078	—	—	—	4,078
Settlement of SERP restricted stock units	—	(575)	—	—	—	—	—	(575)
Stock-based compensation expense	1	1,749	—	—	—	—	(779)	971
Balances at February 28, 2021	267	300,402	148,906	(14,977)	(31,351)	(23,918)	(3,260)	376,069
Net loss	—	—	(22,333)	—	(3,649)	—	—	(25,982)
Other comprehensive loss, net of tax	—	—	—	(2,526)	—	—	—	(2,526)
Settlement of 60,693 shares of Class A Common Stock upon vesting of stock awards, net of withholding taxes	—	(856)	—	—	—	—	—	(856)
Repurchase of 113,000 shares of Class A Common Stock	—	—	—	—	—	(1,220)	—	(1,220)
Stock-based compensation expense	—	907	—	—	—	—	(290)	617
Balances at February 28, 2022	$267	$300,453	$126,573	$(17,503)	$(35,000)	$(25,138)	$(3,550)	$346,102

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended February 28, 2022, February 28, 2021, and February 29, 2020

(Amounts in thousands)

	Year Ended	Year Ended	Year Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Cash flows from operating activities:
Net (loss) income	$(27,465)	$23,366	$(41,822)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	12,398	11,033	12,398
Amortization of deferred financing costs	272	623	822
Intangible asset impairment charges	-	1,300	30,230
Bad debt expense (recovery)	222	(316)	720
Reduction in the carrying amount of the right of use asset	1,383	1,169	880
Loss (gain) on forward contracts	209	224	(491)
Equity in income of equity investee	(7,890)	(7,350)	(5,174)
Distribution of income from equity investees	9,809	6,009	5,136
Deferred income tax (benefit) expense, net	(1,339)	2,653	(1,337)
Gain (loss) on disposal of property, plant and equipment	1	-	(3,791)
Non-cash compensation adjustment	(546)	(505)	(320)
Non-cash stock-based compensation expense	907	1,749	2,282
Gain on investment	-	(42)	(775)
Changes in operating assets and liabilities (net of assets and liabilities) acquired):
Accounts receivable	(1,244)	(29,602)	5,692
Inventory	(45,115)	(22,735)	9,571
Receivables from vendors	(89)	(44)	777
Prepaid expenses and other	(1,610)	(10,753)	423
Investment securities-equity	546	505	576
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	55,719	59,414	(17,378)
Income taxes receivable/payable	872	(87)	572
Net cash (used in) provided by operating activities	(2,960)	36,611	(1,009)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,902)	(2,907)	(2,914)
Proceeds from sale of property, plant and equipment	-	-	11,930
Proceeds from sale of long-term investment	-	42	775
Purchase of acquired businesses (Note 2)	(30,406)	(11,000)	(16,500)
Net cash used in investing activities	(34,308)	(13,865)	(6,709)
Cash flows from financing activities:
Borrowings from bank obligations	3,687	20,000	-
Repayments on bank obligations	(2,197)	(20,500)	(9,205)
Principal payments on finance lease obligations	(407)	(605)	(646)
Deferred financing costs	(667)	(260)	-
Withholding taxes paid on net issuance of stock award	(857)	-	-
Settlement of restricted stock units	-	(575)	-
Proceeds of the issuance of subsidiary shares to non-controlling interest	2,069	-	-
Proceeds of the issuance of long-term debt to non-controlling interest	4,877	-	-
Purchase of treasury stock	(1,220)	-	(2,742)
Net cash provided by (used in) financing activities	5,285	(1,940)	(12,593)
Effect of exchange rate changes on cash	367	1,173	(500)
Net (decrease) increase in cash and cash equivalents	(31,616)	21,979	(20,811)
Cash and cash equivalents at beginning of year	59,404	37,425	58,236
Cash and cash equivalents at end of year	$27,788	$59,404	$37,425
Supplemental Cash Flow Information:
Non-cash investing and financing activities:
Adjustments to goodwill due to measurement period adjustments, net	$(1,353)	$21	-
Contingent purchase price consideration in connection with business acquisition	6,778	-	-
Settlement of debt with receivables	-	607	-
Change in redeemable equity	290	779	1,736
Reclassification of stockholders' equity to redeemable equity	-	-	745
Right of use assets obtained in exchange for operating lease obligations	1,238	772	1,312
Property, plant, and equipment obtained in exchange for finance lease obligations	-	-	1,024
Right of use assets recorded in exchange for operating lease obligations upon the adoption of ASC 842	-	-	2,227
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,383	$1,169	$880
Operating cash flows from finance leases	11	28	47
Financing cash flows from finance leases	407	605	646
Cash paid during the period for:
Interest, excluding bank charges	$760	$1,101	$1,034
Income taxes (net of refunds)	1,983	1,807	1,551

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries

Notes to Consolidated Financial Statements

February 28, 2022

(Amounts in thousands, except share and per share data)

1)	Description of Business and Summary of Significant Accounting Policies
a)	Description of Business

VOXX International Corporation ("Voxx," "We," "Our," "Us" or the “Company") is a leading international manufacturer and distributor in the Automotive Electronics, Consumer Electronics, and Biometrics industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image, and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through nineteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., VOXX German Holdings GmbH ("Voxx Germany"), Audiovox Canada Limited, Voxx Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc.,  Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Premium Audio Company LLC ("PAC," which includes Klipsch Group, Inc. and 11 Trading Company LLC), Omega Research and Development, LLC ("Omega"), Voxx Automotive Corp., Audiovox Websales LLC, VSM-Rostra LLC (“VSM”), VOXX DEI LLC, and VOXX DEI Canada LLC (collectively, with VOXX DEI LLC, “DEI”), as well as majority-owned subsidiaries, EyeLock LLC ("EyeLock") and Onkyo Technology KK (“Onkyo”). We market our products under the Audiovox® brand name, other brand names and licensed brands, such as 808®, Acoustic Research®, Advent®, Avital®, Car Link®, Chapman®, Clifford®, Code-Alarm®, Crimestopper™, Discwasher®, Energy®, Heco®, Invision®, Integra®, Jamo®, Klipsch®, Mac Audio™, Magnat®, Mirage®, myris®, Oehlbach®, Omega®, Onkyo®, Pioneer®, Prestige®, Project Nursery®, Python®, RCA®, RCA Accessories®, Rosen®, Rostra®, Schwaiger®, Smart Start®, Terk®, Vehicle Safety Automotive, Viper®, and Voxx Automotive, as well as private labels through a large domestic and international distribution network.  We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products.

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

Non-controlling interests represent the equity interests in our consolidated entities that we do not wholly own. Our financial statements reflect 100% of the revenues, expenses, assets, and liabilities (after elimination of intercompany transactions), although we do not own 100% of the equity interests of these consolidated entities. The Company follows FASB ASC 810-10-45-21 to report a non-controlling interest (other than non-controlling interests subject to a put option) in the consolidated balance sheets within the equity section, separately from the Company’s retained earnings. Non-controlling interest represents the non-controlling interest holders’ proportionate shares of the equity of the Company’s majority-owned subsidiary, EyeLock. Non-controlling interest is adjusted for the non-controlling interest holders’ proportionate shares of the earnings or losses and other comprehensive (loss) income, if any, and the non-controlling interest continues to be attributed their share of losses even if that attribution results in a deficit non-controlling interest balance.

We classify securities with redemption features that are not solely within our control, such as our non-controlling interest that is subject to a put option, outside of permanent equity, specifically the non-controlling shareholder interest in Onkyo. This redeemable non-controlling interest, subject to put option, is recorded at the greater of the non-controlling interest balance determined pursuant to ASC 810-10, “Consolidation,” or the redemption value (which is based upon the greater of a specified formula). Changes in the non-controlling interest due to changes in the redemption amount are immediately recorded as equity transactions and our earnings per share calculation would be adjusted accordingly to treat any redemption adjustment similar to a dividend.

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

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds with original maturities of three months or less when purchased.  Cash and cash equivalents amounted to $27,788 and $59,404 at February 28, 2022 and February 28, 2021, respectively. The Company places its cash and cash equivalents in institutions and funds of high credit quality. As many of our balances are in excess of government insurance, we perform periodic evaluations of these institutions and funds. Cash amounts held in foreign bank accounts amounted to $762 and $2,213 at February 28, 2022 and February 28, 2021, respectively, none of which would be subject to United States federal income taxes if made available for use in the United States. The Tax Cuts and Jobs Act provides a 100% participation exemption on dividends received from foreign corporations after January 1, 2018 as the United States has moved away from a worldwide tax system and closer to a territorial system for earnings of foreign corporations.
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

The following table presents assets and liabilities measured at fair value on a recurring basis at February 28, 2022:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$27,788	$27,788	$—	$—
Mutual funds	1,231	1,231	-	-

Liabilities:
Derivatives designated for hedging	$188	$—	$188	$—
Contingent consideration	6,435	-	-	6,435

The following table presents assets and liabilities measured at fair value on a recurring basis at February 28, 2021:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$59,404	$59,404	$—	$—
Mutual funds	1,777	1,777	-	-
Derivatives designated for hedging	412	-	412	-

Liabilities:
Derivatives designated for hedging	$1,177	$—	$1,177	$—

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

Contingent consideration is related to the Company’s Onkyo acquisition (see Note 2). The estimated fair value of the contingent consideration is classified within Level 3 and was determined using an income approach. Under this method, potential future purchases applicable to the contingent consideration were determined using internal estimates for growth. The potential future purchases applicable to the contingent consideration were multiplied by the appropriate percentage of payments due to OHEC, and the resulting contingent consideration amounts were adjusted for risk at the appropriate discount rate. The value of the contingent consideration was further discounted to reflect the credit risk of the Company. Changes in either the revenue growth rate assumptions or the discount rate could result in a material change to the amount of contingent consideration accrued and such changes will be recorded in the Company's Consolidated Statements of Operations and Comprehensive (Loss) Income.

Non-financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired. As of February 28, 2022 and February 28, 2021, certain non-financial assets were measured at fair value subsequent to their initial recognition. See Note 1(k) for the discussion of the impairment of certain intangible assets.

Derivative Instruments

The Company's derivative instruments include forward foreign currency contracts and an interest rate swap agreement. The forward foreign currency contracts are utilized to hedge a portion of its foreign currency inventory purchases. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). Open foreign currency contracts are classified in the balance sheet according to their terms. There are currently no open forward foreign currency contracts at February 28, 2022. The Company’s interest rate swap agreement hedges interest rate exposure related to the forecasted outstanding balance of its Florida Mortgage with monthly payments due through March 2026. The swap agreement locks the interest rate on the debt at 3.48% (inclusive of credit spread) through the maturity date of the mortgage. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of our interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments. The interest rate swap is classified in the balance sheet as either an asset or a liability based on the fair value of the instrument at the end of the period.

Financial Statement Classification

The Company holds derivative instruments that are designated as hedging instruments. The following table discloses the fair value as of February 28, 2022 and February 28, 2021 for derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	February 28, 2022	February 28, 2021
Designated derivative instruments
Foreign currency contracts	Prepaid expenses and other current assets	$—	$412
	Accrued expenses and other current liabilities	-	(731)
Interest rate swap	Other long-term liabilities	(188)	(446)

Total derivatives		$(188)	$(765)

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

During Fiscal 2022, the Company did not enter into any new forward foreign currency contracts. All forward foreign currency contracts entered into during Fiscal 2021 have been settled as of February 28, 2022 and were designated as cash flow hedges. The current outstanding notional value of the Company's interest rate swap at February 28, 2022 is $6,614. For cash flow hedges, the effective portion of the gain or loss is reported as a component of Other comprehensive (loss) income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The net gain recognized in Other comprehensive (loss) income for foreign currency contracts is expected to be recognized in cost of sales within the next three months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. During the years ended February 28, 2022 and February 28, 2021, no contracts originally designated for hedge accounting were de-designated. The gain or loss on the Company’s interest rate swap is recorded in Other comprehensive (loss) income and subsequently reclassified into Interest and bank charges in the period in which the hedged transaction affects earnings. As of February 28, 2022, no contracts originally designated for hedge accounting were terminated.

Activity related to cash flow hedges recorded during the twelve months ended February 28, 2022 and February 28, 2021 was as follows:

	February 28, 2022		February 28, 2021
	Gain Recognized in Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Income	(Loss) Gain Recognized in Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	$233	$(307)	$(720)	$(238)
Interest rate swaps	$258	$—	$30	$—

f)	Investment Securities

As of February 28, 2022 and February 28, 2021, the Company had the following investments:

February 28, 2022
Carrying Value
Investment Securities
Marketable Equity Securities
Mutual funds	$1,231
Total Marketable Equity Securities	1,231
Total Investment Securities	$1,231

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

Investments Held at Cost, Less Impairment

During Fiscal 2018, RxNetworks, a Canadian company in which Voxx held a cost method investment consisting of shares of the investee's preferred stock, was sold to a third party. The cash proceeds received by Voxx was subject to a hold-back provision, which was not included in the calculation of the gain recorded on the sale of this investment in Fiscal 2018. In Fiscal 2020, the Company received a portion of the proceeds that were held back in the Fiscal 2018 transaction to sell the RxNetworks investment, as the hold-back provision expired, and certain cash proceeds were released to Voxx. The Company recorded an investment gain of $775 for the year ended February 29, 2020 for these proceeds received. During the third quarter of Fiscal 2021, a final disbursement of all remaining proceeds related to the sale of the RxNetworks investment was received in the amount of $42, which was recorded as an investment gain for the year ended February 28, 2021.
g)	Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers.

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

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of automotive electronic, consumer electronic, and biometric products. Our consumer electronic products primarily consist of finished goods sold to retail and commercial customers, consisting of premium audio and other consumer electronic products. Our automotive products are sold both to OEM and aftermarket customers. Our biometric products are primarily sold to retail and commercial customers. We recognize revenue for sales to our customers when transfer of control of the related good or service has occurred. The majority of our revenue was recognized under the point in time approach for the years ended February 28, 2022, February 28, 2021, and February 29, 2020. Contract terms with certain of our OEM customers could result in products and services being transferred over time as a result of the customized nature of some of our products, together with contractual provisions in the customer contracts that provide us with an enforceable right to payment for performance completed to date; however, under typical terms, we do not have the right to consideration until the time of shipment from our manufacturing facilities or distribution centers, or until the time of delivery to our customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to our right to consideration at the time of shipment or delivery.

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

Under ASC Topic 606, we present a refund liability and a return asset within the Consolidated Balance Sheet. The changes in the refund liability are reported in net sales, and the changes in the return asset are reported in cost of sales in the Consolidated Statements of Operations and Comprehensive (Loss) Income. See Note 14 for return asset and refund liability balances as of February 28, 2022 and February 28, 2021.

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

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. See Note 14 for contract asset and liability balances as of February 28, 2022 and February 28, 2021.
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

Accounts receivable are comprised of the following:

	February 28, 2022	February 28, 2021
Trade accounts receivable	$108,915	$108,862
Less:
Allowance for credit losses	2,182	1,593
Allowance for cash discounts	1,108	1,104
	$105,625	$106,165

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers' current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within management's expectations and the provisions established, the Company cannot guarantee it will continue to experience the same credit loss rates that have been experienced in the past. The Company writes off accounts receivable balances when collection efforts have been exhausted and deemed uncollectible. Our five largest customer balances comprise 24% of our accounts receivable balance as of February 28, 2022. A significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of accounts receivable and our results of operations.

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

The Company has three supply chain financing agreements and factoring agreements with certain financial institutions to accelerate receivable collection and better manage cash flow. Under the agreements, the Company has agreed to sell these institutions certain of its accounts receivable balances from time to time. For those accounts receivables tendered to the banks that the banks choose to purchase, the banks have agreed to advance an amount equal to the net accounts receivable balances due, less a discount or fee as set forth in the respective agreements. The balances under these agreements are sold without recourse and are accounted for as sales of accounts receivable. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company's Consolidated Statements of Cash Flows. Total balances sold under the agreements, net of discounts, for the years ended February 28, 2022, February 28, 2021, and February 29, 2020 were approximately $89,400, $100,800 and $79,100, respectively. Fees incurred in connection with these agreements totaled approximately $260, $330 and $370 for the years ended February 28, 2022, February 28, 2021 and February 29, 2020, respectively, and are recorded within Interest and bank charges in the Consolidated Statements of Operations and Comprehensive (Loss) Income. During Fiscal 2020, the Company temporarily suspended two of its domestic supply chain finance arrangements, as the Company had sufficient cash on hand for operations, as well as due to rising fees charged on factored balances. During Fiscal 2021, the Company resumed its factoring activities under all of its agreements in response to general economic concerns related to the COVID-19 pandemic. The Company has the option to suspend and resume its activity under the existing arrangements at any time.
i)	Inventory

The Company values its inventory at the lower of cost or net realizable value ("NRV"). NRV is defined as estimated selling prices less costs of completion, disposal, and transportation. The cost of inventory is determined primarily on an average basis with a portion valued at standard cost, which approximates actual costs on the first-in, first-out basis. The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily on selling prices, indications from customers based upon current price negotiations and purchase orders.  The Company's industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand. In addition, and as necessary, specific reserves for future known or anticipated events may be established.  The Company recorded inventory write-downs of $2,912, $2,032 and $3,050 for the years ended February 28, 2022, February 28, 2021 and February 29, 2020, respectively.

Inventories by major category are as follows:

	February 28, 2022	February 28, 2021
Raw materials	$23,904	$21,228
Work in process	1,519	1,732
Finished goods	149,499	107,833
Inventory, net	$174,922	$130,793

j)	Property, Plant and Equipment

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

A summary of property, plant and equipment, net, is as follows:

	February 28, 2022	February 28, 2021
Land	$7,046	$7,068
Buildings	44,177	43,987
Property under finance lease	2,503	2,503
Furniture and fixtures	4,489	4,424
Machinery and equipment	10,287	9,785
Construction-in-progress	3,341	1,587
Computer hardware and software	41,962	41,178
Automobiles	710	729
Leasehold improvements	2,718	2,688
	117,233	113,949
Less accumulated depreciation and amortization	67,439	61,923
	$49,794	$52,026

Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	20	-	40 years
Furniture and fixtures	5	-	15 years
Machinery and equipment	5	-	15 years
Computer hardware and software	3	-	5 years
Automobiles			3 years

Leasehold improvements are depreciated over the shorter of the lease term or estimated useful life of the asset. Assets acquired under finance leases are amortized over the term of the respective lease.

Depreciation and amortization of property, plant and equipment amounted to $5,890, $5,607 and $5,343 for the years ended February 28, 2022, February 28, 2021 and February 29, 2020, respectively. Included in depreciation and amortization expense is amortization of computer software costs of $1,547, $1,252 and $1,474 for the years ended February 28, 2022, February 28, 2021 and February 29, 2020, respectively.

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

Voxx's reporting units that carry goodwill are Invision, Rosen, VSM, DEI, Klipsch, and Onkyo. The Company has three operating segments based upon its products and internal organizational structure (see Note 13). These operating segments are the Automotive Electronics, Consumer Electronics, and Biometrics segments. The Invision, Rosen, VSM, and DEI reporting units are located within the Automotive Electronics segment and the Klipsch and Onkyo reporting units are located within the Consumer Electronics segment.

The Company performed its annual impairment test for goodwill as of February 28, 2022. The Company performed its annual impairment test for one of its reporting units qualitatively and assessed whether it was more likely than not that the respective fair value of this reporting unit was less than its carrying amount. The Company determined that impairment of goodwill was not likely in this reporting unit and thus was not required to perform a quantitative analysis for this reporting unit. For the remaining reporting units, the Company performed a quantitative analysis and concluded that the fair values of the reporting units were in excess of their carrying value, with no impairment indicated as of February 28, 2022. The discount rates (developed using a weighted average cost of capital analysis) used in the goodwill quantitative test ranged from 14.6% to 30.0%. No goodwill impairment charges were recorded during the years ended February 28, 2022, February 28, 2021 and February 29, 2020. The goodwill balances of Invision, Klipsch, Rosen, VSM, DEI, and Onkyo at February 28, 2022 are $7,372, $46,533, $880, $572, $1,600, and $17,363, respectively.

The Company also tested its indefinite-lived intangible assets as of February 28, 2022 as part of its annual impairment testing. The Company performed its annual impairment test for one of its indefinite-lived intangibles qualitatively and assessed whether it was more likely than not that the respective fair value of this indefinite-lived intangible asset was less than its carrying amount. The Company determined that impairment of this indefinite-lived intangible was not likely, and thus was not required to perform a quantitative analysis for this indefinite-lived intangible asset. For the remaining indefinite-lived assets, the Company performed a quantitative analysis and concluded that none of these indefinite-lived assets were impaired for the year ended February 28, 2022. To perform these quantitative impairment analyses, the respective fair values were estimated using a relief-from-royalty method, applying royalty rates ranging from 1.5% to 6.5% for the trademarks after reviewing comparable market rates, the profitability of the products associated with relative intangible assets, and other qualitative factors. We determined that risk-adjusted discount rates ranging from 13.0% to 15.3% were appropriately developed using a weighted average cost of capital analysis. The long-term growth rates ranged from 1.0% to 3.0%.

At February 28, 2021, one of the indefinite-lived assets in the Consumer Electronics segment was impaired in the amount of $1,300. The impairment was the result of shortfalls in sales due to reduced demand of the product category. The assessments on the remaining indefinite-lived intangibles concluded that there was no additional impairment as of February 28, 2021. Related long-lived assets were tested for recoverability and determined to be recoverable and therefore no additional impairments related to long-lived assets were recorded in the Consumer Electronics segment

At February 29, 2020, several of the Company’s indefinite-lived intangible assets were determined to be impaired as a result of the annual impairment analysis. Specifically, the Company determined that several of its indefinite-lived trademarks in the Consumer Electronics segment were impaired. The impairments were the result of the Company being unable to secure product placement into customer stores, anticipated shortfalls in sales due to economic uncertainty as a result of the COVID-19 pandemic, reduced demand from a large traditional brick-and-mortar customer, along with continued declines in the German economy. As a result, several indefinite-lived tradenames in the Consumer Electronics segment were impaired resulting in impairment charges of $2,828 recorded for the year ended February 29, 2020. Related long-lived assets were tested for recoverability and determined to be recoverable and therefore no additional impairments related to long-lived assets were recorded in the Consumer Electronics segment. Additionally, in the Biometrics segment, the Company determined that its indefinite-lived trademark was impaired.  The impairment of the trademark was the result of lack of customer acceptance of the related technology, lower than anticipated results, adjusted expectations for demand and anticipated delays of product deployment with target customers due to economic uncertainty given the COVID-19 pandemic. Related long-lived assets in the Biometrics segment were tested for recoverability and determined not to be recoverable. The fair value of the long-lived assets that were not recoverable were estimated, and when compared to their carrying value, were determined to also be impaired. As a result, total impairments in the Biometric segment of $27,402 for indefinite-lived and definite-lived intangible assets were recorded for the year ended February 29, 2020.

The combined impairment charges for both the Consumer Electronics segment and the Biometrics segment aggregated $30,230 for the year ended February 29, 2020.

As a result of the Fiscal 2021 and Fiscal 2020 indefinite-lived intangible asset impairments, the Company evaluated the related long-lived assets at the lowest level for which there are separately identifiable cash flows. No impairments of related long-lived assets were noted for Fiscal 2021. For Fiscal 2020, impairments of $19,667 related to long-lived assets associated with the Biometrics segment were recorded. Additionally, no impairment charges were recorded related to definite-lived intangible assets for the years ended February 28, 2022, February 28, 2021, and February 29, 2020. Management determined that the current lives of its long-lived assets are appropriate.

Approximately 38.2% ($24,079) of the carrying value of the Company's indefinite lived trademarks are at risk of impairment and sensitive to changes and assumptions as of February 28, 2022. There can be no assurance that our estimates and assumptions made for purposes of impairment testing as of February 28, 2022 will prove to be accurate predictions of the future. Reduced demand for our existing product offerings, reductions of product placement at our customers, less than anticipated results, lack of acceptance of our new products, elimination of SKUs, the inability to successfully develop our brands, or unfavorable changes in assumptions used in the discounted cash flow model such as discount rates, royalty rates or projected long-term growth rates, could result in additional impairment charges in the future.

Goodwill

The change in the carrying value of goodwill is as follows:

	February 28, 2022	February 28, 2021	February 29, 2020
Beginning of period	$58,311	$55,000	$54,785
Goodwill acquired (see Note 2)	18,160	3,290	215
Adjustments to goodwill acquired, net (see Note 2)	(1,353)	21	—
Foreign currency translation	(798)	—	—
End of period	$74,320	$58,311	$55,000

Gross carrying value	$106,483	$90,474	$87,163
Accumulated impairment charges	(32,163)	(32,163)	(32,163)
Net carrying value	$74,320	$58,311	$55,000

	February 28, 2022	February 28, 2021	February 29, 2020
Automotive Electronics
Beginning of period	$11,778	$8,467	$8,252
Goodwill acquired (see Note 2)	—	3,290	215
Adjustments to goodwill acquired, net (see Note 2)	(1,353)	21	—
End of period	$10,425	$11,778	$8,467

Gross carrying value	$10,425	$11,778	$8,467
Accumulated impairment charge	—	—	—
Net carrying value	$10,425	$11,778	$8,467

Consumer Electronics
Beginning of period	$46,533	$46,533	$46,533
Goodwill acquired (see Note 2)	18,160	-	-
Adjustments to goodwill acquired (see Note 2)	-	-	-
Foreign currency translation	(798)	—	—
End of period	$63,895	$46,533	$46,533

Gross carrying value	$96,058	$78,696	$78,696
Accumulated impairment charge	(32,163)	(32,163)	(32,163)
Net carrying value	$63,895	$46,533	$46,533

Total goodwill, net	$74,320	$58,311	$55,000

Note: The Company's Biometrics segment did not carry a balance for goodwill at February 28, 2022, February 28, 2021, or February 29, 2020.

Intangible Assets

At February 28, 2022 and February 28, 2021, intangible assets consisted of the following:

	February 28, 2022
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (10-15.5 years)	$54,138	$39,669	$14,469
Trademarks/Tradenames (5.5-10 years)	17,466	1,927	15,539
Developed technology (7-10 years)	20,413	13,179	7,234
Patents (7-13 years)	6,736	5,562	1,174
License	1,400	1,400	-
Contracts	1,556	1,556	-
Total finite-lived intangible assets	$101,709	$63,293	38,416
Indefinite-lived intangible assets
Trademarks			63,034
Total intangible assets, net			$101,450

	February 28, 2021
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (4-15.5 years)	$54,688	$36,412	$18,276
Trademarks/Tradenames (5.5-10 years)	5,545	811	4,734
Developed technology (7 years)	14,144	12,516	1,628
Patents (4-13 years)	6,736	4,629	2,107
License	1,400	1,400	-
Contracts	1,556	1,556	-
Total finite-lived intangible assets	$84,069	$57,324	26,745
Indefinite-lived intangible assets
Trademarks			63,359
Total intangible assets, net			$90,104

The weighted-average remaining amortization period for amortizing intangibles acquired during the year ended February 28, 2022 is approximately 9 years.

The Company expenses the renewal costs of patents as incurred. The weighted-average period before the renewal of our patents is approximately 6 years.

Amortization expense for intangible assets amounted to $6,508, $5,426 and $7,010 for the years ended February 28, 2022, February 28, 2021 and February 29, 2020, respectively.  At February 28, 2022, the estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding five fiscal years is as follows:

Fiscal Year	Amount
2023	$6,501
2024	6,148
2025	5,886
2026	5,783
2027	3,551

l)	Sales Incentives

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

A summary of the activity with respect to accrued sales incentives is provided below:

	Year Ended	Year Ended	Year Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Accrued sales incentives, opening balance	$25,313	$12,250	$13,574
Liabilities acquired during acquisition	—	-	28
Accruals	58,490	67,337	35,345
Payments and credits	(59,644)	(54,102)	(36,583)
Reversals for unearned sales incentives	(404)	(172)	(114)
Accrued sales incentives, ending balance	$23,755	$25,313	$12,250

The majority of the reversals of previously established sales incentive liabilities pertain to sales recorded in prior periods.
m)	Advertising

Excluding co-operative advertising as discussed in Note 1(l) above, the Company expensed the cost of advertising, as incurred, of $5,376, $4,605 and $4,905 for the years ended February 28, 2022, February 28, 2021 and February 29, 2020, respectively.
n)	Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $12,115, $7,940 and $7,748 for the years ended February 28, 2022, February 28, 2021 and February 29, 2020, respectively, net of customer reimbursement, of $58, $120 and $266, respectively, and are included within Engineering and Technical Support expenses on the Consolidated Statements of Operations and Comprehensive (Loss) Income. Reimbursements from OEM customers for development services are reflected as a reduction of research and development expense because the performance of contract development services is not central to the Company's operations.

o)	Product Warranties and Product Repair Costs

The Company generally warranties its products against certain manufacturing and other defects. This warranty does not provide a service beyond assuring that the products comply with agreed-upon specifications and is not sold separately. The Company provides warranties for all of its products ranging primarily from 30 days to 3 years. The Company also provides limited lifetime warranties for certain products, which limit the end user's remedy to the repair or replacement of the defective product during its lifetime, as well as for certain vehicle security products for the life of the vehicle for the original owner. Warranty expenses are accrued at the time the related revenue is recognized, based on the Company's estimated cost to repair or replace expected product returns for warranty matters. This liability is based primarily on historical experiences of actual warranty claims as well as current information on repair costs and contract terms with certain manufacturers. The warranty liability of $4,470 and $4,403 is recorded in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets as of February 28, 2022 and February 28, 2021, respectively. In addition, the Company records a reserve for product repair or replace costs which is based upon the quantities of defective inventory on hand and an estimate of the cost to repair such defective inventory. The reserve for product repair costs of $1,152 and $887 is recorded as a reduction to inventory in the accompanying Consolidated Balance Sheets as of February 28, 2022 and February 28, 2021, respectively. Warranty claims and product repair costs expense for the years ended February 28, 2022, February 28, 2021 and February 29, 2020 were $4,583, $3,065 and $4,935, respectively.

Changes in the Company's accrued product warranties and product repair costs are as follows:

	Year Ended	Year Ended	Year Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Beginning balance	$5,290	$4,748	$4,469
Liabilities (adjusted) acquired during acquisitions	(352)	1,200	188
Accrual for warranties issued during the year and repair cost	4,583	3,065	4,935
Warranty claims settled during the year	(3,899)	(3,723)	(4,844)
Ending balance	$5,622	$5,290	$4,748

p)	Foreign Currency

Assets and liabilities of subsidiaries located outside the United States whose cash flows are primarily in local currencies have been translated at rates of exchange at the end of the period or historical exchange rates, as appropriate in accordance with ASC 830, "Foreign Currency Matters" ("ASC 830"). Revenues and expenses have been translated at the weighted-average rates of exchange in effect during the period.  Gains and losses resulting from translation are recorded in the cumulative foreign currency translation account in Accumulated other comprehensive loss. For the years ended February 28, 2022, February 28, 2021 and February 29, 2020, the Company recorded total net foreign currency transaction (losses) gains in the amount of $(635), $(862) and $405, respectively.

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

The Venezuelan government has devalued the Bolivar Fuerte several times in an attempt to address continuing hyperinflation. For the years ended February 28, 2022, February 28, 2021 and February 29, 2020, total net currency exchange gains (losses) recorded related to Venezuela were not significant. All currency exchange gains and losses are included in Other (expense) income on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company holds certain long-lived assets in Venezuela, which includes an office location for local personnel, as well as other rental properties. The subsidiary’s automotive operations are currently suspended, and all of these properties are held for investment purposes as of February 28, 2022 and had no value.
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
r)	Net (Loss) Income Per Common Share

Basic net (loss) income per common share, net of non-controlling interest, is based upon the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per common share reflects the potential dilution that would occur if common stock equivalent securities or other contracts to issue common stock were exercised or converted into common stock.

There are no reconciling items impacting the numerator of basic and diluted net (loss) income per common share.  A reconciliation between the denominator of basic and diluted net (loss) income per common share is as follows:

	Year Ended	Year Ended	Year Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Weighted-average common shares outstanding (basic)	24,287,179	24,201,221	24,394,663
Effect of dilutive securities:
Stock grants, restricted stock units, and market stock units	-	448,885	—
Weighted-average common and potential common shares outstanding (diluted)	24,287,179	24,650,106	24,394,663

Stock grants, restricted stock units, and market stock units totaling 737,513, 12,757 and 701,024 for the years ended February 28, 2022, February 28, 2021 and February 29, 2020, respectively, were not included in the net (loss) income per common share calculation because the settlement price of the stock grants, restricted stock units and market stock units was greater than the average market price of the Company's common stock during these periods, or because the inclusion of these components would have been anti-dilutive.
s)	Other (Expense) Income

Other (expense) income is comprised of the following:

	Year Ended	Year Ended	Year Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Foreign currency (loss) gain	$(635)	$(862)	$405
Interest income	72	83	918
Rental income	678	739	692
Miscellaneous	208	786	317
Total other, net	$323	$746	$2,332

Interest income for the years ended February 28, 2022 and February 28, 2021 decreased as compared to the year ended February 29, 2020 as a result of lower interest rates earned on the Company’s money market investments and a lower balance of funds available to invest.

t)	Accounting for the Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets are reviewed for impairment in accordance with ASC 360 whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability of long-lived assets is measured by comparing the carrying value of the assets to their estimated fair market value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. See Note 1(k) for discussion of the impairment of long-lived assets in connection with the Company’s annual intangible impairment testing for the years ended February 28, 2021 and February 29, 2020. There were no impairments of long-lived assets recorded during the year ended February 28, 2022.

u)	Accounting for Stock-Based Compensation

The Company has a stock-based compensation plan under which employees and non-employee directors may be granted incentive stock options ("ISO's") and non-qualified stock options ("NQSO's") to purchase shares of Class A common stock. Under the plan, the exercise price of the ISO's granted to a ten percent stockholder must equal 110% of the fair market value of the Company's Class A common stock  on the date of grant. The exercise price of all other options and Stock Appreciation Right ("SAR") awards may not be less than 100% of the fair market value of the Company's Class A common stock on the date of grant. If an option or SAR is granted pursuant to an assumption of, or substitution for, another option or SAR pursuant to a Corporate Transaction, and in a manner consistent with Section 409A of the Internal Revenue Code (the “Code”), the exercise or strike price may be less than 100% of the fair market value on the date of grant. The plan permits for options to be exercised at various intervals as determined by the Board of Directors. However, the maximum expiration period is ten years from date of grant. The vesting requirements are determined by the Board of Directors at the time of grant.  Exercised options are issued from authorized Class A common stock. As of February 28, 2022, approximately 1,147,000 shares were available for future grants under the terms of these plans.

Options are measured at the fair value of the award at the date of grant and are recognized as an expense over the requisite service period. Compensation expense related to stock-based awards with vesting terms are amortized using the straight-line attribution method. There were no stock options granted during the years ended February 28, 2022, February 28, 2021, or February 29, 2020. During the years ended February 28, 2022, February 28, 2021 and February 29, 2020 there were no stock-based compensation costs or professional fees recorded by the Company and the Company had no unrecognized compensation costs at February 28, 2022 related to stock options and warrants.

Restricted stock awards are granted pursuant to the Company’s 2012 Equity Incentive Plan (the “2012 Plan”). A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates for a reason other than death, disability, or retirement, prior to the release of the restrictions. Shares under restricted stock grants are not issued to the grantees before they vest. The Company’s Omnibus Equity Incentive Plan was established in 2014 (the “2014 Plan”). Pursuant to the 2014 Plan, Restricted Stock Units (“RSU’s”) may be awarded by the Company to any individual who is employed by, provides services to, or serves as a director of, the Company or its affiliates. RSU’s are granted based on certain performance criteria and vest on the later of three years from the date of grant, or the grantee reaching the age of 65 years. The shares will also vest upon termination of the grantee's employment by the Company without cause, provided that the grantee, at the time of termination, has been employed by the Company for at least 10 years, or as a result of the sale of all of the issued and outstanding stock, or all, or substantially all, of the assets of the subsidiary of which the grantee serves as CEO and/or President. When vested shares are issued to the grantee, the awards will be settled in shares or in cash, at the Company's sole option. The grantees cannot transfer the rights to receive shares before the restricted shares vest. There are no market conditions inherent in the award, only an employee performance requirement, and the service requirement that the respective employee continues employment with the Company through the vesting date. The Company expenses the cost of the RSU’s on a straight-line basis over the requisite service period of each employee. During the years ended February 28, 2022, February 28, 2021 and February 29, 2020, an additional 48,527, 48,269, and 71,352 RSU’s were granted under the 2014 Plan, respectively. The fair market value of the RSU’s, $13.59, $5.76, and $4.65 for Fiscal 2022, Fiscal 2021, and Fiscal 2020, respectively, were determined based on the mean of the high and low price of the Company's common stock on the grant dates.

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

-

Additional stock grants of 100,000 shares of Class A Common Stock to be issued on each of March 1, 2020, March 1, 2021, and March 1, 2022 under the 2012 Plan. Compensation expense of $157, $409, and $679 was recognized during the years ended February 28, 2022, February 28, 2021, and February 29, 2020, respectively, based upon the grant fair value of $4.15 per share using the graded vesting attribution method.

-

Grant of market stock units (“MSU’s”) up to a maximum value of $5,000, based upon the achievement of a 90-calendar day average stock price of no less than $5.49 over the performance period ending on the third and fifth anniversary of the effective date of the Employment Agreement. The value of the MSU award increases based upon predetermined targeted 90-calendar day average stock prices with a maximum of $5,000 if the 90-calendar day average high stock price equals or exceeds $15.00. The award is weighted toward achievement of a significant increase in our stock price as half of the award will be granted to Mr. Lavelle only if the 90-calendar day high stock price equals or exceeds $13.00. The average stock price is calculated based on the highest average closing price of one share of our Class A common stock, as reported on the NASDAQ Stock Market during any 90-calendar day period prior to each measurement date. The number of shares to be issued under the 2012 Plan related to the MSUs based upon achievement of the maximum award value of $5,000, and if issued at $15.00 per share, is estimated at 333,333 shares. Actual results may differ based upon when the high average stock price is achieved and settled. The Company used a Monte Carlo simulation to calculate the fair value of the award on the grant date. A Monte Carlo simulation requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date. We recognized stock-based compensation expense of $241, $241, and $157 for the years ended February 28, 2022, February 28, 2021, and February 29, 2020, respectively, related to these MSU’s using the graded vesting attribution method over the performance period. As of February 28, 2022, all of the MSU’s remain outstanding.

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

The following table presents a summary of the activity related to the 2014 Plan and the initial stock grant and additional stock grants under the Employment Agreement for the year ended February 28, 2022:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested share balance at February 28, 2019	470,807	$5.49
Granted	571,352	4.21
Vested	(127,007)	4.18
Vested and settled	(200,000)	4.15
Forfeited	—	—
Unvested share balance at February 29, 2020	715,152	$5.07
Granted	88,269	7.18
Vested	(99,697)	7.21
Vested and settled	(100,000)	4.15
Forfeited	—	—
Unvested share balance at February 28, 2021	603,724	$5.18
Granted	48,527	13.59
Vested	(197,891)	5.76
Vested and settled	(100,000)	4.15
Forfeited	—	—
Unvested share balance at February 28, 2022	354,360	$6.30

At February 28, 2022, there were 476,209 shares of vested and unissued shares under the 2014 Plan with a weighted average fair value of $6.90. During the year ended February 28, 2021, vested RSU awards for two of the Company’s former employees, totaling 105,123 award units, were settled in cash in an amount totaling $575.

During the years ended February 28, 2022, February 28, 2021 and February 29, 2020 the Company recorded $907, $1,749 and $2,282, respectively, in stock-based compensation related to the 2014 Plan, and the initial stock grant, additional stock grants, and MSU’s under the Employment Agreement. As of February 28, 2022, unrecognized stock-based compensation expense related to unvested RSU’s was approximately $1,220 and will be recognized over the requisite service period of each employee.

v)	Accumulated Other Comprehensive Loss

	Foreign Currency Translation (Losses) Gains	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2019	$(16,222)	$(798)	$76	$(16,944)
Other comprehensive loss before reclassifications	(1,517)	(89)	(157)	(1,763)
Reclassified from accumulated other comprehensive (loss) income	—	—	(348)	(348)
Net current-period other comprehensive loss	(1,517)	(89)	(505)	(2,111)
Balance at February 29, 2020	$(17,739)	$(887)	$(429)	$(19,055)
Other comprehensive income (loss) before reclassifications	4,365	18	(470)	3,913
Reclassified from accumulated other comprehensive loss	-	-	165	165
Net current-period other comprehensive income (loss)	4,365	18	(305)	4,078
Balance at February 28, 2021	$(13,374)	$(869)	$(734)	$(14,977)
Other comprehensive (loss) income before reclassifications	(3,317)	158	485	(2,674)
Reclassified from accumulated other comprehensive loss	-	-	148	148
Net current-period other comprehensive (loss) income	(3,317)	158	633	(2,526)
Balance at February 28, 2022	$(16,691)	$(711)	$(101)	$(17,503)

During the years ended February 28, 2022, February 28, 2021 and February 29, 2020, the Company recorded other comprehensive income (loss), net of associated tax impact of $(40), (74) and $38, respectively, related to pension plan adjustments, and $(101), $106 and $35, respectively, related to derivatives designated in a hedging relationship.

The other comprehensive (loss) income before reclassification for foreign currency translation of $(3,317), $4,365, and $(1,517), respectively, includes the remeasurement of intercompany transactions of a long term investment nature of $320, (1,244) and $(56), respectively, with certain subsidiaries whose functional currency is not the U.S. dollar, and $(3,637), $5,608 and $(1,461), respectively, from translating the financial statements of the Company's non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar. Intercompany loans and transactions that are of a long-term investment nature are remeasured and resulting gains and losses shall be reported in the same manner as translation adjustments. Within foreign currency translation (losses) gains in Other comprehensive (loss) income for the years ended February 28, 2022, February 28, 2021 and February 29, 2020, the Company recorded total gains (losses) of $(2,728), $4,136, and $(1,435), respectively, related to the Euro; $(245), $261, and $(22), respectively, related to the Canadian Dollar; $25, (53) and $(17), respectively, for the Mexican Peso, as well as $(120), $21 and $(24), respectively, for various other currencies. For the year ended February 28, 2022, Other comprehensive (loss) income also included foreign currency gains of $(249) from the Japanese Yen, generated by the Company’s Onkyo subsidiary, which was established in September 2021 and was not present in previous fiscal years. These adjustments were caused by the strengthening/(weakening) of the U.S. Dollar against the Euro, Canadian Dollar, and the Mexican Peso between -2% and 8% in Fiscal 2022, -10% and 6% in Fiscal 2021, and 2% and 4% in Fiscal 2020.
w)	New Accounting Pronouncements

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

Onkyo

On April 29, 2021, the Company’s subsidiary, PAC signed a Letter of Intent to acquire the home audio/video business of Onkyo Home Entertainment Corporation (“OHEC”), along with Sharp Corporation (“Sharp”) as PAC’s partner. On May 26, 2021, PAC and Sharp signed an asset purchase agreement (“APA”) to jointly acquire the home audio/video business of OHEC through a joint venture entity. The APA was approved by OHEC’s shareholders at its ordinary general meeting of shareholders on June 25, 2021 and on June 28, 2021, the Company announced that PAC had entered into a joint venture with Sharp in order to execute the transaction. PAC owns 77.2% of the joint venture and has 85.1% voting interest and Sharp owns 22.8% of the joint venture and has 14.9% voting interest. On September 8, 2021, the newly formed joint venture, Onkyo Technology KK (“Onkyo”), completed the transaction to acquire the home audio/video business of OHEC. The acquired assets consisted of intangible assets.

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

The following summarizes the preliminary allocation of the purchase price based upon the fair value of the assets acquired at the date of acquisition:

	September 8, 2021	Measurement Period Adjustments	September 8, 2021 (as adjusted)
Purchase price:
Cash paid	$21,989	$-	$21,989
Assignment of notes and interest receivable	8,417	-	8,417
Fair value of contingent consideration	6,710	68	6,778
Total transaction consideration	$37,116	$68	$37,184

Allocation:
Intangible assets	$26,929	$(7,905)	$19,024
Goodwill	10,187	7,973	18,160
Total assets acquired	$37,116	$68	37,184

During the fourth quarter of Fiscal 2022, the Company recorded a net measurement period adjustment that increased goodwill by $ 7,973. The measurement period adjustment would have resulted in a decrease in amortization expense related to tradenames and technology in the third quarter of Fiscal 2022 and was not significant. The purchase price allocation presented above is based upon preliminary estimates, including Level 3 inputs which were unobservable and subject to change. The assets acquired include tradenames, technology, and goodwill. The amounts assigned to goodwill and intangible assets for the acquisition are as follows:

	September 8, 2021 (as adjusted)	Amortization Period (Years)
Goodwill	$18,160	N/A
Tradenames	12,468	10
Technology	6,556	5
	$37,184

Contingent consideration is payable to OHEC based upon the calculation of 2% of the total price of certain future product purchases, as defined in the APA, by PAC. Such payments will be made to OHEC in perpetuity. The fair value of the contingent consideration was determined using an income approach, by estimating potential payments based on projections of future inventory purchases multiplied by the 2% payment and discounting them back to their present values using a weighted average cost of capital. A second discount rate was applied to account for the Company’s credit risk to arrive at the present value of the payments. As there is no set term and the payments will be made in perpetuity, a one-stage Gordon Growth Model was used to account for expected payments made beyond the last year of projections.

The preliminary fair value of the intangible assets and contingent consideration were estimated with the assistance of a third-party valuation expert. The purchase price allocation above is preliminary. We are in the process of refining the valuation of acquired assets, including goodwill, and expect to finalize the purchase price allocation no later than one year after the acquisition date, which is September 8, 2022. Finalization of the valuation during the measurement period could result in significant changes in the amounts recorded for the acquisition date fair value. Goodwill was determined as the excess of the purchase price over the fair value of the assets acquired, including identifiable intangible assets, all of which is deductible for tax purposes. Goodwill represents workforce and expected cash flow generation for the Onkyo business that does not qualify for separate recognition as intangible assets.

The Company consolidates the financial results of Onkyo since the acquisition date for financial reporting purposes. The non-controlling interest has been classified as redeemable non-controlling interest outside of equity on the accompanying Consolidated Balance Sheet as the exercise of the put option is not within the Company’s control. The carrying value of the redeemable non-controlling interest of Onkyo cannot be less than the redemption amount, which is the amount the put option would be settled for if exercised. Adjustments to reconcile the carrying value to the redemption amount are recorded immediately to retained earnings. No adjustment was made to the carrying amount of the redeemable non-controlling interest at February 28, 2022 as the carrying amount was in excess of the redemption amount.

The following table provides the rollforward of the redeemable non-controlling interest for the year ended February 28, 2022:

Redeemable Non-controlling Interest
Balance at February 28, 2021	$-
Initial investment by Sharp	2,069
Net loss attributable to non-controlling interest	(1,483)
Foreign currency translation	(75)
Balance at February 28, 2022	$511

The purpose of this acquisition was to expand the Company’s market share and product offerings within the premium audio industry. The joint venture owns the Onkyo and Integra brands and has the licensing rights to the Pioneer brands, and will market and sell a variety of products under the Onkyo, Integra, and Pioneer brands. Onkyo’s results of operations are included in the consolidated financial statements of Voxx in our Consumer Electronics segment from September 8, 2021, and represent approximately 0.8% of the Company’s net sales for the year ended February 28, 2022. Prior to the acquisition, PAC operated under a distribution agreement with OHEC through its 11 Trading Company subsidiary, selling Onkyo and Pioneer products to Voxx customers. No additional customer contracts were acquired in conjunction with the acquisition and 11TC continues to sell these products to the same pre-acquisition customer base.

Historical financial statements for Onkyo prior to the acquisition were not available and it is impracticable for the Company to determine the impact the acquisition would have had on the Company’s revenue or net (loss) income had it been included in the consolidated results of the Company for the full year ended February 28, 2022, or the year ended February 28, 2021.

Directed LLC and Directed Electronics Canada, Inc.

On July 1, 2020, the Company completed the acquisition of certain assets and liabilities, which comprise the aftermarket vehicle remote start and security systems and connected car solutions (telematics) businesses of Directed LLC and Directed Electronics Canada Inc. (collectively, with Directed LLC, “Directed”) via an asset purchase agreement. The acquired assets included inventory, accounts receivable, certain fixed assets, IT systems, and intellectual property. The cash purchase price was $11,000. Net sales from the Company’s newly formed subsidiaries, VOXX DEI LLC and VOXX DEI Canada, Ltd. (collectively, with VOXX DEI LLC, “DEI”), included in our consolidated results for the years ended February 28, 2022 and February 28, 2021 represented approximately 10.4% and 8.4% of our consolidated net sales, respectively. DEI’s results of operations are included in the consolidated financial statements of Voxx in our Automotive Electronics segment. The purpose of this acquisition was to expand the Company’s market share within the automotive electronics industry.

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

During Fiscal 2022 and Fiscal 2021, the Company recorded cumulative net measurement period adjustments that decreased goodwill by $1,690, as presented in the table above. The measurement period adjustment would have resulted in an insignificant decrease in amortization expense related to the customer relationships in the second quarter of Fiscal 2021. The Company made these measurement period adjustments to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. Goodwill was determined as the excess of the purchase price over the fair value of the assets acquired (including the identifiable intangible assets) and represents synergies expected.

Vehicle Safety Holdings Corp.

On January 31, 2020, Voxx acquired certain assets and assumed certain liabilities of Vehicle Safety Holdings Corp. (“VSHC”) via an asset purchase agreement for a cash purchase price of $16,500. Results of operations from the Company’s newly formed subsidiary, VSM-Rostra LLC (“VSM”), have been included in the consolidated financial statements of Voxx, in our Automotive Electronics segment, from the date of acquisition. Net sales from VSM included in our consolidated results represented 4.2% of our consolidated net sales for both of the years ended February 28, 2022 and February 28, 2021 and less than 1% for the year ended February 29, 2020. The purpose of this acquisition was to expand the Company’s product offerings and market share, as VSM is a leading developer, manufacturer, and distributor of automotive safety electronics.

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

Effective September 1, 2015, Voxx acquired a majority voting interest in substantially all of the assets and certain specified liabilities of EyeLock, Inc. and EyeLock Corporation, a market leader of iris-based identity authentication solutions, through a newly formed entity, EyeLock LLC. The Company has issued EyeLock LLC a promissory note for the purposes of repaying protective advances and funding working capital requirements of the company. On August 29, 2021, this promissory note was amended and restated to allow EyeLock LLC to borrow up to maximum of $68,200. Through March 1, 2019, interest on the outstanding principal of the loan accrued at 10%. From March 1, 2019 forward, interest accrues at 2.5%. The amended and restated promissory note is due on December 31, 2022. The outstanding principal balance of this promissory note is convertible at the sole option of Voxx into units of EyeLock LLC. If Voxx chooses not to convert into equity, the outstanding loan principal of the amended and restated promissory note will be repaid at a multiple of 1.50 based on the repayment date. The agreement includes customary events of default and is collateralized by all of the property of EyeLock LLC.

We have determined that we hold a variable interest in EyeLock LLC as a result of:

•	our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and
•	the loan agreement with EyeLock LLC, which has a total outstanding principal balance of $66,390 as of February 28, 2022.

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

On April 29, 2021, EyeLock LLC entered into a three-year exclusive distribution agreement (the “Agreement”) with GalvanEyes LLC (“GalvanEyes”), a Florida LLC managed by Beat Kahli, the largest holder of Voxx’s Class A Common Shares. The Agreement provides that GalvanEyes will become the exclusive distributor of EyeLock products in the European Union, Switzerland, Puerto Rico, Malaysia, and Singapore, with the exception of any existing customer relationships. GalvanEyes was also granted exclusive distribution rights in the United States for the residential real estate market and specific U.S. Government agencies, and non-exclusive distribution rights in all other territories and verticals with the Company’s consent. The Agreement also includes a put/call arrangement, whereby GalvanEyes has the right to put the exclusivity back to EyeLock after the initial two-year period for a 20.0% interest in EyeLock. In turn, EyeLock has the ability to call the exclusivity during the term of the Agreement, based on the occurrence of certain events, which would result in a 20.0% equity interest given to GalvanEyes. Under the Agreement, in addition to paying for any products purchased, GalvanEyes has agreed to pay EyeLock $10,000 in the form of an annual fee, over a two-year period, of up to $5,000 per year, with payments on a quarterly basis beginning on September 1, 2021. Any gross profit generated on the sale of EyeLock LLC products by GalvanEyes will be deducted from the annual fee. The value of the put/call arrangement was not significant at February 28, 2022. On February 28, 2022, the Company received a payment in the amount of $1,250 for the quarterly installment payment due from GalvanEyes for the three months ended February 28, 2022. The Company has also recorded a corresponding liability within Other long-term liabilities on the accompanying Consolidated Balance Sheet, representing a prepayment made by GalvanEyes of a 20% interest in EyeLock upon exercise of the put option. The balance of this liability at February 28, 2022 is $2,451, which includes the balance receivable at February 28, 2022, as well as previous payments received to date.

Assets and Liabilities of EyeLock LLC

The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheets as of February 28, 2022 and February 28, 2021:

	February 28, 2022	February 28, 2021
Assets
Current assets:
Cash and cash equivalents	$25	$-
Accounts receivable, net	47	167
Inventory, net	2,028	2,245
Prepaid expenses and other current assets	245	30
Total current assets	2,345	2,442
Property, plant and equipment, net	39	39
Intangible assets, net	2,057	2,329
Other assets	59	60
Total assets	$4,500	$4,870
Liabilities and Partners' Deficit
Current liabilities:
Accounts payable	$1,023	$1,396
Interest payable to VOXX	13,099	11,453
Accrued expenses and other current liabilities	766	824
Due to VOXX	66,390	61,072
Total current liabilities	81,278	74,745
Other long-term liabilities	3,651	1,200
Total liabilities	84,929	75,945
Commitments and contingencies
Partners' deficit:
Capital	41,416	41,416
Retained losses	(121,845)	(112,491)
Total partners' deficit	(80,429)	(71,075)
Total liabilities and partners' deficit	$4,500	$4,870

The assets of EyeLock LLC can only be used to satisfy the obligations of EyeLock LLC.

Revenue and Expenses of EyeLock LLC

The following table sets forth the revenue and expenses of EyeLock LLC that were included in our Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended February 28, 2022, February 28, 2021, and February 29, 2020:

	Year Ended	Year Ended	Year Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Net sales	$882	$836	$476
Cost of sales	694	1,025	826
Gross profit	188	(189)	(350)
Operating expenses:
Selling	653	603	710
General and administrative	1,410	1,785	4,625
Engineering and technical support	5,817	4,674	5,144
Intangible asset impairment charges (Note 1(k))	-	-	27,402
Total operating expenses	7,880	7,062	37,881
Operating loss	(7,692)	(7,251)	(38,231)
Other (expense) income:
Interest and bank charges	(1,662)	(1,475)	(1,279)
Other, net	—	—	81
Total other expense, net	(1,662)	(1,475)	(1,198)
Loss before income taxes	(9,354)	(8,726)	(39,429)
Income tax expense	—	—	—
Net loss	$(9,354)	$(8,726)	$(39,429)

4)	Receivables from Vendors

The Company has recorded receivables from vendors in the amount of $363 and $277 as of February 28, 2022 and February 28, 2021, respectively. Receivables from vendors primarily represent prepayments on product shipments and product reimbursements.
5)	Equity Investment

The Company has a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary ("ASA"), which acts as a distributor of mobile electronics specifically designed for niche markets within the Automotive industry, including RV’s; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles. ASC 810 requires the Company to evaluate non-consolidated entities periodically, and as circumstances change, to determine if an implied controlling interest exists. During Fiscal 2022, the Company evaluated this equity investment and concluded that ASA is not a variable interest entity.  ASA’s fiscal year end is November 30, 2021; however, the results of ASA as of and through February 28, 2022 have been recorded in the consolidated financial statements.

The following presents summary financial information of ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	February 28, 2022	February 28, 2021
Current assets	$46,202	$49,956
Non-current assets	7,382	4,757
Liabilities	10,888	8,179
Members' equity	42,696	46,534

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Net sales	$114,825	$95,866	$98,632
Gross profit	27,517	24,124	21,342
Operating income	15,695	12,938	10,014
Net income	15,780	14,700	10,348

The Company's share of income from ASA for the years ended February 28, 2022, February 28, 2021 and February 29, 2020 was $7,890, $7,350 and $5,174, respectively. In addition, the Company received cash distributions from ASA totaling $9,809, $6,009 and $5,136 during the years ended February 28, 2022, February 28, 2021 and February 29, 2020, respectively.

Undistributed earnings from equity investments amounted to $16,022 and $17,941 at February 28, 2022 and February 28, 2021, respectively.

Net sales transactions between the Company and ASA were $315, $260 and $501 for the years ended February 28, 2022, February 28, 2021 and February 29, 2020, respectively. Accounts receivable balances from ASA were $68 and $37 as of February 28, 2022 and February 28, 2021, respectively.

6)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	February 28, 2022	February 28, 2021
Commissions	$934	$971
Employee compensation	17,082	18,283
Professional fees and accrued settlements	1,620	922
Future warranty	4,470	4,403
Refund liability	5,469	5,145
Freight and duty	10,342	11,134
Royalties, advertising and other	14,742	12,534
Total accrued expenses and other current liabilities	$54,659	$53,392

Included in royalties, advertising, and other in the table above as of February 28, 2022 and February 28, 2021 are accrued environmental charges of $337 and $394, respectively, related to soil contamination at one of the Company's operating facilities in Germany that is in the process of being remediated at February 28, 2022. Charges initially accrued during the year ended February 28, 2019 were estimated based on assessments asserted by a local government authority and estimates provided by a third-party engineering firm.
7)	Financing Arrangements

The Company has the following financing arrangements:

	February 28, 2022	February 28, 2021
Domestic credit facility (a)	$—	$—
Florida mortgage (b)	6,614	7,114
Euro asset-based lending obligation - VOXX Germany (c)	1,906	—
Shareholder loan payable to Sharp (d)	4,718	—
Total debt	13,238	7,114
Less: current portion of long-term debt	2,406	500
Long-term debt before debt issuance costs	10,832	6,614
Less: debt issuance costs	1,046	652
Total long-term debt	$9,786	$5,962

a)	Domestic Bank Obligations

The Company has a senior secured credit facility (the “Credit Facility") with Wells Fargo Bank, N.A. (“Wells Fargo”) that provides for a revolving credit facility with committed availability of up to $140,000. The Credit Facility also includes a $30,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 7(b)). As of February 28, 2022, there was no balance outstanding under the revolving credit facility. The remaining availability under the revolving credit line of the Credit Facility was $127,486 as of February 28, 2022.

Any amounts outstanding under the Credit Facility will mature and become immediately due on April 19, 2026; however, the Credit Facility is subject to acceleration upon the occurrence of an Event of Default (as defined in the Credit Agreement). The Company may prepay any amounts outstanding at any time, subject to payment of certain breakage and redeployment costs relating to LIBOR Rate Loans. Commitments under the Credit Facility may be irrevocably reduced at any time, without premium or penalty as set forth in the Credit Facility.

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that swingline loans may only be designated as Base Rate Loans. Loans under the Credit Facility designated as LIBOR Rate Loans shall bear interest at a rate equal to the then-applicable LIBOR Rate plus a range of 1.75% - 2.25% (2.00% at February 28, 2022). Loans under the Credit Facility designated as Base Rate Loans shall bear interest at a rate equal to the applicable margin for Base Rate Loans of 0.75% - 1.25%, as defined in the agreement and shall not be lower than 1.75% (4.00% at February 28, 2022). The amendment to the Credit Facility in April 2021 provided for a Benchmark Replacement that will replace the LIBOR rate for all revolver usage. The Benchmark Replacement is subject to the occurrence of a Benchmark Transition Event, as defined in the Second Amended and Restated Credit Agreement and becomes effective after a five-day transition period following the event.

Provided the Company is in a Compliance Period (the period commencing on the day in which Excess Availability is less than 20% of the Maximum Revolver Amount and ending on a day in which Excess Availability is equal to or greater than 20% for any consecutive 30-day period thereafter), the Credit Facility requires compliance with a financial covenant calculated as of the last day of each month consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v)  change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the Credit Facility, the lenders would have the right to assume dominion and control over the Company's cash. As of February 28, 2022, the Company was not in a Compliance Period.

The obligations under the Credit Facility are secured by a general lien on, and security interest in, substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles, and inventory. The Company has guaranteed the obligations of the borrowers under the Credit Facility.

The Company has deferred financing costs related to the Credit Facility and previous amendments and modifications of the Credit Facility. In conjunction with the amendment to its Credit Facility on April 19, 2021, the Company incurred additional financing fees of $667 that will be amortized over the remaining term of the facility. The Company accounted for the April 2021 amendment to the Credit Facility as a modification of debt. Deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance and are amortized through Interest and bank charges in the Consolidated Statements of Operations and Comprehensive (Loss) Income over the remaining term of the Credit Facility. The Company amortized $241 during the year ended February 28, 2022 and $539 during both of the years ended February 28, 2021 and February 29, 2020. The net unamortized balance of these deferred financing costs at February 28, 2022 is $922.

Charges incurred on the unused portion of the Credit Facility and its predecessor revolving credit facility during the years ended February 28, 2022, February 28, 2021 and February 29, 2020 totaled $739, $504 and $503, respectively, and are included within Interest and Bank Charges on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

b)	Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida (the “Construction Loan”).  Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. The Florida Mortgage bears interest at 70% of 1-month LIBOR plus 1.54% (1.71% at February 28, 2022) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The Company is in compliance with the financial covenants of the Florida Mortgage, which are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016 and amended in April 2021. The amendment to the Credit Facility in April 2021 provided for a Benchmark Replacement that will replace the LIBOR rate for the Florida Mortgage. The Benchmark Replacement is subject to the occurrence of a Benchmark Transition Event, as defined in the Second Amended and Restated Credit Agreement and becomes effective after a five-day transition period following the event

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, which are recorded as deferred financing costs and included in Long-term debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and are being amortized through Interest and bank charges in the Consolidated Statements of Operations and Comprehensive (Loss) Income over the ten-year term of the Florida Mortgage. The Company amortized $31 of these costs during each of the years ended February 28, 2022, February 28, 2021, and February 29, 2020. The net unamortized balance of these deferred financing costs at February 28, 2022 is $124.

On July 20, 2015, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure related to the Florida Mortgage and pays a fixed rate of 3.48% under the swap agreement (see Note 1(e)).
c)	Euro Asset-Based Lending Obligation – VOXX Germany

Foreign bank obligations include a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000, for the Company's subsidiary, VOXX Germany, which expires on July 31, 2023. The rate of interest for the ABL is the three-month Euribor plus 2.30% (2.30% at February 28, 2022).
d)	Shareholder Loan Payable to Sharp Asset

In conjunction with the capitalization and funding of the Company’s Onkyo joint venture with its partner Sharp, which was created in order to execute the acquisition of the home audio/video business of OHEC on September 8, 2021 (see Note 2), Onkyo entered into a loan agreement with the shareholders of the joint venture, PAC and Sharp. The loan balance outstanding at February 28, 2022 represents the portion of the loan payable to Sharp. The loan balance due to PAC eliminates in consolidation. All amounts outstanding under the loan will mature and become payable ten years from the execution date of the acquisition, which is September 8, 2031. The loan may be prepaid subject the approval of the board of directors of the joint venture and must be repaid if either the put or call option is exercised in accordance with the joint venture agreement. The rate of interest for the shareholder loan is 2.5% and the loan is secured by a second priority lien on and secured interest in all assets of Onkyo.

The following is a maturity table for debt and bank obligations outstanding at February 28, 2022 for each of the following fiscal years:

2023	$2,406
2024	500
2025	500
2026	500
2027	500
Thereafter	8,832
Total	$13,238

The weighted-average interest rate on short-term debt was 2.66% for Fiscal 2022 and 3.48% for Fiscal 2021. Interest expense related to the Company's financing arrangements for the years ended February 28, 2022, February 28, 2021 and February 29, 2020 was $550, $825 and $799, respectively, of which $326 was related to the Credit Facility for the year ended February 28, 2021. For the years ended February 28, 2022 and February 29, 2020, none of the Company’s interest expense was related to the Credit Facility, as there was no outstanding balance during these years.
8)	Income Taxes

The components of income (loss) before the provision (benefit) for income taxes are as follows:

	Year Ended	Year Ended	Year Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Domestic Operations	$(26,665)	$24,485	$(47,249)
Foreign Operations	826	3,153	6,309
	$(25,839)	$27,638	$(40,940)

The provision (benefit) for income taxes is comprised of the following:

	Year Ended	Year Ended	Year Ended
	February 28, 2022	February 28, 2021	February 29, 2020
Current provision (benefit)
Federal	$20	$(10)	$(26)
State	804	1,172	395
Foreign	2,148	496	1,824
Total current provision	$2,972	$1,658	$2,193
Deferred (benefit) provision
Federal	$(2,300)	$3,362	$(1,850)
State	1,010	(84)	(564)
Foreign	(56)	(664)	1,103
Total deferred (benefit) provision	$(1,346)	$2,614	$(1,311)
Total (benefit) provision
Federal	$(2,280)	$3,352	$(1,876)
State	1,814	1,088	(169)
Foreign	2,092	(168)	2,927
Total provision	$1,626	$4,272	$882

The effective tax rate before income taxes varies from the current statutory U.S. federal income tax rate as follows:

	Year Ended		Year Ended		Year Ended
	February 28, 2022		February 28, 2021		February 29, 2020
Tax benefit at Federal statutory rates	$(5,426)	21.0%	$5,804	21.0%	$(8,598)	21.0%
State income taxes, net of Federal benefit	(282)	1.1	983	3.5	(611)	1.5
Change in valuation allowance	7,214	(28.0)	(3,365)	(12.2)	4,218	(10.3)
Change in tax reserves	(227)	0.9	(311)	(1.1)	(52)	-
Non-controlling interest	766	(3.0)	714	2.6	3,229	(7.9)
U.S. effects of foreign operations	787	(3.1)	412	1.5	1,403	(3.4)
Permanent differences and other	581	(2.2)	(192)	(0.7)	1,170	(2.9)
U.S. GILTI inclusion	232	(0.9)	521	1.9	710	(1.7)
Change in tax rate	105	(0.4)	102	0.4	(151)	0.4
Research & development credits	243	(0.9)	-	-	-	-
Foreign derived intangible income deduction	(975)	3.8	-	-	-	-
Foreign tax credits	(1,392)	5.4	(396)	(1.4)	(436)	1.1
Effective tax rate	$1,626	(6.3)%	$4,272	15.5%	$882	(2.2)%

The U.S. effects of foreign operations include differences in the statutory tax rates of the foreign countries as compared to the statutory tax rate in the U.S. Permanent differences and other include nondeductible expenses, Section 162(m) limitation on executive compensation, and other adjustments.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	February 28, 2022	February 28, 2021
Deferred tax assets:
Accounts receivable	$301	$271
Inventory	4,356	3,270
Property, plant and equipment	1,903	1,480
Interim arbitration award	9,515	—
Operating lease	999	1,184
Accruals and reserves	5,946	5,303
Deferred compensation	297	433
Warranty reserves	692	752
Unrealized gains and losses	4,219	4,373
Partnership investments	3,399	3,661
Net operating losses	6,278	6,104
Foreign tax credits	2,254	3,805
Other tax credits	5,220	5,433
Deferred tax assets before valuation allowance	45,379	36,069
Less: valuation allowance	(30,059)	(22,845)
Total deferred tax assets	15,320	13,224
Deferred tax liabilities:
Intangible assets	(17,464)	(16,948)
Prepaid expenses	(2,079)	(1,588)
Operating lease	(977)	(1,152)
Deferred financing fees	(60)	(82)
Total deferred tax liabilities	(20,580)	(19,770)
Net deferred tax liability	$(5,260)	$(6,546)

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

The Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. In addition, the Company maintains a valuation allowance against deferred tax assets in certain foreign jurisdictions. The Company's valuation allowance increased by $7,214 during the year ended February 28, 2022. Any further increase or decrease in the valuation allowance could have a favorable or unfavorable impact on our income tax provision and net income in the period in which such determination is made.

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

As of February 28, 2022, the Company has capital loss carryforwards of approximately $14,056 which expire in 2024 which are only available to offset capital gain income. The Company has foreign tax credits of $1,366 which expire in tax years 2025 through 2026. The Company has federal research and development tax credits of $3,537 which expire in tax years 2035 through 2041. The Company has various foreign net operating loss carryforwards, state net operating loss carryforwards, and state tax credits that expire in various years and amounts through tax year 2041.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance at February 28, 2019	$9,082
Additions based on tax positions taken in the current and prior years	399
Settlements	—
Decreases based on tax positions taken in the prior years	(2,107)
Other	(139)
Balance at February 29, 2020	$7,235
Additions based on tax positions taken in the current and prior years	3
Settlements	—
Decreases based on tax positions taken in the prior years	(490)
Other	112
Balance at February 28, 2021	$6,860
Additions based on tax positions taken in the current and prior years	140
Settlements	—
Decreases based on tax positions taken in prior years	(563)
Other	(172)
Balance at February 28, 2022	$6,265

Of the amounts reflected in the table above at February 28, 2022, $6,265, if recognized, would reduce our effective tax rate. If recognized, $5,380 of the unrecognized tax benefits are likely to attract a full valuation allowance, thereby offsetting the favorable impact to the effective tax rate. Our unrecognized tax benefit non-current consolidated balance sheet liability, including interest and penalties, is $1,083. The Company records accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income. For the years ended February 28, 2022, February 28, 2021 and February 29, 2020, interest and penalties on unrecognized tax benefits were $(28), $4 and $15, respectively. The balance as of February 28, 2022 and February 28, 2021 was $198 and $226, respectively.  It is reasonably possible that unrecognized tax benefits will decrease by approximately $200 within the next 12 months.

The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statutes of limitations.  The earliest years' tax returns filed by the Company that are still subject to examination by the tax authorities in the major jurisdictions are as follows:

Jurisdiction	Tax Year

U.S.	2017
Netherlands	2016
Germany	2013

9)	Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,614,629	21,666,976	one	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	ten	Ratably with Class A

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

Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity, and amounted to 2,862,218 and 2,749,218 shares at February 28, 2022 and February 28, 2021, respectively. The cost basis for subsequent sales of treasury shares is determined using an average cost method. In Fiscal 2020, the Company was authorized by the Board of Directors to increase the number of Class A Common Stock available for repurchase in the open market to 3,000,000. During the year ended February 28, 2022, the Company repurchased 113,000 shares of Class A Common Stock for an aggregate cost of $1,220. During the year ended February 29, 2020, the Company repurchased 581,124 shares of Class A Common Stock for an aggregate cost of $2,742. During the year ended February 28, 2021, the Company repurchased no shares. As of February 28, 2022, 2,305,876 shares of the Company's Class A common stock are authorized to be repurchased in the open market.

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

As of February 28, 2022, approximately 1,147,000 shares of the Company's Class A common stock are reserved for issuance under the Company's Restricted and Stock Option Plans.

b)	Profit Sharing Plans

The Company has established two non-contributory employee profit sharing plans for the benefit of its eligible employees in the United States and Canada. The plans are administered by trustees appointed by the Company. No discretionary contributions were made during the years ended February 28, 2022, February 28, 2021 and February 29, 2020. Contributions required by law to be made for eligible employees in Canada were not material for all periods presented.

c)	401(k) Plans

The VOXX International Corporation 401(k) plan is for all eligible domestic employees. The Company matches a portion of the participant's contributions after three months of service under a predetermined formula based on the participant's contribution level. Shares of the Company's Common Stock are not an investment option in the 401(k) plan and the Company does not use such shares to match participants'

contributions. During the years ended February 28, 2022, February 28, 2021 and February 29, 2020, the Company contributed, net of forfeitures, $689, $555 and $586 to the 401(k) Plan.

d)	Cash Bonus Profit Sharing Plan

The Company has a Cash Bonus Profit Sharing Plan that allows it to make profit sharing contributions for the benefit of eligible employees for any fiscal year based on a pre-determined formula on the Company's pre-tax profits. The size of the contribution is dependent upon the performance of the Company. A participant’s share of the contribution is determined pursuant to the participant’s eligible wages for the fiscal year as a percentage of total eligible wages for all participants. There were no contributions made to the plan for the years ended February 28, 2022, February 28, 2021 and February 29, 2020.

e)	Deferred Compensation Plan

A Deferred Compensation Plan (the “Plan”) was adopted by the Company in 1999 for Vice Presidents and above. The Plan is intended to provide certain executives with supplemental retirement benefits as well as to permit the deferral of more of their compensation than they are permitted to defer under the Profit Sharing and 401(k) Plans. The Plan provides for a matching contribution equal to 25% of the employee deferrals up to $20 to be made at the Company’s discretion. No matching contributions were made for the years ended February 28, 2022, February 28, 2021 and February 29, 2020. The Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. All compensation deferred under the Plan is held by the Company in an investment trust which is considered an asset of the Company.  The Company has the option of amending or terminating the Plan at any time.

The investments, which amounted to $1,231 and $1,777 at February 28, 2022 and February 28, 2021, respectively, are classified as long-term marketable equity securities and are included in Investment securities on the accompanying Consolidated Balance Sheets and a corresponding liability is recorded in Deferred compensation, which is classified as a non-current liability. Unrealized gains and losses on the marketable securities and corresponding deferred compensation liability net to zero in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income.
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

We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration. Control of an underlying asset is conveyed if we obtain the rights to direct the use of, and to obtain substantially all of the economic benefit from, the use of the underlying asset. Some of our leases include both lease and non-lease components which are accounted for as a single lease component, as we have elected the practical expedient in ASU 842-10-15-37. Some of our operating lease agreements include variable lease costs, including taxes, common area maintenance, or increases in rental costs related to inflation. Such variable payments, other than those dependent upon a market index or rate, are expensed when the obligation for those payments is incurred. Lease expense is recorded in operating expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less which do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise are considered short term leases and are not recorded on the balance sheet. The Company had no short term leases during the year ended February 28, 2022.

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

The components of lease cost for the year ended February 28, 2022 were as follows:

	February 28, 2022	February 28, 2021	February 29, 2020
Operating lease cost (a) (c)	$1,383	$1,169	$880
Finance lease cost:
Amortization of right of use assets (a)	403	596	684
Interest on lease liabilities (b)	11	28	47
Total finance lease cost	$414	$624	$731

(a)	Recorded within Selling, general, and administrative; Engineering and technical support; and Cost of sales on the Consolidated Statements of Operations and Comprehensive (Loss) Income.
(b)	Recorded within Interest and bank charges on the Consolidated Statements of Operations and Comprehensive (Loss) Income.
(c)	Includes immaterial amounts related to variable rent expense.

Supplemental balance sheet information related to leases is as follows:

	February 28, 2022	February 28, 2021
Operating Leases
Operating lease, right of use assets	$4,464	$4,572
Total operating lease right of use assets	$4,464	$4,572
Accrued expenses and other current liabilities	$1,255	$1,119
Operating lease liabilities, less current portion	3,298	3,582
Total operating lease liabilities	$4,553	$4,701
Finance Leases
Property, plant and equipment, gross	$2,503	$2,503
Accumulated depreciation	(2,208)	(1,805)
Total finance lease right of use assets	$295	$698
Accrued expenses and other current liabilities	$224	$418
Finance lease liabilities, less current portion	78	302
Total finance lease liabilities	$302	$720
Weighted Average Remaining Lease Term
Operating leases	5.5 years	6.0 years
Finance leases	1.3 years	1.8 years
Weighted Average Discount Rate
Operating leases	4.01%	4.49%
Finance leases	3.87%	3.87%

At February 28, 2022, maturities of lease liabilities for each of the succeeding years were as follows:

	Operating Leases	Finance Leases
2022	$1,390	$228
2023	1,108	79
2024	638	—
2025	457	—
2026	326	—
Thereafter	1,086	—
Total lease payments	5,005	307
Less imputed interest	452	5
Total	$4,553	$302

As of February 28, 2022, the Company has not entered into any lease agreements that have not yet commenced.

The Company owns and occupies buildings as part of its operations. Certain space within these buildings may, from time to time, be leased to third parties from which the Company earns rental income as lessor. This leased space is recorded within property, plant and equipment and was not material to the Company's Consolidated Balance Sheet at February 28, 2022. Rental income earned by the Company for the years ended February 28, 2022, February 28, 2021, and February 29, 2020 was $678, $739, and $692, respectively, which is recorded within Other income (expense).
12)	Financial Instruments
a)	Off-Balance Sheet Risk

Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit principally to secure certain bank obligations and insurance policies. The

Company had no open commercial letters of credit at February 28, 2022. Standby letters of credit amounted to $50 at February 28, 2022.  The terms of these letters of credit are all less than one year. No material loss is anticipated due to nonperformance by the counter parties to these agreements. The fair value of the standby letters of credit is estimated to be the same as the contract values based on the short-term nature of the fee arrangements with the issuing banks.

At February 28, 2022, the Company had unconditional purchase obligations for inventory commitments of $174,274. These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

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

At February 28, 2022 and February 28, 2021, the Company's five largest customer balances accounted for approximately 24% and 25% of accounts receivable, respectively. No single customer accounted for more than 10% of net sales during the years ended February 28, 2022 or February 29, 2020. One customer in the Company’s Consumer Electronics segment accounted for 12% of the Company’s total consolidated net sales during the year ended February 28, 2021. The Company's five largest customers represented 21%, 30%, and 24% of net sales during the years ended February 28, 2022, February 28, 2021, and February 29, 2020, respectively.

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

Our Automotive Electronics segment designs, manufactures, distributes and markets rear-seat entertainment devices, remote start systems, automotive security products and devices, vehicle access systems, mobile interface modules, mobile multimedia devices, aftermarket/OE-styled radios, car link-smartphone telematics applications, driver distraction products, collision avoidance systems, location-based services, turn signal switches, automotive lighting products, automotive sensing and camera systems, USB ports, cruise control systems, heated seats, and satellite radio products.

Our Consumer Electronics segment designs, manufactures, distributes and markets home theater systems, high-end loudspeakers, outdoor speakers, business music systems, cinema speakers, wireless and Bluetooth speakers, soundbars, receivers, wired and wireless headphones and ear buds, DLNA (Digital Living Network Alliance) compatible devices, remote controls, karaoke products, infant/nursery products, personal sound amplifiers, as well as A/V connectivity, portable/home charging, reception and digital consumer products.

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

Segment data for each of the Company's segments are presented below:

	Automotive Electronics	Consumer Electronics	Biometrics	Corporate/ Eliminations	Total
Fiscal Year Ended February 28, 2022
Net sales	$200,594	$433,925	$882	$519	$635,920
Equity in income of equity investees	7,890	—	—	—	7,890
Interest expense and bank charges	1,510	7,827	1,662	(8,467)	2,532
Depreciation and amortization expense	3,049	4,957	297	4,095	12,398
Income (loss) before income taxes (a)	8,471	28,645	(9,354)	(53,601)	(25,839)

Fiscal Year Ended February 28, 2021
Net sales	$163,903	$398,263	$836	$603	$563,605
Equity in income of equity investees	7,350	—	—	—	7,350
Interest expense and bank charges	1,540	8,537	1,475	(8,573)	2,979
Depreciation and amortization expense	2,881	3,856	322	3,974	11,033
Income (loss) before income taxes (b)	9,608	38,939	(8,726)	(12,183)	27,638

Fiscal Year Ended February 29, 2020
Net sales	$114,154	$279,675	$461	$599	$394,889
Equity in income of equity investees	5,174	—	—	—	5,174
Interest expense and bank charges	436	9,482	1,279	(8,222)	2,975
Depreciation and amortization expense	878	4,390	3,136	3,994	12,398
(Loss) income before income taxes (c)	(724)	9,385	(39,241)	(10,360)	(40,940)

(a)

Included within Income (loss) before income taxes within Corporate/Eliminations for the year ended February 28, 2022 is a charge of $39,444 recorded for an interim arbitration award unfavorable to the Company (see Note 15).

(b)	Included within Income (loss) before income taxes for the year ended February 28, 2021 is an intangible asset impairment charge of $1,300 within the Consumer Electronics segment (see Note 1(k)).

(c)

Included within (Loss) income before income taxes for the year ended February 29, 2020 are intangible asset impairment charges totaling $30,230 ($2,828 within the Consumer Electronics segment and $27,402 within the Biometrics segment) (see Note 1(k)). Also included within Income (loss) before taxes for the year ended February 29, 2020 is the gain on the sale of real property in Pulheim, Germany of $4,057 within the Consumer Electronics segment (see Note 11).

Geographic net sales information in the table below is based on the location of the selling entity.  Long-lived assets, consisting of fixed assets, are reported below based on the location of the asset.

	United States	Europe	Other	Total
Fiscal Year Ended February 28, 2022
Net sales	$506,226	$97,396	$32,298	$635,920
Long-lived assets	44,751	3,422	1,621	49,794

Fiscal Year Ended February 29, 2021
Net sales	$477,608	$82,134	$3,863	$563,605
Long-lived assets	46,614	3,569	1,843	52,026

Fiscal Year Ended February 29, 2020
Net sales	$322,612	$69,755	$2,522	$394,889
Long-lived assets	48,111	3,099	214	51,424

14)	Revenue from Contracts with Customers

The Company operates in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. ASC Topic 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales are disaggregated by segments and product type for the years ended February 28, 2022, February 28, 2021 and February 29, 2020.

	Year Ended February 28,	Year Ended February 28,	Year Ended February 29,
	2022	2021	2020
Automotive Electronics Segment
OEM Products	$65,017	$46,170	$49,673
Aftermarket Products	135,577	117,733	64,481
Total Automotive Electronics Segment	200,594	163,903	114,154

Consumer Electronics Segment
Premium Audio Products	343,991	299,908	170,762
Other Consumer Electronic Products	89,934	98,355	108,913
Total Consumer Electronics Segment	433,925	398,263	279,675

Biometrics Segment
Biometric Products	882	836	461
Total Biometrics Segment	882	836	461

Corporate/Eliminations	519	603	599

Total Net Sales	$635,920	$563,605	$394,889

As of February 28, 2022 and February 28, 2021, the balance of the Company's return asset was $2,619 and $2,404, respectively, and the balance of the refund liability was $5,469 and $5,145, respectively, which are presented within Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheets.

The Company had current and non-current contract liability balances totaling $5,412 at February 28, 2022 related to telematic subscription services for the Company’s DEI subsidiary established in conjunction with the Company’s acquisition in July 2020 (see Note 2). The following table provides a reconciliation of the Company’s contract liabilities as of February 28, 2022:

Balance at February 28, 2021	$5,265
Subscription payments received	7,615
Revenue recognized	(7,468)
Balance at February 28, 2022	$5,412

The Company had no contract asset balances at February 28, 2022 or February 28, 2021.
15)	Contingencies

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

On November 29, 2021, the Arbitrator issued an interim award (the “Interim Award”) with Seaguard prevailing on its breach of contract claim. The Company’s affirmative defenses relating to those claims, however, were denied in their entirety. Seaguard was awarded damages in the amount of $39,444 against the Company. On March 3, 2022, the Arbitrator issued a Partial Final Award on Bifurcated Issue in the amount of $39,444, plus $798 for its attorneys’ fees and costs. On March 11, 2022, the Arbitrator fixed the schedule of the patent portion of the bifurcated arbitration, with a trial date set for October 16, 2023. The Company has put its suppliers on notice of its indemnification rights with respect to the alleged infringing products.

On March 14, 2022, Seaguard filed a Petition in the United States District Court, Central District of California, Western Division, to confirm the Partial Final Award. On April 25, 2022, the Company filed its opposition to Seaguard’s Petition to Confirm and a Counter-Petition to Vacate the Partial Final Award. A hearing on the Petition and Counter-Petition is presently scheduled for June 3, 2022.

At February 28, 2022, the Company has recorded a charge of $39,444 within Other (expense) income in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income. No accrual or reserve was included in the Company’s issued financial statements prior to the quarter ended November 30, 2021, based on an assessment that an award of damages in the arbitration proceeding would not be material and that the amount as determined by the Arbitrator’s award was not probable. The Company made its accrual determination in accordance with reports and evaluations from its damages expert, as well as from the guidance and opinion letters received from the Company’s trial attorneys.

16)	Subsequent Events

SCHEDULE II

VOXX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years ended February 28, 2022, February 28, 2021 and February 29, 2020

(In thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Year	Gross Amount Charged to Costs and Expenses	Reversals of Previously Established Accruals	Deductions (a)	Balance at End of Year
Year ended February 28, 2022
Allowance for credit losses	$1,593	$863	$—	$274	$2,182
Cash discount allowances	1,104	6,320	—	6,316	1,108
Sales return reserve	5,145	9,571	—	9,247	5,469

Year ended February 28, 2021
Allowance for credit losses	$1,954	$(271)	$—	$90	$1,593
Cash discount allowances	751	6,565	—	6,212	1,104
Sales return reserve	3,779	16,550	—	15,184	5,145

Year ended February 29, 2020
Allowance for credit losses	$2,548	$253	$—	$847	$1,954
Cash discount allowances	1,125	5,243	—	5,617	751
Sales return reserve	4,415	13,243	—	13,879	3,779

(a)	For the allowance for credit losses and cash discount allowances, deductions represent currency effects, chargebacks and payments made or credits issued to customers.

Exhibit Number	Description

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

101

The following materials from VOXX International Corporation's Annual Report on Form 10-K for the period ended February 28, 2022, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii), the Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104	The cover page from VOXX International Corporation’s Annual Report on Form 10-K for the period ended February 28, 2022 has been formatted in Inline XBRL.

All other schedules are omitted because the required information is shown in the financial statements or notes thereto or because they are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

May 16, 2022	By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick M. Lavelle Patrick M. Lavelle	President; Chief Executive Officer (Principal Executive Officer) and Director	May 16, 2022
/s/ Charles M. Stoehr Charles M. Stoehr	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	May 16, 2022
/s/ John J. Shalam John J. Shalam	Chairman of the Board of Directors	May 16, 2022
/s/ John Adamovich, Jr. John Adamovich, Jr.	Director	May 16, 2022
/s/ Denise Gibson Denise Gibson	Director	May 16, 2022
/s/ Peter A. Lesser Peter A. Lesser	Director	May 16, 2022
/s/ Ari Shalam Ari Shalam	Director	May 16, 2022

/s/ Beat Kahli Beat Kahli	Director	May 16, 2022