Form 10-Q
period 2022-05-31
VOXX International Corp
filed 2022-07-11
CIK 807707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of July 8, 2022
Class A Common Stock	21,675,966 Shares
Class B Common Stock	2,260,954 Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	May 31, 2022	February 28, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,733	$27,788
Accounts receivable, net	82,645	105,625
Inventory	181,187	174,922
Receivables from vendors	217	363
Prepaid expenses and other current assets	19,602	21,340
Income tax receivable	749	734
Total current assets	290,133	330,772
Investment securities	1,222	1,231
Equity investment	22,010	21,348
Property, plant and equipment, net	49,813	49,794
Operating lease, right of use asset	4,255	4,464
Goodwill	72,507	74,320
Intangible assets, net	97,541	101,450
Deferred income tax assets	39	40
Other assets	3,577	3,245
Total assets	$541,097	$586,664
Liabilities, Redeemable Equity, Redeemable Non-Controlling Interest, and Stockholders' Equity
Current liabilities:
Accounts payable	$54,113	$76,665
Accrued expenses and other current liabilities	46,923	54,659
Income taxes payable	1,545	2,714
Accrued sales incentives	20,427	23,755
Interim arbitration award payable (see Note 24)	40,431	39,444
Contract liabilities, current	4,218	4,373
Current portion of long-term debt	500	2,406
Total current liabilities	168,157	204,016
Long-term debt, net of debt issuance costs	14,858	9,786
Finance lease liabilities, less current portion	39	78
Operating lease liabilities, less current portion	3,067	3,298
Deferred compensation	1,222	1,231
Contingent consideration, less current portion (see Note 2)	5,001	5,750
Deferred income tax liabilities	4,330	5,300
Other tax liabilities	913	1,083
Prepaid ownership interest in EyeLock LLC due to GalvanEyes LLC (see Note 21)	3,692	2,451
Other long-term liabilities	3,279	3,508
Total liabilities	204,558	236,501
Commitments and contingencies (see Note 24)
Redeemable equity (see Note 8)	3,450	3,550
Redeemable non-controlling interest (see Note 2)	(227)	511
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 20)	—	—
Common stock:
Class A, $.01 par value, 60,000,000 shares authorized, 24,538,184 and 24,476,847 shares issued and 21,675,966 and 21,614,629 shares outstanding at May 31, 2022 and February 28, 2022, respectively	246	245
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding at both May 31, 2022 and February 28, 2022	22	22
Paid-in capital	296,175	300,453
Retained earnings	120,046	126,573
Accumulated other comprehensive loss	(18,878)	(17,503)
Less: Treasury stock, at cost, 2,862,218 shares of Class A Common Stock at both May 31, 2022 and February 28, 2022	(25,138)	(25,138)
Less: Redeemable equity	(3,450)	(3,550)
Total VOXX International Corporation stockholders' equity	369,023	381,102
Non-controlling interest	(35,707)	(35,000)
Total stockholders' equity	333,316	346,102
Total liabilities, redeemable equity, redeemable non-controlling interest, and stockholders' equity	$541,097	$586,664

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share data)

	Three months ended May 31,
	2022	2021
Net sales	$128,732	$137,060
Cost of sales	95,493	100,365
Gross profit	33,239	36,695
Operating expenses:
Selling	12,285	11,467
General and administrative	19,130	18,676
Engineering and technical support	8,389	6,232
Acquisition costs	136	676
Total operating expenses	39,940	37,051
Operating loss	(6,701)	(356)
Other (expense) income:
Interest and bank charges	(730)	(528)
Equity in income of equity investee	1,588	2,723
Interim arbitration award (see Note 24)	(986)	—
Other, net	(2,110)	442
Total other (expense) income, net	(2,238)	2,637
(Loss) income before income taxes	(8,939)	2,281
Income tax (benefit) expense	(1,092)	484
Net (loss) income	(7,847)	1,797
Less: net loss attributable to non-controlling interest	(1,320)	(919)
Net (loss) income attributable to VOXX International Corporation	$(6,527)	$2,716
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,494)	372
Derivatives designated for hedging	87	119
Pension plan adjustments	32	1
Other comprehensive (loss) income, net of tax	(1,375)	492
Comprehensive (loss) income attributable to VOXX International Corporation	$(7,902)	$3,208
(Loss) income per share - basic: Attributable to VOXX International Corporation	$(0.27)	$0.11
(Loss) income per share - diluted: Attributable to VOXX International Corporation	$(0.27)	$0.11
Weighted-average common shares outstanding (basic)	24,412,462	24,266,242
Weighted-average common shares outstanding (diluted)	24,412,462	24,925,974

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity

For the three months ended May 31, 2022 and 2021

(In thousands, except share and per share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Treasury Stock	Redeemable Equity	Total Stock- holders' Equity
Balances at February 28, 2022	$267	$300,453	$126,573	$(17,503)	$(35,000)	$(25,138)	$(3,550)	$346,102
Net loss	—	—	(6,527)	—	(707)	—	—	(7,234)
Other comprehensive loss, net of tax	—	—	—	(1,375)	—	—	—	(1,375)
Cash settlement of market stock units upon vesting of 80% of award	—	(4,000)	—	—	—	—	—	(4,000)
Net settlement of 61,337 shares of common stock upon vesting of stock awards, net of withholding taxes	1	(404)	—	—	—	—	—	(403)
Reclassification of stockholders' equity to redeemable equity	—	—	—	—	—	—	(33)	(33)
Stock-based compensation expense	—	126	—	—	—	—	133	259
Balances at May 31, 2022	268	296,175	120,046	(18,878)	(35,707)	(25,138)	(3,450)	333,316

Balances at February 28, 2021	$267	$300,402	$148,906	$(14,977)	$(31,351)	$(23,918)	$(3,260)	$376,069
Net income (loss)	—	—	2,716	—	(919)	—	—	1,797
Other comprehensive income, net of tax	—	—	—	492	—	—	—	492
Settlement of 60,693 shares of Class A Common Stock upon vesting of stock awards, net of withholding taxes	—	(856)	—	—	—	—	—	(856)
Stock-based compensation expense	—	236	—	—	—	—	34	270
Balances at May 31, 2021	267	299,782	151,622	(14,485)	(32,270)	(23,918)	(3,226)	377,772

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Three months ended May 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(7,847)	$1,797
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,117	2,807
Amortization of debt discount	63	83
Bad debt (recovery) expense	(70)	19
Reduction in the carrying amount of the right of use asset	395	341
(Gain) loss on forward contracts	(63)	174
Equity in income of equity investees	(1,588)	(2,723)
Distribution of income from equity investees	926	2,845
Deferred income tax (benefit) expense	(935)	318
Non-cash compensation adjustment	(9)	(92)
Stock based compensation expense	126	236
Changes in operating assets and liabilities:
Accounts receivable	22,105	10,803
Inventory	(7,543)	(5,827)
Receivables from vendors	145	(80)
Prepaid expenses and other	1,254	(1,223)
Investment securities-trading	9	92
Accounts payable, accrued expenses, accrued sales incentives, contract liabilities, and other liabilities	(31,092)	(26,777)
Income taxes payable	(1,260)	164
Net cash used in operating activities	(22,267)	(17,043)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,383)	(927)
Issuance of promissory note	—	(3,000)
Net cash used in investing activities	(1,383)	(3,927)
Cash flows from financing activities:
Principal payments on finance lease obligation	(73)	(114)
Repayment of bank obligations	(24,499)	(125)
Borrowings on bank obligations	28,138	—
Deferred financing costs	—	(660)
Settlement of market stock unit awards	(4,000)	—
Withholding taxes paid on net issuance of stock award	(404)	(856)
Net cash used in financing activities	(838)	(1,755)
Effect of exchange rate changes on cash	2,433	31
Net decrease in cash and cash equivalents	(22,055)	(22,694)
Cash and cash equivalents at beginning of period	27,788	59,404
Cash and cash equivalents at end of period	$5,733	$36,710

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(1) Basis of Presentation

The accompanying unaudited interim consolidated financial statements of VOXX International Corporation and Subsidiaries ("Voxx" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270 for interim financial information, and in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations, changes in stockholders’ equity, and cash flows for all periods presented. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year or any interim period. These unaudited consolidated financial statements do not include all disclosures associated with audited consolidated financial statements prepared in accordance with GAAP. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 28, 2022. Certain amounts in the prior year have been reclassified to conform to the current year presentation.

We operate in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. See Note 22 for the Company's segment reporting disclosures.

(2) Acquisitions

Onkyo

On April 29, 2021, the Company’s subsidiary, Premium Audio Company LLC (“PAC”), signed a Letter of Intent to acquire the home audio/video business of Onkyo Home Entertainment Corporation (“OHEC”), along with Sharp Corporation (“Sharp”) as PAC’s partner. On May 26, 2021, PAC and Sharp signed an asset purchase agreement (“APA”) to jointly acquire the home audio/video business of OHEC through a joint venture entity. The APA was approved by OHEC’s shareholders at its ordinary general meeting of shareholders on June 25, 2021 and on June 28, 2021, the Company announced that PAC had entered into a joint venture with Sharp in order to execute the transaction. PAC owns 77.2% of the joint venture and has an 85.1% voting interest and Sharp owns approximately 22.8% of the joint venture and has a 14.9% voting interest. On September 8, 2021, the newly formed joint venture, Onkyo Technology KK ("Onkyo"), completed the transaction to acquire the home audio/video business of OHEC. The acquired assets consisted of intangible assets.

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

The following summarizes the preliminary allocation of the purchase price based upon the fair value of the assets acquired at the date of acquisition:

	September 8, 2021	Measurement Period Adjustments	September 8, 2021 (as adjusted)
Purchase price:
Cash paid	$21,989	-	21,989
Assignment of notes and interest receivable	8,417	-	8,417
Fair value of contingent consideration	6,710	68	6,778
Total transaction consideration	$37,116	68	37,184

Allocation:
Intangible assets	$26,929	(7,905)	19,024
Goodwill	10,187	7,973	18,160
Total assets acquired	$37,116	68	37,184

During the fourth quarter of Fiscal 2022, the Company recorded a net measurement period adjustment that increased goodwill by $7,973. The measurement period adjustment would have resulted in a decrease in amortization expense related to the tradenames and technology in the third quarter of Fiscal 2022 and was not significant. The purchase price allocation presented above is based upon preliminary estimates, including Level 3 inputs which were unobservable and subject to change. The assets acquired include trade names, technology, and goodwill. The amounts assigned to goodwill and intangible assets for the acquisition are as follows:

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

The Company consolidates the financial results of Onkyo since the acquisition date for financial reporting purposes. The non-controlling interest has been classified as redeemable non-controlling interest outside of equity on the accompanying Consolidated Balance Sheets as the exercise of the put option is not within the Company’s control. The carrying value of the redeemable non-controlling interest of Onkyo cannot be less than the redemption amount, which is the amount Sharp will settle the put option for if exercised. Adjustments to reconcile the carrying value to the redemption amount are recorded immediately to retained earnings. No adjustment was made to the carrying amount of the redeemable non-controlling interest at May 31, 2022 as the carrying amount was in excess of the redemption amount.

The following table provides the rollforward of the redeemable non-controlling interest for the three months ended May 31, 2022:

Redeemable Non-controlling Interest
Balance at February 28, 2022	$511
Net loss attributable to non-controlling interest	(613)
Comprehensive loss attributable to non-controlling interest	(86)
Foreign currency translation	(39)
Balance at May 31, 2022	$(227)

The purpose of this acquisition was to expand the Company’s market share and product offerings within the premium audio industry. The joint venture owns the Onkyo and Integra brands and has the licensing rights to the Pioneer brands. It will market and sell a variety of products under the Onkyo, Integra, and Pioneer brands. Onkyo’s results of operations are included in the consolidated financial statements of Voxx in our Consumer Electronics segment from September 8, 2021, and represents approximately 1.4% of the Company’s net sales for the three months ended May 31 2022. Prior to the acquisition, PAC operated under a distribution agreement with OHEC through its 11 Trading Company subsidiary, selling Onkyo and Pioneer products to Voxx customers. No additional customer contracts were acquired in conjunction with the acquisition and 11TC continues to sell these products to the same pre-acquisition customer base.

Historical financial statements for Onkyo prior to the acquisition were not available and it is impracticable for the Company to determine the impact the acquisition would have had on the Company’s revenue or net (loss) income had it been included in the consolidated results of the Company for the three months ended May 31, 2021.

(3) Net (Loss) Income Per Common Share

Basic net (loss) income per common share attributable to VOXX International Corporation is calculated by dividing net income attributable to Voxx, adjusted to reflect changes in the redemption value of redeemable non-controlling interest, by the weighted-average common shares outstanding during the period. The diluted net (loss) income per common share computation reflects the potential dilution that would occur if common stock equivalent securities or other contracts to issue common stock were exercised or converted into common stock. There was no redemption value adjustment of the redeemable non-controlling interest for the three months ended May 31, 2022.

A reconciliation between the denominator of basic and diluted net (loss) income per common share is as follows:

	Three months ended May 31,
	2022	2021
Weighted-average common shares outstanding (basic)	24,412,462	24,266,242
Effect of dilutive securities:
Restricted stock units and market stock units	—	659,732
Weighted-average common shares and potential common shares outstanding (diluted)	24,412,462	24,925,974

Restricted stock units and market stock units of 368,826 and 0 for the three months ended May 31, 2022 and 2021, respectively, were not included in the net (loss) income per diluted share calculation because the grant price of the restricted stock units and market stock units was greater than the average market price of the Company’s common stock during these periods, or the inclusion of these components would have been anti-dilutive.

(4) Investment Securities

As of May 31, 2022, and February 28, 2022, the Company had the following investments:

May 31, 2022
Fair Value
Investment Securities
Marketable Equity Securities
Mutual funds	$1,222
Total Marketable Equity Securities	1,222
Total Investment Securities	$1,222

February 28, 2022
Fair Value
Investment Securities
Marketable Equity Securities
Mutual funds	$1,231
Total Marketable Securities	1,231
Total Investment Securities	$1,231

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

Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents financial assets and liabilities measured at fair value on a recurring basis at May 31, 2022:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$5,733	$5,733	$—	$—
Mutual funds	1,222	1,222	-	-

Liabilities:
Derivatives designated for hedging	$15	$-	$15	$-
Contingent consideration	5,675	-	-	5,675

The following table presents financial assets and liabilities measured at fair value on a recurring basis at February 28, 2022:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets
Cash and money market funds	$27,788	$27,788	$-	$-
Mutual funds	1,231	1,231	-	-

Liabilities:
Derivatives designated for hedging	$188	-	188	-
Contingent consideration	6,435	-	-	6,435

At May 31, 2022, the carrying value of the Company's accounts receivable, short-term debt, accounts payable, accrued expenses, bank obligations, and long-term debt approximates fair value because of either (i) the short-term nature of the financial instrument; (ii) the interest rate on the financial instrument being reset every quarter to reflect current market rates; or (iii) the stated or implicit interest rate approximates the current market rates or are not materially different from market rates.

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

The following table provides a rollforward of the Company's contingent consideration balance for the three months ended May 31, 2022:

Balance at February 28, 2022	$6,435
Payments made to OHEC	(140)
Fair value adjustment	54
Foreign currency translation	(674)
Balance at May 31, 2022	$5,675

Derivative Instruments

The Company’s derivative instruments include an interest rate swap agreement and have also included forward foreign currency contracts in prior periods. The Company’s interest rate swap agreement hedges interest rate exposure related to the outstanding balance of its Florida Mortgage, with monthly payments due through March 2026. The swap agreement locks the interest rate on the debt at 3.48% (inclusive of credit spread) through the maturity date of the loan. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of our interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either assets or liabilities based on the fair value of the instruments at the end of the period.

When entered into, forward foreign currency contracts are utilized to hedge a portion of the Company’s foreign currency inventory purchases. Forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). As of May 31, 2022, there are no open forward foreign currency contracts.

Financial Statement Classification

The following table discloses the fair value as of May 31, 2022 and February 28, 2022 of the Company’s derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	May 31, 2022	February 28, 2022
Designated derivative instruments
Interest rate swap agreement	Other long-term liabilities	(15)	(188)
Total derivatives		$(15)	$(188)

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

During Fiscal 2022 and through the first quarter of Fiscal 2023, the Company did not enter into any new forward foreign currency contracts. All forward foreign currency contracts entered into during Fiscal 2021 settled as of February 28, 2022 and had been designated as cash flow hedges. The current outstanding notional value of the Company's interest rate swap at May 31, 2022 is $6,490. For cash flow hedges, the gain or loss is reported as a component of Other comprehensive (loss) income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The net income recognized in Other comprehensive (loss) income for foreign currency contracts settled in the fourth quarter of Fiscal 2022 were recognized in Cost of sales during the three months ended May 31, 2022. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. The gain or loss on the Company’s interest rate swap is recorded in Other comprehensive (loss) income and subsequently reclassified into Interest and bank charges in the period in which the hedged transaction affects earnings. As of May 31, 2022, no interest rate swaps originally designated for hedge accounting were de-designated or terminated.

Activity related to cash flow hedges recorded during the three months ended May 31, 2022 and 2021 was as follows:

	Three months ended
	May 31, 2022
	Pretax Gain Recognized in Other Comprehensive Income	Pretax Gain Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	$—	$63
Interest rate swaps	173	—

	Three months ended
	May 31, 2021
	Pretax (Loss) Gain Recognized in Other Comprehensive Income	Pretax Loss Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	$(28)	$(176)
Interest rate swaps	18	—

(6) Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of the following:

	Foreign Currency Translation Losses	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2022	$(16,691)	$(711)	$(101)	$(17,503)
Other comprehensive (loss) income before reclassifications	(1,494)	32	130	(1,332)
Reclassified from accumulated other comprehensive loss	—	—	(43)	(43)
Net current-period other comprehensive (loss) income	(1,494)	32	87	(1,375)
Balance at May 31, 2022	$(18,185)	$(679)	$(14)	$(18,878)

During the three months ended May 31, 2022, the Company recorded other comprehensive (loss) income, net of the associated tax impact of $20 related to derivatives designated in a hedging relationship, and $0 related to pension plan adjustments.

The other comprehensive (loss) income before reclassification related to foreign currency translation losses of $(1,494) includes the remeasurement of intercompany transactions of a long-term investment nature of $852 with certain subsidiaries whose functional currency is not the U.S. dollar, and $(2,346) from translating the financial statements of the Company's non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar.

(7) Supplemental Cash Flow Information

The following is supplemental information relating to the Unaudited Consolidated Statements of Cash Flows:

	Three months ended May 31,
	2022	2021
Non-cash investing and financing activities:
Recording of redeemable equity	$(133)	$(34)
Reclassification of stockholders' equity to redeemable equity	33	-
Gross issuance of shares	1	1
Change in goodwill due to measurement period adjustments, net	-	(903)
Right of use assets obtained in exchange for operating lease obligations	295	-
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$380	$341
Operating cash flows from finance leases	1	4
Finance cash flows from finance leases	73	114
Cash paid during the period:
Interest (excluding bank charges)	$238	$128
Income taxes (net of refunds)	1,038	1,553

(8) Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Notes to the Consolidated Financial Statements contained in the Company’s Form 10-K for the fiscal year ended February 28, 2022.

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
-
Additional stock grants of 100,000 shares of Class A Common Stock to be issued on each of March 1, 2020, March 1, 2021, and March 1, 2022. Compensation expense of $40 was recognized for the three months ended May 31, 2021 based upon the grant fair value of $4.15 per share using the graded vesting attribution method. For the three months ended May 31, 2022, there was no remaining compensation expense recognized related to these awards. On March 1, 2020, 100,000 of these stock grants vested, resulting in 100,000 shares of the Company’s Class A Common Stock being issued to Mr. Lavelle. On March 1, 2021, an additional 100,000 of these stock grants vested, resulting in 60,653 shares of Class A Common Stock being issued to Mr. Lavelle and 39,347 shares being withheld for taxes. On March 1, 2022, the final 100,000 of these stock grants vested, resulting in 61,337 shares of Class A Common Stock being issued to Mr. Lavelle and 38,663 shares being withheld for taxes.
-
Grant of market stock units (“MSU’s”) up to a maximum value of $5,000, based upon the achievement of a 90-calendar day average stock price of no less than $5.49 over the performance period ending on the third and fifth anniversary of the effective date of the Employment Agreement. The value of the MSU award increases based upon predetermined targeted 90-calendar day average stock prices with a maximum of $5,000 if the 90-calendar day average high stock price equals or exceeds $15.00. The total number of shares to be issued related to the MSU's based upon achievement of the maximum award value of $5,000, and if issued at $15.00 per share, is estimated at 333,333 shares. The award may be settled in shares or in cash upon mutual agreement between the Company and Mr. Lavelle. Actual results may differ based upon when the high average stock price is achieved and settled. We recognized stock-based compensation expense of $23 and $61 during the three months ended May 31, 2022 and May 31, 2021, respectively, related to these MSU’s using the graded vesting attribution method over the performance period. On May 31, 2022, 80% of this MSU award vested and was settled in cash, resulting in a payment made to Mr. Lavelle in the amount of $4,000 during the three months ended May 31, 2022. As of May 31, 2022, 20% of the MSU’s remain outstanding.

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

The following table presents a summary of the activity related to the initial stock grant, additional stock grants under the Employment Agreement, and RSU grants under the 2014 Plan for the three months ended May 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested award balance at February 28, 2022	354,360	$6.30
Granted	—	—
Vested	—	—
Vested and settled	(100,000)	4.15
Unvested award balance at May 31, 2022	254,360	$7.15

At May 31, 2022, there were 476,209 vested and unsettled RSU awards under the Company’s 2014 Plan with a weighted average fair value of $6.90.

During the three months ended May 31, 2022 and 2021, the Company recorded $126 and $236, respectively, in total stock-based compensation related to the 2014 Plan, as well as additional stock grants and MSU’s under the Employment Agreement. As of May 31, 2022, there was approximately $1,090 of unrecognized stock-based compensation expense related to unvested RSU awards and MSU’s.

(9) Supply Chain Financing

The Company has supply chain financing agreements and factoring agreements that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The balances under the agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three months ended May 31, 2022, net of discounts, were $20,639 compared to $12,201 for the three months ended May 31, 2021. The increase in receivable balances sold during the three months ended May 31, 2022 relates to the Company's cash flow management strategy, which has taken into consideration its current and near term cash requirements, including the pending settlement of the Seaguard arbitration (see Note 24).

(10) Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $2,569 for the three months ended May 31, 2022 compared to $2,321 for the three months ended May 31, 2021. All amounts are net of customer reimbursements and are included within Engineering and technical support expenses on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.

(11) Goodwill and Intangible Assets

The change in goodwill by segment is as follows:

Automotive Electronics:	Amount
Beginning balance at March 1, 2022	$10,425
Activity during the period	—
Balance at May 31, 2022	$10,425
Gross carrying value at May 31, 2022	$10,425
Accumulated impairment charge	—
Net carrying value at May 31, 2022	$10,425
Consumer Electronics:
Beginning balance at March 1, 2022	$63,895
Goodwill acquired during the period	-
Foreign currency adjustments	(1,813)
Balance at May 31, 2022	$62,082
Gross carrying value at May 31, 2022	$94,245
Accumulated impairment charge	(32,163)
Net carrying value at May 31, 2022	$62,082
Total Goodwill, net	$72,507

The Company's Biometrics segment did not carry a goodwill balance at May 31, 2022 or February 28, 2022.

At May 31, 2022, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$53,830	$40,247	$13,583
Trademarks/Tradenames	16,221	2,261	13,960
Developed technology	19,758	13,697	6,061
Patents	6,736	5,633	1,103
License	1,400	1,400	—
Contracts	1,556	1,556	—
Total finite-lived intangible assets	$99,501	$64,794	34,707
Indefinite-lived intangible assets
Trademarks			62,834
Total intangible assets, net			$97,541

At February 28, 2022, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$54,138	$39,669	$14,469
Trademarks/Tradenames	17,466	1,927	15,539
Developed technology	20,413	13,179	7,234
Patents	6,736	5,562	1,174
License	1,400	1,400	—
Contracts	1,556	1,556	—
Total finite-lived intangible assets	$101,709	$63,293	38,416
Indefinite-lived intangible assets
Trademarks			63,034
Total intangible assets, net			$101,450

The Company recorded amortization expense of $1,925 for the three months ended May 31, 2022 compared to $1,411 for the three months ended May 31, 2021. The estimated aggregate amortization expense for all amortizable intangibles for May 31 of each of the succeeding years is as follows:

Year	Amount
2023	$6,194
2024	5,887
2025	5,642
2026	5,020
2027	3,250

(12) Equity Investment

As of May 31, 2022 and February 28, 2022, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA") which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	May 31, 2022	February 28, 2022
Current assets	$48,442	$46,202
Non-current assets	7,138	7,382
Liabilities	11,560	10,888
Members' equity	44,020	42,696

	Three months ended May 31,
	2022	2021
Net sales	$29,789	$33,225
Gross profit	6,206	8,645
Operating income	3,154	5,429
Net income	3,176	5,446

The Company's share of income from ASA was $1,588 for the three months ended May 31, 2022 compared to $2,723 for the three months ended May 31, 2021.

(13) Income Taxes

The Company’s provision for income taxes consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments, as necessary.

For the three months ended May 31, 2022, the Company recorded an income tax benefit of $1,092, which includes a discrete income tax benefit of $164 related primarily to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations. For the three months ended May 31, 2021, the Company recorded an income tax provision of $484, which includes a discrete income tax benefit of $74 related primarily to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations.

The effective tax rates for the three months ended May 31, 2022 and 2021 were an income tax benefit of 12.2% on pre-tax loss of $8,939 and an income tax provision of 21.2% on pre-tax income of $2,281, respectively. The effective tax rate for the three months ended May 31, 2022 and 2021 differs from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a decrease in valuation allowance.

At May 31, 2022, the Company had an uncertain tax position liability of $913, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S. federal, state, and local, and foreign tax issues.

(14) Inventory

Inventories by major category are as follows:

	May 31, 2022	February 28, 2022
Raw materials	$23,545	$23,904
Work in process	1,322	1,519
Finished goods	156,320	149,499
Inventory	$181,187	$174,922

(15) Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs. The liability for product warranties is included within Accrued expenses and other current liabilities and the reserve for product repair costs is recorded as a reduction of Inventory on the Consolidated Balance Sheets.

	Three months ended May 31,
	2022	2021
Opening balance	$5,622	$5,290
Liabilities for warranties accrued during the period	1,998	700
Warranty claims settled during the period	(1,352)	(600)
Ending balance	$6,268	$5,390

(16) Financing Arrangements

The Company has the following financing arrangements:

	May 31, 2022	February 28, 2022
Debt
Domestic credit facility (a)	$5,600	$—
Florida mortgage (b)	6,490	6,614
Euro asset-based lending obligation - VOXX Germany (c)	—	1,906
Shareholder loan payable to Sharp (d)	4,252	4,718
Total debt	16,342	13,238
Less: current portion of long-term debt	500	2,406
Long-term debt	15,842	10,832
Less: debt issuance costs	984	1,046
Total long-term debt, net of debt issuance costs	$14,858	$9,786

(a)

Domestic Credit Facility

The Company has a senior secured credit facility (the "Credit Facility") with Wells Fargo Bank, N.A. ("Wells Fargo") that provides for a revolving credit facility with committed availability of up to $140,000. The Credit Facility also includes a $30,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 16(b)). The availability under the revolving credit line of the Credit Facility was $122,259 as of May 31, 2022.

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

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that swingline loans may only be designated as Base Rate Loans. Loans designated as LIBOR Rate Loans bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.75 – 2.25% (2.69% at May 31, 2022). Loans designated as Base Rate loans bear interest at a rate equal to the applicable margin for Base Rate Loans plus a range of 0.75 - 1.25% as defined in the Agreement and shall not be lower than 1.75% (4.75% at May 31, 2022). An amendment to the Credit Facility in April 2021 provided for a Benchmark Replacement that will replace the LIBOR rate for all revolver usage. The Benchmark Replacement is subject to the occurrence of a Benchmark Transition Event, as defined in the Second Amended and Restated Credit Agreement and becomes effective after a five-day transition period following the event.

Provided that the Company is in a Compliance Period (the period commencing on that day in which Excess Availability is less than 15% of the Maximum Revolver Amount and ending on a day in which Excess Availability is equal to or greater than 15% for any consecutive 30-day period thereafter), the Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the Agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of May 31, 2022, the Company was not in a Compliance Period.

The obligations under the Credit Facility documents are secured by a general lien on, and security interest in, substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles, and inventory. The Company has guaranteed the obligations of the borrowers under the Agreement.

Charges incurred on the unused portion of the Credit Facility during the three months ended May 31, 2022 totaled $206 compared to $133 during the three months ended May 31, 2021. These charges are included within Interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company has deferred financing costs related to the Credit Facility and previous amendments and modifications of the Credit Facility. In conjunction with the amendment to its Credit Facility in April 2021, the Company incurred additional financing fees of $667 that will be amortized over the remaining term of the facility. The Company accounted for this amendment to the Credit Facility as a modification of debt. Deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance and are amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income over the term of the Credit Facility, which expires on April 19, 2026. During the three months ended May 31, 2022, the Company amortized $55 of these costs, as compared to $75 during the three months ended May 31, 2021. The net unamortized balance of these deferred financing costs as of May 31, 2022 was $867.

(b)

Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida. Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. The Florida Mortgage bears interest at 70% of 1-month LIBOR plus 1.54% (2.66 % at May 31, 2022) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The financial covenants of the Florida Mortgage are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016 and amended in April 2021. The amendment to the Credit Facility in April 2021 provided for a Benchmark Replacement that will replace the LIBOR rate for all revolver usage. The Benchmark Replacement is subject to the occurrence of a Benchmark Transition Event, as defined in the Second Amended and Restated Credit Agreement and becomes effective after a five-day transition period following the event.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, which are recorded as deferred financing costs and included in Long-term debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and are being amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income over the ten-year term of the Florida Mortgage. The Company amortized $8 of these costs during both the three months ended May 31, 2022 and 2021. The net unamortized balance of these deferred financing costs as of May 31, 2022 is $117.

On July 20, 2015, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure related to the Florida Mortgage and pays a fixed rate of 3.48% under the swap agreement (See Note 5).

(c)

Euro Asset-Based Lending Obligation – VOXX Germany

Foreign bank obligations include a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000 for the Company's subsidiary, VOXX Germany, which expires on July 31, 2023. The rate of interest for the ABL is the three-month Euribor plus 2.30% (2.30% at May 31, 2022).

(d)

Shareholder Loan Payable to Sharp

In conjunction with the capitalization and funding of the Company’s Onkyo joint venture with its partner Sharp, which was created in order to execute the acquisition of the home audio/video business of OHEC on September 8, 2021 (see Note 2), Onkyo entered into a loan agreement with the shareholders of the joint venture, PAC and Sharp. The loan balance outstanding at May 31, 2022 represents the portion of the loan payable to Sharp. The loan balance due to PAC eliminates in consolidation. All amounts outstanding under the loan will mature and become payable ten years from the execution date of the acquisition, which is September 8, 2031. The loan may be prepaid subject to the approval of the board of directors of the joint venture and must be repaid if either the put or call option is exercised in accordance with the joint venture agreement. The rate of interest for the shareholder loan is 2.5% and the loan is secured by a second priority lien on and secured interest in all assets of Onkyo.

(17) Other (Expense) Income

Other (expense) income is comprised of the following:

	Three months ended May 31,
	2022	2021
Foreign currency (loss) gain	$(2,366)	$116
Interest income	5	7
Rental income	221	164
Miscellaneous	30	155
Total other, net	$(2,110)	$442

Foreign currency losses for the three months ended May 31, 2022 were primarily driven by declines in the Japanese Yen, which impacted the re-measurement of the Company's Onkyo subsidiary intercompany loans and interest payable which are not of a long-term investment nature. The total foreign currency loss attributable to these re-measurements for the three months ended May 31, 2022 was $2,664.

(18) Foreign Currency

The Company has a subsidiary in Venezuela. Venezuela has experienced significant political and civil unrest, as well as economic instability for several years, and has implemented various foreign currency and price controls. The Company accounts for its Venezuela subsidiary as hyper-inflationary in accordance with the guidelines in ASC 830, "Foreign Currency." A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3-year period. The hyper-inflationary designation requires the local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars. The Company’s operations in Venezuela are suspended and net currency exchange gains and losses for the three months ended May 31, 2022 were not significant.

The Company has certain long-lived assets in Venezuela, which are held for investment purposes. These properties had no value at May 31, 2022.

(19)
Lease Obligations

We account for leases in accordance with ASC 842 “Leases” (“ASC 842”). We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration.

We have operating leases for office equipment, as well as offices, warehouses, and other facilities used for our operations. We also have finance leases comprised primarily of computer hardware and machinery and equipment. Our leases have remaining lease terms of less than 1 year to 9 years, some of which include renewal options. We consider these renewal options in determining the lease term used to establish our right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal option will be exercised. The Company had no short-term leases during the three months ended May 31, 2022.

Refer to Note 7 for supplemental cash flow information related to leases.

The components of lease cost for the three months ended May 31, 2022 and 2021 were as follows:

	Three months ended May 31,
	2022	2021
Operating lease cost (a) (c)	$395	$341
Finance lease cost:
Amortization of right of use assets (a)	73	121
Interest on lease liabilities (b)	1	4
Total finance lease cost	$74	$125

(a)
Recorded within Selling, General and administrative, Engineering and technical support, and Cost of sales on the Unaudited Consolidated Statement of Operations and Comprehensive Income.

(b)
Recorded within Interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.
(c)
Includes immaterial amounts related to variable rent expense.

Supplemental balance sheet information related to leases is as follows:

	May 31, 2022	February 28, 2022
Operating Leases
Operating lease, right of use assets	$4,255	$4,464
Total operating lease right of use assets	$4,255	$4,464
Accrued expenses and other current liabilities	$1,248	$1,255
Operating lease liabilities, less current portion	3,067	3,298
Total operating lease liabilities	$4,315	$4,553
Finance Leases
Property, plant, and equipment, gross	$2,503	$2,503
Accumulated depreciation	(2,281)	(2,208)
Total finance lease right of use assets	$222	$295
Accrued expenses and other current liabilities	$190	$224
Finance lease liabilities, less current portion	39	78
Total finance lease liabilities	$229	$302
Weighted Average Remaining Lease Term
Operating leases	5.3 years	5.5 years
Finance leases	1.1 years	1.3 years
Weighted Average Discount Rate
Operating leases	3.89%	4.01%
Finance leases	3.87%	3.87%

Maturities of lease liabilities on May 31 of each of the succeeding years are as follows:

	Operating Leases	Finance Leases
2022	$1,057	193
2023	1,174	39
2024	654	—
2025	465	—
2026	329	—
Thereafter	1,048	—
Total lease payments	4,727	232
Less imputed interest	412	3
Total	$4,315	229

As of May 31, 2022, the Company has not entered into any lease agreements that have not yet commenced.

The Company owns and occupies buildings as part of its operations. Certain space within these buildings may, from time to time, be leased to third parties from which the Company earns rental income as lessor. This leased space is recorded within property, plant, and equipment and was not material to the Company's Consolidated Balance Sheets at May 31, 2022 and February 28, 2022. Rental income earned by the Company for the three months ended May 31, 2022 and 2021 was $221 compared to $164 and is recorded within Other (expense) income.

(20) Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	May 31, 2022	February 28, 2022	May 31, 2022	February 28, 2022	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,675,966	21,614,629	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	2,862,218	2,862,218	N/A	N/A	N/A

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

We determined that we hold a variable interest in EyeLock LLC as a result of:

•
our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and
•
the loan agreement with EyeLock LLC, which has a total outstanding balance of $66,613 as of May 31, 2022.

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

On April 29, 2021, EyeLock LLC entered into a three-year exclusive distribution agreement (the “Agreement”) with GalvanEyes LLC (“GalvanEyes”), a Florida LLC managed by Beat Kahli, the largest holder of Voxx's Class A Common Shares. The Agreement provides that GalvanEyes will be the exclusive distributor of EyeLock products in the European Union, Switzerland, Puerto Rico, Malaysia, and Singapore, with the exception of any existing customer relationships prior to the Agreement date. GalvanEyes has also been granted exclusive distribution rights in the United States for the residential real estate market and specific U.S. Government agencies, and non-exclusive distribution rights in all other territories and verticals with the Company’s consent. The Agreement also includes a put/call arrangement, whereby GalvanEyes has the right to put the exclusivity back to EyeLock after the initial two-year period for a 20.0% interest in EyeLock. In turn, EyeLock has the ability to call the exclusivity during the term of the Agreement, based on the occurrence of certain events, which would result in a 20.0% equity interest given to GalvanEyes. Under the Agreement, in addition to paying for any products purchased, GalvanEyes has agreed to pay EyeLock $10,000 in the form of an annual fee, over a two-year period, of up to $5,000 per year, with payments on a quarterly basis beginning on September 1, 2021. Any gross profit generated on the sale of EyeLock LLC products by GalvanEyes will be deducted from the annual fee. The value of the put/call arrangement was not significant at May 31, 2022. On May 31, 2022, the Company received a payment in the amount of $1,241 for the quarterly installment payment due from GalvanEyes for the three months ended May 31, 2022. The Company has also recorded a corresponding liability on the accompanying Consolidated Balance Sheets, representing a prepayment made by GalvanEyes of a 20.0% interest in EyeLock upon exercise of the put option. The balance of the liability at May 31, 2022 is $3,692.

Assets and Liabilities of EyeLock LLC

The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheets as of May 31, 2022 and February 28, 2022:

	May 31, 2022	February 28, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$—	$25
Accounts receivable, net	50	47
Inventory, net	2,179	2,028
Prepaid expenses and other current assets	196	245
Total current assets	2,425	2,345
Property, plant and equipment, net	32	39
Intangible assets, net	1,989	2,057
Other assets	59	59
Total assets	$4,505	$4,500
Liabilities and Partners' Deficit
Current liabilities:
Accounts payable	$1,051	$1,023
Interest payable to VOXX	13,528	13,099
Accrued expenses and other current liabilities	665	766
Due to VOXX	66,613	66,390
Total current liabilities	81,857	81,278
Prepaid ownership interest in EyeLock LLC due to GalvanEyes LLC	3,692	2,451
Other long-term liabilities	1,200	1,200
Total liabilities	86,749	84,929
Commitments and contingencies
Partners' deficit:
Capital	41,416	41,416
Retained losses	(123,660)	(121,845)
Total partners' deficit	(82,244)	(80,429)
Total liabilities and partners' deficit	$4,505	$4,500

Revenues and Expenses of EyeLock LLC

The following table sets forth the revenues and expenses of EyeLock LLC that were included in our Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months ended May 31, 2022 and 2021:

	For the three months ended May 31,
	2022	2021
Net sales	$103	$205
Cost of sales	78	163
Gross profit	25	42
Operating expenses:
Selling	165	163
General and administrative	373	344
Engineering and technical support	869	1,487
Total operating expenses	1,407	1,994
Operating loss	(1,382)	(1,952)
Other expense:
Interest and bank charges	(433)	(401)
Total other expense, net	(433)	(401)
Loss before income taxes	(1,815)	(2,353)
Income tax expense	—	—
Net loss	$(1,815)	$(2,353)

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

Our Consumer Electronics segment designs, manufactures, markets and distributes home theater systems, A/V receivers, high-end loudspeakers, outdoor speakers, business music systems, cinema speakers, wireless and Bluetooth speakers, soundbars, wired and wireless headphones and ear buds, DLNA (Digital Living Network Alliance) compatible devices, remote controls, karaoke products, personal sound amplifiers, infant/nursery products, as well as A/V connectivity, portable/home charging, reception, and digital consumer products.

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

Segment data for each of the Company's segments is presented below:

	Automotive Electronics	Consumer Electronics	Biometrics	Corporate/ Eliminations	Total
Three Months Ended May 31, 2022
Net sales	$39,585	$88,937	$103	$107	$128,732
Equity in income of equity investees	1,588	—	—	—	1,588
Interest expense and bank charges	405	1,967	433	(2,075)	730
Depreciation and amortization expense	761	1,804	73	479	3,117
(Loss) income before income taxes (a)	(491)	527	(1,815)	(7,160)	(8,939)

Three Months Ended May 31, 2021
Net sales	$42,657	$94,113	$205	$85	$137,060
Equity in income of equity investees	2,723	—	—	—	2,723
Interest expense and bank charges	373	1,975	401	(2,221)	528
Depreciation and amortization expense	783	1,001	76	947	2,807
Income (loss) before income taxes	3,230	5,468	(2,353)	(4,064)	2,281

(a) Included within (Loss) income before taxes on Corporate/Eliminations for the three months ended May 31, 2022 are foreign currency losses of approximately $2,700 attributable to the Company's Onkyo subsidiary related to intercompany transactions and financial statement translation adjustments.

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

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of consumer electronic, automotive electronic, and biometric products. Our consumer electronic products primarily consist of finished goods sold to retail and commercial customers, consisting of premium audio products and other consumer electronic products. Our automotive electronic products, some of which are manufactured by the Company, are sold both to OEM and aftermarket customers. Our biometric products, primarily consisting of finished goods, are sold to retail and commercial customers. We recognize revenue for sales to our customers when transfer of control of the related good or service has occurred. The majority of our revenue was recognized under the point in time approach for the three months ended May 31, 2022. Certain telematic subscription revenues generated by our Automotive Electronics segment are recognized over time. Contract terms with certain of our OEM customers could result in additional products and services being transferred over time as a result of the customized nature of some of our products, together with contractual provisions in the customer contracts that provide us with an enforceable right to payment for performance completed to date; however, under typical terms, we do not have the right to consideration until the time of shipment from our manufacturing facilities or distribution centers, or until the time of delivery to our customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to our right to consideration at the time of shipment or delivery.

Under ASC 606, we are required to present a refund liability and a return asset within the Consolidated Balance Sheets. The changes in the refund liability are reported in Net sales, and the changes in the return asset are reported in Cost of sales in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income. As of May 31, 2022 and February 28, 2022, the balance of the return asset was $2,303 and $2,619, respectively, and the balance of the refund liability was $4,631 and $5,469, respectively, and are presented within Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheets.

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

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had current and non-current contract liability balances totaling $5,041 at May 31, 2022 related to telematic subscription services of the Company’s DEI subsidiary. The following table provides a reconciliation of the Company’s contract liabilities as of May 31, 2022:

Balance at February 28, 2022	$5,412
Subscription payments received	1,497
Revenue recognized	(1,868)
Balance at May 31, 2022	$5,041

The Company had no contract asset balances at May 31, 2022 or February 28, 2022.

Disaggregation of Revenue

The Company operates in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. ASC 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales are disaggregated by segment and product type for the three months ended May 31, 2022 and 2021:

	Three months ended May 31,
	2022	2021
Automotive Electronics Segment
OEM Products	$16,724	$14,914
Aftermarket Products	22,861	27,743
Total Automotive Segment	39,585	42,657
Consumer Electronics Segment
Premium Audio Products	69,944	71,593
Other Consumer Electronic Products	18,993	22,520
Total Consumer Electronics Segment	88,937	94,113
Biometrics Segment
Biometric Products	103	205
Total Biometrics Segment	103	205
Corporate/Eliminations	107	85
Total Net Sales	$128,732	$137,060

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

On March 14, 2022, Seaguard filed a Petition in the United States District Court, Central District of California, Western Division, to confirm the Partial Final Award. On April 25, 2022, the Company filed its opposition to Seaguard’s Petition to Confirm and a Counter-Petition to Vacate the Partial Final Award. On May 31, 2022, the Court ordered the matter taken under submission for decision without oral hearing.

During Fiscal 2022, the Company recorded an accrual for the interim arbitration award in the amount of $39,444. During the three months ended May 31, 2022, the Company accrued an additional charge of $986 representing interest due on the award when paid. At May 31, 2022, the Company has a total accrued balance of $40,431 on the accompanying Consolidated Balance Sheet related to the interim arbitration award. The Company made its accrual determination in accordance with reports and evaluations from its damages expert, as well as from the guidance and opinion letters received from the Company’s trial attorneys.

(25) New Accounting Pronouncements

In March 2020 and January 2021, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU No. 2021-01, “Reference Rate Reform: Scope,” respectively. Together, these ASU’s provide optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 provides, among other things, guidance that modifications of contracts within the scope of Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; modifications of contracts within the scope of Topic 842, Leases, should be accounted for as a continuation of the existing contract; and, changes in the critical terms of hedging relationships caused by reference rate reform should not result in the de-designation of the instrument, provided certain criteria are met. ASU 2021-01 clarifies the scope and application of ASU 2020-04 and among other things, permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows. The Company’s exposure to LIBOR rates includes its Credit Facility, as well as its Florida Mortgage and related interest rate swap agreement. These optional expedients and exceptions are effective as of March 12, 2020 through December 31, 2022. Adoption is permitted at any time. The Amended and Restated Credit Agreement provides both the Credit Facility and the Florida Mortgage with a Benchmark Replacement that will replace the LIBOR rate (see Note 16). The Company is currently evaluating the impact this update may have on its consolidated financial statements.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our results of operations for the three months ended May 31, 2022 compared to the three months ended May 31, 2021. Next, we present EBITDA and Adjusted EBITDA attributable to Voxx for the three months ended May 31, 2022 compared to the three months ended May 31, 2021, in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows and discuss our material cash requirements in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

Unless specifically indicated otherwise, all amounts presented in our MD&A below are in thousands, except share and per share data.

Business Overview

VOXX International Corporation ("Voxx," "We," "Our," "Us" or the "Company") is a leading international manufacturer and distributor operating in the Automotive Electronics, Consumer Electronics, and Biometrics industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image, and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through nineteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., VOXX German Holdings GmbH ("Voxx Germany"), Audiovox Canada Limited, Voxx Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Premium Audio Company LLC ("PAC," which includes Klipsch Group, Inc. and 11 Trading Company LLC), Omega Research and Development, LLC ("Omega"), Voxx Automotive Corp., Audiovox Websales LLC, VSM-Rostra LLC (“VSM”), VOXX DEI LLC, and VOXX DEI Canada, Ltd. (collectively, with VOXX DEI, LLC, “DEI”), as well as majority owned subsidiaries, EyeLock LLC ("EyeLock") and Onkyo Technology KK ("Onkyo"). We market our products under the Audiovox® brand name and other brand names and licensed brands, such as 808®, Acoustic Research®, Advent®, Avital®, Car Link®, Chapman®, Clifford®, Code-Alarm®, Crimestopper™, Directed®, Discwasher®, Energy®, Heco®, Integra®, Invision®, Jamo®, Klipsch®, Mac Audio™, Magnat®, Mirage®, myris®, Oehlbach®, Omega®, Onkyo®, Pioneer®, Prestige®, Project Nursery®, Python®, RCA®, RCA Accessories, Rosen®, Rostra®, Schwaiger®, Smart Start®, Terk®, Vehicle Safety Automotive, Viper®, and Voxx Automotive, as well as private labels through a large domestic and international distribution network. We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products.

COVID-19

While COVID-19 did not have a significant adverse impact on demand for our products for the three months ended May 31, 2022, we did experience pandemic-related pressures in the global supply network that caused logistical issues, including higher freight costs, supplier product delays, and inflation with respect to materials and labor costs, which impacted our results for the three months ended May 31, 2022. As countries around the world continue to combat COVID-19, and as government-imposed regulations regarding, among other things, COVID-19 testing, travel restrictions, and vaccine mandates change, there is still a risk that the pandemic may impact the overall demand environment, and our ability to source product and materials to meet demand levels and maintain adequate inventory levels, as well as maintain staffing levels at our own facilities in order to fulfill our customer orders and contractual obligations. Due to the evolving situation, future results of the Company could be impacted in ways we are not able to predict today, including, but not limited to, non-cash write-downs and impairments; foreign currency fluctuations; potential adjustments to the carrying value of inventory; and the delayed collections of, or inability to collect accounts receivables. We will continue to closely monitor updates regarding the spread of COVID-19 and its variants, the distribution of vaccines and vaccine boosters, and any applicable local, state, and federal government-imposed restrictions, and we will adjust our operations accordingly. In light of the foregoing, we may take actions to alter our business operations or such actions that we determine are in the best interest of our employees, customers, suppliers, and shareholders.

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
A/V receivers;
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
▪
electronic equipment cleaning products;
▪
personal sound amplifiers;
▪
set-top boxes; and
▪
home and portable stereos.

Biometrics products include:

▪
iris identification products, and
▪
biometric security related products.

We believe our segments have expanding market opportunities with certain levels of volatility related to domestic and international markets, new car sales, increased competition by manufacturers, private labels, technological advancements, discretionary consumer spending and general economic conditions. All of our products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future. Macroeconomic factors, such as fluctuations in the unemployment rate and inflation have been pressured as a result of factors including the COVID-19 pandemic, supply chain shortages, and the war in the Ukraine and have created a challenging demand environment in some of our markets, the duration and severity of which we are still unable to predict.

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

Acquisitions and Dispositions

On September 8, 2021, the Company’s subsidiary, PAC, completed the transaction to acquire the home audio/video business of Onkyo Home Entertainment Corporation with its partner Sharp through the newly formed joint venture, Onkyo Technology KK (see Note 2).

Critical Accounting Policies and Estimates

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; accrued sales incentives; business combinations; expected credit losses on accounts receivable; inventory valuation; valuation of long-lived assets; valuation and impairment assessment of goodwill, trademarks, and other intangible assets; warranties; recoverability of deferred tax assets; and the reserve for uncertain tax positions at the date of the consolidated financial statements. A summary of the Company's critical accounting policies is identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the fiscal year ended February 28, 2022. During Fiscal 2022, changes to the global economic situation continued to occur as a consequence of the COVID-19 pandemic and related supply chain challenges, chip shortages, and freight issues that could continue during Fiscal 2023. It is possible that this could cause changes to estimates in the future as a result of the financial circumstances of the markets in which the Company operates, the price of the Company’s publicly traded equity in comparison to the Company’s carrying value, and the health of the global economy. Such changes to estimates could potentially result in impacts that would be material to the Company’s consolidated financial statements, particularly with respect to the fair value of the Company’s reporting units in relation to potential goodwill impairment and the fair value of long-lived assets in relation to potential impairment. Since February 28, 2022, there have been no changes in our critical accounting policies.

Results of Operations

As you read this discussion and analysis, refer to the accompanying Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income, which present the results of our operations for the three months ended May 31, 2022 and 2021.

The following tables set forth, for the periods indicated, certain statements of operations data for the three months ended May 31, 2022 and 2021.

Net Sales

	May 31,
	2022	2021	$ Change	% Change
Three Months Ended
Automotive Electronics	$39,585	$42,657	$(3,072)	(7.2)%
Consumer Electronics	88,937	94,113	(5,176)	(5.5)%
Biometrics	103	205	(102)	(49.8)%
Corporate	107	85	22	25.9%
Total net sales	$128,732	$137,060	$(8,328)	(6.1)%

Automotive Electronics sales represented 30.7% of the net sales for the three months ended May 31, 2022, compared to 31.1% in the prior year period and decreased $3,072 for the three months ended May 31, 2022, as compared to the three months ended May 31, 2021. The primary driver of the sales decrease was the decline in sales of aftermarket security products of approximately $3,700, which includes aftermarket remote starts and telematic products. In the prior year, component shortages caused some customers to make large product purchases earlier in order to avoid future stock outages, and has led to high inventory levels at some customers during the three months ended May 31, 2022 and caused delays in our sales. Chip shortages and shipping delays have also lead to sales declines for these products for the quarter. Sales of the Company's OEM and aftermarket automotive safety electronics also decreased approximately $1,100 in total for the three months ended May 31, 2022 primarily as a result of component part shortages, labor shortages, and low inventories of vehicles in which these products are generally installed, as well as some fall-off in business for certain older products. Additionally, the Company experienced a decline in satellite radio sales of approximately $1,000 for the three months ended May 31, 2022 as a result of inventory shortages which have negatively affected the Company’s ability to fulfill orders. As an offset to these sales declines, the Company’s OEM rear seat entertainment sales experienced a net increase of approximately $2,300 during the three months ended May 31, 2022, as a result of the start of a new rear seat entertainment program with Stellantis during the second half of Fiscal 2022 that was not present in the comparable prior year period. This was offset by a decline in sales for certain customer programs due to chip shortages. Aftermarket accessory product sales also increased approximately $400 for the three months ended May 31, 2022 due to the successful launch of new soundbars for club cars during the second quarter of Fiscal 2022.

Consumer Electronics sales represented 69.1% of our net sales for the three months ended May 31, 2022, compared to 68.7% in the comparable prior year period and decreased $5,176 for the three months ended May 31, 2022, as compared to the three months ended May 31, 2021. This net decrease was a result of several factors. The Company experienced a net decrease in domestic sales of its premium home theater speakers, mobility products and wireless speaker products totaling approximately $13,100 during the three months ended May 31, 2022. The Company has been selling its remaining inventory of certain home theater products in preparation for new product launches expected in the second quarter of Fiscal 2023 and sales of these older product lines have been on the decline. The Company also moved from a fulfillment model to a direct to customer model for its online platform sales of mobility products in order to improve pricing, which has resulted in a decrease in sales for the three months ended May 31, 2022 as a result of the transition. This was partially offset by higher sales and customer demand for premium soundbars and Bluetooth speakers, despite experiencing chip shortages causing some product backorders and vendor delays. There was also a total decrease in domestic sales of accessory products of approximately $2,500 for the three months ended May 31, 2022 impacting most major accessory product lines, including hook-up, nursery, smart home, clock, and reception products. This decline was a result of a general softness of sales in the accessory market following prior year rebound sales experienced after the COVID-19 shut-downs in Fiscal 2021. Net sales further decreased for the three months ended May 31, 2022 as a result of an increase in the Company's reserve for returns of approximately $1,000 relating to certain premium audio products. Finally, there was a decline in sales of approximately $900 related to wireless accessory speakers during the three months ended May 31, 2022, due to the timing of customer orders, as one of its larger customers made a large purchase in the first quarter of Fiscal 2022 for the Spring, while in the current year, this seasonal order was placed in the fourth quarter of Fiscal 2022. As an offset to these declines, the Company experienced an increase in domestic sales of Onkyo and Pioneer products of approximately $10,000 for the three months ended May 31, 2022. The Company's 11 Trading Company subsidiary began selling these products through a distribution agreement during Fiscal 2021 and during the third quarter of Fiscal 2022, the Company completed an acquisition of certain assets of the Onkyo Home Entertainment business with its joint venture partner, resulting in the establishment of the Company’s Onkyo subsidiary. Sales of Onkyo and Pioneer products have increased since the acquisition, as there has been higher factory production of these products to meet customer demand, which the Company is still working toward. Prior to the acquisition, the Onkyo Home Entertainment parent company was unable to meet customer demand due to financial difficulty. Sales of premium audio products made by the Company's PAC Australia subsidiary have also increased approximately $2,600 in during the three months ended May 31, 2022, as this entity was established during the first quarter of Fiscal 2022 and began shipping product at the end of May 2021.

Biometrics sales represented 0.1% of our net sales for the three months ended May 31, 2022 and 2021. Sales for the three months ended May 31, 2022 have decreased approximately $100. The decrease in sales during the three months ended May 31, 2022 was due primarily to higher sales of the NIXT product in the prior year, as the product launched during Fiscal 2021.

Gross Profit and Gross Margin Percentage

	May 31,
	2022	2021	$ Change	% Change
Three Months Ended
Automotive Electronics	$8,782	$11,522	$(2,740)	(23.8)%
	22.2%	27.0%
Consumer Electronics	24,326	25,052	(726)	(2.9)%
	27.4%	26.6%
Biometrics	25	40	(15)	(37.5)%
	24.3%	19.5%
Corporate	106	81	25	30.9%
	$33,239	$36,695	$(3,456)	(9.4)%
	25.8%	26.8%

Gross margin percentages for the Company have decreased 100 basis points for the three months ended May 31, 2022, as compared to the three months ended May 31, 2021.

Gross margin percentages in the Automotive Electronics segment decreased 480 basis points for the three months ended May 31, 2022, as compared to the prior year period. The increased cost of materials and shipping, as well as increases in tariffs included in cost of goods sold, have negatively affected margins during the three months ended May 31, 2022 for such items as OEM rear seat entertainment and OEM automotive safety products, which the Company has been actively working to mitigate through a combination of sales price adjustments and other sourcing strategies, as such supply chain issues are expected to continue through most of Fiscal 2023. These mitigating actions have helped to stabilize margins for certain other product lines within the segment during the three months ended May 31, 2022, or have helped to reduce the negative impact of these supply chain issues. Additionally, certain new OEM rear seat entertainment products that began selling during the second half of Fiscal 2022, and that have positively contributed to sales for the three months ended May 31, 2022, have generated lower margins than are normally achieved in this segment. Finally, sales of aftermarket security products, which have higher profit margins than those typically achieved by the segment, have experienced sales declines during the three months ended May 31, 2022 and thus have contributed negatively to the segment's margins for the quarter. Offsetting these negative margin impacts, and in addition to mitigating strategies related to rising supply chain costs noted above, the decrease in sales of satellite radio products for the three months ended May 31, 2022, which typically generate lower margins for the Company, contributed positively to margins overall.

Gross margin percentages in the Consumer Electronics segment increased 80 basis points for the three months ended May 31, 2022, as compared to the prior year period. Sales of Onkyo and Pioneer products positively impacted margins for the three months ended May 31, 2022, as there have been higher sales and higher factory production of these products since the acquisition of the Onkyo Home Entertainment business in September 2021, as compared to sales under its distribution agreement with Onkyo Home Entertainment Corp. prior to the acquisition. The Company has more control over pricing and costing of the products since it acquired the business as well, which has further improved these margins. Offsetting this positive margin impact, significant increases to container costs and surcharges affecting cost of sales for many of the products within the segment have caused declines in margins for the three month ended May 31, 2022, which the Company has actively worked to mitigate through pricing adjustments and other sourcing strategies, and has effectively helped to stabilize margins for some products, or has helped to reduce the negative impact of these issues for others. These supply chain issues are expected to continue through most of Fiscal 2023. In addition, the Company saw declines in sales of its older line of premium home theater speakers during the three months ended May 31, 2022 in preparation for new product launches. As these products have typically generated higher margins for the segment, this decrease in sales negatively impacted margins for the quarter.

Gross margin percentages in the Biometrics segment improved 480 basis points for the three months ended May 31, 2022 as compared to the prior year period. The increase in margins for the three months ended May 31, 2022 was primarily a result of tooling costs incurred during the three months ended May 31, 2021 that did not repeat in the current year.

Operating Expenses

	May 31,
	2022	2021	$ Change	% Change
Three Months Ended
Operating expenses:
Selling	$12,285	$11,467	$818	7.1%
General and administrative	19,130	18,676	454	2.4%
Engineering and technical support	8,389	6,232	2,157	34.6%
Acquisition costs	136	676	(540)	(79.9)%
Total operating expenses	$39,940	$37,051	$2,889	7.8%

Total operating expenses have increased $2,889 for the three months ended May 31, 2022, as compared with the prior year period.

For the three months ended May 31, 2022, selling expenses increased $818. This increase was primarily attributable to higher trade show expenses of approximately $700, as the Company attended the annual Consumer Electronics Show ("CES") in person in 2022. The 2021 CES event was held virtually due to the COVID-19 pandemic. The Company also saw an increase in travel expenses for the three months ended May 31, 2022 of approximately $300 due to the continued lifting of the Company’s COVID-19 related restrictions which have allowed salesmen to begin traveling to customer sites again. Additionally, salary and benefits expenses increased approximately $200 during the three months ended May 31, 2022, due in part to an increase in headcount, as well as due to certain medical accrual releases in the prior year that did not repeat. Finally, there was an increase in web platform expenses of approximately $100 for the three months ended May 31, 2022 as a result of a net increase in online advertising and promotion, as well as due to the higher cost of online platform fees. Offsetting these increases in selling expenses, there was a decrease in commission expense of approximately $300 for the three months ended May 31, 2022 as a result of a decrease in the Company's sales for the quarter, as compared to the three months ended May 31, 2021. The Company also experienced a decrease in advertising expenses of approximately $300 primarily as a result of the timing of the launch of new displays at customer sites, which is expected in the second quarter of Fiscal 2022.

General and administrative expenses increased $454 during the three months ended May 31, 2022, as compared to the prior year period. Depreciation and amortization expense increased approximately $300 due to the amortization of intangible assets of the Company’s new Onkyo subsidiary, which was not present in the prior year period. Benefit expenses also increased $300 for the three months ended May 31, 2022 due to the absence of medical releases in the current year quarter as compared to prior year. Fees related to taxes and licensing increased approximately $200 during the three months ended May 31, 2022 due primarily to licenses required for the Company’s Onkyo subsidiary established in September 2021. The Company also experienced an increase in insurance expense of approximately $200 related to an overall increase in insurance policy premiums as compared to the prior year, including cyber security and directors and officers coverage. Finally, travel and entertainment expense increased approximately $100 as a result of the lifting of COVID restrictions on the Company's travel policies. As an offset to these increases in general and administrative expense, the Company experienced a net decrease in professional fees of approximately $600 for the three months ended May 31, 2022 due to a decrease in certain fees incurred in the prior year related to an arbitration case, and the absence of consulting fees related to the EyeLock distribution agreement with GalvanEyes LLC that was approved during Fiscal 2022. Salary expense also decreased approximately $100 for the three months ended May 31, 2022, due primarily to lower profitability for bonus accruals as compared to the prior year period.

Engineering and technical support expenses increased $2,157 for the three months ended May 31, 2022, as compared to the prior year period. The Company experienced an increase in direct labor and related payroll expense of approximately $1,800 for the three months ended May 31, 2022 primarily as a result of additional headcount created by the September 2021 acquisition resulting in the establishment of the Company’s Onkyo subsidiary, as well as due to the use of outside labor for certain projects. The Company also experienced a net increase in research and development expense of approximately $200 for the three months ended May 31, 2022, primarily as a result of the Company’s product development projects related to its new Onkyo subsidiary within its Consumer Electronics segment, as well as the development and launch of other new products in both the Consumer Electronics and Automotive segments. This was offset by decreases related to projects in development during the prior year that have been completed, as well as due to a headcount reduction in the Biometrics segment.

Acquisition costs decreased $540 for the three months ended May 31, 2022, as compared to the prior year period. During both the three months ended May 31, 2022 and May 31, 2021, acquisition costs incurred were related to consulting and due diligence fees for the asset purchase agreement signed with Onkyo Home Entertainment Corporation and the joint venture created with Sharp Corporation to complete the transaction. This transaction was completed on September 8, 2021.

Other (Expense) Income

	May 31,
	2022	2021	$ Change	% Change
Three Months Ended
Interest and bank charges	$(730)	$(528)	$(202)	(38.3)%
Equity in income of equity investee	1,588	2,723	(1,135)	(41.7)%
Interim arbitration award	(986)	—	(986)	(100.0)%
Other, net	(2,110)	442	(2,552)	(577.4)%
Total other income	$(2,238)	$2,637	$(4,875)	(184.9)%

Interest and bank charges represent interest expense and fees related to the Company's bank obligations, shareholder loan, supply chain financing and factoring agreements, interest related to finance leases, and amortization of debt issuance costs. The Company borrowed funds from the Wells Fargo Credit Facility for operating purposes during the three months ended May 31, 2022. This resulted in an increase in interest expense incurred for the three months ended May 31, 2022 as compared to the prior year period, in which the Company did not borrow any funds from the Credit Facility. Additionally, the Company’s new Onkyo subsidiary entered into a shareholder loan payable to the Company’s joint venture partner, Sharp, during the third quarter of Fiscal 2022, for which interest expense was incurred during the three months ended May 31, 2022. This shareholder loan was not outstanding during the three months ended May 31, 2021.

Equity in income of equity investee represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA"). The decrease in income for the three months ended May 31, 2022 is due to a decrease in ASA revenue, gross profit, and net income resulting from an increase in supply chain and logistics costs impacting all industries.

During the first quarter of Fiscal 2023, the Company recorded a charge of $986 representing interest expense related to the interim arbitration award accrued during Fiscal 2022, as the award will be payable to Seaguard plus interest when settled.

Other, net includes net foreign currency gains or losses, interest income, rental income, and other miscellaneous income and expense. During the three months ended May 31, 2022, the Company had net foreign currency losses of $2,366, as compared to net foreign currency gains of $116 for the three months ended May 31, 2021. Foreign currency losses for the three months ended May 31, 2022 were primarily driven by declines in the Japanese Yen, which impacted the re-measurement of the Company's

Onkyo subsidiary intercompany loans and interest payable which are not of a long-term investment nature. The loss attributable to these re-measurements for the three months ended May 31, 2022 was $2,664.

Income Tax Provision

The Company’s provision for income taxes consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments, as necessary.

For the three months ended May 31, 2022, the Company recorded an income tax benefit of $1,092, which includes a discrete income tax benefit of $164 related primarily to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations. For the three months ended May 31, 2021, the Company recorded an income tax provision of $484, which includes a discrete income tax benefit of $74 related primarily to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations.

The effective tax rates for the three months ended May 31, 2022 and 2021 were an income tax benefit of 12.2% on pre-tax loss of $8,939 and an income tax provision of 21.2% on pre-tax income of $2,281, respectively. The effective tax rate for the three months ended May 31, 2022 and 2021 differs from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a decrease in valuation allowance.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not financial measures recognized by GAAP. EBITDA represents net (loss) income attributable to VOXX International Corporation, computed in accordance with GAAP, before interest expense and bank charges, taxes, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for stock-based compensation expense, foreign currency losses (gains), acquisition costs, certain non-routine legal and professional fees, and awards. Depreciation, amortization, stock-based compensation, and foreign currency losses (gains) are non-cash items.

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

Reconciliation of GAAP Net Income Attributable to VOXX International Corporation to EBITDA and Adjusted EBITDA

	Three months ended May 31,
	2022	2021
Net (loss) income attributable to VOXX International Corporation	$(6,527)	$2,716
Adjustments:
Interest expense and bank charges (1)	527	372
Depreciation and amortization (1)	2,904	2,778
Income tax (benefit) expense	(1,092)	484
EBITDA	(4,188)	6,350
Stock-based compensation	126	236
Foreign currency losses (gains) (1)	2,362	(116)
Acquisition costs	136	676
Professional fees related to distribution agreement with GalvanEyes LLC	—	325
Non-routine legal fees	508	686
Interim arbitration award	986	—
Adjusted EBITDA	$(70)	$8,157

(1)
For purposes of calculating Adjusted EBITDA for the Company, interest expense and bank charges, depreciation and amortization, as well as foreign currency losses and (gains) have been adjusted in order to exclude the non-controlling interest portion of these expenses attributable to EyeLock LLC.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of May 31, 2022, we had working capital of $121,976 which includes cash and cash equivalents of $5,733, compared with working capital of $126,756 at February 28, 2022, which included cash and cash equivalents of $27,788. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations, when applicable, and the income on our investments to fund the current operations of the business. However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions, or to further pay down our debt. As of May 31, 2022, we had cash amounts totaling $114 held in foreign bank accounts, none of which would be subject to United States federal income taxes if made available for use in the United States. The Tax Cuts and Jobs Act provides a 100% participation exemption on dividends received from foreign corporations after January 1, 2018, as the United States has moved away from a worldwide tax system and closer to a territorial system for earnings of foreign corporations.

Operating activities used cash of $22,267 for the three months ended May 31, 2022 due to factors including the increase in inventory and the decrease in accounts payable, accrued expenses and other current liabilities, and accrued sales incentives, as well as due to losses incurred by EyeLock LLC. This was offset primarily by the decrease in accounts receivable. For the three months ended May 31, 2021, operating activities used cash of $17,043 due to factors including the decrease in accounts payable and accrued expenses, the increase in inventory, as well as losses incurred by EyeLock LLC. This was offset by increases in net sales, as well as a decrease in accounts receivable.

Investing activities used cash of $1,383 during the three months ended May 31, 2022 primarily due to capital expenditures. For the three months ended May 31, 2021, investing activities used cash of $3,927 primarily due the issuance of a promissory note to Onkyo Home Entertainment Corp., as well as due to capital expenditures.

Financing activities used cash of $838 during the three months ended May 31, 2022 due to the repayment of borrowings from the Company's Credit Facility and Euro asset-based loan in Germany, the settlement of market stock unit awards in cash, the payment of withholding taxes on the net issuance of a stock award, as well as repayments of finance leases and the Florida mortgage. This was offset by borrowings from the Credit Facility. During the three months ended May 31, 2021, financing activities used cash of $1,755 primarily due to the payment of withholding taxes on the net issuance of a stock award, the payment of deferred finance fees related to the amendment of the Credit Facility, as well as repayments of finance leases and the Florida mortgage.

Federal, state, and local governments have taken a variety of actions to contain the spread of COVID-19. Many jurisdictions imposed various regulations, including capacity limitations and other restrictions affecting our operations during the Company's 2022 fiscal year, following the mandatory lockdowns imposed during the 2021 fiscal year. Many of the most severe restrictions have been lifted, but could return if there is a resurgence of the pandemic spread. We have proactively taken steps to increase available cash, including, but not limited to, utilizing existing supply chain financing and factoring agreements, and utilizing available funds under our existing Credit Facility.

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $140,000. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 16(b)). The availability under the revolving credit line of the Credit Facility was $122,259 as of May 31, 2022.

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

Material Cash Requirements

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity. At May 31, 2022, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period
Contractual Cash Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Finance lease obligation (1)	$229	$190	$39	$—	$—
Operating leases (1)	4,315	1,248	1,661	717	689
Total contractual cash obligations	$4,544	$1,438	$1,700	$717	$689
Other Commitments
Bank obligations (2)	$5,600	$—	$—	$5,600	$—
Stand-by and commercial letters of credit (3)	50	50	—	—	—
Other (4)	10,742	500	1,000	1,000	8,242
Contingent consideration (5)	5,675	674	1,480	1,550	1,971
Pension obligation (6)	246	—	—	—	246
Unconditional purchase obligations (7)	170,598	170,598	—	—	—
Total other commitments	192,911	171,822	2,480	8,150	10,459
Total commitments	$197,455	$173,260	$4,180	$8,867	$11,148

1.
Represents total principal payments due under operating and finance lease obligations. Total current balances (included in Accrued expenses other current liabilities) due under finance and operating lease obligations are $190 and $1,248, respectively, at May 31, 2022. Total long-term balances due under finance and operating leases are $39 and $3,067, respectively, at May 31, 2022.
2.
Represents amounts outstanding under the Company’s Credit Facility and the VOXX Germany asset-based lending facility at May 31, 2022.

3.
We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.
4.
This amount represents the outstanding balances of the mortgage for our manufacturing facility in Florida and the shareholder loan payable to Sharp.
5.
Represents the contingent liability payable to Onkyo Home Entertainment Corp. for future purchases of certain product inventory.
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

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and possible future public or private debt and/or equity offerings. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, credit arrangements, and access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures for the next twelve months, including the intercompany loan funding we provide to our majority owned subsidiary, EyeLock LLC, and our accrual related to an unfavorable interim arbitration for which a schedule for the issuance of a final award has not yet been established. In the event they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity and/or debt financings, as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable when required.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations, or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Related Party Transactions

On April 29, 2021 EyeLock LLC entered into a three-year exclusive distribution agreement (“the Agreement”) with GalvanEyes LLC, a Florida LLC, managed by Beat Kahli, the largest holder of Voxx’s Class A Common Shares. The Agreement was included in the Company’s Proxy Statement filed on June 17, 2021 and was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on July 29, 2021. See Note 21 of the Notes to the Unaudited Consolidated Financial Statement of this Form 10-Q.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 25 to our consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Voxx conducts business in various non-U.S. countries, including Germany, Canada, Mexico, China, Hong Kong, Venezuela, Denmark, the Netherlands, France, Australia, and Japan and thus is exposed to market risk for changes in foreign currency exchange rates. As a result, we have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the U.S., which can adversely impact our net income and cash flows. For the three months ended May 31, 2022, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $2,700. There would have been no decrease to net income as all foreign entities had net losses for the three months ended May 31, 2022. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade, and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations, and U.S. dollar denominated purchases in its foreign subsidiaries. The Company often enters forward contracts to hedge certain Euro-related transactions. The Company minimizes the risk of nonperformance on the forward contracts by transacting with major financial institutions. During the three months ended May 31, 2022, the Company did not have any forward contracts designated for hedge accounting, and there were no foreign currency hedge contracts outstanding at May 31, 2022. For the three months ended May 31, 2021, unrealized losses recorded in Other comprehensive income (loss) associated with contracts held at May 31, 2021 were $28.

We are also subject to risk from changes in foreign currency exchange rates from the translation of financial statements of our foreign subsidiaries and for long-term intercompany loans with the foreign subsidiaries. These changes result in cumulative translation adjustments, which are included in Accumulated other comprehensive (loss) income. At May 31, 2022, we had translation exposure to various foreign currencies with the most significant being the Euro. A hypothetical 10% adverse change in the foreign currency exchange rates would result in a negative impact of $85 on Other comprehensive income (loss) for the three months ended May 31, 2022.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela did not have sales for the three months ended May 31, 2022 and there were minimal cash related assets invested in Venezuela as of May 31, 2022 that would be subject to government foreign exchange controls. The Company has certain long-lived assets in Venezuela, which are held for investment purposes and had no value as of May 31, 2022.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and investment grade corporate and U.S. government securities. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed. In connection with the Florida Mortgage, we have debt outstanding in the amount of $6,490 at May 31, 2022. Interest on this mortgage is charged at 70% of 1-month LIBOR plus 1.54%. The Company currently has one interest rate swap for the Florida Mortgage with a notional amount of $6,490 at May 31, 2022. This swap locks the interest rate at 3.48% (inclusive of credit spread) on the Florida Mortgage through the mortgage end date of March 2026. The Company also has a Euro asset-based lending facility in Germany with a variable rate. There was no outstanding balance for this facility May 31, 2022 (see Note 16).

As of May 31, 2022, the total net fair value of the interest rate swap recorded in other liabilities on our Consolidated Balance Sheet is $15, which represents the amount that would be paid upon unwinding the interest rate swap agreement based on market conditions on that date. Changes in the fair value of this interest rate swap agreement is reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated other comprehensive (loss) income.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of May 31, 2022 to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 24 of the Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Note 15 of the Form 10-K for the fiscal year ended February 28, 2022 for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended February 28, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our Board of Directors to repurchase shares of the Company's Class A Common Stock. During the three months ended May 31, 2022, the Company did not purchase any shares of Class A Common Stock.

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

101

The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended May 31, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii), the Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Consolidated Statements of Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

July 11, 2022

By:	/s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By:	/s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer