Form 10-Q
period 2022-08-31
VOXX International Corp
filed 2022-10-11
CIK 807707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of October 7, 2022
Class A Common Stock	21,675,966 Shares
Class B Common Stock	2,260,954 Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	August 31, 2022	February 28, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,326	$27,788
Accounts receivable, net	80,375	105,625
Inventory	192,931	174,922
Receivables from vendors	218	363
Prepaid expenses and other current assets	19,569	21,340
Income tax receivable	3,746	734
Total current assets	301,165	330,772
Investment securities	1,225	1,231
Equity investment	22,185	21,348
Property, plant and equipment, net	48,441	49,794
Operating lease, right of use asset	4,106	4,464
Goodwill	71,412	74,320
Intangible assets, net	94,599	101,450
Deferred income tax assets	38	40
Other assets	3,651	3,245
Total assets	$546,822	$586,664
Liabilities, Redeemable Equity, Redeemable Non-Controlling Interest, and Stockholders' Equity
Current liabilities:
Accounts payable	$50,851	$76,665
Accrued expenses and other current liabilities	43,966	54,659
Income taxes payable	2,178	2,714
Accrued sales incentives	20,840	23,755
Interim arbitration award payable (see Note 23)	41,417	39,444
Contract liabilities, current	4,224	4,373
Current portion of long-term debt	500	2,406
Total current liabilities	163,976	204,016
Long-term debt, net of debt issuance costs	36,321	9,786
Finance lease liabilities, less current portion	—	78
Operating lease liabilities, less current portion	2,924	3,298
Deferred compensation	1,225	1,231
Contingent consideration, less current portion (see Note 2)	4,494	5,750
Deferred income tax liabilities	5,084	5,300
Other tax liabilities	907	1,083
Prepaid ownership interest in EyeLock LLC due to GalvanEyes LLC (see Note 20)	4,921	2,451
Other long-term liabilities	3,177	3,508
Total liabilities	223,029	236,501
Commitments and contingencies (see Note 23)
Redeemable equity (see Note 8)	3,783	3,550
Redeemable non-controlling interest (see Note 2)	(321)	511
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 19)	—	—
Common stock:
Class A, $.01 par value, 60,000,000 shares authorized, 24,538,184 and 24,476,847 shares issued and 21,675,966 and 21,614,629 shares outstanding at August 31, 2022 and February 28, 2022, respectively	246	245
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding at both August 31, 2022 and February 28, 2022	22	22
Paid-in capital	296,311	300,453
Retained earnings	109,830	126,573
Accumulated other comprehensive loss	(20,867)	(17,503)
Less: Treasury stock, at cost, 2,862,218 shares of Class A Common Stock at both August 31, 2022 and February 28, 2022	(25,138)	(25,138)
Less: Redeemable equity	(3,783)	(3,550)
Total VOXX International Corporation stockholders' equity	356,621	381,102
Non-controlling interest	(36,290)	(35,000)
Total stockholders' equity	320,331	346,102
Total liabilities, redeemable equity, redeemable non-controlling interest, and stockholders' equity	$546,822	$586,664

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share data)

	Three months ended August 31,		Six months ended August 31,
	2022	2021	2022	2021
Net sales	$125,705	$143,109	$254,437	$280,169
Cost of sales	96,448	105,923	191,941	206,288
Gross profit	29,257	37,186	62,496	73,881
Operating expenses:
Selling	11,865	11,838	24,150	23,305
General and administrative	19,082	17,884	38,212	36,560
Engineering and technical support	8,284	7,886	16,673	14,118
Acquisition costs	—	2,316	136	2,992
Total operating expenses	39,231	39,924	79,171	76,975
Operating loss	(9,974)	(2,738)	(16,675)	(3,094)
Other (expense) income:
Interest and bank charges	(911)	(582)	(1,641)	(1,110)
Equity in income of equity investee	1,763	2,035	3,351	4,758
Interim arbitration award (see Note 23)	(986)	—	(1,972)	—
Other, net	(1,519)	376	(3,629)	818
Total other (expense) income, net	(1,653)	1,829	(3,891)	4,466
(Loss) income before income taxes	(11,627)	(909)	(20,566)	1,372
Income tax (benefit) expense	(708)	(217)	(1,800)	267
Net (loss) income	(10,919)	(692)	(18,766)	1,105
Less: net loss attributable to non-controlling interest	(703)	(1,003)	(2,023)	(1,922)
Net (loss) income attributable to VOXX International Corporation	$(10,216)	$311	$(16,743)	$3,027
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,128)	(1,334)	(3,622)	(962)
Derivatives designated for hedging	99	163	186	282
Pension plan adjustments	40	22	72	23
Other comprehensive loss, net of tax	(1,989)	(1,149)	(3,364)	(657)
Comprehensive (loss) income attributable to VOXX International Corporation	$(12,205)	$(838)	$(20,107)	$2,370
(Loss) income per share - basic: Attributable to VOXX International Corporation	$(0.42)	$0.01	$(0.69)	$0.12
(Loss) income per share - diluted: Attributable to VOXX International Corporation	$(0.42)	$0.01	$(0.69)	$0.12
Weighted-average common shares outstanding (basic)	24,423,577	24,281,220	24,418,020	24,273,731
Weighted-average common shares outstanding (diluted)	24,423,577	24,855,307	24,418,020	24,890,641

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity

For the three and six months ended August 31, 2022 and 2021

(In thousands, except share and per share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Treasury Stock	Redeemable Equity	Total Stock- holders' Equity
Balances at February 28, 2022	$267	$300,453	$126,573	$(17,503)	$(35,000)	$(25,138)	$(3,550)	$346,102
Net loss	—	—	(6,527)	—	(707)	—	—	(7,234)
Other comprehensive loss, net of tax	—	—	—	(1,375)	—	—	—	(1,375)
Cash settlement of market stock units upon vesting of 80% of award	—	(4,000)	—	—	—	—	—	(4,000)
Net settlement of 61,337 shares of Class A Common Stock upon vesting of stock awards, net of withholding taxes	1	(404)	—	—	—	—	—	(403)
Reclassification of stockholders' equity to redeemable equity	—	—	—	—	—	—	(33)	(33)
Stock-based compensation expense	—	126	—	—	—	—	133	259
Balances at May 31, 2022	268	296,175	120,046	(18,878)	(35,707)	(25,138)	(3,450)	333,316
Net loss	—	—	(10,216)	—	(583)	—	—	(10,799)
Other comprehensive loss, net of tax	—	—	—	(1,989)	—	—	—	(1,989)
Stock-based compensation expense	—	136	—	—	—	—	(333)	(197)
Balances at August 31, 2022	268	296,311	109,830	(20,867)	(36,290)	(25,138)	(3,783)	320,331

Balances at February 28, 2021	$267	$300,402	$148,906	$(14,977)	$(31,351)	$(23,918)	$(3,260)	$376,069
Net income (loss)	—	—	2,716	—	(919)	—	—	1,797
Other comprehensive income, net of tax	—	—	—	492	—	—	—	492
Net settlement of 60,693 shares of Class A Common Stock upon vesting of stock awards, net of withholding taxes	—	(856)	—	—	—	—	—	(856)
Stock-based compensation expense	—	236	—	—	—	—	34	270
Balances at May 31, 2021	267	299,782	151,622	(14,485)	(32,270)	(23,918)	(3,226)	377,772
Net income (loss)	—	—	311	—	(1,003)	—	—	(692)
Other comprehensive income, net of tax	—	—	—	(1,149)	—	—	—	(1,149)
Repurchase of 113,000 shares of Class A Common Stock	—	—	—	—	—	(1,220)	—	(1,220)
Stock-based compensation expense	—	237	—	—	—	—	(119)	118
Balances at August 31, 2021	267	300,019	151,933	(15,634)	(33,273)	(25,138)	(3,345)	374,829

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Six months ended August 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(18,766)	$1,105
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	6,726	5,572
Amortization of debt discount	127	147
Bad debt expense	50	153
Reduction in the carrying amount of the right of use asset	785	683
(Gain) loss on forward contracts	(62)	203
Equity in income of equity investees	(3,351)	(4,758)
Distribution of income from equity investees	2,514	5,568
Deferred income tax (benefit) expense	(110)	188
Non-cash compensation adjustment	(5)	(233)
Stock based compensation expense	262	473
Loss on disposal of property, plant, and equipment	12	—
Changes in operating assets and liabilities:
Accounts receivable	23,099	15,301
Inventory	(21,221)	(14,515)
Receivables from vendors	143	(86)
Prepaid expenses and other	1,147	(1,407)
Investment securities-trading	6	233
Accounts payable, accrued expenses, accrued sales incentives, contract liabilities, and other liabilities	(34,061)	(13,833)
Income taxes payable	(3,612)	(323)
Net cash used in operating activities	(46,317)	(5,529)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(2,226)	(1,838)
Issuance of promissory note	—	(8,390)
Net cash used in investing activities	(2,226)	(10,228)
Cash flows from financing activities:
Principal payments on finance lease obligation	(147)	(218)
Repayment of bank obligations	(69,160)	(250)
Borrowings on bank obligations	94,518	836
Deferred financing costs	—	(667)
Settlement of market stock unit awards	(4,000)	—
Withholding taxes paid on net issuance of stock award	(404)	(856)
Purchase of treasury stock	—	(1,220)
Net cash provided by (used in) financing activities	20,807	(2,375)
Effect of exchange rate changes on cash	4,274	(221)
Net decrease in cash and cash equivalents	(23,462)	(18,353)
Cash and cash equivalents at beginning of period	27,788	59,404
Cash and cash equivalents at end of period	$4,326	$41,051

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

We operate in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. See Note 21 for the Company's segment reporting disclosures.

(2) Acquisitions

Onkyo

On April 29, 2021, the Company’s subsidiary, Premium Audio Company LLC (“PAC”), signed a Letter of Intent to acquire certain assets of the home audio/video business of Onkyo Home Entertainment Corporation (“OHEC”), along with Sharp Corporation (“Sharp”) as PAC’s partner. On May 26, 2021, PAC and Sharp signed an asset purchase agreement (“APA”) to jointly acquire certain assets of the home audio/video business of OHEC through a joint venture entity. The APA was approved by OHEC’s shareholders at its ordinary general meeting of shareholders on June 25, 2021 and on June 28, 2021, the Company announced that PAC had entered into a joint venture with Sharp in order to execute the transaction. PAC owns 77.2% of the joint venture and has an 85.1% voting interest and Sharp owns approximately 22.8% of the joint venture and has a 14.9% voting interest. On September 8, 2021, the newly formed joint venture, Onkyo Technology KK ("Onkyo"), completed the transaction to acquire certain assets of the home audio/video business of OHEC. The acquired assets consisted of intangible assets.

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

During the fourth quarter of Fiscal 2022, the Company recorded a net measurement period adjustment that increased goodwill by $7,973. The measurement period adjustment would have resulted in a decrease in amortization expense related to the tradenames and technology in the third quarter of Fiscal 2022 and was not significant. The Company made the measurement period adjustment to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. The purchase price allocation presented above is based upon preliminary estimates, including Level 3 inputs which were unobservable and subject to change. The assets acquired include trade names, technology, and goodwill. The amounts assigned to goodwill and intangible assets for the acquisition are as follows:

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

The preliminary fair values of the intangible assets and contingent consideration were determined with the assistance of a third-party valuation expert. We are in the process of refining the valuation of acquired assets, including goodwill, and expect to finalize the purchase price allocation no later than one year after the acquisition date, which is September 8, 2022. Finalization of the valuation during the measurement period could result in significant changes in the amounts recorded for the acquisition date fair value. Goodwill was determined as the excess of the purchase price over the fair value of the assets acquired, including identifiable intangible assets, and represents workforce and expected cash flow generation for the Onkyo business that does not qualify for separate recognition as intangible assets.

The Company has consolidated the financial results of Onkyo since the acquisition date for financial reporting purposes. The non-controlling interest has been classified as redeemable non-controlling interest outside of equity on the accompanying Consolidated Balance Sheets as the exercise of the put option is not within the Company’s control. The carrying value of the redeemable non-controlling interest of Onkyo cannot be less than the redemption amount, which is the amount Sharp will settle the put option for if exercised. Adjustments to reconcile the carrying value to the redemption amount are recorded immediately to retained earnings. No adjustment was made to the carrying amount of the redeemable non-controlling interest at August 31, 2022 as the carrying amount was in excess of the redemption amount.

The following table provides the rollforward of the redeemable non-controlling interest for the six months ended August 31, 2022:

Redeemable Non-controlling Interest
Balance at February 28, 2022	$511
Net loss attributable to non-controlling interest	(733)
Comprehensive loss attributable to non-controlling interest	(75)
Foreign currency translation	(24)
Balance at August 31, 2022	$(321)

The purpose of this acquisition was to expand the Company’s market share and product offerings within the premium audio industry. The joint venture owns the Onkyo and Integra brands and has the licensing rights to the Pioneer brands. It will market and sell a variety of products under the Onkyo, Integra, and Pioneer brands. Onkyo’s results of operations are included in the consolidated financial statements of Voxx in our Consumer Electronics segment from September 8, 2021, and represents approximately 2.5% and 2.0% of the Company’s net sales for the three and six months ended August 31, 2022. Prior to the acquisition, PAC operated under a distribution agreement with OHEC through its 11 Trading Company ("11TC") subsidiary, selling Onkyo and Pioneer products to Voxx customers. No additional customer contracts were acquired in conjunction with the acquisition and 11TC continues to sell these products to the same pre-acquisition customer base.

Historical financial statements for Onkyo prior to the acquisition were not available and it is impracticable for the Company to determine the impact the acquisition would have had on the Company’s revenue or net (loss) income had it been included in the consolidated results of the Company for the three and six months ended August 31, 2021.
(3) Net (Loss) Income Per Common Share

Basic net (loss) income per common share attributable to VOXX International Corporation is calculated by dividing net income attributable to Voxx, adjusted to reflect changes in the redemption value of redeemable non-controlling interest, by the weighted-average common shares outstanding during the period. The diluted net (loss) income per common share computation reflects the potential dilution that would occur if common stock equivalent securities or other contracts to issue common stock were exercised or converted into common stock. There was no redemption value adjustment of the redeemable non-controlling interest for the three and six months ended August 31, 2022.

A reconciliation between the denominator of basic and diluted net (loss) income per common share is as follows:

	Three months ended August 31,		Six months ended August 31,
	2022	2021	2022	2021
Weighted-average common shares outstanding (basic)	24,423,577	24,281,220	24,418,020	24,273,731
Effect of dilutive securities:
Restricted stock units, stock grants, and market stock units	—	574,087	—	616,910
Weighted-average common shares and potential common shares outstanding (diluted)	24,423,577	24,855,307	24,418,020	24,890,641

Restricted stock units, stock grants, and market stock units of 377,019 and 0 for the three months ended August 31, 2022 and 2021, respectively, and 372,922 and 0 for the six months ended August 31, 2022 and 2021, respectively, were not included in the net (loss) income per diluted share calculation because the grant price of the restricted stock units, stock grants, and market stock units was greater than the average market price of the Company’s common stock during these periods, or the inclusion of these components would have been anti-dilutive.

(4) Investment Securities

As of August 31, 2022, and February 28, 2022, the Company had the following investments:

August 31, 2022
Fair Value
Investment Securities
Marketable Equity Securities
Mutual funds	$1,225
Total Marketable Equity Securities	1,225
Total Investment Securities	$1,225

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

Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents financial assets and liabilities measured at fair value on a recurring basis at August 31, 2022:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$4,326	$4,326	$-	$-
Mutual funds	1,225	1,225	-	-
Derivatives designated for hedging	84	-	84	-

Liabilities:
Contingent consideration	$5,018	$-	$-	$5,018

The following table presents financial assets and liabilities measured at fair value on a recurring basis at February 28, 2022:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets
Cash and money market funds	$27,788	$27,788	$-	$-
Mutual funds	1,231	1,231	-	-

Liabilities:
Derivatives designated for hedging	$188	-	188	-
Contingent consideration	6,435	-	-	6,435

At August 31, 2022, the carrying value of the Company's accounts receivable, short-term debt, accounts payable, accrued expenses, bank obligations, and long-term debt approximates fair value because of either (i) the short-term nature of the financial instrument; (ii) the interest rate on the financial instrument being reset every quarter to reflect current market rates; or (iii) the stated or implicit interest rate approximates the current market rates or are not materially different from market rates.

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

The following table provides a rollforward of the Company's contingent consideration balance for the six months ended August 31, 2022:

Balance at February 28, 2022	$6,435
Payments made to OHEC	(397)
Fair value adjustment	52
Foreign currency translation	(1,072)
Balance at August 31, 2022	$5,018

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

When entered into, forward foreign currency contracts are utilized to hedge a portion of the Company’s foreign currency inventory purchases. Forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). As of August 31, 2022, there are no open forward foreign currency contracts.

Financial Statement Classification

The following table discloses the fair value as of August 31, 2022 and February 28, 2022 of the Company’s derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	August 31, 2022	February 28, 2022
Designated derivative instruments
Interest rate swap agreements	Other assets	84	—
	Other long-term liabilities	—	(188)
Total derivatives		$84	$(188)

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

During Fiscal 2022 and through the second quarter of Fiscal 2023, the Company did not enter into any new forward foreign currency contracts. All forward foreign currency contracts entered into during Fiscal 2021 settled as of February 28, 2022 and had been designated as cash flow hedges. The current outstanding notional value of the Company's interest rate swap at August 31, 2022 is $6,365. For cash flow hedges, the gain or loss is reported as a component of Other comprehensive (loss) income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The net income recognized in Other comprehensive (loss) income for foreign currency contracts settled in the fourth quarter of Fiscal 2022 were recognized in Cost of sales during the three and six months ended August 31, 2022. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. The gain or loss on the Company’s interest rate swap is recorded in Other comprehensive (loss) income and subsequently reclassified into Interest and bank charges in the period in which the hedged transaction affects earnings. As of August 31, 2022, no interest rate swaps originally designated for hedge accounting were de-designated or terminated.

Activity related to cash flow hedges recorded during the three and six months ended August 31, 2022 and 2021 was as follows:

	Three months ended		Six months ended
	August 31, 2022		August 31, 2022
	Pretax Gain Recognized in Other Comprehensive Income	Pretax Loss Reclassified from Accumulated Other Comprehensive Income	Pretax Gain Recognized in Other Comprehensive Income	Pretax Gain Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	$—	$—	$—	$63
Interest rate swaps	99	—	272	—

	Three months ended		Six months ended
	August 31, 2021		August 31, 2021
	Pretax (Loss) Gain Recognized in Other Comprehensive Income	Pretax Loss Reclassified from Accumulated Other Comprehensive Income	Pretax (Loss) Gain Recognized in Other Comprehensive Income	Pretax Loss Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	$172	$(29)	$144	$(205)
Interest rate swaps	19	—	37	—

(6) Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of the following:

	Foreign Currency Translation Losses	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2022	$(16,691)	$(711)	$(101)	$(17,503)
Other comprehensive (loss) income before reclassifications	(3,622)	72	229	(3,321)
Reclassified from accumulated other comprehensive loss	—	—	(43)	(43)
Net current-period other comprehensive (loss) income	(3,622)	72	186	(3,364)
Balance at August 31, 2022	$(20,313)	$(639)	$85	$(20,867)

During the three and six months ended August 31, 2022, the Company recorded other comprehensive (loss) income, net of the associated tax impact, of $0 and $20, respectively, related to derivatives designated in a hedging relationship, and $0 in both periods related to pension plan adjustments.

The other comprehensive (loss) income before reclassification related to foreign currency translation losses of $(3,622) includes the remeasurement of intercompany transactions of a long-term investment nature of $(615) with certain subsidiaries whose functional currency is not the U.S. dollar, and $(3,007) from translating the financial statements of the Company's non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar.

(7) Supplemental Cash Flow Information

The following is supplemental information relating to the Unaudited Consolidated Statements of Cash Flows:

	Six months ended August 31,
	2022	2021
Non-cash investing and financing activities:
Recording of redeemable equity	$(108)	$85
Reclassification of stockholders' equity to redeemable equity	341	-
Gross issuance of shares	1	1
Change in goodwill due to measurement period adjustments, net	-	(1,353)
Right of use assets obtained in exchange for operating lease obligations	659	-
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$751	$677
Operating cash flows from finance leases	2	7
Finance cash flows from finance leases	147	218
Cash paid during the period:
Interest (excluding bank charges)	$671	$310
Income taxes (net of refunds)	1,742	402

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

The Company's Omnibus Equity Incentive Plan was established in 2014 (the "2014 Plan"). Pursuant to the 2014 Plan, Restricted Stock Units ("RSUs") may be awarded by the Company to any individual who is employed by, provides services to, or serves as a director of the Company or its affiliates. RSUs vest on the later of three years from the date of grant, or the grantee reaching the age of 65 years. The RSU awards will also vest upon the sale of all of the Company's issued and outstanding stock, the sale of all, or substantially all, of the assets of a subsidiary of which the grantee serves as CEO and/or President, or the termination of the grantee's employment without cause, provided that the grantee, at the time of termination, has been employed for at least 10 years. When vested, RSU awards may be settled in shares of Class A Common Stock or in cash, at the Company's sole option. There are no market conditions inherent in an RSU award, only the employee performance requirement for performance awards, and the service requirement that the respective employee continues employment with the Company through the vesting date. In July 2022, the Company granted 46,556 RSU awards to employees under the 2014 Plan. The Company expenses the cost of RSU awards on a straight-line basis over the requisite service period of each grantee. For these purposes, the fair market value of each RSU is determined based on the mean of the high and low price of the Company's common stock on the grant date. The fair market value of each RSU granted in July 2022 was $8.28.

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
-
Additional stock grants of 100,000 shares of Class A Common Stock to be issued on each of March 1, 2020, March 1, 2021, and March 1, 2022. Compensation expense of $38 and $78 was recognized for the three and six months ended August 31, 2021, respectively, based upon the grant fair value of $4.15 per share using the graded vesting attribution method. For the three and six months ended August 31, 2022, there was no remaining compensation expense recognized related to these awards. On March 1, 2020, 100,000 of these stock grants vested, resulting in 100,000 shares of the Company’s Class A Common Stock being issued to Mr. Lavelle. On March 1, 2021, an additional 100,000 of these stock grants vested, resulting in 60,653 shares of Class A Common Stock being issued to Mr. Lavelle and 39,347 shares being withheld for taxes. On March 1, 2022, the final 100,000 of these stock grants vested, resulting in 61,337 shares of Class A Common Stock being issued to Mr. Lavelle and 38,663 shares being withheld for taxes.
-
Grant of market stock units (“MSU’s”) up to a maximum value of $5,000, based upon the achievement of a 90-calendar day average stock price of no less than $5.49 over the performance period ending on the third and fifth anniversary of the effective date of the Employment Agreement. The value of the MSU award increases based upon predetermined targeted 90-calendar day average stock prices with a maximum of $5,000 if the 90-calendar day average high stock price equals or exceeds $15.00. The total number of shares to be issued related to the MSU's based upon achievement of the maximum award value of $5,000, and if issued at $15.00 per share, is estimated at 333,333 shares. The award may be settled in shares or in cash upon mutual agreement between the Company and Mr. Lavelle. Actual results may differ based upon when the high average stock price is achieved and settled. We recognized stock-based compensation expense of $23 and $46 during the three and six months ended August 31, 2022, respectively, and $61 and $122 during the three and six months ended August 31, 2021, respectively, related to these MSU’s using the graded vesting attribution method over the performance period. On March 1, 2022, 80% of this MSU award vested and was settled in cash, resulting in a payment made to Mr. Lavelle in the amount of $4,000 during the six months ended August 31, 2022. As of August 31, 2022, 20% of the MSU’s remain outstanding.

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

The following table presents a summary of the activity related to the initial stock grant, additional stock grants under the Employment Agreement, and RSU grants under the 2014 Plan for the six months ended August 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested award balance at February 28, 2022	354,360	$6.30
Granted	46,556	8.28
Vested	(25,296)	4.65
Vested and settled	(100,000)	4.15
Unvested award balance at August 31, 2022	275,620	$7.57

At August 31, 2022, there were 501,505 vested and unsettled RSU awards under the Company’s 2014 Plan with a weighted average fair value of $6.79.

During the three and six months ended August 31, 2022 and 2021, the Company recorded $136 and $262, respectively, and $237 and $473, respectively, in total stock-based compensation related to the 2014 Plan, as well as additional stock grants and MSU’s under the Employment Agreement. As of August 31, 2022, there was approximately $1,340 of unrecognized stock-based compensation expense related to unvested RSU awards and MSU’s.

(9) Supply Chain Financing

The Company has supply chain financing agreements and factoring agreements that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The balances under the agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three and six months ended August 31, 2022, net of discounts, were $21,478 and $41,682, respectively, compared to $29,975 and $42,176 for the three and six months ended August 31, 2021, respectively.

(10) Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $2,528 and $5,097 for the three and six months ended August 31, 2022, respectively, compared to $3,624 and $5,945 for the three and six months ended August 31, 2021, respectively. All amounts are net of customer reimbursements and are included within Engineering and technical support expenses on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.

(11) Goodwill and Intangible Assets

The change in goodwill by segment is as follows:

Automotive Electronics:	Amount
Beginning balance at March 1, 2022	$10,425
Activity during the period	—
Balance at August 31, 2022	$10,425
Gross carrying value at August 31, 2022	$10,425
Accumulated impairment charge	—
Net carrying value at August 31, 2022	$10,425
Consumer Electronics:
Beginning balance at March 1, 2022	$63,895
Goodwill acquired during the period	-
Foreign currency adjustments	(2,908)
Balance at August 31, 2022	$60,987
Gross carrying value at August 31, 2022	$93,150
Accumulated impairment charge	(32,163)
Net carrying value at August 31, 2022	$60,987
Total Goodwill, net	$71,412

The Company's Biometrics segment did not carry a goodwill balance at August 31, 2022 or February 28, 2022.

At August 31, 2022, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$53,448	$40,749	$12,699
Trademarks/Tradenames	15,469	2,583	12,886
Developed technology	19,363	13,966	5,397
Patents	6,735	5,704	1,031
License	1,400	1,400	—
Contracts	1,556	1,556	—
Total finite-lived intangible assets	$97,971	$65,958	32,013
Indefinite-lived intangible assets
Trademarks			62,586
Total intangible assets, net			$94,599

At February 28, 2022, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$54,138	$39,669	$14,469
Trademarks/Tradenames	17,466	1,927	15,539
Developed technology	20,413	13,179	7,234
Patents	6,736	5,562	1,174
License	1,400	1,400	—
Contracts	1,556	1,556	—
Total finite-lived intangible assets	$101,709	$63,293	38,416
Indefinite-lived intangible assets
Trademarks			63,034
Total intangible assets, net			$101,450

The Company recorded amortization expense of $1,663 and $3,588, respectively, for the three and six months ended August 31, 2022 compared to $1,375 and $2,786 for the three and six months ended August 31, 2021, respectively. The estimated aggregate amortization expense for all amortizable intangibles for August 31 of each of the succeeding years is as follows:

Year	Amount
2023	$5,968
2024	5,699
2025	5,483
2026	4,338
2027	2,995

(12) Equity Investment

As of August 31, 2022 and February 28, 2022, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA"), which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	August 31, 2022	February 28, 2022
Current assets	$49,768	$46,202
Non-current assets	6,881	7,382
Liabilities	12,279	10,888
Members' equity	44,370	42,696

	Six months ended August 31,
	2022	2021
Net sales	$56,199	$61,560
Gross profit	12,688	15,769
Operating income	6,670	9,488
Net income	6,702	9,516

The Company's share of income from ASA was $1,763 and $3,351 for the three and six months ended August 31, 2022, respectively, compared to $2,035 and $4,758 for the three and six months ended August 31, 2021, respectively.

(13) Income Taxes

The Company’s provision for income taxes consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments, as necessary.

The Inflation Reduction Act of 2022 (the “Act”) was signed into U.S. law on August 16, 2022. The Act includes various tax provisions, including an excise tax on stock repurchases, expanded tax credits for clean energy incentives, and a corporate alternative minimum tax that generally applies to U.S. corporations with average adjusted financial statement income over a three year period in excess of $1 billion. The Company does not expect the Act to materially impact its financial statements.

For the three months ended August 31, 2022, the Company recorded an income tax benefit of $708, which includes a discrete income tax benefit of $9 related primarily to the remeasurement of state deferred taxes based on law changes enacted during the quarter. For the three months ended August 31, 2021, the Company recorded an income tax benefit of $217, which includes a discrete income tax benefit of $70 related primarily to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations.

The effective tax rates for the three months ended August 31, 2022 and 2021 were an income tax benefit of 6.1% on a pre-tax loss of $11,627 and an income tax benefit of 23.9% on a pre-tax loss of $909, respectively. The effective tax rate for the three months ended August 31, 2022 differs from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a tax benefit related to the decrease in the valuation allowance based on current year forecasted earnings. The effective tax rate for the three months ended August 31, 2021 differed from the statutory rate of 21% primarily due to a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a tax benefit related to the decrease in the valuation allowance.

For the six months ended August 31, 2022, the Company recorded an income tax benefit of $1,800, which includes a discrete income tax benefit of $172 related primarily to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations. For the six months ended August 31, 2021, the Company recorded an income tax provision of $267, which includes a discrete income tax benefit of $144 related primarily to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations.

The effective tax rates for the six months ended August 31, 2022 and 2021 were an income tax benefit of 8.8% on pre-tax loss of $20,566 and an income tax provision of 19.5% on pre-tax income of $1,372, respectively. The effective tax rate for the six months ended August 31, 2022 and 2021 differs from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a decrease in valuation allowance.

At August 31, 2022, the Company had an uncertain tax position liability of $907, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S. federal, state, and local, and foreign tax issues.

(14) Inventory

Inventories by major category are as follows:

	August 31, 2022	February 28, 2022
Raw materials	$21,492	$23,904
Work in process	1,279	1,519
Finished goods	170,160	149,499
Inventory	$192,931	$174,922

(15) Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs. The liability for product warranties is included within Accrued expenses and other current liabilities and the reserve for product repair costs is recorded as a reduction of Inventory on the Consolidated Balance Sheets.

	Three months ended August 31,		Six months ended August 31,
	2022	2021	2022	2021
Opening balance	$6,268	$5,390	$5,622	$5,290
Liabilities for warranties accrued during the period	1,299	537	3,297	1,237
Liabilities adjusted during acquisition	—	(352)	—	(352)
Warranty claims settled during the period	(1,328)	(1,080)	(2,680)	(1,680)
Ending balance	$6,239	$4,495	$6,239	$4,495

(16) Financing Arrangements

The Company has the following financing arrangements:

	August 31, 2022	February 28, 2022
Debt
Domestic credit facility (a)	$27,400	$—
Florida mortgage (b)	6,365	6,614
Euro asset-based lending obligation - VOXX Germany (c)	—	1,906
Shareholder loan payable to Sharp (d)	3,976	4,718
Total debt	37,741	13,238
Less: current portion of long-term debt	500	2,406
Long-term debt	37,241	10,832
Less: debt issuance costs	920	1,046
Total long-term debt, net of debt issuance costs	$36,321	$9,786

(a)

Domestic Credit Facility

The Company has a senior secured credit facility (the "Credit Facility") with Wells Fargo Bank, N.A. ("Wells Fargo") that provides for a revolving credit facility with committed availability of up to $140,000. The Credit Facility also includes a $30,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 16(b)). The availability under the revolving credit line of the Credit Facility was $101,571 as of August 31, 2022.

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

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that swingline loans may only be designated as Base Rate Loans. Loans designated as LIBOR Rate Loans bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.75 – 2.25% (4.18% at August 31, 2022). Loans designated as Base Rate loans bear interest at a rate equal to the applicable margin for Base Rate Loans plus a range of 0.75 - 1.25% as defined in the Agreement and shall not be lower than 1.75% (6.25% at August 31, 2022). An amendment to the Credit Facility in April 2021 provided for a Benchmark Replacement that will replace the LIBOR rate for all revolver usage. The Benchmark Replacement is subject to the occurrence of a Benchmark Transition Event, as defined in the Second Amended and Restated Credit Agreement and becomes effective after a five-day transition period following the event.

Provided that the Company is in a Compliance Period (the period commencing on that day in which Excess Availability is less than 15% of the Maximum Revolver Amount and ending on a day in which Excess Availability is equal to or greater than 15% for any consecutive 30-day period thereafter), the Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the Agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of August 31, 2022, the Company was not in a Compliance Period.

The obligations under the Credit Facility documents are secured by a general lien on, and security interest in, substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles, and inventory. The Company has guaranteed the obligations of the borrowers under the Agreement.

Charges incurred on the unused portion of the Credit Facility during the three and six months ended August 31, 2022 totaled $186 and $392, respectively, compared to $190 and $323 during the three and six months ended August 31, 2021, respectively. These charges are included within Interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company has deferred financing costs related to the Credit Facility and previous amendments and modifications of the Credit Facility. In conjunction with the amendment to its Credit Facility in April 2021, the

Company incurred additional financing fees of $667 that will be amortized over the remaining term of the facility. The Company accounted for this amendment to the Credit Facility as a modification of debt. Deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance and are amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income over the term of the Credit Facility, which expires on April 19, 2026. During the three and six months ended August 31, 2022, the Company amortized $56 and $111 of these costs, respectively, as compared to $56 and $131 during the three and six months ended August 31, 2021, respectively. The net unamortized balance of these deferred financing costs as of August 31, 2022 was $811.

(b)

Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida. Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. The Florida Mortgage bears interest at 70% of 1-month LIBOR plus 1.54% (4.09% at August 31, 2022) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The financial covenants of the Florida Mortgage are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016 and amended in April 2021. The amendment to the Credit Facility in April 2021 provided for a Benchmark Replacement that will replace the LIBOR rate for all revolver usage. The Benchmark Replacement is subject to the occurrence of a Benchmark Transition Event, as defined in the Second Amended and Restated Credit Agreement and becomes effective after a five-day transition period following the event.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, which are recorded as deferred financing costs and included in Long-term debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and are being amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income over the ten-year term of the Florida Mortgage. The Company amortized $8 and $16 of these costs during both the three and six months ended August 31, 2022 and 2021, respectively. The net unamortized balance of these deferred financing costs as of August 31, 2022 is $109.

On July 20, 2015, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure related to the Florida Mortgage and pays a fixed rate of 3.48% under the swap agreement (See Note 5).

(c)

Euro Asset-Based Lending Obligation – VOXX Germany

Foreign bank obligations include a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000 for the Company's subsidiary, VOXX Germany, which expires on July 31, 2023. The rate of interest for the ABL is the three-month Euribor plus 2.30% (2.95% at August 31, 2022).

(d)

Shareholder Loan Payable to Sharp

In conjunction with the capitalization and funding of the Company’s Onkyo joint venture with its partner Sharp, which was created in order to execute the acquisition of certain assets of the home audio/video business of OHEC on September 8, 2021 (see Note 2), Onkyo entered into a loan agreement with the shareholders of the joint venture, PAC and Sharp. The loan balance outstanding at August 31, 2022 represents the portion of the loan payable to Sharp. The loan balance due to PAC eliminates in consolidation. All amounts outstanding under the loan will mature and become payable ten years from the execution date of the acquisition, which is September 8, 2031. The loan may be prepaid subject to the approval of the board of directors of the joint venture and must be repaid if either the put or call option is exercised in accordance with the joint venture agreement. The rate of interest for the shareholder loan is 2.5% and the loan is secured by a second priority lien on and secured interest in all assets of Onkyo.

(17) Other (Expense) Income

Other (expense) income is comprised of the following:

	Three months ended August 31,		Six months ended August 31,
	2022	2021	2022	2021
Foreign currency (loss) gain	$(1,721)	$(2)	$(4,087)	$114
Interest income	4	5	9	12
Rental income	230	197	451	361
Miscellaneous	(32)	176	(2)	331
Total other, net	$(1,519)	$376	$(3,629)	$818

Foreign currency losses for the three and six months ended August 31, 2022 were primarily driven by declines in the Japanese Yen, which impacted the re-measurement of the Company's Onkyo subsidiary intercompany loans and interest payable, which are not of a long-term investment nature. The total foreign currency loss attributable to these re-measurements for the three and six months ended August 31, 2022 was $1,362 and $3,441, respectively.

(18)
Lease Obligations

We account for leases in accordance with ASC 842 “Leases” (“ASC 842”). We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration.

We have operating leases for office equipment, as well as offices, warehouses, and other facilities used for our operations. We also have finance leases comprised primarily of computer hardware and machinery and equipment. Our leases have remaining lease terms of less than 1 year to 9 years, some of which include renewal options. We consider these renewal options in determining the lease term used to establish our right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal option will be exercised. The Company had no short-term leases during the three and six months ended August 31, 2022.

Refer to Note 7 for supplemental cash flow information related to leases.

The components of lease cost for the three and six months ended August 31, 2022 and 2021 were as follows:

	Three months ended August 31,		Six months ended August 31,
	2022	2021	2022	2021
Operating lease cost (a) (c)	$390	$342	$785	$683
Finance lease cost:
Amortization of right of use assets (a)	73	101	146	222
Interest on lease liabilities (b)	1	3	2	7
Total finance lease cost	$74	$104	$148	$229

(a)
Recorded within Selling, General and administrative, Engineering and technical support, and Cost of sales on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.
(b)
Recorded within Interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.
(c)
Includes immaterial amounts related to variable rent expense.

Supplemental balance sheet information related to leases is as follows:

	August 31, 2022	February 28, 2022
Operating Leases
Operating lease, right of use assets	$4,106	$4,464
Total operating lease right of use assets	$4,106	$4,464
Accrued expenses and other current liabilities	$1,201	$1,255
Operating lease liabilities, less current portion	2,924	3,298
Total operating lease liabilities	$4,125	$4,553
Finance Leases
Property, plant, and equipment, gross	$2,503	$2,503
Accumulated depreciation	(2,354)	(2,208)
Total finance lease right of use assets	$149	$295
Accrued expenses and other current liabilities	$155	$224
Finance lease liabilities, less current portion	—	78
Total finance lease liabilities	$155	$302
Weighted Average Remaining Lease Term
Operating leases	5.2 years	5.5 years
Finance leases	1.0 years	1.3 years
Weighted Average Discount Rate
Operating leases	3.79%	4.01%
Finance leases	3.87%	3.87%

Maturities of lease liabilities on August 31 of each of the succeeding years are as follows:

	Operating Leases	Finance Leases
2023	$1,313	157
2024	961	—
2025	574	—
2026	433	—
2027	292	—
Thereafter	928	—
Total lease payments	4,501	157
Less imputed interest	376	2
Total	$4,125	155

As of August 31, 2022, the Company has not entered into any lease agreements that have not yet commenced.

The Company owns and occupies buildings as part of its operations. Certain space within these buildings may, from time to time, be leased to third parties from which the Company earns rental income as lessor. This leased space is recorded within property, plant, and equipment and was not material to the Company's Consolidated Balance Sheets at August 31, 2022 and February 28, 2022. Rental income earned by the Company for the three and six months ended August 31, 2022 and 2021 was $230 and $451, respectively, compared to $197 and $361, respectively, and is recorded within Other (expense) income.
(19) Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	August 31, 2022	February 28, 2022	August 31, 2022	February 28, 2022	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,675,966	21,614,629	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	2,862,218	2,862,218	N/A	N/A	N/A

(20) Variable Interest Entity

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

On September 1, 2015, Voxx acquired a majority voting interest in substantially all of the assets and certain specified liabilities of EyeLock, Inc. and EyeLock Corporation, a market leader of iris-based identity authentication solutions, through a newly formed entity, EyeLock LLC. The Company issued EyeLock LLC a promissory note for the purposes of repaying protective advances and funding working capital requirements of the entity. On August 25, 2022, this promissory note was amended and restated to allow EyeLock LLC to borrow up to $71,200. Through March 1, 2019, interest on the outstanding principal of the loan accrued at 10%. From March 1, 2019 forward, interest accrues at 2.5%. The amended and restated promissory note is due on September 30, 2023. The outstanding principal balance of this promissory note is convertible at the sole option of Voxx into units of EyeLock LLC. If Voxx chooses not to convert into equity, the outstanding loan principal of the amended and restated promissory note will be repaid at a multiple of 1.50 based on the repayment date. The agreement includes customary events of default and is collateralized by all of the property of EyeLock LLC.

We determined that we hold a variable interest in EyeLock LLC as a result of:

•
our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and
•
the loan agreement with EyeLock LLC, which has a total outstanding balance of $66,936 as of August 31, 2022.

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

On April 29, 2021, EyeLock LLC entered into a three-year exclusive distribution agreement (the “Agreement”) with GalvanEyes LLC (“GalvanEyes”), a Florida LLC managed by Beat Kahli, the largest holder of Voxx's Class A Common Shares. The Agreement provides that GalvanEyes will be the exclusive distributor of EyeLock products in the European Union, Switzerland, Puerto Rico, Malaysia, and Singapore, with the exception of any existing customer relationships prior to the Agreement date. GalvanEyes has also been granted exclusive distribution rights in the United States for the residential real estate market and specific U.S. Government agencies, and non-exclusive distribution rights in all other territories and verticals with the Company’s consent. The Agreement also includes a put/call arrangement, whereby GalvanEyes has the right to put the exclusivity back to EyeLock after the initial two-year period for a 20.0% interest in EyeLock. In turn, EyeLock has the ability to call the exclusivity during the term of the Agreement, based on the occurrence of certain events, which would result in a 20.0% equity interest given to GalvanEyes. Under the Agreement, in addition to paying for any products purchased, GalvanEyes has agreed to pay EyeLock $10,000 in the form of an annual fee, over a two-year period, of up to $5,000 per year, with payments on a quarterly basis beginning on September 1, 2021. Any gross profit generated on the sale of EyeLock LLC products by GalvanEyes will be deducted from the annual fee. The value of the put/call arrangement was not significant at August 31, 2022. On August 31, 2022, the Company received a payment in the amount of $1,228 for the quarterly installment payment due from GalvanEyes for the three months ended August 31, 2022. The Company has also recorded a corresponding liability on the accompanying Consolidated Balance Sheets, representing a prepayment made by GalvanEyes of a 20.0% interest in EyeLock upon exercise of the put option. The balance of the liability at August 31, 2022 is $4,921.

Assets and Liabilities of EyeLock LLC

The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheets as of August 31, 2022 and February 28, 2022:

	August 31, 2022	February 28, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$—	$25
Accounts receivable, net	321	47
Inventory, net	2,168	2,028
Prepaid expenses and other current assets	142	245
Total current assets	2,631	2,345
Property, plant and equipment, net	16	39
Intangible assets, net	1,921	2,057
Other assets	30	59
Total assets	$4,598	$4,500
Liabilities and Partners' Deficit
Current liabilities:
Accounts payable	$888	$1,023
Interest payable to VOXX	13,960	13,099
Accrued expenses and other current liabilities	431	766
Due to VOXX	66,936	66,390
Total current liabilities	82,215	81,278
Prepaid ownership interest in EyeLock LLC due to GalvanEyes LLC	4,921	2,451
Other long-term liabilities	1,200	1,200
Total liabilities	88,336	84,929
Commitments and contingencies
Partners' deficit:
Capital	41,416	41,416
Retained losses	(125,154)	(121,845)
Total partners' deficit	(83,738)	(80,429)
Total liabilities and partners' deficit	$4,598	$4,500

Revenues and Expenses of EyeLock LLC

The following table sets forth the revenues and expenses of EyeLock LLC that were included in our Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and six months ended August 31, 2022 and 2021:

	For the three months ended August 31,		For the six months ended August 31,
	2022	2021	2022	2021
Net sales	$332	$253	$435	$458
Cost of sales	198	177	276	340
Gross profit	134	76	159	118
Operating expenses:
Selling	139	163	304	326
General and administrative	411	432	784	776
Engineering and technical support	631	1,641	1,500	3,128
Total operating expenses	1,181	2,236	2,588	4,230
Operating loss	(1,047)	(2,160)	(2,429)	(4,112)
Other expense:
Interest and bank charges	(435)	(415)	(868)	(816)
Other, net	(12)	—	(12)	—
Total other expense, net	(447)	(415)	(880)	(816)
Loss before income taxes	(1,494)	(2,575)	(3,309)	(4,928)
Income tax expense	—	—	—	—
Net loss	$(1,494)	$(2,575)	$(3,309)	$(4,928)

(21) Segment Reporting

The Company operates in three distinct segments based on our products and our internal organizational structure. The three operating segments, which are also the Company’s reportable segments, are Automotive Electronics, Consumer Electronics, and Biometrics.

Our Automotive Electronics segment designs, manufactures, markets and distributes rear-seat entertainment devices, remote start systems, automotive security, vehicle access systems, mobile interface modules, mobile multimedia devices, aftermarket/OE-styled radios, car link-smartphone telematics applications, driver distraction products, collision avoidance systems, automotive power accessories, power lift gates, location-based services, turn signal switches, automotive lighting products, automotive sensing and camera systems, USB ports, cruise control systems, heated seats, and satellite radio products.

Our Consumer Electronics segment designs, manufactures, markets and distributes home theater systems, A/V receivers; premium loudspeakers; outdoor speakers; business music systems; streaming music systems; cinema speakers; architectural speakers; wireless and Bluetooth speakers; soundbars; on-ear and in-ear headphones; wired, wireless, and Bluetooth headphones and ear buds; DLNA (Digital Living Network Alliance) compatible devices; T.V. remote controls; karaoke products; personal sound amplifiers; infant/nursery products; as well as A/V connectivity, portable/home charging, reception, and digital consumer products.

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

Segment data for each of the Company's segments is presented below:

	Automotive Electronics	Consumer Electronics	Biometrics	Corporate/ Eliminations	Total
Three Months Ended August 31, 2022
Net sales	$37,218	$88,015	$332	$140	$125,705
Equity in income of equity investees	1,763	—	—	—	1,763
Interest expense and bank charges	445	2,018	435	(1,987)	911
Depreciation and amortization expense	897	1,729	72	911	3,609
Loss before income taxes (a)	(126)	(4,555)	(1,494)	(5,452)	(11,627)

Three Months Ended August 31, 2021
Net sales	$45,761	$96,959	$253	$136	$143,109
Equity in income of equity investees	2,035	—	—	—	2,035
Interest expense and bank charges	309	1,911	415	(2,053)	582
Depreciation and amortization expense	755	1,003	75	932	2,765
Income (loss) before income taxes	926	2,439	(2,575)	(1,699)	(909)

Six Months Ended August 31, 2022
Net sales	$76,803	$176,952	$435	$247	$254,437
Equity in income of equity investees	3,351	—	—	—	3,351
Interest expense and bank charges	850	3,985	868	(4,062)	1,641
Depreciation and amortization expense	1,658	3,533	145	1,390	6,726
Loss before income taxes (a)	(617)	(4,028)	(3,309)	(12,612)	(20,566)

Six Months Ended August 31, 2021
Net sales	$88,418	$191,072	$458	$221	$280,169
Equity in income of equity investees	4,758	—	—	—	4,758
Interest expense and bank charges	682	3,886	816	(4,274)	1,110
Depreciation and amortization expense	1,538	2,004	151	1,879	5,572
Income (loss) before income taxes	4,156	7,907	(4,928)	(5,763)	1,372

(a) Included within (Loss) income before taxes on Corporate/Eliminations for the three and six months ended August 31, 2022 are foreign currency losses of $1,362 and $3,441, respectively, attributable to the Company's Onkyo subsidiary related to intercompany transactions and financial statement translation adjustments.

(22) Revenue from Contracts with Customers

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

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of consumer electronic, automotive electronic, and biometric products. Our consumer electronic products primarily consist of finished goods sold to retail and commercial customers, consisting of premium audio products and other consumer electronic products. Our automotive electronic products, some of which are manufactured by the Company, are sold both to OEM and aftermarket customers. Our biometric products, primarily consisting of finished goods, are sold to retail and commercial customers. We recognize revenue for sales to our customers when transfer of control of the related good or service has occurred. The majority of our revenue was recognized under the point in time approach for the three and six months ended August 31, 2022. Certain telematic subscription revenues generated by our Automotive Electronics segment are recognized over time. Contract terms with certain of our OEM customers could result in additional products and services being transferred over time as a result of the customized nature of some of our products, together with contractual provisions in the customer contracts that provide us with an enforceable right to payment for performance completed to date; however, under typical terms, we do not have the right to consideration until the time of shipment from our manufacturing facilities or distribution centers, or until the time of delivery to our customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to our right to consideration at the time of shipment or delivery.

Under ASC 606, we are required to present a refund liability and a return asset within the Consolidated Balance Sheets. The changes in the refund liability are reported in Net sales, and the changes in the return asset are reported in Cost of sales in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income. As of August 31, 2022 and February 28, 2022, the balance of the return asset was $1,332 and $2,619, respectively, and the balance of the refund liability was $2,745 and $5,469, respectively, and are presented within Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheets.

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

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had current and non-current contract liability balances totaling $4,670 at August 31, 2022 related to telematic subscription services of the Company’s DEI subsidiary. The following table provides a reconciliation of the Company’s contract liabilities as of August 31, 2022:

Balance at February 28, 2022	$5,412
Subscription payments received	2,989
Revenue recognized	(3,731)
Balance at August 31, 2022	$4,670

The Company had no contract asset balances at August 31, 2022 or February 28, 2022.

Disaggregation of Revenue

The Company operates in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. ASC 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales are disaggregated by segment and product type for the three and six months ended August 31, 2022 and 2021:

	Three months ended August 31,		Six months ended August 31,
	2022	2021	2022	2021
Automotive Electronics Segment
OEM Products	$15,230	$16,403	$31,954	$31,317
Aftermarket Products	21,988	29,358	44,849	57,101
Total Automotive Segment	37,218	45,761	76,803	88,418
Consumer Electronics Segment
Premium Audio Products	69,203	76,140	139,147	147,733
Other Consumer Electronic Products	18,812	20,819	37,805	43,339
Total Consumer Electronics Segment	88,015	96,959	176,952	191,072
Biometrics Segment
Biometric Products	332	253	435	458
Total Biometrics Segment	332	253	435	458
Corporate/Eliminations	140	136	247	221
Total Net Sales	$125,705	$143,109	$254,437	$280,169

(23) Contingencies

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

During Fiscal 2022, the Company recorded an accrual for the interim arbitration award in the amount of $39,444. During the three and six months ended August 31, 2022, the Company accrued additional charges of $986 and $1,972, respectively, representing interest due on the award when paid. At August 31, 2022, the Company has a total accrued balance of $41,417 on the accompanying Consolidated Balance Sheet related to the interim arbitration award.

(24) New Accounting Pronouncements

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

In October 2021, the FASB issued ASU No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts With Customers,” which amends the accounting for contract assets acquired and contract liabilities assumed from contracts with customers in business combinations (“acquired contract balances”). The update requires contract assets and contract liabilities from contracts with customers that are acquired in a business combination to be recognized and measured as if the acquirer had originated the original contract. Previously, acquired contract assets and liabilities were measured at fair value. The ASU is effective for fiscal years ending after December 15, 2022. Early adoption is permitted. We do not expect the adoption to have a material impact on our consolidated financial statements.

In June 2022, the FASB issued ASU No. 2022-03, "Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions," which clarifies and amends the guidance of measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of the equity securities. The guidance will be effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. We do not expect the adoption to have a material impact on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information in this Quarterly Report on Form 10-Q would constitute forward-looking statements, including, but not limited to, information relating to the future performance and financial condition of the Company, the impact of the COVID-19 pandemic on our results of operations, the plans and objectives of the Company’s management, and the Company’s assumptions regarding such performance and plans that are forward-looking in nature and involve certain risks and uncertainties. Actual results could differ materially from such forward-looking information and could be exacerbated by the COVID-19 pandemic, continued supply chain issues and chip shortages, increasing interest rates, and any worsening of the global business and economic environment as a result.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our results of operations for the three and six months ended August 31, 2022 compared to the three and six months ended August 31, 2021. Next, we present EBITDA and Adjusted EBITDA attributable to Voxx for the three and six months ended August 31, 2022 compared to the three and six months ended August 31, 2021, in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows and discuss our material cash requirements in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

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

COVID-19

The ongoing COVID-19 pandemic has created significant global economic uncertainty, adversely impacted the business of some of our customers and vendors, and has impacted our business and results of operations in the past and could further impact our results of operations and cash flows in the future. As the impact of the COVID-19 pandemic has evolved, we have continued to face several operational challenges directly or indirectly related to the pandemic, such as global supply chain constraints and logistical issues, including higher freight costs and supplier product delays, as well as inflation with respect to materials and labor costs, which impacted our results for the three and six months ended August 31, 2022. As countries around the world continue to combat COVID-19, and as government-imposed regulations regarding, among other things, COVID-19 testing, travel restrictions, and vaccine mandates change, there is still a risk that the pandemic may impact the overall demand environment, and our ability to source product and materials to meet demand levels and maintain adequate inventory levels, as well as maintain staffing levels at our own facilities in order to fulfill our customer orders and contractual obligations. Due to the evolving situation, future results of the Company could be impacted in ways we are not able to predict today, including, but not limited to, non-cash write-downs and impairments; foreign currency fluctuations; potential adjustments to the carrying value of inventory; and the delayed collections of, or inability to collect accounts receivables. We will continue to closely monitor updates regarding the spread of COVID-19 and its variants, the distribution of vaccines and vaccine boosters, and any applicable local, state, and federal government-imposed restrictions, and we will adjust our operations accordingly. In light of the foregoing, we may take actions to alter our business operations or such actions that we determine are in the best interest of our employees, customers, suppliers, and shareholders.

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
▪
driver distraction products;
▪
power lift gates;
▪
turn signal switches;
▪
automotive lighting products;
▪
automotive sensing and camera systems;
▪
USB ports;
▪
cruise control systems; and
▪
heated seats.

Consumer Electronics products include:

▪
premium loudspeakers;
▪
architectural speakers;
▪
commercial and cinema speakers;
▪
outdoor speakers;
▪
wireless and Bluetooth speakers;

▪
home theater systems;
▪
business music systems;
▪
streaming music systems;
▪
A/V receivers;
▪
on-ear and in-ear headphones;
▪
wired, wireless, and Bluetooth headphones and ear buds;
▪
Bluetooth headphones and ear buds;
▪
Soundbars;
▪
DLNA (Digital Living Network Alliance) compatible devices;
▪
High-Definition Television ("HDTV") antennas;
▪
Wireless Fidelity ("WiFi") antennas;
▪
High-Definition Multimedia Interface ("HDMI") accessories;
▪
home electronic accessories such as cabling, power cords, and other connectivity products;
▪
performance enhancing electronics;
▪
TV universal remote controls;
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

Acquisitions and Dispositions

On September 8, 2021, the Company’s subsidiary, PAC, completed the transaction to acquire certain assets of the home audio/video business of Onkyo Home Entertainment Corporation with its partner Sharp through the newly formed joint venture, Onkyo Technology KK (see Note 2).

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

Results of Operations

As you read this discussion and analysis, refer to the accompanying Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income, which present the results of our operations for the three and six months ended August 31, 2022 and 2021.

The following tables set forth, for the periods indicated, certain statements of operations data for the three and six months ended August 31, 2022 and 2021.

Net Sales

	August 31,
	2022	2021	$ Change	% Change
Three Months Ended
Automotive Electronics	$37,218	$45,761	$(8,543)	(18.7)%
Consumer Electronics	88,015	96,959	(8,944)	(9.2)%
Biometrics	332	253	79	31.2%
Corporate	140	136	4	2.9%
Total net sales	$125,705	$143,109	$(17,404)	(12.2)%

Six Months Ended
Automotive Electronics	$76,803	$88,418	$(11,615)	(13.1)%
Consumer Electronics	176,952	191,072	(14,120)	(7.4)%
Biometrics	435	458	(23)	(5.0)%
Corporate	247	221	26	11.8%
Total net sales	$254,437	$280,169	$(25,732)	(9.2)%

Automotive Electronics sales represented 29.6% of the net sales for the three months ended August 31, 2022, compared to 32.0% in the prior year period and decreased $8,543 for the three months ended August 31, 2022, as compared to the three months ended August 31, 2021. The primary driver of the sales decrease was the decline in sales of aftermarket security products of approximately $6,800, which includes aftermarket remote starts and telematic products. As the economy has begun to slow down, the Company is seeing a decrease in sales of these products. Also contributing to this decline is the limited availability of vehicles due to supply chain shortages. The Company’s OEM rear seat entertainment sales also experienced a decline in sales of approximately $900 for the three months ended August 31, 2022. Although new rear seat entertainment programs with Stellantis and Ford have contributed positively to sales in the quarter, this has been offset by the discontinuance of certain other customer programs during the quarter, as well as the continuing effect of chip shortages. Additionally, sales of aftermarket rear seat entertainment products declined approximately $800 for the three months ended August 31, 2022 primarily as a result of limited vehicle availability due to ongoing supply chain shortages. These sales were also negatively affected by a slowing of the economy, with consumers beginning to spend less on luxury items. Finally, sales of satellite radio products decreased approximately $700 for the three months ended August 31, 2022 as a result of decreased foot traffic at customer retail outlets due to a slowing of the economy. As an offset to these decreases in Automotive Electronics sales, the Company experienced an increase aftermarket automotive safety electronics of approximately $400 for the three months ended August 31, 2022 primarily as a result of an increase in available fleet vehicles during the quarter, as well as the ability to obtain and sell more cruise control inventory after experiencing component part shortages. Additionally, the Company experienced an increase in aftermarket accessory product sales of approximately $200 due to continued positive sales of new soundbars for club cars which launched in the prior year.

Automotive Electronics sales represented 30.2% of the net sales for the six months ended August 31, 2022, compared to 31.6% in the prior year period and decreased $11,615 for the six months ended August 31, 2022, as compared to the six months ended August 31, 2021. The primary driver of the sales decrease was the decline in sales of aftermarket security products of approximately $10,400, which includes aftermarket remote starts and telematic products. As the economy has begun to slow down, the Company is seeing a decrease in sales of these products. Also contributing to this decline is the limited availability of vehicles due to supply chain shortages. Sales of satellite radio products have also decreased approximately $1,700 for the six months ended August 31, 2022 as a result of decreased foot traffic at customer retail outlets due the slower economy. Additionally, sales of aftermarket rear seat entertainment products declined approximately $1,300 for the six months ended August 31, 2022 primarily as a result of limited vehicle availability due to ongoing supply chain shortages. As an offset to these sales decreases, the Company's OEM rear seat entertainment sales experienced a net increase of approximately $1,500 during the six months ended August 31, 2022, as a result of the start of new rear seat entertainment programs with Stellantis and Ford that were not present in the comparable prior year period, which was offset by the discontinuance of certain other programs, as well as chip shortages. Aftermarket accessory product sales also increased approximately $600 for the six months ended August 31, 2022 due to continued positive sales of new soundbars for club cars that launched during the prior year.

Consumer Electronics sales represented 70.0% of our net sales for the three months ended August 31, 2022, compared to 67.8% in the comparable prior year period and decreased $8,944 for the three months ended August 31, 2022, as compared to the three months ended August 31, 2021. This net decrease was a result of several factors. The Company experienced a decrease in domestic sales of its premium home theater speakers and wireless speaker products totaling approximately $13,400 during the three months ended August 31, 2022 due in part to a slowing of the economy and a decrease in consumer spending. The Company has also continued to experience chip shortages and temporarily paused the sale of premium soundbars during the quarter in order to update the firmware in these products, which also negatively affected sales for the quarter. In Europe, sales of both premium and non-premium speaker products and accessories have decreased approximately $6,400 for the three months ended August 31, 2022, as the war in the Ukraine has negatively affected sales in the surrounding areas. Our European sales have also been negatively affected by a slowing of the economy, as well as chip shortages and a temporary pause in the sale of premium soundbars in order to update firmware. Additionally, there was a total decrease in domestic sales of accessory products of approximately $2,200 for the three months ended August 31, 2022 impacting most major accessory product lines, including hook-up, nursery, smart home, clock, and reception products. This decline was a result of a slowing of the economy and a general decrease in consumer spending. As an offset to these declines, the Company experienced an increase in domestic sales of Onkyo and Pioneer products of approximately $7,600 for the three months ended August 31, 2022. The Company's 11 Trading Company subsidiary began selling these products through a distribution agreement during Fiscal 2021 and during the third quarter of Fiscal 2022, the Company completed an acquisition of certain assets of the Onkyo Home Entertainment business with its joint venture partner, resulting in the establishment of the Company’s Onkyo subsidiary. Sales of Onkyo and Pioneer products have increased since the acquisition, as there has been higher factory production of these products to meet customer demand, which the Company is still working toward. Prior to the acquisition, the Onkyo Home Entertainment parent company was unable to meet customer demand due to financial difficulty. Sales of premium audio products made by the Company's PAC Australia subsidiary have also increased approximately $1,000 during the three months ended August 31, 2022, as this entity sells Onkyo and Pioneer products and has benefited from the Company's increased factory production since the September 2021 acquisition. Additionally, the Company experienced increased sales of its karaoke product of approximately $2,500 during the three months ended August 31, 2022 due to the timing of a large customer purchase, which was not made during the comparable quarter of the prior year. Finally, the Company had a net decrease in its reserve for returns of approximately $2,100 for the three months ended August 31, 2022 relating to certain premium audio products, which resulted in an improvement to net sales.

Consumer Electronics sales represented 69.5% of our net sales for the six months ended August 31, 2022, compared to 68.2% in the comparable prior year period and decreased $14,120 for the six months ended August 31, 2022, as compared to the six months ended August 31, 2021. This net decrease was a result of several factors. The Company experienced a net decrease in domestic sales of its premium home theater speakers and wireless speaker products totaling approximately $24,500 during the six months ended August 31, 2022 due in part to a slowing of the economy and a decrease in consumer spending. The Company has also continued to experience chip shortages and temporarily paused the sale of premium soundbars in order to update the firmware in these products, which also negatively affected sales for the year to date period. In Europe, sales of both premium and non-premium speaker products and accessories have decreased approximately $6,700 for the six months ended August 31, 2022, as the war in the Ukraine has negatively affected sales in the surrounding areas. Our European sales have also been negatively affected by a slowing of the economy, as well as chip shortages and a temporary pause in the sale of premium soundbars in order to update firmware. Additionally, there was a total decrease in domestic sales of accessory products of approximately $4,100 for the six months ended August 31, 2022 impacting most major accessory product lines, including hook-up, nursery, smart home, clock, and reception products. This decline was a result of a slowing of the economy and a general decrease in consumer spending. Finally, the Company experienced a decrease in sales of premium mobility products, including headphones and earbuds, of approximately $1,000 as it moved from a fulfillment model to a direct to customer model for its online platform sales of these products in order to improve pricing, which has resulted in a decrease in sales for the six months ended August 31, 2022 as a result of the transition. As an offset to these declines, the Company experienced an increase in domestic sales of Onkyo and Pioneer products of approximately $18,400 for the six months ended August 31, 2022. The Company's 11 Trading Company subsidiary began selling these products through a distribution agreement during Fiscal 2021 and during the third quarter of Fiscal 2022, the Company completed an acquisition of certain assets of the Onkyo Home Entertainment business with its joint venture partner, resulting in the establishment of the Company’s Onkyo subsidiary. Sales of Onkyo and Pioneer products have increased since the acquisition, as there has been higher factory production of these products to meet customer demand, which the Company is still working toward. Prior to the acquisition, the Onkyo Home Entertainment parent company was unable to meet customer demand due to financial difficulty. Sales of premium audio products made by the Company's PAC Australia subsidiary have also increased approximately $3,700 during the six months ended August 31, 2022, as this entity sells Onkyo and Pioneer products and has benefited from the Company's increased factory production since the September 2021 acquisition.

Biometrics sales represented less than 1% of our net sales for both the three and six months ended August 31, 2022 and 2021. Sales increased slightly in the amount of $79 for the three months ended August 31, 2022 and decreased slightly in the amount of $23 for the six months ended August 31, 2022. Sales increases were driven primarily by a new customer obtained in August 2022 that generated additional revenue and contributed to an overall net increase in sales for the quarter. For the six months ended August 31, 2022, these new customer sales were offset by decreases in sales of the Company's older NXT product as compared to the prior year period.

Gross Profit and Gross Margin Percentage

	August 31,
	2022	2021	$ Change	% Change
Three Months Ended
Automotive Electronics	$9,122	$10,941	$(1,819)	(16.6)%
	24.5%	23.9%
Consumer Electronics	19,864	26,051	(6,187)	(23.7)%
	22.6%	26.9%
Biometrics	133	77	56	72.7%
	40.1%	30.4%
Corporate	138	117	21	17.9%
	$29,257	$37,186	$(7,929)	(21.3)%
	23.3%	26.0%

Six Months Ended
Automotive Electronics	$17,904	$22,463	$(4,559)	(20.3)%
	23.3%	25.4%
Consumer Electronics	44,190	51,103	(6,913)	(13.5)%
	25.0%	26.7%
Biometrics	158	117	41	35.0%
	36.3%	25.5%
Corporate	244	198	46	23.2%
	$62,496	$73,881	$(11,385)	(15.4)%
	24.6%	26.4%

Gross margin percentages for the Company have decreased 270 and 180 basis points for the three and six months ended August 31, 2022, respectively, as compared to the three and six months ended August 31, 2021.

Gross margin percentages in the Automotive Electronics segment increased 60 basis points for the three months ended August 31, 2022, as compared to the prior year period, and decreased 210 basis points for the six months ended August 31, 2022 as compared to the prior year period. Several factors have contributed negatively to gross margins during both the three and six months ended August 31, 2022, including the increased cost of materials and shipping, as well as increases in tariffs included in cost of goods sold for such items as OEM rear seat entertainment and OEM automotive safety products, which the Company has been actively working to mitigate through a combination of sales price adjustments and other sourcing strategies, as such supply chain issues are expected to continue through most of Fiscal 2023. These mitigating actions have helped to stabilize margins for certain product lines within the segment during the three and six months ended August 31, 2022, or have helped to reduce the negative impact of these supply chain issues. Additionally, certain new OEM rear seat entertainment products that began selling during the second half of Fiscal 2022, and that have positively contributed to sales for both the three and six months ended August 31, 2022, have generated lower margins than are normally achieved in this segment. Finally, sales of aftermarket security products, which have higher profit margins than those typically achieved by the segment, have experienced sales declines during both the three and six months ended August 31, 2022 and thus have contributed negatively to the segment's margins for the quarter. Offsetting these negative margin impacts, and in addition to mitigating strategies related to rising supply chain costs noted above, the decrease in sales of satellite radio products for the three and six months ended August 31, 2022, which typically generate lower margins for the Company, contributed positively to margins overall.

Gross margin percentages in the Consumer Electronics segment decreased 430 and 170 basis points for the three and six months ended August 31, 2022, respectively, as compared to the respective prior year periods. Significant increases to container costs, increased cost of materials due to chip shortages, and surcharges affecting cost of sales for many of the products within the segment have caused declines in margins for both the three and six months ended August 31, 2022, which the Company has actively worked to mitigate through pricing adjustments and other sourcing strategies, and has effectively helped to stabilize margins for some products, or has helped to reduce the negative impact of these issues for others. These supply chain issues are expected to continue through most of Fiscal 2023. In addition, the Company saw declines in sales of certain premium home theater speaker products during the three and six months ended August 31, 2022 due to older product offerings, as well as a slowing of the economy. As these products have typically generated higher margins for the segment, this decrease in sales negatively impacted margins for the quarter. Offsetting these negative margin impacts, sales of Onkyo and Pioneer products positively impacted margins for both the three and six months ended August 31, 2022, as there have been higher sales and higher factory production of these products since the acquisition of certain assets of the Onkyo Home Entertainment business in September 2021, as compared to sales under the Company's distribution agreement with Onkyo Home Entertainment Corp. prior to the acquisition. The Company also has more control over pricing and costing of the products since the acquisition, which has further improved these margins.

Gross margin percentages in the Biometrics segment improved for both the three and six months ended August 31, 2022 as compared to the prior year periods. The increase in margins for the three and six months ended August 31, 2022 was a result of tooling costs incurred during the three and six months ended August 31, 2021 that did not repeat in the current year, as well as due to more sales of licenses during the three and six months ended August 31, 2022 as compared to the prior year, which have higher gross margins.

Operating Expenses

	August 31,
	2022	2021	$ Change	% Change
Three Months Ended
Operating expenses:
Selling	$11,865	$11,838	$27	0.2%
General and administrative	19,082	17,884	1,198	6.7%
Engineering and technical support	8,284	7,886	398	5.0%
Acquisition costs	—	2,316	(2,316)	(100.0)%
Total operating expenses	$39,231	$39,924	$(693)	(1.7)%

Six Months Ended
Operating expenses:
Selling	$24,150	$23,305	$845	3.6%
General and administrative	38,212	36,560	1,652	4.5%
Engineering and technical support	16,673	14,118	2,555	18.1%
Acquisition costs	136	2,992	(2,856)	(95.5)%
Total operating expenses	$79,171	$76,975	$2,196	2.9%

Total operating expenses have decreased $693 for the three months ended August 31, 2022 and have increased $2,196 for the six months ended August 31, 2022, as compared with the respective prior year periods.

For the three months ended August 31, 2022, selling expenses were relatively flat, with an increase of $27. Within selling expenses for the three months ended August 31, 2022, the Company experienced an increase in web platform expenses of approximately $500 as a result of a net increase in online and social media advertising and promotion, as well as due to the higher cost of online platform fees. Offsetting this increase, there was a decrease in commission expense of approximately $600 for the three months ended August 31, 2022 as a result of a decrease in the Company's sales for the quarter, as compared to the three months ended August 31, 2021.

For the six months ended August 31, 2022, selling expenses increased $845. The Company incurred higher trade show expenses for the six months ended August 31, 2022 of approximately $700, as the Company attended the annual Consumer Electronics Show ("CES") in person in 2022. The 2021 CES event was held virtually due to the COVID-19 pandemic. The Company also saw an increase in web platform expenses of approximately $600 for the six months ended August 31, 2022 as a result of a net increase in online and social media advertising and promotion, as well as due to the higher cost of online platform fees. Additionally, travel expenses for the six months ended August 31, 2022 increased approximately $400 due to the lifting of the Company’s COVID-19 related restrictions which have allowed salesmen to begin traveling to customer sites again. Offsetting these increases in selling expenses, there was a decrease in commission expense of approximately $900 for the six months ended August 31, 2022 as a result of a decrease in the Company's sales, as compared to the six months ended August 31, 2021. The Company also experienced a decrease in advertising expenses of approximately $200 as a result of a decrease in display costs, as well as a reduction in marketing research and public relation costs.

General and administrative expenses increased $1,198 during the three months ended August 31, 2022, as compared to the prior year period. Depreciation and amortization expense increased approximately $800 primarily due to the amortization of intangible assets of the Company’s new Onkyo subsidiary, which was not present in the prior year period. Office and occupancy expenses increased approximately $300 in total as a result of costs related to the Company's new Onkyo subsidiary, as well as the absence of certain COVID-19 related savings and concessions achieved in the prior year. The Company also experienced a net increase in professional fees of approximately $300 for the three months ended August 31, 2022 due to expenses related to the new Onkyo subsidiary, offset by a decrease in legal fees related to an arbitration case that took place in the prior year, and the absence of consulting fees related to the EyeLock distribution agreement with GalvanEyes LLC that was approved during Fiscal 2022. Additionally, the Company incurred approximately $200 of restructuring expenses during the three months ended August 31, 2022 due to the relocation of certain OEM production operations from Florida to Mexico, which began during the second quarter and consisted primarily of severance expense and moving costs. Finally, the Company experienced increases to both insurance expense and taxes and licensing expense of approximately $100 each, primarily as a result of costs related to the Company's new Onkyo subsidiary established in September 2021. As an offset to these general and administrative expense increases, salary expense decreased approximately $800 for the three months ended August 31, 2022, due to the reversal of bonus accruals made in the first quarter due to cost cutting measures, as well as lower Company profitability as compared to the prior year period.

General and administrative expenses increased $1,652 during the six months ended August 31, 2022, as compared to the prior year period. Depreciation and amortization expense increased approximately $1,200 due to the amortization of intangible assets of the Company’s new Onkyo subsidiary, which was not present in the prior year period. Office and occupancy expenses increased approximately $400 in total as a result of costs related to the Company's new Onkyo subsidiary, as well as the absence of certain COVID-19 related savings and concessions achieved in the prior year. Benefit expenses increased approximately $300 for the six months ended August 31, 2022 due to the absence of medical releases in the current year to date period as compared to prior year. Fees related to taxes and licensing also increased approximately $300 during the six months ended August 31, 2022 due primarily to licenses required for the Company’s Onkyo subsidiary established in September 2021. The Company also experienced an increase in insurance expense of approximately $300 related to an overall increase in insurance policy premiums as compared to the prior year, as well as due to the addition of the Company's Onkyo subsidiary. Additionally, the Company incurred approximately $200 of restructuring expenses during the six months ended August 31, 2022 due to the relocation of certain OEM production operations from Florida to Mexico, which began during the second quarter and consisted primarily of severance expense and moving costs. Finally, travel and entertainment expense increased approximately $100 during the six months ended August 31, 2022 as a result of the lifting of COVID restrictions on the Company's travel policies. As an offset to these increases in general and administrative expense, the Company experienced a decrease in salary expense of approximately $900 for the six months ended August 31, 2022, due to the reversal of bonus accruals made in the first quarter due to cost cutting measures, as well as lower Company profitability as compared to the prior year period. There was also net decrease in professional fees of approximately $300 for the six months ended August 31, 2022 due to a decrease in certain fees incurred in the prior year related to an arbitration case, and the absence of consulting fees related to the EyeLock distribution agreement with GalvanEyes LLC that was approved during Fiscal 2022, offset by fees related to the Company's new Onkyo subsidiary.

Engineering and technical support expenses increased $398 for the three months ended August 31, 2022, as compared to the prior year period. The Company experienced an increase in direct labor and related payroll expense of approximately $1,300 for the three months ended August 31, 2022 primarily as a result of additional headcount created by the September 2021 acquisition resulting in the establishment of the Company’s Onkyo subsidiary. Offsetting these increases, the Company experienced a net decrease in research and development expense of approximately $1,100 for the three months ended August 31, 2022. This was a result of headcount reductions in the Biometric segment that took place at the end of Fiscal 2022 and have resulted in lower research and development activity for that segment, as well as lower development expense in the Automotive Electronics segment due to the timing of the completion of certain projects and the start of others. This was offset by the Company’s product development projects related to its new Onkyo subsidiary within its Consumer Electronics segment.

Engineering and technical support expenses increased $2,555 for the six months ended August 31, 2022, as compared to the prior year period. The Company experienced an increase in direct labor and related payroll expense of approximately $3,100 for the six months ended August 31, 2022 primarily as a result of additional headcount created by the September 2021 acquisition resulting in the establishment of the Company’s Onkyo subsidiary. Offsetting these increases, the Company experienced a net decrease in research and development expense of approximately $800 for the six months ended August 31, 2022. This was a result of headcount reductions in the Biometric segment that took place at the end of Fiscal 2022 and have resulted in lower research and development activity for that segment, as well as lower development expense in the Automotive Electronics segment due to the timing of the completion of certain projects and the start of others. This was offset by the Company’s product development projects related to its new Onkyo subsidiary within its Consumer Electronics segment.

Acquisition costs decreased $2,316 and $2,856 for the three and six months ended August 31, 2022, respectively, as compared to the respective prior year periods. During the three and six months ended August 31, 2021, as well as during the six months ended August 31, 2022, acquisition costs incurred were related to consulting and due diligence fees for the asset purchase agreement signed with Onkyo Home Entertainment Corporation and the joint venture created with Sharp Corporation to complete the transaction. This transaction was completed on September 8, 2021.

Other (Expense) Income

	August 31,
	2022	2021	$ Change	% Change
Three Months Ended
Interest and bank charges	$(911)	$(582)	$(329)	(56.5)%
Equity in income of equity investee	1,763	2,035	(272)	(13.4)%
Interim arbitration award	(986)	—	(986)	(100.0)%
Other, net	(1,519)	376	(1,895)	(504.0)%
Total other income	$(1,653)	$1,829	$(3,482)	(190.4)%

Six Months Ended
Interest and bank charges	$(1,641)	$(1,110)	$(531)	(47.8)%
Equity in income of equity investee	3,351	4,758	(1,407)	(29.6)%
Interim arbitration award	(1,972)	—	(1,972)	(100.0)%
Other, net	(3,629)	818	(4,447)	(543.6)%
Total other income	$(3,891)	$4,466	$(8,357)	(187.1)%

Interest and bank charges represent interest expense and fees related to the Company's bank obligations, shareholder loan, supply chain financing and factoring agreements, interest related to finance leases, and amortization of debt issuance costs. The Company borrowed funds from the Wells Fargo Credit Facility for operating purposes during the three and six months ended August 31, 2022. This resulted in an increase in interest expense incurred during both periods as compared to the comparable prior year periods in which the Company did not borrow any funds from the Credit Facility. Additionally, the Company’s new Onkyo subsidiary entered into a shareholder loan payable to the Company’s joint venture partner, Sharp, during the third quarter of Fiscal 2022, for which interest expense was incurred during the three and six months ended August 31, 2022. This shareholder loan was not outstanding during the three and six months ended August 31, 2021.

Equity in income of equity investee represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA"). The decrease in income for the three and six months ended August 31, 2022 is due to a decrease in ASA revenue, gross profit, and net income primarily resulting from supply shortages and an increase in supply chain and logistics costs impacting all industries.

During the three and six months ended August 31, 2022, the Company recorded charges of $986 and $1,972, respectively, representing interest expense related to the interim arbitration award accrued during Fiscal 2022, as the award will be payable to Seaguard plus interest when settled.

Other, net includes net foreign currency gains or losses, interest income, rental income, and other miscellaneous income and expense. During the three and six months ended August 31, 2022, the Company had net foreign currency losses of $1,721 and $4,087, respectively, as compared to net foreign currency gains of $2 and net foreign currency losses of $114 for the three and six months ended August 31, 2021, respectively. Net foreign currency losses for the three and six months ended August 31, 2022 were primarily driven by declines in the Japanese Yen, which impacted the re-measurement of the Company's Onkyo subsidiary intercompany loans and interest payable which are not of a long-term investment nature. The losses attributable to these re-measurements for the three and six months ended August 31, 2022 were $1,362 and $3,441, respectively.

Income Tax Provision

The Company’s provision for income taxes consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments, as necessary.

The Inflation Reduction Act of 2022 (the “Act”) was signed into U.S. law on August 16, 2022. The Act includes various tax provisions, including an excise tax on stock repurchases, expanded tax credits for clean energy incentives, and a corporate alternative minimum tax that generally applies to U.S. corporations with average adjusted financial statement income over a three year period in excess of $1 billion. The Company does not expect the Act to materially impact its financial statements.

For the three months ended August 31, 2022, the Company recorded an income tax benefit of $708, which includes a discrete income tax benefit of $9 related primarily to the remeasurement of state deferred taxes based on law changes enacted during the quarter. For the three months ended August 31, 2021, the Company recorded an income tax benefit of $217, which includes a discrete income tax benefit of $70 related primarily to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations.

The effective tax rates for the three months ended August 31, 2022 and 2021 were an income tax benefit of 6.1% on a pre-tax loss of $11,627 and an income tax benefit of 23.9% on a pre-tax loss of $909, respectively. The effective tax rate for the three months ended August 31, 2022 differs from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a tax benefit related to the decrease in the valuation allowance based on current year forecasted earnings. The effective tax rate for the three months ended August 31, 2021 differed from the statutory rate of 21% primarily due to a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a tax benefit related to the decrease in the valuation allowance.

For the six months ended August 31, 2022, the Company recorded an income tax benefit of $1,800, which includes a discrete income tax benefit of $172 related primarily to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations. For the six months ended August 31, 2021, the Company recorded an income tax provision of $267, which includes a discrete income tax benefit of $144 related primarily to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations.

The effective tax rates for the six months ended August 31, 2022 and 2021 were an income tax benefit of 8.8% on pre-tax loss of $20,566 and an income tax provision of 19.5% on pre-tax income of $1,372, respectively. The effective tax rate for the six months ended August 31, 2022 and 2021 differs from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a decrease in valuation allowance.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not financial measures recognized by GAAP. EBITDA represents net (loss) income attributable to VOXX International Corporation, computed in accordance with GAAP, before interest expense and bank charges, taxes, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for stock-based compensation expense, foreign currency losses (gains), restructuring expenses, acquisition costs, certain non-routine legal and professional fees, and awards. Depreciation, amortization, stock-based compensation, and foreign currency losses (gains) are non-cash items.

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

Reconciliation of GAAP Net Income Attributable to VOXX International Corporation to EBITDA and Adjusted EBITDA

	Three months ended August 31,		Six months ended August 31,
	2022	2021	2022	2021
Net (loss) income attributable to VOXX International Corporation	$(10,216)	$311	$(16,743)	$3,027
Adjustments:
Interest expense and bank charges (1)	710	420	1,237	792
Depreciation and amortization (1)	3,449	2,735	6,353	5,513
Income tax (benefit) expense	(708)	(217)	(1,800)	267
EBITDA	(6,765)	3,249	(10,953)	9,599
Stock-based compensation	136	237	262	473
Foreign currency losses (gains) (1)	1,728	(2)	4,090	114
Restructuring expenses	229	—	229	—
Acquisition costs	—	2,316	136	2,992
Professional fees related to distribution agreement with GalvanEyes LLC	—	—	—	325
Non-routine legal fees	350	548	858	1,234
Interim arbitration award	986	—	1,972	—
Adjusted EBITDA	$(3,336)	$6,348	$(3,406)	$14,737

(1)
For purposes of calculating Adjusted EBITDA for the Company, interest expense and bank charges, depreciation and amortization, as well as foreign currency losses and (gains) have been adjusted in order to exclude the non-controlling interest portion of these expenses attributable to EyeLock LLC and Onkyo Technology KK.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of August 31, 2022, we had working capital of $137,189 which includes cash and cash equivalents of $4,326, compared with working capital of $126,756 at February 28, 2022, which included cash and cash equivalents of $27,788. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations, when applicable, and the income on our investments to fund the current operations of the business. However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions, or to further pay down our debt. As of August 31, 2022, we had cash amounts totaling $111 held in foreign bank accounts, none of which would be subject to United States federal income taxes if made available for use in the United States. The Tax Cuts and Jobs Act provides a 100% participation exemption on dividends received from foreign corporations after January 1, 2018, as the United States has moved away from a worldwide tax system and closer to a territorial system for earnings of foreign corporations.

Operating activities used cash of $46,317 for the six months ended August 31, 2022 due to factors including the increase in inventory and the decrease in accounts payable, accrued expenses and other current liabilities, and accrued sales incentives, as well as due to losses incurred by EyeLock LLC and the decrease net sales. This was offset primarily by the decrease in accounts receivable. For the six months ended August 31, 2021, operating activities used cash of $5,529 due to factors including the increase in inventory and the decrease in accounts payable, accrued expenses, and accrued sales incentives, as well as due to losses incurred by EyeLock LLC. This was offset by increases in net sales, as well as a decrease in accounts receivable.

Investing activities used cash of $2,226 during the six months ended August 31, 2022 primarily due to capital expenditures. For the six months ended August 31, 2021, investing activities used cash of $10,228 primarily due the issuance of a promissory note to Onkyo Home Entertainment Corp., as well as due to capital expenditures.

Financing activities provided cash of $20,807 during the six months ended August 31, 2022 due to borrowings from the Credit Facility. This was offset by repayments of borrowings from the Company's Credit Facility and Euro asset-based loan in Germany, the settlement of market stock unit awards in cash, the payment of withholding taxes on the net issuance of a stock award, as well as repayments of finance leases and the Florida mortgage. During the six months ended August 31, 2021, financing activities used cash of $2,375 due to the purchase of treasury shares, the payment of withholding taxes on the net issuance of a stock award, the payment of deferred finance fees related to the amendment of the Credit Facility, as well as repayments of finance leases and the Florida mortgage, offset by borrowings under the Company's Euro asset-based loan in Germany.

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

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $140,000. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 16(b)). The availability under the revolving credit line of the Credit Facility was $101,571 as of August 31, 2022.

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

Material Cash Requirements

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity. At August 31, 2022, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period
Contractual Cash Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Finance lease obligation (1)	$155	$155	$—	$—	$—
Operating leases (1)	4,125	1,201	1,396	659	869
Total contractual cash obligations	$4,280	$1,356	$1,396	$659	$869
Other Commitments
Bank obligations (2)	$27,400	$—	$—	$27,400	$—
Stand-by and commercial letters of credit (3)	50	50	—	—	—
Other (4)	10,341	500	1,000	1,000	7,841
Contingent consideration (5)	5,018	524	1,333	894	2,267
Pension obligation (6)	231	—	—	—	231
Unconditional purchase obligations (7)	169,988	169,988	—	—	—
Total other commitments	213,028	171,062	2,333	29,294	10,339
Total commitments	$217,308	$172,418	$3,729	$29,953	$11,208

1.
Represents total principal payments due under operating and finance lease obligations. Total current balances (included in Accrued expenses other current liabilities) due under finance and operating lease obligations are $155 and $1,201, respectively, at August 31, 2022. Total long-term balances due under finance and operating leases are $0 and $2,924, respectively, at August 31, 2022.
2.
Represents amounts outstanding under the Company’s Credit Facility and the VOXX Germany asset-based lending facility at August 31, 2022.
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

Related Party Transactions

On April 29, 2021 EyeLock LLC entered into a three-year exclusive distribution agreement (“the Agreement”) with GalvanEyes LLC, a Florida LLC, managed by Beat Kahli, the largest holder of Voxx’s Class A Common Shares. The Agreement was included in the Company’s Proxy Statement filed on June 17, 2021 and was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on July 29, 2021. See Note 20 of the Notes to the Unaudited Consolidated Financial Statement of this Form 10-Q.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 24 to our consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Voxx conducts business in various non-U.S. countries, including Germany, Canada, Mexico, China, Hong Kong, Venezuela, Denmark, the Netherlands, France, Australia, and Japan and thus is exposed to market risk for changes in foreign currency exchange rates. As a result, we have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the U.S., which can adversely impact our net income and cash flows. For the three and six months ended August 31, 2022, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $2,600 and $5,300, respectively, and in net income of less than $50 in both the three and six months ended August 31, 2022. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade, and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations, and U.S. dollar denominated purchases in its foreign subsidiaries. The Company often enters forward contracts to hedge certain Euro-related transactions. The Company minimizes the risk of nonperformance on the forward contracts by transacting with major financial institutions. During the three and six months ended August 31, 2022, the Company did not have any forward contracts designated for hedge accounting, and there were no foreign currency hedge contracts outstanding at August 31, 2022. For the three and six months ended August 31, 2021, unrealized losses recorded in Other comprehensive income (loss) associated with contracts held at August 31, 2021 were $172 and $144.

We are also subject to risk from changes in foreign currency exchange rates from the translation of financial statements of our foreign subsidiaries and for long-term intercompany loans with the foreign subsidiaries. These changes result in cumulative translation adjustments, which are included in Accumulated other comprehensive (loss) income. At August 31, 2022, we had translation exposure to various foreign currencies with the most significant being the Euro. A hypothetical 10% adverse change in the foreign currency exchange rates would result in a negative impact of $62 on Other comprehensive income (loss) for the six months ended August 31, 2022.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela did not have sales for the three and six months ended August 31, 2022 and there were minimal cash related assets invested in Venezuela as of August 31, 2022 that would be subject to government foreign exchange controls. The Company has certain long-lived assets in Venezuela, which are held for investment purposes and had no value as of August 31, 2022.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and investment grade corporate and U.S. government securities. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed. In connection with the Florida Mortgage, we have debt outstanding in the amount of $6,365 at August 31, 2022. Interest on this mortgage is charged at 70% of 1-month LIBOR plus 1.54%. The Company currently has one interest rate swap for the Florida Mortgage with a notional amount of $6,365 at August 31, 2022. This swap locks the interest rate at 3.48% (inclusive of credit spread) on the Florida Mortgage through the mortgage end date of March 2026. The Company also has a Euro asset-based lending facility in Germany with a variable rate. There was no outstanding balance for this facility August 31, 2022 (see Note 16).

As of August 31, 2022, the total net fair value of the interest rate swap recorded in Other assets on our Consolidated Balance Sheet is $84, which represents the amount that would be received upon unwinding the interest rate swap agreement based on market conditions on that date. Changes in the fair value of this interest rate swap agreement is reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated other comprehensive (loss) income.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of August 31, 2022 to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the six months ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 23 of the Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Note 15 of the Form 10-K for the fiscal year ended February 28, 2022 for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended February 28, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our Board of Directors to repurchase shares of the Company's Class A Common Stock. During the three and six months ended August 31, 2022, the Company did not purchase any shares of Class A Common Stock.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Second Amendment to the Employment Agreement dated July 8, 2019, between the Company and Patrick M. Lavelle (filed herewith).

10.2	Second Amendment to the Employment Agreement dated July 8, 2019, between the Company and Charles M. Stoehr (filed herewith).

10.3	Second Amendment to the Employment Agreement dated July 8, 2019, between the Company and Loriann Shelton (filed herewith).

10.4	Second amendment to the Employment Agreement dated February 3, 2011, between the Company and T. Paul Jacobs (filed herewith).

10.5	Fifth Amendment to the Employment Agreement dated March 1, 2016, between the Company and Ian Geise (filed herewith).

10.6	Fourth Amendment to the Employment Agreement dated August 8, 2006, between the Company and Oscar Bernardo (filed herewith).

31.1	Certification of Patrick M. Lavelle Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Charles M. Stoehr Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended August 31, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii), the Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Consolidated Statements of Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

October 11, 2022

By:	/s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By:	/s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer