Form 10-Q
period 2022-11-30
VOXX International Corp
filed 2023-01-09
CIK 807707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of January 6, 2023
Class A Common Stock	21,360,266 Shares
Class B Common Stock	2,260,954 Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	November 30, 2022	February 28, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,477	$27,788
Accounts receivable, net	91,882	105,625
Inventory	192,996	174,922
Receivables from vendors	138	363
Prepaid expenses and other current assets	20,397	21,340
Income tax receivable	7,943	734
Total current assets	321,833	330,772
Investment securities	1,167	1,231
Equity investment	22,444	21,348
Property, plant and equipment, net	47,903	49,794
Operating lease, right of use asset	3,905	4,464
Goodwill	72,375	74,320
Intangible assets, net	92,993	101,450
Deferred income tax assets	38	40
Other assets	3,748	3,245
Total assets	$566,406	$586,664
Liabilities, Redeemable Equity, Redeemable Non-Controlling Interest, and Stockholders' Equity
Current liabilities:
Accounts payable	$48,734	$76,665
Accrued expenses and other current liabilities	44,486	54,659
Income taxes payable	2,080	2,714
Accrued sales incentives	25,466	23,755
Interim arbitration award payable (see Note 23)	42,403	39,444
Contract liabilities, current	3,796	4,373
Current portion of long-term debt	500	2,406
Total current liabilities	167,465	204,016
Long-term debt, net of debt issuance costs	45,860	9,786
Finance lease liabilities, less current portion	94	78
Operating lease liabilities, less current portion	2,735	3,298
Deferred compensation	1,167	1,231
Contingent consideration, less current portion (see Note 2)	5,209	5,750
Deferred income tax liabilities	5,228	5,300
Other tax liabilities	929	1,083
Prepaid ownership interest in EyeLock LLC due to GalvanEyes LLC (see Note 20)	6,068	2,451
Other long-term liabilities	3,144	3,508
Total liabilities	237,899	236,501
Commitments and contingencies (see Note 23)
Redeemable equity (see Note 8)	3,996	3,550
Redeemable non-controlling interest (see Note 2)	(932)	511
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (see Note 19)	—	—
Common stock:
Class A, $.01 par value, 60,000,000 shares authorized, 24,538,184 and 24,476,847 shares issued and 21,398,005 and 21,614,629 shares outstanding at November 30, 2022 and February 28, 2022, respectively	246	245
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding at both November 30, 2022 and February 28, 2022	22	22
Paid-in capital	296,456	300,453
Retained earnings	117,251	126,573
Accumulated other comprehensive loss	(19,851)	(17,503)
Less: Treasury stock, at cost, 3,140,179 and 2,862,218 shares of Class A Common Stock at November 30, 2022 and February 28, 2022, respectively	(27,913)	(25,138)
Less: Redeemable equity	(3,996)	(3,550)
Total VOXX International Corporation stockholders' equity	362,215	381,102
Non-controlling interest	(36,772)	(35,000)
Total stockholders' equity	325,443	346,102
Total liabilities, redeemable equity, redeemable non-controlling interest, and stockholders' equity	$566,406	$586,664

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Three months ended November 30,		Nine months ended November 30,
	2022	2021	2022	2021
Net sales	$143,055	$191,871	$397,492	$472,040
Cost of sales	105,918	140,167	297,859	346,455
Gross profit	37,137	51,704	99,633	125,585
Operating expenses:
Selling	11,413	13,864	35,563	37,169
General and administrative	16,223	20,049	54,435	56,609
Engineering and technical support	7,171	9,706	23,844	23,824
Acquisition costs	—	287	136	3,279
Total operating expenses	34,807	43,906	113,978	120,881
Operating income (loss)	2,330	7,798	(14,345)	4,704
Other (expense) income:
Interest and bank charges	(1,460)	(730)	(3,101)	(1,840)
Equity in income of equity investee	2,022	2,206	5,373	6,964
Interim arbitration award (see Note 23)	(986)	(39,444)	(2,958)	(39,444)
Other, net	460	(143)	(3,169)	675
Total other income (expense), net	36	(38,111)	(3,855)	(33,645)
Income (loss) before income taxes	2,366	(30,313)	(18,200)	(28,941)
Income tax benefit	(3,988)	(641)	(5,788)	(374)
Net income (loss)	6,354	(29,672)	(12,412)	(28,567)
Less: net loss attributable to non-controlling interest	(1,067)	(1,551)	(3,090)	(3,473)
Net income (loss) attributable to VOXX International Corporation and Subsidiaries	$7,421	$(28,121)	$(9,322)	$(25,094)
Other comprehensive income (loss):
Foreign currency translation adjustments	957	(1,835)	(2,665)	(2,797)
Derivatives designated for hedging	78	184	264	466
Pension plan adjustments	(19)	36	53	59
Other comprehensive income (loss), net of tax	1,016	(1,615)	(2,348)	(2,272)
Comprehensive income (loss) attributable to VOXX International Corporation and Subsidiaries	$8,437	$(29,736)	$(11,670)	$(27,366)
Income (loss) per share - basic: Attributable to VOXX International Corporation and Subsidiaries	$0.30	$(1.16)	$(0.38)	$(1.03)
Income (loss) per share - diluted: Attributable to VOXX International Corporation and Subsidiaries	$0.30	$(1.16)	$(0.38)	$(1.03)
Weighted-average common shares outstanding (basic)	24,389,375	24,289,909	24,408,541	24,279,084
Weighted-average common shares outstanding (diluted)	24,621,359	24,289,909	24,408,541	24,279,084

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity

For the three and nine months ended November 30, 2022 and 2021

(In thousands, except share and per share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Treasury Stock	Redeemable Equity	Total Stock- holders' Equity
Balances at February 28, 2022	$267	$300,453	$126,573	$(17,503)	$(35,000)	$(25,138)	$(3,550)	$346,102
Net loss	—	—	(6,527)	—	(707)	—	—	(7,234)
Other comprehensive loss, net of tax	—	—	—	(1,375)	—	—	—	(1,375)
Cash settlement of market stock units upon vesting of 80% of award	—	(4,000)	—	—	—	—	—	(4,000)
Net settlement of 61,337 shares of Class A Common Stock upon vesting of stock awards, net of withholding taxes	1	(404)	—	—	—	—	—	(403)
Reclassification of stockholders' equity to redeemable equity	—	—	—	—	—	—	(33)	(33)
Stock-based compensation expense	—	126	—	—	—	—	133	259
Balances at May 31, 2022	268	296,175	120,046	(18,878)	(35,707)	(25,138)	(3,450)	333,316
Net loss	—	—	(10,216)	—	(583)	—	—	(10,799)
Other comprehensive loss, net of tax	—	—	—	(1,989)	—	—	—	(1,989)
Stock-based compensation expense	—	136	—	—	—	—	(333)	(197)
Balances at August 31, 2022	268	296,311	109,830	(20,867)	(36,290)	(25,138)	(3,783)	320,331
Net income (loss)	—	—	7,421	—	(482)	—	—	6,939
Other comprehensive income, net of tax	—	—	—	1,016	—	—	—	1,016
Stock-based compensation expense	—	145	—	—	—	—	(213)	(68)
Repurchase of 277,961 shares of common stock	—	—	—	—	—	(2,775)	—	(2,775)
Balances at November 30, 2022	$268	$296,456	$117,251	$(19,851)	$(36,772)	$(27,913)	$(3,996)	$325,443

Balances at February 28, 2021	$267	$300,402	$148,906	$(14,977)	$(31,351)	$(23,918)	$(3,260)	$376,069
Net income (loss)	—	—	2,716	—	(919)	—	—	1,797
Other comprehensive income, net of tax	—	—	—	492	—	—	—	492
Net settlement of 60,693 shares of Class A Common Stock upon vesting of stock awards, net of withholding taxes	—	(856)	—	—	—	—	—	(856)
Stock-based compensation expense	—	236	—	—	—	—	34	270
Balances at May 31, 2021	267	299,782	151,622	(14,485)	(32,270)	(23,918)	(3,226)	377,772
Net income (loss)	—	—	311	—	(1,003)	—	—	(692)

Other comprehensive income, net of tax	—	—	—	(1,149)	—	—	—	(1,149)
Repurchase of 113,000 shares of Class A Common Stock	—	—	—	—	—	(1,220)	—	(1,220)
Stock-based compensation expense	—	237	—	—	—	—	(119)	118
Balances at August 31, 2021	267	300,019	151,933	(15,634)	(33,273)	(25,138)	(3,345)	374,829
Net loss	—	—	(28,121)	—	(882)	—	—	(29,003)
Other comprehensive income, net of tax	—	—	—	(1,615)	—	—	—	(1,615)
Stock-based compensation expense	—	221	—	—	—	—	(103)	118
Balances at November 30, 2021	$267	$300,240	$123,812	$(17,249)	$(34,155)	$(25,138)	$(3,448)	$344,329

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Nine months ended November 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(12,412)	$(28,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,924	8,978
Amortization of debt discount	190	208
Bad debt (recovery) expense	(125)	201
Reduction in the carrying amount of the right of use asset	1,132	1,007
(Gain) loss on forward contracts	(60)	232
Equity in income of equity investees	(5,373)	(6,964)
Distribution of income from equity investees	4,277	7,603
Deferred income tax expense (benefit)	1	(578)
Non-cash compensation adjustment	(63)	(337)
Stock based compensation expense	407	694
Loss on disposal of property, plant, and equipment	11	—
Changes in operating assets and liabilities:
Accounts receivable	11,851	(27,372)
Inventory	(20,609)	(36,344)
Receivables from vendors	222	(122)
Prepaid expenses and other	312	(2,486)
Investment securities-trading	64	337
Accounts payable, accrued expenses, accrued sales incentives, contract liabilities, and other liabilities	(30,213)	73,903
Income taxes payable	(7,837)	(401)
Net cash used in operating activities	(48,301)	(10,008)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(2,933)	(3,046)
Purchase of acquired business	—	(30,406)
Proceeds from sale of property, plant, and equipment	1	—
Net cash used in investing activities	(2,932)	(33,452)
Cash flows from financing activities:
Principal payments on finance lease obligation	(217)	(323)
Repayment of bank obligations	(125,987)	(375)
Borrowings on bank obligations	160,853	1,656
Deferred financing costs	—	(667)
Settlement of market stock unit awards	(4,000)	—
Withholding taxes paid on net issuance of stock award	(404)	(857)
Purchase of treasury stock	(2,775)	(1,220)
Proceeds from the issuance of subsidiary shares to non-controlling interest	—	2,069
Proceeds from the issuance of long-term debt to non-controlling interest	—	4,877
Net cash provided by financing activities	27,470	5,160
Effect of exchange rate changes on cash	4,452	58
Net decrease in cash and cash equivalents	(19,311)	(38,242)
Cash and cash equivalents at beginning of period	27,788	59,404
Cash and cash equivalents at end of period	$8,477	$21,162

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

(2) Acquisitions

Onkyo

On April 29, 2021, the Company’s subsidiary, Premium Audio Company LLC (“PAC”), signed a Letter of Intent to acquire certain assets of the home audio/video business of Onkyo Home Entertainment Corporation (“OHEC”), along with Sharp Corporation (“Sharp”) as PAC’s partner. On May 26, 2021, PAC and Sharp signed an asset purchase agreement (“APA”) to jointly acquire certain assets of the home audio/video business of OHEC through a joint venture entity. The APA was approved by OHEC’s shareholders at its ordinary general meeting of shareholders on June 25, 2021 and on June 28, 2021, the Company announced that PAC had entered into a joint venture with Sharp in order to execute the transaction. PAC owns 77.2% of the joint venture and has an 85.1% voting interest and Sharp owns 22.8% of the joint venture and has a 14.9% voting interest. On September 8, 2021, the newly formed joint venture, Onkyo Technology KK ("Onkyo"), completed the transaction to acquire certain assets of the home audio/video business of OHEC. The acquired assets consisted of intangible assets.

The joint venture agreement between PAC and Sharp also contains a put/call arrangement, whereby Sharp has the right to put its interest in the joint venture back to Voxx and Voxx has the right to call Sharp’s ownership interest in the joint venture at any time after the approval of Onkyo’s annual financial statements for the year ending February 28, 2025 at a purchase price based on a formula as defined in the joint venture agreement.

The following summarizes the allocation of the purchase price based upon the fair value of the assets acquired at the date of acquisition:

	September 8, 2021	Measurement Period Adjustments	September 8, 2021 (as adjusted)
Purchase price:
Cash paid	$21,989	-	21,989
Assignment of notes and interest receivable	8,417	-	8,417
Fair value of contingent consideration	6,710	1,119	7,829
Total transaction consideration	$37,116	1,119	38,235

Allocation:
Intangible assets	$26,929	(7,905)	19,024
Goodwill	10,187	9,024	19,211
Total assets acquired	$37,116	1,119	38,235

During Fiscal 2022 and during the three and nine months ended November 30, 2022, the Company recorded a cumulative net measurement period adjustment that increased goodwill by $9,024. The measurement period adjustment would have resulted in a decrease in amortization expense related to the tradenames and technology in the third quarter of Fiscal 2022 and was not significant. The Company made the measurement period adjustment to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. The assets acquired include trade names, technology, and goodwill. The amounts assigned to goodwill and intangible assets for the acquisition are as follows:

	September 8, 2021 (as adjusted)	Amortization Period (Years)
Goodwill	$19,211	N/A
Tradenames	12,468	10
Technology	6,556	5
	$38,235

The fair values of the intangible assets and contingent consideration were determined with the assistance of a third-party valuation expert. Goodwill was determined as the excess of the purchase price over the fair value of the assets acquired, including identifiable intangible assets, and represents workforce and expected cash flow generation for the Onkyo business that does not qualify for separate recognition as intangible assets.

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

The Company has consolidated the financial results of Onkyo since the acquisition date for financial reporting purposes. The non-controlling interest has been classified as redeemable non-controlling interest outside of equity on the accompanying Consolidated Balance Sheets as the exercise of the put option is not within the Company’s control. The carrying value of the redeemable non-controlling interest of Onkyo cannot be less than the redemption amount, which is the amount Sharp will settle the put option for if exercised. Adjustments to reconcile the carrying value to the redemption amount are recorded immediately to retained earnings. No adjustment was made to the carrying amount of the redeemable non-controlling interest at November 30, 2022, as the carrying amount was in excess of the redemption amount.

The following table provides the rollforward of the redeemable non-controlling interest for the nine months ended November 30, 2022:

Redeemable Non-controlling Interest
Balance at February 28, 2022	$511
Net loss attributable to non-controlling interest	(1,318)
Comprehensive loss attributable to non-controlling interest	(86)
Foreign currency translation	(39)
Balance at November 30, 2022	$(932)

The purpose of this acquisition was to expand the Company’s market share and product offerings within the premium audio industry. The joint venture owns the Onkyo and Integra brands and has the licensing rights to the Pioneer brands. It will market and sell a variety of products under the Onkyo, Integra, and Pioneer brands. Onkyo’s results of operations are included in the consolidated financial statements of Voxx in our Consumer Electronics segment from September 8, 2021, and represents approximately 2.1% and 2.0% of the Company’s net sales for the three and nine months ended November 30, 2022, respectively. Prior to the acquisition, PAC operated under a distribution agreement with OHEC through its 11 Trading Company ("11TC") subsidiary, selling Onkyo and Pioneer products to Voxx customers. No additional customer contracts were acquired in conjunction with the acquisition and 11TC continues to sell these products to the same pre-acquisition customer base.

Historical financial statements for Onkyo prior to the acquisition were not available and it is impracticable for the Company to determine the impact the acquisition would have had on the Company’s revenue or net (loss) income had it been included in the consolidated results of the Company for the three and nine months ended November 30, 2021.

(3) Net (Loss) Income Per Common Share

Basic net income (loss) per common share attributable to VOXX International Corporation is calculated by dividing net income attributable to Voxx, adjusted to reflect changes in the redemption value of redeemable non-controlling interest, by the weighted-average common shares outstanding during the period. The diluted net income (loss) per common share computation reflects the potential dilution that would occur if common stock equivalent securities or other contracts to issue common stock were exercised or converted into common stock. There was no redemption value adjustment of the redeemable non-controlling interest for the three and nine months ended November 30, 2022.

A reconciliation between the denominator of basic and diluted net income (loss) per common share is as follows:

	Three months ended November 30,		Nine months ended November 30,
	2022	2021	2022	2021
Weighted-average common shares outstanding (basic)	24,389,375	24,289,909	24,408,541	24,279,084
Effect of dilutive securities:
Restricted stock units and market stock units	231,984	—	—	—
Weighted-average common shares and potential common shares outstanding (diluted)	24,621,359	24,289,909	24,408,541	24,279,084

Restricted stock units and market stock units of 9,306 and 650,325 for the three months ended November 30, 2022 and 2021, respectively, and 379,113 and 695,589 for the nine months ended November 30, 2022 and 2021, respectively, were not included in the net income (loss) per diluted share calculation because the grant price of the restricted stock units and market stock units was greater than the average market price of the Company’s common stock during these periods, or the inclusion of these components would have been anti-dilutive.

(4) Investment Securities

As of November 30, 2022, and February 28, 2022, the Company had the following investments:

November 30, 2022
Fair Value
Investment Securities
Marketable Equity Securities
Mutual funds	$1,167
Total Marketable Equity Securities	1,167
Total Investment Securities	$1,167

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

(5) Fair Value Measurements and Derivatives

The Company applies the authoritative guidance on “Fair Value Measurements," which, among other things, requires enhanced disclosures about assets and liabilities that are measured and reported at fair value. This guidance establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices, or for which fair value can be measured from actively quoted prices, generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 - Quoted market prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 inputs that are either directly or indirectly observable.

Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents financial assets and liabilities measured at fair value on a recurring basis at November 30, 2022:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$8,477	$8,477	$-	$-
Mutual funds	1,167	1,167	-	-
Derivatives designated for hedging	162	-	162	-

Liabilities:
Contingent consideration	$5,818	$-	$-	$5,818

The following table presents financial assets and liabilities measured at fair value on a recurring basis at February 28, 2022:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets
Cash and money market funds	$27,788	$27,788	$-	$-
Mutual funds	1,231	1,231	-	-

Liabilities:
Derivatives designated for hedging	$188	-	188	-
Contingent consideration	6,435	-	-	6,435

At November 30, 2022, the carrying value of the Company's accounts receivable, short-term debt, accounts payable, accrued expenses, bank obligations, and long-term debt approximates fair value because of either (i) the short-term nature of the financial instrument; (ii) the interest rate on the financial instrument being reset every quarter to reflect current market rates; or (iii) the stated or implicit interest rate approximates the current market rates or are not materially different from market rates.

Contingent consideration is related to the Company’s Onkyo acquisition (see Note 2). The estimated fair value of the contingent consideration is classified within Level 3 and was determined using an income approach. Under this method, potential future purchases applicable to the contingent consideration were determined using internal estimates for growth. The potential future purchases applicable to the contingent consideration were multiplied by the appropriate percentage of payments due to OHEC, and the resulting contingent consideration amounts were adjusted for risk at the appropriate discount rate. The value of the contingent consideration was further discounted to reflect the credit risk of the Company. Changes in either the revenue growth rate assumptions or the discount rate could result in a material change to the amount of contingent consideration accrued and such changes will be recorded in the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table provides a rollforward of the Company's contingent consideration balance for the nine months ended November 30, 2022:

Balance at February 28, 2022	$6,435
Payments made to OHEC	(606)
Fair value adjustment	50
Purchase price allocation adjustment	1,051
Foreign currency translation	(1,112)
Balance at November 30, 2022	$5,818

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

When entered into, forward foreign currency contracts are utilized to hedge a portion of the Company’s foreign currency inventory purchases. Forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). As of November 30, 2022, there are no open forward foreign currency contracts.

Financial Statement Classification

The following table discloses the fair value as of November 30, 2022 and February 28, 2022 of the Company’s derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	November 30, 2022	February 28, 2022
Designated derivative instruments
Interest rate swap agreements	Other assets	162	—
	Other long-term liabilities	—	(188)
Total derivatives		$162	$(188)

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

During Fiscal 2022 and through the third quarter of Fiscal 2023, the Company did not enter into any new forward foreign currency contracts. All forward foreign currency contracts entered into during Fiscal 2021 settled as of February 28, 2022 and had been designated as cash flow hedges. The current outstanding notional value of the Company's interest rate swap at November 30, 2022 is $6,240. For cash flow hedges, the gain or loss is reported as a component of Other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The net income recognized in Other comprehensive income (loss) for foreign currency contracts settled in the fourth quarter of Fiscal 2022 were recognized in Cost of sales during the nine months ended November 30, 2022. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. The gain or loss on the Company’s interest rate swap is recorded in Other comprehensive income (loss) and subsequently reclassified into Interest and bank charges in the period in which the hedged transaction affects earnings. As of November 30, 2022, no interest rate swaps originally designated for hedge accounting were de-designated or terminated.

Activity related to cash flow hedges recorded during the three and nine months ended November 30, 2022 and 2021 was as follows:

	Three months ended		Nine months ended
	November 30, 2022		November 30, 2022
	Pretax Gain Recognized in Other Comprehensive Income	Pretax Loss Reclassified from Accumulated Other Comprehensive Income	Pretax Gain Recognized in Other Comprehensive Income	Pretax Gain Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	$—	$—	$—	$63
Interest rate swaps	78	—	350	—

	Three months ended		Nine months ended
	November 30, 2021		November 30, 2021
	Pretax (Loss) Gain Recognized in Other Comprehensive Income	Pretax Loss Reclassified from Accumulated Other Comprehensive Income	Pretax (Loss) Gain Recognized in Other Comprehensive Income	Pretax Loss Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	$89	$(30)	$233	$(235)
Interest rate swaps	104	—	141	—

(6) Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of the following:

	Foreign Currency Translation Losses	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2022	$(16,691)	$(711)	$(101)	$(17,503)
Other comprehensive (loss) income before reclassifications	(2,665)	53	307	(2,305)
Reclassified from accumulated other comprehensive loss	—	—	(43)	(43)
Net current-period other comprehensive (loss) income	(2,665)	53	264	(2,348)
Balance at November 30, 2022	$(19,356)	$(658)	$163	$(19,851)

During the three and nine months ended November 30, 2022, the Company recorded other comprehensive (loss) income, net of the associated tax impact, of $0 and $19, respectively, related to derivatives designated in a hedging relationship, and $0 in both periods related to pension plan adjustments.

The other comprehensive (loss) income before reclassification related to foreign currency translation losses of $(2,665) includes the remeasurement of intercompany transactions of a long-term investment nature of $1,648 with certain subsidiaries whose functional currency is not the U.S. dollar, and $(4,313) from translating the financial statements of the Company's non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar.

(7) Supplemental Cash Flow Information

The following is supplemental information relating to the Unaudited Consolidated Statements of Cash Flows:

	Nine months ended November 30,
	2022	2021
Non-cash investing and financing activities:
Recording of redeemable equity	$(85)	$188
Reclassification of stockholders' equity to redeemable equity	531	-
Gross issuance of shares	1	1
Change in goodwill due to measurement period adjustments, net	1,051	(1,353)
Additional goodwill from the recognition of the fair value of non-controlling interest in connection with business acquisition	-	8,463
Contingent purchase price consideration in connection with business acquisition	-	6,710
Right of use assets obtained in exchange for operating lease obligations	899	419
Right of use assets obtained in exchange for finance lease obligations	251	-
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,076	$1,018
Operating cash flows from finance leases	3	9
Finance cash flows from finance leases	217	323
Cash paid during the period:
Interest (excluding bank charges)	$1,646	$492
Income taxes (net of refunds)	2,061	625

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
-
Additional stock grants of 100,000 shares of Class A Common Stock to be issued on each of March 1, 2020, March 1, 2021, and March 1, 2022. Compensation expense of $40 and $118 was recognized for the three and nine months ended November 30, 2021, respectively, based upon the grant date fair value of $4.15 per share using the graded vesting attribution method. For the three and nine months ended November 30, 2022, there was no remaining compensation expense recognized related to these awards. On March 1, 2020, 100,000 of these stock grants vested, resulting in 100,000 shares of the Company’s Class A Common Stock being issued to Mr. Lavelle. On March 1, 2021, an additional 100,000 of these stock grants vested, resulting in 60,653 shares of Class A Common Stock being issued to Mr. Lavelle and 39,347 shares being withheld for taxes. On March 1, 2022, the final 100,000 of these stock grants vested, resulting in 61,337 shares of Class A Common Stock being issued to Mr. Lavelle and 38,663 shares being withheld for taxes.
-
Grant of market stock units (“MSU’s”) up to a maximum value of $5,000, based upon the achievement of a 90-calendar day average stock price of no less than $5.49 over the performance period ending on the third and fifth anniversary of the effective date of the Employment Agreement. The value of the MSU award increases based upon predetermined targeted 90-calendar day average stock prices with a maximum of $5,000 if the 90-calendar day average high stock price equals or exceeds $15.00. The total number of shares to be issued related to the MSU's based upon achievement of the maximum award value of $5,000, and if issued at $15.00 per share, is estimated at 333,333 shares. The award may be settled in shares or in cash upon mutual agreement between the Company and Mr. Lavelle. Actual results may differ based upon when the high average stock price is achieved and settled. We recognized stock-based compensation expense of $23 and $69 during the three and nine months ended November 30, 2022, respectively, and $60 and $182 during the three and nine months ended November 30, 2021, respectively, related to these MSU’s using the graded vesting attribution method over the performance period. On March 1, 2022, 80% of this MSU award vested and was settled in cash, resulting in a payment made to Mr. Lavelle in the amount of $4,000 during the nine months ended November 30, 2022. As of November 30, 2022, 20% of the MSU’s remain outstanding.

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

The following table presents a summary of the activity related to the additional stock grants under the Employment Agreement, and RSU grants under the 2014 Plan for the nine months ended November 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested award balance at February 28, 2022	354,360	$6.30
Granted	46,556	8.28
Vested	(25,296)	4.65
Vested and settled	(100,000)	4.15
Unvested award balance at November 30, 2022	275,620	$7.57

At November 30, 2022, there were 501,505 vested and unsettled RSU awards under the Company’s 2014 Plan with a weighted average fair value of $6.79.

During the three and nine months ended November 30, 2022 and 2021, the Company recorded $145 and $407, respectively, and $221 and $694, respectively, in total stock-based compensation related to the 2014 Plan, as well as additional stock grants and MSU’s under the Employment Agreement. As of November 30, 2022, there was approximately $1,200 of unrecognized stock-based compensation expense related to unvested RSU awards and MSU’s.

(9) Supply Chain Financing

The Company has supply chain financing agreements and factoring agreements that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The balances under the agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three and nine months ended November 30, 2022, net of discounts, were $27,350 and $69,270, respectively, compared to $20,681 and $62,136 for the three and nine months ended November 30, 2021, respectively. Balances sold under existing supply chain finance and factoring agreements increased during the three and nine months ended November 30, 2022 as compared to the prior year, as two of the Company's German subsidiaries sold receivable balances during Fiscal 2023, while only one subsidiary participated during the three and nine months ended November 30, 2021.

(10) Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $1,793 and $6,891 for the three and nine months ended November 30, 2022, respectively, compared to $3,986 and $9,931 for the three and nine months ended November 30, 2021, respectively. All amounts are net of customer reimbursements and are included within Engineering and technical support expenses on the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

(11) Goodwill and Intangible Assets

The change in goodwill by segment is as follows:

Automotive Electronics:	Amount
Beginning balance at March 1, 2022	$10,425
Activity during the period	—
Balance at November 30, 2022	$10,425
Gross carrying value at November 30, 2022	$10,425
Accumulated impairment charge	—
Net carrying value at November 30, 2022	$10,425
Consumer Electronics:
Beginning balance at March 1, 2022	$63,895
Adjustments to goodwill acquired	1,051
Foreign currency adjustments	(2,996)
Balance at November 30, 2022	$61,950
Gross carrying value at November 30, 2022	$93,062
Accumulated impairment charge	(31,112)
Net carrying value at November 30, 2022	$61,950
Total Goodwill, net	$72,375

The Company's Biometrics segment did not carry a goodwill balance at November 30, 2022 or February 28, 2022.

At November 30, 2022, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$53,626	$41,794	$11,832
Trademarks/Tradenames	15,409	2,954	12,455
Developed technology	19,331	14,287	5,044
Patents	6,736	5,775	961
License	1,400	1,400	—
Contracts	1,556	1,556	—
Total finite-lived intangible assets	$98,058	$67,766	30,292
Indefinite-lived intangible assets
Trademarks			62,701
Total intangible assets, net			$92,993

At February 28, 2022, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$54,138	$39,669	$14,469
Trademarks/Tradenames	17,466	1,927	15,539
Developed technology	20,413	13,179	7,234
Patents	6,736	5,562	1,174
License	1,400	1,400	—
Contracts	1,556	1,556	—
Total finite-lived intangible assets	$101,709	$63,293	38,416
Indefinite-lived intangible assets
Trademarks			63,034
Total intangible assets, net			$101,450

The Company recorded amortization expense of $1,629 and $5,217 for the three and nine months ended November 30, 2022, respectively, compared to $2,017 and $4,803 for the three and nine months ended November 30, 2021, respectively. The estimated aggregate amortization expense for all amortizable intangibles for November 30 of each of the succeeding years is as follows:

Year	Amount
2023	$5,865
2024	5,620
2025	5,454
2026	3,770
2027	2,878

(12) Equity Investment

As of November 30, 2022 and February 28, 2022, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA"), which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	November 30, 2022	February 28, 2022
Current assets	$50,040	$46,202
Non-current assets	6,663	7,382
Liabilities	11,815	10,888
Members' equity	44,888	42,696

	Nine months ended November 30,
	2022	2021
Net sales	$83,050	$91,153
Gross profit	19,852	22,976
Operating income	10,738	13,867
Net income	10,746	13,928

The Company's share of income from ASA was $2,022 and $5,373 for the three and nine months ended November 30, 2022, respectively, compared to $2,206 and $6,964 for the three and nine months ended November 30, 2021, respectively.

(13) Income Taxes

The Company’s provision for income taxes consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments, as necessary.

For the three months ended November 30, 2022, the Company recorded an income tax benefit of $3,988, which includes a discrete income tax benefit of $141 related primarily to the finalization of the federal and certain state tax return filings. For the three months ended November 30, 2021, the Company recorded an income tax benefit of $641, which includes a discrete income tax provision of $175 related primarily to finalization of the federal and certain state tax return filings.

The effective tax rate for the three months ended November 30, 2022 was an income tax benefit of 168.6% on pre-tax income of $2,366. The effective tax rate for the three months ended November 30, 2022 differs from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and an increase in the valuation allowance. The effective tax rate for the three months ended November 30, 2021 was an income tax benefit of 2.1% on a pre-tax loss of $30,313. The effective tax rate for the three months ended November 30, 2021 differed from the statutory rate of 21% primarily as a result of an increase in the valuation allowance as the Company recorded a limited tax benefit with respect to the Arbitration Settlement as it could not conclude that all of its U.S. deferred tax assets were realizable on a more-likely-than-not basis.

For the nine months ended November 30, 2022, the Company recorded an income tax benefit of $5,788, which includes a discrete income tax benefit of $313 related to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations and the finalization of certain tax filings during the quarter ended November 30, 2022, offset with the accrual of interest for unrecognized tax benefits. For the nine months ended November 30, 2021, the Company recorded an income tax benefit of $374, which includes a discrete income tax provision of $31 related to the the finalization of federal and state tax filings during the quarter ended November 30, 2021 and the accrual of interest for unrecognized tax benefits, offset with the reversal of uncertain tax provision liabilities as a result of the lapse of the applicable statute of limitations.

The effective tax rate for the nine months ended November 30, 2022 was an income tax benefit of 31.8% on pre-tax loss of $18,200. The effective tax rate for the nine months ended November 30, 2022 differs from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and an increase in valuation allowance. The effective tax rate for the nine months ended November 30, 2021 was an income tax benefit of 1.3% on pre-tax loss of $28,941. The effective tax rate for the nine months ended November 30, 2021 differs from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and an increase in valuation allowance.

At November 30, 2022, the Company had an uncertain tax position liability of $929, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S. federal, state, and local, and foreign tax issues.

(14) Inventory

Inventories by major category are as follows:

	November 30, 2022	February 28, 2022
Raw materials	$24,951	$23,904
Work in process	1,120	1,519
Finished goods	166,925	149,499
Inventory	$192,996	$174,922

(15) Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs. The liability for product warranties is included within Accrued expenses and other current liabilities and the reserve for product repair costs is recorded as a reduction of Inventory on the Consolidated Balance Sheets.

	Three months ended November 30,		Nine months ended November 30,
	2022	2021	2022	2021
Opening balance	$6,239	$4,495	$5,622	$5,290
Liabilities for warranties accrued during the period	1,732	1,978	5,029	3,215
Liabilities adjusted during acquisition	—	—	—	(352)
Warranty claims settled during the period	(1,286)	(1,016)	(3,966)	(2,696)
Ending balance	$6,685	$5,457	$6,685	$5,457

(16) Financing Arrangements

The Company has the following financing arrangements:

	November 30, 2022	February 28, 2022
Debt
Domestic credit facility (a)	$37,000	$—
Florida mortgage (b)	6,240	6,614
Euro asset-based lending obligation - VOXX Germany (c)	—	1,906
Shareholder loan payable to Sharp (d)	3,977	4,718
Total debt	47,217	13,238
Less: current portion of long-term debt	500	2,406
Long-term debt	46,717	10,832
Less: debt issuance costs	857	1,046
Total long-term debt, net of debt issuance costs	$45,860	$9,786

(a)
Domestic Credit Facility

The Company has a senior secured credit facility (the "Credit Facility") with Wells Fargo Bank, N.A. ("Wells Fargo") that provides for a revolving credit facility with committed availability of up to $140,000. The Credit Facility also includes a $30,000 sublimit for letters of credit and a $15,000 sublimit for swingline loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 16(b)). The availability under the revolving credit line of the Credit Facility was $91,415 as of November 30, 2022.

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

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or LIBOR Rate Loans, except that swingline loans may only be designated as Base Rate Loans. Loans designated as LIBOR Rate Loans bear interest at a rate equal to the then applicable LIBOR rate plus a range of 1.75 – 2.25% (5.70% at November 30, 2022). Loans designated as Base Rate loans bear interest at a rate equal to the applicable margin for Base Rate Loans plus a range of 0.75 - 1.25% as defined in the Agreement and shall not be lower than 1.75% (7.75% at November 30, 2022). An amendment to the Credit Facility in April 2021 provided for a Benchmark Replacement that will replace the LIBOR rate for all revolver usage. The Benchmark Replacement is subject to the occurrence of a Benchmark Transition Event, as defined in the Second Amended and Restated Credit Agreement and becomes effective after a five-day transition period following the event.

Provided that the Company is in a Compliance Period (the period commencing on that day in which Excess Availability is less than 15% of the Maximum Revolver Amount and ending on a day in which Excess Availability is equal to or greater than 15% for any consecutive 30-day period thereafter), the Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the Agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of November 30, 2022, the Company was not in a Compliance Period.

The obligations under the Credit Facility documents are secured by a general lien on, and security interest in, substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles, and inventory. The Company has guaranteed the obligations of the borrowers under the Agreement.

Charges incurred on the unused portion of the Credit Facility during the three and nine months ended November 30, 2022 totaled $144 and $536, respectively, compared to $208 and $531 during the three and nine months ended November 30, 2021, respectively. These charges are included within Interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has deferred financing costs related to the Credit Facility and previous amendments and modifications of the Credit Facility. In conjunction with the amendment to its Credit Facility in April 2021, the Company incurred additional financing fees of $667 that will be amortized over the remaining term of the facility. The Company accounted for this amendment to the Credit Facility as a modification of debt. Deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance and are amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) over the term of the Credit Facility, which expires on April 19, 2026. During the three and nine months ended November 30, 2022, the Company amortized $55 and $166 of these costs, respectively, as compared to $55 and $185 during the three and nine months ended November 30, 2021, respectively. The net unamortized balance of these deferred financing costs as of November 30, 2022 was $756.

(b)
Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida. Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. The Florida Mortgage bears interest at 70% of 1-month LIBOR plus 1.54% (5.68% at November 30, 2022) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The financial covenants of the Florida Mortgage are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016 and amended in April 2021. The amendment to the Credit Facility in April 2021 provided for a Benchmark Replacement that will replace the LIBOR rate for all revolver usage. The Benchmark Replacement is subject to the occurrence of a Benchmark Transition Event, as defined in the Second Amended and Restated Credit Agreement and becomes effective after a five-day transition period following the event.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, which are recorded as deferred financing costs and included in Long-term debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and are being amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) over the ten-year term of the Florida Mortgage. The Company amortized $8 and $24 of these costs during both the three and nine months ended November 30, 2022 and 2021, respectively. The net unamortized balance of these deferred financing costs as of November 30, 2022 is $101.

On July 20, 2015, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure related to the Florida Mortgage and pays a fixed rate of 3.48% under the swap agreement (See Note 5).

(c)
Euro Asset-Based Lending Obligation – VOXX Germany

Foreign bank obligations include a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000 for the Company's subsidiary, VOXX Germany, which expires on July 31, 2023. The rate of interest for the ABL is the three-month Euribor plus 2.30% (4.27% at November 30, 2022).

(d)
Shareholder Loan Payable to Sharp

In conjunction with the capitalization and funding of the Company’s Onkyo joint venture with its partner Sharp, which was created in order to execute the acquisition of certain assets of the home audio/video business of OHEC on September 8, 2021 (see Note 2), Onkyo entered into a loan agreement with the shareholders of the joint venture, PAC and Sharp. The loan balance outstanding at November 30, 2022 represents the portion of the loan payable to Sharp. The loan balance due to PAC eliminates in consolidation. All amounts outstanding under the loan will mature and become payable ten years from the execution date of the acquisition, which is September 8, 2031. The loan may be prepaid subject to the approval of the board of directors of the joint venture and must be repaid if either the put or call option is exercised in accordance with the joint venture agreement. The rate of interest for the shareholder loan is 2.5% and the loan is secured by a second priority lien on and secured interest in all assets of Onkyo.

(17) Other Income (Expense)

Other income (expense) is comprised of the following:

	Three months ended November 30,		Nine months ended November 30,
	2022	2021	2022	2021
Foreign currency gain (loss), net	$215	$(382)	$(3,872)	$(268)
Interest income	11	55	20	67
Rental income	230	186	681	547
Miscellaneous	4	(2)	2	329
Total other, net	$460	$(143)	$(3,169)	$675

Foreign currency losses included within Foreign currency gain (loss), net, for the three and nine months ended November 30, 2022 were primarily driven by declines in the Japanese Yen, which impacted the re-measurement of the Company's Onkyo subsidiary intercompany loans and interest payable, which are not of a long-term investment nature. The total foreign currency loss attributable to these re-measurements for the three and nine months ended November 30, 2022 was $154 and $3,596, respectively.

(18)
Lease Obligations

We account for leases in accordance with ASC 842 “Leases” (“ASC 842”). We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration.

We have operating leases for office equipment, as well as offices, warehouses, and other facilities used for our operations. We also have finance leases comprised primarily of computer hardware and machinery and equipment. Our leases have remaining lease terms of less than 1 year to 8 years, some of which include renewal options. We consider these renewal options in determining the lease term used to establish our right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal option will be exercised. The Company had no short-term leases during the three and nine months ended November 30, 2022.

Refer to Note 7 for supplemental cash flow information related to leases.

The components of lease cost for the three and nine months ended November 30, 2022 and 2021 were as follows:

	Three months ended November 30,		Nine months ended November 30,
	2022	2021	2022	2021
Operating lease cost (a) (c)	$347	$324	$1,132	$1,007
Finance lease cost:
Amortization of right of use assets (a)	68	102	214	324
Interest on lease liabilities (b)	1	2	3	9
Total finance lease cost	$69	$104	$217	$333

(a)
Recorded within Selling, General and administrative, Engineering and technical support, and Cost of sales on the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).
(b)
Recorded within Interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).
(c)
Includes immaterial amounts related to variable rent expense.

Supplemental balance sheet information related to leases is as follows:

	November 30, 2022	February 28, 2022
Operating Leases
Operating lease, right of use assets	$3,905	$4,464
Total operating lease right of use assets	$3,905	$4,464
Accrued expenses and other current liabilities	$1,196	$1,255
Operating lease liabilities, less current portion	2,735	3,298
Total operating lease liabilities	$3,931	$4,553
Finance Leases
Property, plant, and equipment, gross	$2,754	$2,503
Accumulated depreciation	(2,422)	(2,208)
Total finance lease right of use assets	$332	$295
Accrued expenses and other current liabilities	$242	$224
Finance lease liabilities, less current portion	94	78
Total finance lease liabilities	$336	$302
Weighted Average Remaining Lease Term
Operating leases	5.1 years	5.5 years
Finance leases	2.0 years	1.3 years
Weighted Average Discount Rate
Operating leases	3.82%	4.01%
Finance leases	3.51%	3.87%

Maturities of lease liabilities on November 30 of each of the succeeding years are as follows:

	Operating Leases	Finance Leases
2023	$1,301	243
2024	901	94
2025	583	—
2026	392	—
2027	255	—
Thereafter	845	—
Total lease payments	4,277	337
Less imputed interest	346	1
Total	$3,931	336

As of November 30, 2022, the Company has not entered into any lease agreements that have not yet commenced.

The Company owns and occupies buildings as part of its operations. Certain space within these buildings may, from time to time, be leased to third parties from which the Company earns rental income as lessor. This leased space is recorded within property, plant, and equipment and was not material to the Company's Consolidated Balance Sheets at November 30, 2022 and February 28, 2022. Rental income earned by the Company for the three and nine months ended November 30, 2022 and 2021 was $230 and $681, respectively, compared to $186 and $547, respectively, and is recorded within Other (expense) income.

(19) Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	November 30, 2022	February 28, 2022	November 30, 2022	February 28, 2022	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,398,005	21,614,629	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	3,140,179	2,862,218	N/A	N/A	N/A

During the three and nine months ended November 30, 2022, the Company repurchased 277,961 shares of Class A common stock for an aggregate cost of $2,775. As of November 30, 2022, 2,027,915 shares of the Company’s Class A common stock are authorized to be repurchased in the open market.

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

We determined that we hold a variable interest in EyeLock LLC as a result of:

•
our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and
•
the loan agreement with EyeLock LLC, which has a total outstanding balance of $67,599 as of November 30, 2022.

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

On April 29, 2021, EyeLock LLC entered into a three-year exclusive distribution agreement (the “Agreement”) with GalvanEyes LLC (“GalvanEyes”), a Florida LLC managed by Beat Kahli, the largest holder of Voxx's Class A Common Shares. The Agreement provides that GalvanEyes will be the exclusive distributor of EyeLock products in the European Union, Switzerland, Puerto Rico, Malaysia, and Singapore, with the exception of any existing customer relationships prior to the Agreement date. GalvanEyes has also been granted exclusive distribution rights in the United States for the residential real estate market and specific U.S. Government agencies, and non-exclusive distribution rights in all other territories and verticals with the Company’s consent. The Agreement also includes a put/call arrangement, whereby GalvanEyes has the right to put the exclusivity back to EyeLock after the initial two-year period for a 20.0% interest in EyeLock. In turn, EyeLock has the ability to call the exclusivity during the term of the Agreement, based on the occurrence of certain events, which would result in a 20.0% equity interest given to GalvanEyes. Under the Agreement, in addition to paying for any products purchased, GalvanEyes has agreed to pay EyeLock $10,000 in the form of an annual fee, over a two-year period, of up to $5,000 per year, with payments on a quarterly basis beginning on September 1, 2021. Any gross profit generated on the sale of EyeLock LLC products by GalvanEyes are deducted from the annual fee. The value of the put/call arrangement was not significant at November 30, 2022. On November 30, 2022, the Company received a payment in the amount of $1,147 for the quarterly installment payment due from GalvanEyes for the three months ended November 30, 2022. The Company has also recorded a corresponding liability on the accompanying Consolidated Balance Sheets, representing a prepayment made by GalvanEyes of a 20.0% interest in EyeLock upon exercise of the put option. As of November 30, 2022 and February 28, 2022, the balance of the liability was $6,068 and $2,451, respectively.

Assets and Liabilities of EyeLock LLC

The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheets as of November 30, 2022 and February 28, 2022:

	November 30, 2022	February 28, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,198	$25
Accounts receivable, net	379	47
Inventory, net	2,015	2,028
Prepaid expenses and other current assets	67	245
Total current assets	3,659	2,345
Property, plant and equipment, net	12	39
Intangible assets, net	1,854	2,057
Other assets	35	59
Total assets	$5,560	$4,500
Liabilities and Partners' Deficit
Current liabilities:
Accounts payable	$854	$1,023
Interest payable to VOXX	14,386	13,099
Accrued expenses and other current liabilities	426	766
Due to VOXX	67,599	66,390
Total current liabilities	83,265	81,278
Prepaid ownership interest in EyeLock LLC due to GalvanEyes LLC	6,068	2,451
Other long-term liabilities	1,200	1,200
Total liabilities	90,533	84,929
Commitments and contingencies
Partners' deficit:
Capital	41,416	41,416
Retained losses	(126,389)	(121,845)
Total partners' deficit	(84,973)	(80,429)
Total liabilities and partners' deficit	$5,560	$4,500

Revenues and Expenses of EyeLock LLC

The following table sets forth the revenues and expenses of EyeLock LLC that were included in our Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended November 30, 2022 and 2021:

	For the three months ended November 30,		For the nine months ended November 30,
	2022	2021	2022	2021
Net sales	$255	$355	$690	$813
Cost of sales	198	240	474	580
Gross profit	57	115	216	233
Operating expenses:
Selling	142	167	446	493
General and administrative	374	261	1,158	1,037
Engineering and technical support	344	1,526	1,844	4,654
Total operating expenses	860	1,954	3,448	6,184
Operating loss	(803)	(1,839)	(3,232)	(5,951)
Other expense:
Interest and bank charges	(430)	(423)	(1,298)	(1,239)
Other, net	(2)	—	(14)	—
Total other expense, net	(432)	(423)	(1,312)	(1,239)
Loss before income taxes	(1,235)	(2,262)	(4,544)	(7,190)
Income tax expense	—	—	—	—
Net loss	$(1,235)	$(2,262)	$(4,544)	$(7,190)

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

Segment data for each of the Company's segments is presented below:

	Automotive Electronics	Consumer Electronics	Biometrics	Corporate/ Eliminations	Total
Three Months Ended November 30, 2022
Net sales	$48,554	$94,116	$255	$130	$143,055
Equity in income of equity investees	2,022	—	—	—	2,022
Interest expense and bank charges	535	2,050	430	(1,555)	1,460
Depreciation and amortization expense	790	1,497	71	840	3,198
Income (loss) before income taxes (a) (b)	3,124	3,379	(1,235)	(2,902)	2,366

Three Months Ended November 30, 2021
Net sales	$61,589	$129,733	$355	$194	$191,871
Equity in income of equity investees	2,206	—	—	—	2,206
Interest expense and bank charges	417	2,076	423	(2,186)	730
Depreciation and amortization expense	749	1,647	73	937	3,406
Income (loss) before income taxes (b)	4,818	9,998	(2,263)	(42,866)	(30,313)

Nine Months Ended November 30, 2022
Net sales	$125,357	$271,068	$690	$377	$397,492
Equity in income of equity investees	5,373	—	—	—	5,373
Interest expense and bank charges	1,385	6,035	1,298	(5,617)	3,101
Depreciation and amortization expense	2,448	5,030	216	2,230	9,924
Income (loss) before income taxes (a) (b)	2,507	(649)	(4,544)	(15,514)	(18,200)

Nine Months Ended November 30, 2021
Net sales	$150,007	$320,805	$813	$415	$472,040
Equity in income of equity investees	6,964	—	—	—	6,964
Interest expense and bank charges	1,099	5,962	1,239	(6,460)	1,840
Depreciation and amortization expense	2,287	3,651	224	2,816	8,978
Income (loss) before income taxes (b)	8,974	17,905	(7,191)	(48,629)	(28,941)

(a) Included within Income (loss) before income taxes on Corporate/Eliminations for the three and nine months ended November 30, 2022 are foreign currency losses of $154 and $3,596, respectively, attributable to the Company's Onkyo subsidiary related to intercompany transactions and financial statement translation adjustments.

(b) Included within Income (loss) before income taxes on Corporate/Eliminations for the three and nine months ended November 30, 2021 is a charge of $39,444 recorded for an interim arbitration award unfavorable to the

Company (see Note 23). Included within Income (loss) before income taxes on Corporate/Eliminations for the three and nine months ended November 30, 2022 are interest charges of $986 and $2,598, respectively, related to the interim arbitration award.

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

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of consumer electronic, automotive electronic, and biometric products. Our consumer electronic products are primarily comprised of finished goods sold to retail and commercial customers, consisting of premium audio products and other consumer electronic products. Our automotive electronic products, some of which are manufactured by the Company, are sold both to OEM and aftermarket customers. Our biometric products, primarily consisting of finished goods, are sold to retail and commercial customers. We recognize revenue for sales to our customers when transfer of control of the related good or service has occurred. The majority of our revenue was recognized under the point in time approach for the three and nine months ended November 30, 2022. Certain telematic subscription revenues generated by our Automotive Electronics segment are recognized over time. Contract terms with certain of our OEM customers could result in additional products and services being transferred over time as a result of the customized nature of some of our products, together with contractual provisions in the customer contracts that provide us with an enforceable right to payment for performance completed to date; however, under typical terms, we do not have the right to consideration until the time of shipment from our manufacturing facilities or distribution centers, or until the time of delivery to our customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to our right to consideration at the time of shipment or delivery.

Under ASC 606, we are required to present a refund liability and a return asset within the Consolidated Balance Sheets. The changes in the refund liability are reported in Net sales, and the changes in the return asset are reported in Cost of sales in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). As of November 30, 2022 and February 28, 2022, the balance of the return asset was $2,048 and $2,619, respectively, and the balance of the refund liability was $4,264 and $5,469, respectively, and are presented within Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheets.

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

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had current and non-current contract liability balances totaling $4,550 at November 30, 2022 related to telematic subscription services of the Company’s DEI subsidiary. The following table provides a reconciliation of the Company’s contract liabilities as of November 30, 2022:

Balance at February 28, 2022	$5,412
Subscription payments received	4,723
Revenue recognized	(5,585)
Balance at November 30, 2022	$4,550

The Company had no contract asset balances at November 30, 2022 or February 28, 2022.

Disaggregation of Revenue

The Company operates in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. ASC 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales are disaggregated by segment and product type for the three and nine months ended November 30, 2022 and 2021:

	Three months ended November 30,		Nine months ended November 30,
	2022	2021	2022	2021
Automotive Electronics Segment
OEM Products	$19,138	$18,536	$51,092	$49,853
Aftermarket Products	29,416	43,053	74,265	100,154
Total Automotive Segment	48,554	61,589	125,357	150,007
Consumer Electronics Segment
Premium Audio Products	73,473	104,877	212,620	252,610
Other Consumer Electronic Products	20,643	24,856	58,448	68,195
Total Consumer Electronics Segment	94,116	129,733	271,068	320,805
Biometrics Segment
Biometric Products	255	355	690	813
Total Biometrics Segment	255	355	690	813
Corporate/Eliminations	130	194	377	415
Total Net Sales	$143,055	$191,871	$397,492	$472,040

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

On March 14, 2022, Seaguard filed a Petition in the United States District Court, Central District of California, Western Division, to confirm the Partial Final Award. On April 25, 2022, the Company filed its opposition to Seaguard’s Petition to Confirm and a Counter-Petition to Vacate the Partial Final Award. On May 31, 2022, the Court ordered the matter taken under submission for decision without oral hearing. The court has issued an Order informing the parties that it will rule on the pending Petitions by August 3, 2023.

During Fiscal 2022, the Company recorded an accrual for the interim arbitration award in the amount of $39,444. During the three and nine months ended November 30, 2022, the Company accrued charges of $986 and $2,958, respectively, representing interest due on the award when paid, if confirmed and not vacated by the U.S. District Court or an appellate court. At November 30, 2022 and February 28, 2022, the Company had a total accrued balance of $42,403 and $39,444, respectively, on the accompanying Consolidated Balance Sheets related to the interim arbitration award.

(24) New Accounting Pronouncements

In March 2020 and January 2021, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU No. 2021-01, “Reference Rate Reform: Scope,” respectively. Together, these ASU’s provide optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 provides, among other things, guidance that modifications of contracts within the scope of Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; modifications of contracts within the scope of Topic 842, Leases, should be accounted for as a continuation of the existing contract; and, changes in the critical terms of hedging relationships caused by reference rate reform should not result in the de-designation of the instrument, provided certain criteria are met. ASU 2021-01 clarifies the scope and application of ASU 2020-04 and among other things, permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows. The Company’s exposure to LIBOR rates includes its Credit Facility, as well as its Florida Mortgage and related interest rate swap agreement. These optional expedients and exceptions are effective as of March 12, 2020 through December 31, 2024. Adoption is permitted at any time. The Amended and Restated Credit Agreement provides both the Credit Facility and the Florida Mortgage with a Benchmark Replacement that will replace the LIBOR rate (see Note 16). The Company is currently evaluating the impact this update may have on its consolidated financial statements.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our results of operations for the three and nine months ended November 30, 2022 compared to the three and nine months ended November 30, 2021. Next, we present EBITDA and Adjusted EBITDA attributable to Voxx for the three and nine months ended November 30, 2022 compared to the three and nine months ended November 30, 2021, in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows and discuss our material cash requirements in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

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

COVID-19

The ongoing COVID-19 pandemic has created significant global economic uncertainty, adversely impacted the business of some of our customers and vendors, and has impacted our business and results of operations in the past and could further impact our results of operations and cash flows in the future. As the impact of the COVID-19 pandemic has evolved, we have continued to face several operational challenges directly or indirectly related to the pandemic, such as global supply chain constraints and logistical issues, including higher freight costs and supplier product delays, as well as inflation with respect to materials and labor costs, which impacted our results for the three and nine months ended November 30, 2022. As countries around the world continue to combat COVID-19, and as government-imposed regulations regarding, among other things, COVID-19 testing, travel restrictions, and vaccine mandates change, there is still a risk that the pandemic may impact the overall demand environment, and our ability to source product and materials to meet demand levels and maintain adequate inventory levels, as well as maintain staffing levels at our own facilities in order to fulfill our customer orders and contractual obligations. Due to the evolving situation, future results of the Company could be impacted in ways we are not able to predict today, including, but not limited to, non-cash write-downs and impairments; foreign currency fluctuations; potential adjustments to the carrying value of inventory; and the delayed collections of, or inability to collect accounts receivables. We will continue to closely monitor updates regarding the spread of COVID-19 and its variants, the distribution of vaccines and vaccine boosters, and any applicable local, state, and federal government-imposed restrictions, and we will adjust our operations accordingly. In light of the foregoing, we may take actions to alter our business operations or such actions that we determine are in the best interest of our employees, customers, suppliers, and shareholders.

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

During Fiscal 2022, changes to the global economic situation continued to occur as a consequence of the COVID-19 pandemic and related supply chain challenges, chip shortages, and freight issues that have continued during Fiscal 2023. It is possible that this could cause changes to estimates in the future as a result of the financial circumstances of the markets in which the Company operates, the price of the Company’s publicly traded equity in comparison to the Company’s carrying value, and the health of the global economy. Such changes to estimates could potentially result in impacts that would be material to the Company’s consolidated financial statements, particularly with respect to the fair value of the Company’s reporting units in relation to potential goodwill impairment and the fair value of long-lived assets in relation to potential impairment.

Continued negative trends in the business as well as the narrow differences between fair value and carrying value for certain indefinite-lived intangible assets may result in an impairment charge related to goodwill or indefinite-lived intangible assets in the future. Several factors could result in future impairments, including but not limited to: deterioration in macro-economic conditions (including a recession, continued inflation, rising interest rates and foreign currency exchange rates), changes in customer preferences and trends, increased competition, deterioration in the performance of our business or product lines. It is possible that the changes in numerous estimates associated with management judgments, assumptions and estimates made in assessing the fair value of our goodwill and indefinite-lived intangible assets, could result in a future impairment charge which may be significant.

Results of Operations

As you read this discussion and analysis, refer to the accompanying Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss), which present the results of our operations for the three and nine months ended November 30, 2022 and 2021.

The following tables set forth, for the periods indicated, certain statements of operations data for the three and nine months ended November 30, 2022 and 2021.

Net Sales

	November 30,
	2022	2021	$ Change	% Change
Three Months Ended
Automotive Electronics	$48,554	$61,589	$(13,035)	(21.2)%
Consumer Electronics	94,116	129,733	(35,617)	(27.5)%
Biometrics	255	355	(100)	(28.2)%
Corporate	130	194	(64)	(33.0)%
Total net sales	$143,055	$191,871	$(48,816)	(25.4)%

Nine Months Ended
Automotive Electronics	$125,357	$150,007	$(24,650)	(16.4)%
Consumer Electronics	271,068	320,805	(49,737)	(15.5)%
Biometrics	690	813	(123)	(15.1)%
Corporate	377	415	(38)	(9.2)%
Total net sales	$397,492	$472,040	$(74,548)	(15.8)%

Automotive Electronics sales represented 33.9% of our net sales for the three months ended November 30, 2022, compared to 32.1% in the prior year period and decreased $13,035 for the three months ended November 30, 2022, as compared to the three months ended November 30, 2021. The primary driver of the sales decrease was the decline in sales of aftermarket security products of approximately $11,800, which includes aftermarket remote starts and telematic products. The delay in cold weather, coupled with a slowing of the economy has contributed to the decline in sales of these products for the three months ended November 30, 2022, as several customers purchased large stocks of inventory in the prior year and still have excess inventory on hand, thus delaying current year purchases. Also contributing to this decline is the limited availability of vehicles due to supply chain shortages. Sales of satellite radio products also decreased approximately $1,200 for the three months ended November 30, 2022 as a result of decreased foot traffic at customer retail outlets due to a slowing of the economy. Additionally, sales of aftermarket rear seat entertainment products declined approximately $500 for the three months ended November 30, 2022 as a result of limited vehicle availability due to ongoing supply chain shortages, as well as due to a slowing of the economy, with consumers beginning to spend less. Finally, sales of OEM safety products decreased approximately $300 for the three months ended November 30, 2022 as a result of the phasing out of certain older products. As an offset to these decreases in Automotive Electronics sales, the Company experienced an increase in OEM remote start and security products of approximately $600 during the three months ended November 30, 2022 primarily as a result of the launch of new remote start kits for one of its customer's new model vehicles.

Automotive Electronics sales represented 31.5% of our net sales for the nine months ended November 30, 2022, compared to 31.8% in the prior year period and decreased $24,650 for the nine months ended November 30, 2022, as compared to the nine months ended November 30, 2021. The primary driver of the sales decrease was the decline in sales of aftermarket security products of approximately $22,300, which includes aftermarket remote starts and telematic products. The delay in cold weather, coupled with a slowing of the economy, has contributed to the decline in sales of these products for the nine months ended November 30, 2022, as several customers purchased large stocks of inventory in the prior year and still have excess inventory on hand, thus delaying current year purchases. Also contributing to this decline is the limited availability of vehicles due to supply chain shortages. Sales of satellite radio products have also decreased approximately $2,900 for the nine months ended November 30, 2022 as a result of decreased foot traffic at customer retail outlets due the slowing economy. Additionally, sales of aftermarket rear seat entertainment products declined approximately $1,800 for the nine months ended November 30, 2022 primarily as a result of limited vehicle availability due to ongoing supply chain shortages, as well as due to a slowing of the economy. Finally, sales of OEM safety products decreased approximately $1,200 for the nine months ended November 30, 2022 as a result of the phasing out of certain older products. As an offset to these sales decreases, the Company's OEM rear seat entertainment sales experienced a net increase of approximately $1,600 during the nine months ended November 30, 2022, as a result of the start of new rear seat entertainment programs with Stellantis and Ford in the second half of Fiscal 2022 that were not present for the full nine months of the prior year period. This was offset by the discontinuance of certain other programs, as well as chip shortages. Aftermarket accessory product sales also increased approximately $600 for the nine months ended November 30, 2022 due to continued positive sales of new soundbars for club cars that launched during the prior year. Additionally, the Company experienced an increase in OEM remote start and security products of approximately $300 primarily as a result of the launch of new remote start kits for one of its customer's new model vehicles

Consumer Electronics sales represented 65.8% of our net sales for the three months ended November 30, 2022, compared to 67.6% in the comparable prior year period and decreased $35,617 for the three months ended November 30, 2022, as compared to the three months ended November 30, 2021. This net decrease was a result of several factors. The Company experienced a decrease in domestic sales of its premium home theater speakers and wireless speaker products totaling approximately $32,700 during the three months ended November 30, 2022 due to a slowing of the economy and an increase in borrowing costs, both of which have driven the declines in customer purchases. In Europe, sales of both premium and non-premium speaker products and accessories have decreased approximately $9,400 for the three months ended November 30, 2022, as the war in the Ukraine has negatively affected sales in the surrounding areas and a general slowing of the economy has negatively affected sales across Europe. Additionally, there was a total decrease in domestic sales of accessory products of approximately $2,200 for the three months ended November 30, 2022 impacting most major accessory product lines, including hook-up, nursery, clock, remotes, and reception products. This decline was a result of a slowing of the economy and a general decrease in consumer spending. Sales of karaoke products also decreased approximately $1,400 for the three months ended November 30, 2022 as a result of a decline in online platform sales, which did not materialize as expected. As an offset to these declines, the Company experienced an increase in domestic sales of Onkyo and Pioneer related products of approximately $9,400 for the three months ended November 30, 2022. The Company's 11 Trading Company subsidiary began selling these products through a distribution agreement during Fiscal 2021 and during the third quarter of Fiscal 2022, the Company completed an acquisition of certain assets of the Onkyo Home Entertainment business with its joint venture partner, resulting in the establishment of the Company’s Onkyo subsidiary. Sales of Onkyo and Pioneer products have increased since the acquisition, as there has been higher factory production of these products to meet customer demand. Prior to the acquisition, the Onkyo Home Entertainment parent company was unable to meet customer demand due to financial difficulty.

Consumer Electronics sales represented 68.2% of our net sales for the nine months ended November 30, 2022, compared to 68.0% in the comparable prior year period and decreased $49,737 for the nine months ended November 30, 2022, as compared to the nine months ended November 30, 2021. This net decrease was a result of several factors. The Company experienced a net decrease in domestic sales of its premium home theater speakers and wireless speaker products totaling approximately $57,100 during the nine months ended November 30, 2022 due primarily to a slowing of the economy and a decrease in consumer spending. The Company has also continued to experience chip shortages and temporarily paused the sale of premium soundbars in order to update the firmware in these products, which negatively affected sales for the year to date period. In Europe, sales of both premium and non-premium speaker products and accessories have decreased approximately $16,100 for the nine months ended November 30, 2022, as the war in the Ukraine has negatively affected sales in the surrounding areas. Our European sales have also been negatively affected by a slowing of the economy, as well as chip shortages and a temporary pause in the sale of premium soundbars in order to update firmware. Additionally, there was a total decrease in domestic sales of accessory products of approximately $6,200 for the nine months ended November 30, 2022, impacting most major accessory product lines, including hook-up, nursery, clock, remotes, and reception products. This decline was a result of a slowing of the economy and a general decrease in consumer spending. Finally, the Company experienced a decrease in sales of premium mobility products, including headphones and earbuds, of approximately $2,300 as it moved from a fulfillment model to a direct to customer model for its online platform sales of these products in order to improve pricing, which has resulted in a decrease in sales for the nine months ended November 30, 2022 as a result of the transition. As an offset to these declines, the Company experienced an increase in domestic sales of Onkyo and Pioneer related products of approximately $27,800 for the nine months ended November 30, 2022. The Company's 11 Trading Company subsidiary began selling these products through a distribution agreement during Fiscal 2021 and during the third quarter of Fiscal 2022, the Company completed an acquisition of certain assets of the Onkyo Home Entertainment business with its joint venture partner, resulting in the establishment of the Company’s Onkyo subsidiary. Sales of Onkyo and Pioneer products have increased since the acquisition, as there has been higher factory production of these products to meet customer demand. Prior to the acquisition, the Onkyo Home Entertainment parent company was unable to meet customer demand due to financial difficulty. Sales of premium audio products made by the Company's PAC Australia subsidiary have also increased approximately $3,700 during the nine months ended November 30, 2022, as this entity sells Onkyo and Pioneer products and has benefited from the Company's increased factory production since the September 2021 acquisition.

Biometrics sales represented less than 1% of our net sales for both the three and nine months ended November 30, 2022 and 2021. Sales decreased slightly in the amount of $100 and $123 for the three and nine months ended November 30, 2022, respectively, as compared to the respective prior year periods. Sales decreases were primarily attributable to a decline in sales of the Company's NIXT product as compared to the prior year when it was a newer product on the market.

Gross Profit and Gross Margin Percentage

	November 30,
	2022	2021	$ Change	% Change
Three Months Ended
Automotive Electronics	$11,955	$14,648	$(2,693)	(18.4)%
	24.6%	23.8%
Consumer Electronics	24,996	36,754	(11,758)	(32.0)%
	26.6%	28.3%
Biometrics	58	114	(56)	(49.1)%
	22.7%	32.1%
Corporate	128	188	(60)	(31.9)%
	$37,137	$51,704	$(14,567)	(28.2)%
	26.0%	26.9%

Nine Months Ended
Automotive Electronics	$29,859	$37,111	$(7,252)	(19.5)%
	23.8%	24.7%
Consumer Electronics	69,186	87,854	(18,668)	(21.2)%
	25.5%	27.4%
Biometrics	216	231	(15)	(6.5)%
	31.3%	28.4%
Corporate	372	386	(14)	(3.6)%
	$99,633	$125,582	$(25,949)	(20.7)%
	25.1%	26.6%

Gross margin percentages for the Company have decreased 90 and 150 basis points for the three and nine months ended November 30, 2022, respectively, as compared to the three and nine months ended November 30, 2021.

Gross margin percentages in the Automotive Electronics segment increased 80 basis points for the three months ended November 30, 2022, as compared to the prior year period, and decreased 90 basis points for the nine months ended November 30, 2022 as compared to the prior year period. Several factors have contributed negatively to gross margins during both the three and nine months ended November 30, 2022, including the increased cost of materials and shipping, as well as increases in tariffs included in cost of goods sold for such items as OEM rear seat entertainment and OEM automotive safety products, which the Company has been actively working to mitigate through a combination of sales price adjustments and other sourcing strategies, as such supply chain issues are expected to continue through the end of Fiscal 2023. These mitigating actions have helped to stabilize margins for certain product lines within the segment during the three and nine months ended November 30, 2022, or have helped to reduce the negative impact of these supply chain issues, and the Company has begun to see a greater positive impact in the third quarter of the year. Additionally, certain new OEM rear seat entertainment products that began selling during the second half of Fiscal 2022, and that have positively contributed to sales during the three and nine months ended November 30, 2022, have generated lower margins than are normally achieved in this segment, and sales of aftermarket security products, which have higher profit margins than those typically achieved by the segment, have experienced sales declines during both the three and nine months ended November 30, 2022. Both of these factors have contributed negatively to the segment's margins for the three and nine months ended November 30, 2022. Offsetting these negative margin impacts, and in addition to mitigating strategies related to rising supply chain costs noted above, the decrease in sales of satellite radio products for the three and nine months ended November 30, 2022, which typically generate lower margins for the Company, contributed positively to margins overall. The increase in sales of soundbars for club cars during the nine months ended November 30, 2022 also contributed positively to margins for the year to date period.

Gross margin percentages in the Consumer Electronics segment decreased 170 and 190 basis points for the three and nine months ended November 30, 2022, respectively, as compared to the respective prior year periods. Significant increases to container costs, increased cost of materials due to chip shortages, and surcharges affecting cost of sales for many of the products within the segment have caused declines in margins for both the three and nine months ended November 30, 2022, which the Company has actively worked to mitigate through pricing adjustments and other sourcing strategies, and has effectively helped to stabilize margins for some products, or has helped to reduce the negative impact of these issues for others. These supply chain issues are expected to continue through the end of Fiscal 2023. In addition, the Company saw declines in sales of certain premium home theater speaker products during the three and nine months ended November 30, 2022 due primarily to a slowing of the economy and decreased customer spending. As these products have typically generated higher margins for the segment, this decrease in sales negatively impacted margins for the periods. Additionally, an increase in sales of lower margin discount channel customers in Europe during the three and nine months ended November 30, 2022 have contributed negatively to the overall segment margins for the periods. Offsetting these negative margin impacts, sales of Onkyo and Pioneer related products positively impacted margins for both the three and nine months ended November 30, 2022, as there have been higher sales and higher factory production of these products since the acquisition of certain assets of the Onkyo Home Entertainment business in September 2021, as compared to sales under the Company's distribution agreement with Onkyo Home Entertainment Corp. prior to the acquisition. The Company also has more control over pricing and costing of the products since the acquisition, which has further improved these margins. Additionally, the decrease in sales of lower margin accessory products, including remotes, clocks, and reception and power products, have had a positive impact on the overall segment margins for the periods.

Gross margin percentages in the Biometrics segment declined for the three months ended November 30, 2022 and improved for the nine months ended November 30, 2022, as compared to the respective prior year periods. The decline in margins for the three months ended November 30, 2022 was due to the decrease in sales of higher margin NIXT products compared to the prior year, as well as due to certain high volume, low margin discounted sales made during the three months ended November 30, 2022 that negatively affected margins and were not present in the prior year. The increase in margins for the nine months ended November 30, 2022 was a result of tooling costs incurred during the nine months ended November 30, 2021 that did not repeat in the current year.

Operating Expenses

	November 30,
	2022	2021	$ Change	% Change
Three Months Ended
Operating expenses:
Selling	$11,413	$13,864	$(2,451)	(17.7)%
General and administrative	16,223	20,049	(3,826)	(19.1)%
Engineering and technical support	7,171	9,706	(2,535)	(26.1)%
Acquisition costs	—	287	(287)	(100.0)%
Total operating expenses	$34,807	$43,906	$(9,099)	(20.7)%

Nine Months Ended
Operating expenses:
Selling	$35,563	$37,169	$(1,606)	(4.3)%
General and administrative	54,435	56,609	(2,174)	(3.8)%
Engineering and technical support	23,844	23,824	20	0.1%
Acquisition costs	136	3,279	(3,143)	(95.9)%
Total operating expenses	$113,978	$120,881	$(6,903)	(5.7)%

Total operating expenses have decreased $9,099 and $6,903 for the three and nine months ended November 30, 2022, respectively, as compared with the three and nine months ended November 30, 2021.

For the three months ended November 30, 2022, selling expenses decreased $2,451. Within selling expenses for the three months ended November 30, 2022, the Company experienced a decrease in commission expense of approximately $1,500 as a result of a decrease in the Company's sales, as compared to the three months ended November 30, 2021. Additionally, salaries and benefits for sales employees decreased approximately $600 due to headcount reductions and bonus reductions company-wide, as well as salary reductions in Europe, as the Company's Germany subsidiaries began a shortened work week during the third quarter of Fiscal 2023 as a cost cutting measure. Finally, there was a net decrease in web platform expenses of approximately $400 for the three months ended November 30, 2022, as a result of lower advertising spending on social media, offset by the higher cost of online platform fees.

For the nine months ended November 30, 2022, selling expenses decreased $1,606. The Company experienced a decrease in commission expense of approximately $2,400 for the nine months ended November 30, 2022 as a result of a decrease in the Company's sales, as compared to the nine months ended November 30, 2021. Additionally, salaries for sales employees decreased approximately $500 due to headcount reductions and bonus reductions company-wide, as well as salary reductions in Europe, as the Company's Germany subsidiaries began a shortened work week during the third quarter of Fiscal 2023 as a cost cutting measure. The Company also experienced a decrease in credit card fees of approximately $200 for the nine months ended November 30, 2022, as a result of the decrease in sales as compared to the prior year period. Offsetting these decreases in selling expenses, the Company incurred higher trade show expenses of approximately $700 for the nine months ended November 30, 2022, as the Company attended the annual Consumer Electronics Show ("CES") in person in 2022. The 2021 CES event was held virtually due to the COVID-19 pandemic. Travel expenses for the nine months ended November 30, 2022 increased approximately $400 due to the lifting of the Company’s COVID-19 related restrictions in Fiscal 2023, which has allowed salesmen to begin traveling to customer sites again, but has been offset by cost cutting measures implemented by the Company in the second half of the fiscal year. The Company also saw a net increase in web platform expenses of approximately $300 for the nine months ended November 30, 2022 as a result of a net increase in online and social media advertising and promotion spending as compared to the nine months ended November 30, 2021, as well as due to the higher cost of online platform fees.

General and administrative expenses decreased $3,826 during the three months ended November 30, 2022, as compared to the prior year period. Salary expense decreased approximately $2,400 for the three months ended November 30, 2022, due to a reduction in bonus accruals resulting from lower Company profitability as compared to the prior year period, as well as due to cost cutting measures. Legal and professional fees decreased approximately $700 for the three months ended November 30, 2022 primarily as a result of lower fees in the current year related to an ongoing arbitration case. Additionally, the Company incurred approximately $300 of restructuring related expenses during the three months ended November 30, 2022 due to the relocation of certain OEM production operations from Florida to Mexico, which began during the second quarter of Fiscal 2023 and consisted primarily of severance expense and moving costs. Finally, bad debt expense decreased approximately $300 for the three months ended November 30, 2022 as a result of greater reserve releases as compared to the prior year period.

General and administrative expenses decreased $2,174 during the nine months ended November 30, 2022, as compared to the prior year period. The Company experienced a decrease in salary expense of approximately $3,300 for the nine months ended November 30, 2022, due to a reduction in bonus accruals resulting from lower Company profitability as compared to the prior year period, as well as due to cost cutting measures. There was also a net decrease in legal and professional fees of approximately $1,000 for the nine months ended November 30, 2022 due to a decrease in certain fees incurred in the prior year related to an ongoing arbitration case, as well as a decrease in patent maintenance fees, offset by fees related to the Company's new Onkyo subsidiary established in September 2021. As an offset to these decreases in general and administrative expense, depreciation and amortization expense increased approximately $900 for the nine months ended November 30, 2022, due to the amortization of intangible assets of the Company’s new Onkyo subsidiary, which was only present during three of the nine months ended November 30, 2021. The Company also incurred approximately $500 of restructuring related expenses during the nine months ended November 30, 2022 due to the relocation of certain OEM production operations from Florida to Mexico, which began during the second quarter of Fiscal 2023, and consisted primarily of severance expense and moving costs. Additionally, benefit expenses increased approximately $300 for the nine months ended November 30, 2022, due to the absence of medical releases in the current year to date period as compared to prior year. Fees related to taxes and licensing also increased approximately $300 during the nine months ended November 30, 2022 due primarily to licenses required for the Company’s Onkyo subsidiary established in September 2021. Finally, the Company experienced an increase in insurance expense of approximately $300 related to an overall increase in insurance policy premiums as compared to the prior year, as well as due to the addition of the Company's Onkyo subsidiary.

Engineering and technical support expenses decreased $2,535 for the three months ended November 30, 2022, as compared to the prior year period. The Company experienced a net decrease in research and development expense of approximately $2,200 for the three months ended November 30, 2022 primarily as a result of headcount reductions in the Biometric segment that took place at the end of Fiscal 2022 and have resulted in lower research and development activity for that segment, as well as due to lower development expense in the Automotive Electronics segment driven by the timing of the completion of certain projects and the start of others. The Company also experienced a decrease in direct labor expense of approximately $400 for the three months ended November 30, 2022 primarily as a result of salary and benefits, as well as bonus reductions due to Company cost cutting measures.

Engineering and technical support expenses were relatively flat for the nine months ended November 30, 2022, increasing $20 as compared to the prior year period. The Company experienced an increase in direct labor expense, which includes salary, benefits, and payroll taxes, of approximately $2,900 for the nine months ended November 30, 2022 primarily as a result of additional headcount created by the September 2021 acquisition resulting in the establishment of the Company’s Onkyo subsidiary. There was also an increase in travel expense of approximately $100 during the nine months ended November 30, 2022 due to the lifting of prior year COVID-19 restrictions. Offsetting these increases, the Company experienced a net decrease in research and development expense of approximately $3,000 for the nine months ended November 30, 2022. This was a result of headcount reductions in the Biometric segment that took place at the end of Fiscal 2022 and have resulted in lower research and development activity for that segment, as well as lower development expense in the Automotive Electronics segment due to the timing of the completion of certain projects and the start of others. This was offset by the Company’s product development projects related to its new Onkyo subsidiary within its Consumer Electronics segment.

Acquisition costs decreased $287 and $3,143 for the three and nine months ended November 30, 2022, respectively, as compared to the respective prior year periods. During the three and nine months ended November 30, 2021, as well as during the nine months ended November 30, 2022, acquisition costs incurred were related to consulting and due diligence fees for the asset purchase agreement signed with Onkyo Home Entertainment Corporation and the joint venture created with Sharp Corporation to complete the transaction. This transaction was completed on September 8, 2021.

Other (Expense) Income

	November 30,
	2022	2021	$ Change	% Change
Three Months Ended
Interest and bank charges	$(1,460)	$(730)	$(730)	(100.0)%
Equity in income of equity investee	2,022	2,206	(184)	(8.3)%
Interim arbitration award	(986)	(39,444)	38,458	97.5%
Other, net	460	(143)	603	421.7%
Total other income	$36	$(38,111)	$38,147	100.1%

Nine Months Ended
Interest and bank charges	$(3,101)	$(1,840)	$(1,261)	(68.5)%
Equity in income of equity investee	5,373	6,964	(1,591)	(22.8)%
Interim arbitration award	(2,958)	(39,444)	36,486	92.5%
Other, net	(3,169)	675	(3,844)	(569.5)%
Total other income	$(3,855)	$(33,645)	$29,790	88.5%

Interest and bank charges represent interest expense and fees related to the Company's bank obligations, shareholder loan, supply chain financing and factoring agreements, interest related to finance leases, and amortization of debt issuance costs. The Company borrowed funds from the Wells Fargo Credit Facility for operating purposes during the three and nine months ended November 30, 2022. This resulted in an increase in interest expense incurred during both periods as compared to the comparable prior year periods in which the Company did not borrow funds from the Credit Facility. Additionally, the Company’s new Onkyo subsidiary entered into a shareholder loan payable to the Company’s joint venture partner, Sharp, during the third quarter of Fiscal 2022, for which interest expense was incurred during the three and nine months ended November 30, 2022. This shareholder loan was only outstanding during the three months ended November 30, 2021.

Equity in income of equity investee represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA"). The decrease in income for the three and nine months ended November 30, 2022 is due to a decrease in ASA revenue, gross profit, and net income primarily resulting from supply shortages and an increase in supply chain and logistics costs impacting all industries.

During the three and nine months ended November 30, 2022, the Company recorded charges of $986 and $2,958, respectively, representing interest expense related to the interim arbitration award accrued during Fiscal 2022, which would be payable if confirmed and not vacated by the U.S. District Court or an appellate court.

Other, net includes net foreign currency gains or losses, interest income, rental income, and other miscellaneous income and expense. During the three and nine months ended November 30, 2022, the Company had net foreign currency gains of $215 and net foreign currency losses of $3,872, respectively, as compared to net foreign currency losses of $382 and $268 for the three and nine months ended November 30, 2021, respectively. Foreign currency losses for the three and nine months ended November 30, 2022 were primarily driven by declines in the Japanese Yen, which impacted the re-measurement of the Company's Onkyo subsidiary intercompany loans and interest payable which are not of a long-term investment nature. The losses attributable to these re-measurements for the three and nine months ended November 30, 2022 were $154 and $3,596, respectively.

Income Tax Provision

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

For the three months ended November 30, 2022, the Company recorded an income tax benefit of $3,988, which includes a discrete income tax benefit of $141 related primarily to the finalization of the federal and certain state tax return filings. For the three months ended November 30, 2021, the Company recorded an income tax benefit of $641, which includes a discrete income tax provision of $175 related primarily to finalization of the federal and certain state tax return filings.

The effective tax rate for the three months ended November 30, 2022 was an income tax benefit of 168.6% on pre-tax income of $2,366. The effective tax rate for the three months ended November 30, 2022 differs from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and an increase in the valuation allowance. The effective tax rate for the three months ended November 30, 2021 was an income tax benefit of 2.1% on a pre-tax loss of $30,313. The effective tax rate for the three months ended November 30, 2021 differed from the statutory rate of 21% primarily as a result of an increase in the valuation allowance as the Company recorded a limited tax benefit with respect to the Arbitration Settlement as it could not conclude that all of its U.S. deferred tax assets were realizable on a more-likely-than-not basis.

For the nine months ended November 30, 2022, the Company recorded an income tax benefit of $5,788, which includes a discrete income tax benefit of $313 related to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations and the finalization of certain tax filings during the quarter ended November 30, 2022, offset with the accrual of interest for unrecognized tax benefits. For the nine months ended November 30, 2021, the Company recorded an income tax benefit of $374, which includes a discrete income tax provision of $31 related to the the finalization of federal and state tax filings during the quarter ended November 30, 2021 and the accrual of interest for unrecognized tax benefits, offset with the reversal of uncertain tax provision liabilities as a result of the lapse of the applicable statute of limitations.

The effective tax rate for the nine months ended November 30, 2022 was an income tax benefit of 31.8% on pre-tax loss of $18,200. The effective tax rate for the nine months ended November 30, 2022 differs from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and an increase in valuation allowance. The effective tax rate for the nine months ended November 30, 2021 was an income tax benefit of 1.3% on pre-tax loss of $28,941. The effective tax rate for the nine months ended November 30, 2021 differs from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and an increase in valuation allowance.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not financial measures recognized by GAAP. EBITDA represents net income (loss) attributable to VOXX International Corporation and Subsidiaries, computed in accordance with GAAP, before interest expense and bank charges, taxes, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for stock-based compensation expense, foreign currency (gains) losses, restructuring expenses, acquisition costs, certain non-routine legal and professional fees, and awards. Depreciation, amortization, stock-based compensation, and foreign currency (gains) losses are non-cash items.

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

Reconciliation of GAAP Net Income Attributable to VOXX International Corporation to EBITDA and Adjusted EBITDA

	Three months ended November 30,		Nine months ended November 30,
	2022	2021	2022	2021
Net income (loss) attributable to VOXX International Corporation and Subsidiaries	$7,421	$(28,121)	$(9,322)	$(25,094)
Adjustments:
Interest expense and bank charges (1)	1,263	565	2,500	1,357
Depreciation and amortization (1)	3,053	3,378	9,406	8,891
Income tax benefit	(3,988)	(641)	(5,788)	(374)
EBITDA	7,749	(24,819)	(3,204)	(15,220)
Stock-based compensation	145	221	407	694
Foreign currency (gains) losses (1)	(223)	382	3,867	268
Restructuring expenses	303	—	532	—
Acquisition costs	—	287	136	3,279
Professional fees related to distribution agreement with GalvanEyes LLC	—	—	—	325
Non-routine legal fees	28	235	886	1,469
Interim arbitration award	986	39,444	2,958	39,444
Adjusted EBITDA	$8,988	$15,750	$5,582	$30,259

(1)
For purposes of calculating Adjusted EBITDA for the Company, interest expense and bank charges, depreciation and amortization, as well as foreign currency losses and (gains) have been adjusted in order to exclude the non-controlling interest portion of these expenses attributable to EyeLock LLC and Onkyo Technology KK.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of November 30, 2022, we had working capital of $154,368 which includes cash and cash equivalents of $8,477, compared with working capital of $126,756 at February 28, 2022, which included cash and cash equivalents of $27,788. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations, when applicable, and the income on our investments to fund the current operations of the business. However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions, or to further pay down our debt. As of November 30, 2022, we did not have material cash balances held in foreign bank accounts, and no foreign cash balances would have been subject to United States federal income taxes if made available for use in the United States. The Tax Cuts and Jobs Act provides a 100% participation exemption on dividends received from foreign corporations after January 1, 2018, as the United States has moved away from a worldwide tax system and closer to a territorial system for earnings of foreign corporations.

Operating activities used cash of $48,301 for the nine months ended November 30, 2022 due to factors including the increase in inventory and the decrease in accounts payable, accrued expenses and other current liabilities, as well as due to losses incurred by EyeLock LLC and the decrease the Company's net sales. This was offset primarily by the decrease in accounts receivable and the increase in accrued sales incentives. For the nine months ended November 30, 2021, operating activities used cash of $10,008 due to factors including the increase in inventory accounts receivable, as well as due to losses incurred by EyeLock LLC. This was offset primarily by the increase in accounts payable, accrued expenses and other current liabilities, and accrued sales incentives.

Investing activities used cash of $2,932 during the nine months ended November 30, 2022 primarily due to capital expenditures. For the nine months ended November 30, 2021, investing activities used cash of $33,452 primarily due the acquisition of certain assets of Onkyo Home Entertainment Corp., as well as due to capital expenditures.

Financing activities provided cash of $27,470 during the nine months ended November 30, 2022 due to borrowings from the Credit Facility. This was offset by repayments of borrowings from the Company's Credit Facility and Euro asset-based loan in Germany, the settlement of market stock unit awards in cash, the purchase of treasury shares, and the payment of withholding taxes on the net issuance of a stock award, as well as repayments of finance leases and the Florida mortgage. During the nine months ended November 30, 2021, financing activities provided cash of $5,160 due to proceeds received from the issuance of shares and long-term debt to the non-controlling interest of the Company's Onkyo joint venture, as well as borrowings under the Company's Euro asset-based loan in Germany. This was offset by the purchase of treasury shares, the payment of withholding taxes on the net issuance of a stock award, the payment of deferred finance fees related to the amendment of the Credit Facility, as well as repayments of finance leases and the Florida mortgage.

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

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $140,000. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 16(b)). The availability under the revolving credit line of the Credit Facility was $91,415 as of November 30, 2022.

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

Material Cash Requirements

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity. At November 30, 2022, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period
Contractual Cash Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Finance lease obligation (1)	$336	$242	$94	$—	$—
Operating leases (1)	3,931	1,196	1,355	587	793
Total contractual cash obligations	$4,267	$1,438	$1,449	$587	$793
Other Commitments
Bank obligations (2)	$37,000	$—	$—	$37,000	$—
Stand-by and commercial letters of credit (3)	50	50	—	—	—
Other (4)	10,217	500	1,000	1,000	7,717
Contingent consideration (5)	5,818	609	1,545	1,036	2,628
Pension obligation (6)	238	—	—	—	238
Unconditional purchase obligations (7)	108,878	108,878	—	—	—
Total other commitments	162,201	110,037	2,545	39,036	10,583
Total commitments	$166,468	$111,475	$3,994	$39,623	$11,376

1.
Represents total principal payments due under operating and finance lease obligations. Total current balances (included in Accrued expenses other current liabilities) due under finance and operating lease obligations are $242 and $1,196, respectively, at November 30, 2022. Total long-term balances due under finance and operating leases are $94 and $2,735, respectively, at November 30, 2022.
2.
Represents amounts outstanding under the Company’s Credit Facility and the VOXX Germany asset-based lending facility at November 30, 2022.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Voxx conducts business in various non-U.S. countries, including Germany, Canada, Mexico, China, Hong Kong, Venezuela, Denmark, the Netherlands, France, Australia, and Japan and thus is exposed to market risk for changes in foreign currency exchange rates. As a result, we have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the U.S., which can adversely impact our net income and cash flows. For the three and nine months ended November 30, 2022, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $3,300 and $8,700, respectively, and in net income of $5 and $55, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade, and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations, and U.S. dollar denominated purchases in its foreign subsidiaries. The Company often enters forward contracts to hedge certain Euro-related transactions. The Company minimizes the risk of nonperformance on the forward contracts by transacting with major financial institutions. During the three and nine months ended November 30, 2022, the Company did not have any forward contracts designated for hedge accounting, and there were no foreign currency hedge contracts outstanding at November 30, 2022. For the three and nine months ended November 30, 2021, unrealized gains recorded in Other comprehensive income (loss) associated with contracts held at November 30, 2021 were $89 and $233.

We are also subject to risk from changes in foreign currency exchange rates from the translation of financial statements of our foreign subsidiaries and for long-term intercompany loans with the foreign subsidiaries. These changes result in cumulative translation adjustments, which are included in Accumulated other comprehensive (loss) income. At November 30, 2022, we had translation exposure to various foreign currencies with the most significant being the Euro. A hypothetical 10% adverse change in the foreign currency exchange rates would result in a negative impact of $165 on Other comprehensive income (loss) for the nine months ended November 30, 2022.

The Company continues to monitor the political and economic climate in Venezuela. Venezuela did not have sales for the three and nine months ended November 30, 2022 and there were minimal cash related assets invested in Venezuela as of November 30, 2022 that would be subject to government foreign exchange controls. The Company has certain long-lived assets in Venezuela, which are held for investment purposes and had no value as of November 30, 2022.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and investment grade corporate and U.S. government securities. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed. In connection with the Florida Mortgage, we have debt outstanding in the amount of $6,240 at November 30, 2022. Interest on this mortgage is charged at 70% of 1-month LIBOR plus 1.54%. The Company currently has one interest rate swap for the Florida Mortgage with a notional amount of $6,240 at November 30, 2022. This swap locks the interest rate at 3.48% (inclusive of credit spread) on the Florida Mortgage through the mortgage end date of March 2026. The Company also has a Euro asset-based lending facility in Germany with a variable rate. There was no outstanding balance for this facility November 30, 2022 (see Note 16).

As of November 30, 2022, the total net fair value of the interest rate swap recorded in Other assets on our Consolidated Balance Sheet is $162, which represents the amount that would be received upon unwinding the interest rate swap agreement based on market conditions on that date. Changes in the fair value of this interest rate swap agreement are reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated other comprehensive (loss) income.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of November 30, 2022 to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the nine months ended November 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our Board of Directors to repurchase shares of the Company's Class A Common Stock. During the three and nine months ended November 30, 2022, the Company purchased 277,961 shares of Class A Common Stock for an aggregate cost of $2,775, as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
10/1/2022 - 10/31/2022	58,308	$7.20	58,308	2,247,568
11/1/2022 - 11/30/2022	219,653	$10.68	219,653	2,027,915
Total other commitments	277,961

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Patrick M. Lavelle Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Charles M. Stoehr Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended November 30, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii), the Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Consolidated Statements of Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

January 9, 2023

By:	/s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By:	/s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer