Form 10-K
period 2023-02-28
VOXX International Corp
filed 2023-05-15
CIK 807707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was $117,482,697 (based upon closing price on the Nasdaq Stock Market on August 31, 2022).

The number of shares outstanding of each of the registrant's classes of common stock, as of May 11, 2023 was:

Class	Outstanding

Class A common stock $.01 par value	20,916,138
Class B common stock $.01 par value	2,260,954

DOCUMENTS INCORPORATED BY REFERENCE

Part III - (Items 10, 11, 12, 13 and 14) Proxy Statement for Annual Meeting of Stockholders to be filed on or before June 8, 2023.

VOXX INTERNATIONAL CORPORATION

Index to Form 10-K

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7, and the information incorporated by reference contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend those forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, and the outcome of any contingencies are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates, projections about our industry and our business, and the residual impacts of the novel coronavirus (“COVID-19”) pandemic on our results of operations. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "should," "would," or variations of those words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated in or implied by any forward-looking statements. Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, matters listed in Item 1A under "Risk Factors" of this Form 10-K. Many of the foregoing risks and uncertainties are, and will be, exacerbated by the lingering effects of the COVID-19 pandemic and any negative impacts this has on the global business and economic environment as a result thereof. The Company assumes no obligation and does not intend to update these forward-looking statements.

NOTE REGARDING DOLLAR AMOUNTS AND FISCAL YEAR

In this Annual Report, all dollar amounts are expressed in thousands, except for share prices and per-share amounts.

The Company’s fiscal year ends on the last day of February.

Item 1-Business

VOXX International Corporation ("Voxx," "We," "Our," "Us," or the "Company") is a leading international manufacturer and distributor in the Automotive Electronics, Consumer Electronics, and Biometrics industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image, and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through nineteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., VOXX German Holdings GmbH ("Voxx Germany"), Audiovox Canada Limited, Voxx Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Premium Audio Company LLC ("PAC," which includes Klipsch Group, Inc. and 11 Trading Company LLC), Omega Research and Development LLC ("Omega"), Voxx Automotive Corp., Audiovox Websales LLC, VSM-Rostra LLC (“VSM”), VOXX DEI LLC, and VOXX DEI Canada LLC (collectively, with VOXX DEI LLC, “DEI”), as well as majority owned subsidiaries, EyeLock LLC ("EyeLock") and Onkyo Technology KK (“Onkyo”). We market our products under the Audiovox® brand name and other brand names and licensed brands, such as 808®, Acoustic Research®, Advent®, Avital®, Car Link®, Chapman®, Clifford®, Code-Alarm®, Crimestopper™, Directed®, Discwasher®, Energy®, Heco®, Integra®, Invision®, Jamo®, Klipsch®, Mac Audio™, Magnat®, myris®, Oehlbach®, Omega®, Onkyo®, Pioneer®, Prestige®, Project Nursery®, Python®, RCA®, RCA Accessories, Rosen®, Rostra®, Schwaiger®, Smart Start®, Terk®, Vehicle Safety Automotive, Viper®, and Voxx Automotive as well as private labels through a large domestic and international distribution network. We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products.

VOXX International Corporation was incorporated in Delaware on April 10, 1987, under its former name, Audiovox Corp., as successor to a business founded in 1960 by John J. Shalam, our Chairman and controlling stockholder. Our extensive distribution network and long-standing industry relationships have allowed us to benefit from growing market opportunities and emerging niches in the electronics business.

The Company classifies its operations in the following three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. The Automotive Electronics segment designs, manufactures, distributes, and markets rear-seat entertainment devices, automotive security products and devices, remote start systems, vehicle access systems, mobile multimedia devices, aftermarket/OE-styled radios, car-link smartphone telematics applications, driver distraction products, collision avoidance systems, automotive power accessories, power lift gates, location-based services, turn signal switches, automotive lighting products, obstacle sensing systems, cruise control systems, camera systems, USB ports, heated seats, and satellite radio products. The Consumer Electronics segment designs, manufactures, distributes and markets home theater systems, A/V receivers, premium loudspeakers, outdoor speakers, business music systems, streaming music systems, cinema speakers, architectural speakers, wireless and Bluetooth speakers, soundbars, on-ear and in-ear headphones, wired and wireless headphones and earbuds, DLNA (Digital Living Network Alliance) compatible devices, T.V. remote controls, karaoke products, personal sound amplifiers, infant/nursery products, as well as A/V connectivity, portable/home charging, reception and digital consumer products. The Biometrics segment designs, markets and distributes iris identification and biometric security related products. See Note 13 to the Company's Consolidated Financial Statements for segment and geographic area information.

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

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a global pandemic and on March 13, 2020, the U.S. government declared COVID-19 a national emergency. The Company continues to monitor the impacts COVID-19 has had, and continues to have, on its global supply chain, including the global chip shortage, and disruptions of product deliveries. The Company sources the majority of its merchandise outside the U.S. through arrangements with vendors primarily located in several Pacific Rim countries. The Company has been collaborating with its vendors to mitigate significant delays in delivery of product, as certain factories and ports have been required to close or limit capacity for periods of time during the pandemic due either to COVID-19 infection, or supply chain shortages.

The Company entered this period of uncertainty with a healthy liquidity position and took immediate, aggressive, and prudent actions, including reevaluating all expenditures, to enhance the Company’s ability to meet its short-term liquidity needs in order to best position its business for its key stakeholders, including the Company’s employees, customers, and shareholders. The Company has utilized all of its supply chain financing arrangements to factor its accounts receivable balances, as necessary. The Company also renewed its credit facility with Wells Fargo in April 2021 and again in February 2023, and continues to partner with its vendors, landlords, and lenders to preserve liquidity and mitigate risk, and has also worked with its service providers to further reduce costs by negotiating lower rates. In addition, the Company actively and timely monitors and assesses any changing government policies and other required or necessary responses to COVID-19.

The current macroeconomic environment is characterized by record-high inflation, supply chain challenges, labor shortages, high interest rates, volatility in global capital markets, and growing recession risk. Such macroeconomic conditions have and could continue to adversely impact our business, for example, by reducing consumer demand for our products and leading to decreased sales. The Company could also experience other material impacts as a result of COVID-19 and other macroeconomic conditions, including, but not limited to, charges from potential adjustments of the carrying value of inventory, additional asset impairment charges, and deferred tax valuation allowances.

Acquisitions

Our most recent acquisition and disposition transactions are discussed below:

On September 8, 2021, the Company's subsidiary, PAC, completed the transaction to acquire certain assets of the home audio/video business of Onkyo Home Entertainment Corporation (“OHEC”) with its partner, Sharp Corporation (“Sharp”), through a newly formed joint venture, Onkyo Technology KK (“Onkyo”) via an asset purchase agreement. The acquired assets consisted of intangible assets. PAC owns 77.2% of the joint venture and has 85.1% voting interest and Sharp owns 22.8% of the joint venture and has 14.9% voting interest. The total transaction consideration was

$37,184, which included cash paid, assignment of notes and interest receivable, and the fair value of contingent consideration. The purpose of this acquisition was to expand the Company’s market share and product offerings within the premium audio industry. Details of the assets acquired are outlined in Note 2 "Business Acquisitions" of the Notes to the Consolidated Financial Statements.

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

Continue to maintain diversified, blue chip customer base. Voxx distributes products through a wide range of specialty and mass merchandise channels and has arrangements as a tier-1 and tier-2 auto OEM supplier. OEM products account for approximately 14% of total net sales.

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

Pursue strategic and complementary acquisitions. We continue to monitor economic and industry conditions in order to evaluate potential strategic and synergistic business acquisitions that are expected to allow us to leverage overhead, penetrate new markets, and expand our existing business distribution. Over the past several years, the Company has employed an M&A strategy to build its brand portfolio and enhance its product offerings in higher margin product categories, while at the same time exiting lower margin and commoditized product lines, resulting in improved bottom-line performance. The Company is focused on continuing to grow organically but may pursue opportunistic acquisitions to augment our Automotive Electronic (primarily with OEM accounts), Consumer Electronic, and Biometric segments.

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

Rapidly integrate acquired businesses. One of the more compelling factors as to why acquired businesses choose VOXX International Corporation is that we are perceived as both a financial and strategic partner. We are operators, and companies view their association with us as a positive for the future of their businesses in that we can provide resources and support that others in our sector, or in the Private Equity community, cannot. Our strategy upon acquisition, and in the years that follow, is to leverage our corporate strengths and integrate acquisitions into our operations. We provide accounting, MIS, warehouse, and logistics support, as well as a host of value-added services that enable acquired companies to lower their cost basis and improve profitability. In recent years, we have consolidated facilities in our German operations and in Indiana, where we brought our RCA® and PAC operating groups together. We have also fully integrated our Rosen, VSM, and DEI acquisitions into our Florida operations.

Improve bottom-line performance and generate sustainable shareholder returns. The Company has instituted an aggressive strategy in recent years to shift its product mix to higher-margin product categories, while controlling costs and strategically investing in its infrastructure. Additionally, in recent years, the Company has focused on SKU rationalization to discontinue certain product lines and streamline the Company’s consumer electronic product lines to focus on offerings with longer life cycles, more sustainable gross margins, and better growth potential. The Company remains focused on growing its business organically, continuing to enhance its gross profit margins and leveraging its fixed overhead structure to generate sustainable returns for its stockholders.

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
▪
satellite radios, including plug and play models and direct connect models;
▪
smart phone telematics applications;
▪
mobile interface modules;
▪
automotive power accessories;
▪
rear observation and collision avoidance systems;
▪
driver distraction products;
▪
power lift gates;
▪
turn signal switches;
▪
automotive lighting products;
▪
automotive sensing and camera systems;
▪
USB ports;
▪
cruise control systems; and
▪
heated seats.

Consumer Electronic products include:

▪
premium loudspeakers;
▪
architectural speakers;
▪
commercial and cinema speakers;
▪
outdoor speakers;
▪
wireless and Bluetooth speakers;
▪
A/V receivers;
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
karaoke products;
▪
infant/nursery products;
▪
home electronic accessories such as cabling, power cords, and other connectivity products;
▪
performance enhancing electronics;
▪
T.V. universal remote controls;
▪
flat panel TV mounting systems,
▪
power supply systems and charging products;
▪
solar powered balcony systems;
▪
electronic equipment cleaning products;
▪
hearing aids and personal sound amplifiers;
▪
set-top boxes; and
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

Within the industry our Biometrics segment operates in, technology is developing rapidly. The COVID-19 pandemic has caused a greater interest for safe and touchless biometric systems. Widely used face readers are now being rendered ineffective by the use of facemasks and other protective facial gear, and fingerprint and palm reader secure access devices are now often seen as potentially infectious surfaces. Iris biometric algorithms read the unique texture in the colored part of the eye, creating a unique identification for access, similar to that of a fingerprint or the geometric pattern of a face. This iris-based key, however, has the benefit of not only being touchless, but is also not hindered by the obstacles encountered by face recognition devices, such as facemasks or other devices that hide facial features. Iris biometrics can operate successfully without touching or mask removal, even through protective gear such as hazmat suits, if a person’s eyes are visible.

Net sales by segment, gross profit, and total assets are as follows (Refer to Item 7 and Note 13 to the Notes to the Consolidated Financial Statements for additional information):

	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Automotive Electronics	$174,811	$200,594	$163,903
Consumer Electronics	357,758	433,925	398,263
Biometrics	1,046	882	836
Corporate/Eliminations	399	519	603
Total net sales	$534,014	$635,920	$563,605

Gross profit	$134,299	$169,478	$158,547
Gross margin percentage	25.1%	26.7%	28.1%

Total assets	$519,451	$586,664	$550,818

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

License and royalty programs offered to our manufacturers, customers and other electronic suppliers are structured using a fixed amount per unit or a percentage of net sales, depending on the terms of the agreement. Current license and royalty agreements have duration periods which range from 1 to 20 years or continue in perpetuity. Certain agreements may be renewed at termination of the agreement. The Company's license and royalty income is recorded upon sale and amounted to $1,340, $1,716, and $1,285 for the years ended February 28, 2023, February 28, 2022, and February 28, 2021, respectively.

Distribution and Marketing

We sell our products to:

•
automotive and vehicle manufacturers,
•
OEM Tier 1, Tier 2, and secondary OEM manufacturers,
•
mass merchants,
•
regional chain stores,
•
distributors,
•
e-commerce platforms,
•
premium department stores,
•
lifestyle retailers,
•
specialty and internet retailers,
•
retail solutions manufacturers,
•
power retailers,
•
independent 12-volt retailers,
•
new car dealers,
•
healthcare equipment manufacturers,
•
system integrators,
•
communication network providers,
•
smart grid manufacturers,
•
banks,
•
the U.S. military,
•
cinema operators,
•
sporting goods equipment retailers,
•
cell phone carriers, and
•
direct response TV.

Our business is diversified within our segments across end-markets, customers, and products. We sell our automotive electronic products to both OEM and aftermarket customers. We sell our products under OEM arrangements with domestic and/or international subsidiaries of automobile manufacturers such as Ford, Stellantis, General Motors, Toyota, Kia, Mazda, Subaru, Nissan, Mack Truck, Polaris, Bendix Commercial, Daimler Trucks North America, Textron Finance Shared Service, Wesco Distribution, ZF North America Autocar, Dieter’s Metal Fabricating, Grote Industries, International Truck (PDC), P.A.I. Products and Ryco Motorsport. These arrangements require a close partnership with the customer as we develop products to meet specific requirements. OEM products accounted for approximately 14% of net sales for the year ended February 28, 2023, 10% for the year ended February 28, 2022, and 8% for the year ended February 28, 2021. Our consumer electronic and biometric products are sold through both retail and commercial channels.

Our five largest customers represented 17% of net sales for the year ended February 28, 2023, 21% for the year ended February 28, 2022, and 30% for the year ended February 28, 2021. No one customer accounted for more than 10% of the Company's net sales for the years ended February 28, 2023, or February 28, 2022. One customer in the Company’s Consumer Electronics segment accounted for 12% of the Company’s consolidated net sales during the year ended February 28, 2021. Geographically, approximately 78.9% of our revenues were derived from our domestic operations within the United States, while approximately 14.9% was derived from our operations in Europe, and less than 6.2% was derived from other regions.

We have flexible shipping policies designed to meet customer needs. In the absence of specific customer instructions, we generally ship products within 24 to 48 hours from the receipt of an order from public warehouses, as well as owned and leased facilities throughout the United States, Canada, Mexico, Australia, China, Malaysia, Hong Kong, the Netherlands, Belgium, and Germany. The Company also employs a direct ship model from our suppliers for select customers upon their request.

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

Competition

The electronics industry is highly competitive across all product categories, and we compete with a number of well-established companies that manufacture and sell similar products. Brand name, design, advancement of technology and features, as well as price, are the major competitive factors within the electronics industry. Our Automotive Electronic products compete against factory-supplied products, including those provided by, among others, General Motors, Ford, and Stallantis and large Tier 1's, such as Denso, Panasonic, LG, Continental, Lear, Bosch, Magna, and Forvia (Fauricia). Our Consumer Electronic products compete against major companies such as Polk, Definitive, Bose, Sonos, Sonance, Bowers and Wilkins, Sony, Phillips, Emerson Radio, GE, Belkin, and Private Label Brands. Competitors for our Biometrics products include companies such as IRIS ID, 3M, Suprema, Iritech, Inc., IrisGuard, Crossmatch, NEC, Gemalto, Vision-Box, IDEMIA, BioID, GoVerifyID, BioConnect, and Princeton Identity.

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

Human Capital

VOXX International Corporation believes the Company’s greatest asset is its employees. The Company’s emphasis on the health and safety of its employees is a key factor in maintaining its experienced workforce and attracting new talent. As of February 28, 2023, the Company employed 1,055 people, of which 577 were U.S. based and 478 were internationally based. 38 of our U.S. based employees were covered under collective bargaining agreements. We consider our relations with employees to be good as of February 28, 2023.

The Company’s U.S. based full-time employees are all eligible to participate in the Company’s health and welfare plans, including health, vision, dental, life, short-term disability insurance plans, long-term disability insurance plans, flexible spending plans and/or health saving plans, pet insurance, critical care plans and identity theft protection plans. Many of these plans are fully paid for by the Company, while others are cost shared between the Company and the employees or are employee-paid at a discounted rate. To encourage our employees to save for the future and their retirement, the Company offers employees a 401(k) retirement plan which has options for traditional pre-tax deferrals, as well as Roth options. The 401(k) plan also includes a discretional Company match which encourages employees to participate and enhances the Company’s commitment to its employees and their families. Internationally based employees also receive health, welfare, and retirement plans that are statutory-based, and in some instances, employees may choose to participate in plans that supplement the statutory benefits and are funded by the employee. To further encourage employees to prioritize their health, the Company sponsors events and benefits, such as on-site flu vaccinations, health fairs, mobile preventative screenings, on-site fitness centers at certain Company locations, gym membership reimbursements, weight loss programs, and periodic health and fitness competitions, which are often aligned with fundraising campaigns. The Company encourages all employees to give back to their communities and make a social impact through activities such as hosting on-site blood donation drives, donation drives for causes including cancer and autism, local holiday toy and giving drives, as well as food drives. The Company also participates in matching gift programs for certain charities. Additionally, we provide service awards to employees, which show appreciation and recognition to longstanding employees for certain service milestones.

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes providing our office, support, and non-production staff the ability to work remotely from their homes. For our production staff, or for office and support staff who were unable to work remotely, we implemented several safety measures, including daily temperature checks, mandatory health questionnaire completion, social distancing, plexiglass partitions between workstations, staggered lunch and break times, hand sanitizing stations throughout all buildings, mask/face coverings, and replaced air filters in all buildings to be complaint with COVID-19 standards. As of February 28, 2023, several of these safety measures have been scaled back or eliminated but may be reinstated at any time as deemed necessary.

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

Economic, Strategic and Market Risks

Major public health emergencies, including pandemic, epidemic, or outbreak of any other infectious disease, such as the spread of COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.

The COVID-19 pandemic has had, and another pandemic in the future could have, repercussions across many sectors and areas of the global economy and financial markets, leading to significant adverse impacts on financial activity and volatility in financial markets.

The global spread of COVID-19, which began during our 2020 fiscal year, created significant macroeconomic uncertainty, volatility, and disruption. In response, many governments implemented policies intended to stop or slow the further spread of the disease and its variants, such as lockdowns, shelter-in-place, or restricted movement guidelines, and these measures remained in place for an extended period of time. These policies resulted in lower consumer and commercial activity across many markets in many geographic areas. Although most of these measures have been lifted, they may be reinstated in the future in response to COVID-19 or future pandemics, endemics, or health emergencies.

The COVID-19 pandemic also adversely impacted the global supply chain, resulting in a global chip shortage, as well as other restrictions and limitations on related activities that caused significant disruption and delay. These disruptions and delays have strained both domestic and international supply chains, which have affected and could continue to adversely affect the flow or availability of certain products. As a result, the Company has experienced and could continue to experience disruptions and higher costs in supply chain, logistical operations, and manufacturing, as well as shortages of certain products in our distribution channels.

The spread of COVID-19 also caused us to modify our business practices (including limiting employee travel, and cancellation of physical participation in meetings and events), and we may take similar actions in the future as may be required by government authorities, or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the COVID-19 virus or other public health emergencies, or otherwise be satisfactory to government authorities.

The extent to which the COVID-19 outbreak or other public health emergencies in the future impacts our business, financial condition, results of operation or cash flows will depend on continuously evolving factors and future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the ultimate duration and scope of the pandemic; the severity of the virus, including the emergence of new variants, some of which may be more transmissible than the initial strain, the impact of vaccines, including their effectiveness against the virus and evolving strains; the actions taken by governments to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even as the initial COVID-19 outbreak has subsided, we have continued to experience materially adverse impacts to our business as a result of its global economic impact, including supply chain disruptions and uncertain economic conditions. One or more of our customers, distribution partners, service providers or suppliers may experience financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in their business due to lasting impacts from the pandemic, and as a result, our operating revenues may be impacted. The Company could also experience other material impacts, including, but not limited to, charges from potential adjustments to the carrying value of inventory, asset impairment charges, and deferred tax valuation charges.

Our businesses are highly competitive and face significant competition from Original Equipment Manufacturers (OEMs) and direct imports by our retail and commercial customers.

The markets for automotive electronics, consumer electronics, and biometric products are highly competitive across all product lines. We compete against many well-established companies, some of whom have substantially greater financial and engineering resources than we do. We compete directly with OEMs, including divisions of well-known automobile manufacturers, and in the auto security, mobile video, and accessories markets. We believe that OEMs have diversified and improved their product offerings and placed increased sales pressure on new car dealers with whom they have close business relationships to purchase OEM-supplied equipment and accessories. To the extent that OEMs succeed in their efforts, this success would have a material adverse effect on our sales of automotive entertainment and security products to new car dealers. In addition, we compete with major retailers and commercial distributors within the consumer electronic and biometric industries who may at any time choose to direct import products that we may currently supply.

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

Inflation and rising commodity prices could adversely affect our business.

Our financial performance could be adversely impacted by inflation, which is subject to market conditions. If the cost of goods changes as a result of inflation, we may be unable to adjust our prices accordingly, which could adversely impact our sales or earnings. During Fiscal 2022 and 2023, we experienced levels of inflation that are higher than we have experienced in recent years, resulting in part from various supply disruptions, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, monetary policy actions, and other disruptions caused by the COVID-19 pandemic and the uncertain economic environment. While we have attempted to mitigate this impact to date through our pricing strategies, we are unable to predict how long the current inflationary environment will continue or the impact of inflationary trends on consumer behavior and our sales and profitability in the future. Additionally, commodities can be subject to availability constraints and price volatility caused by weather, supply conditions, political instability, government regulations, tariffs, energy prices and general economic conditions and other unpredictable factors. Changes in commodity prices could also negatively impact our sales and earnings if our competitors react more aggressively.

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

Our business, and that of our suppliers in these countries and elsewhere, are subject to the impact of natural catastrophic events such as earthquakes, floods or power outages, political crises such as terrorism or war, and public health crises, such as disease outbreaks, epidemics, or pandemics in the U.S. and global economies. Recently, the spread of COVID-19 globally resulted in the disruption and shutdown of businesses. Our business relies on raw materials, components, and finished goods provided by our suppliers. If additional pandemic related restrictions cause delays along our supply chain, we will likely experience a slow-down in our business as a result.

The ongoing conflict between Russia and Ukraine has caused, and is expected to continue to cause, negative effects on geopolitical conditions and the global economy, including financial markets, inflation, and the global supply chain, which could have an adverse impact on our business, financial condition, and results of operations.

In February 2022, Russian military forces launched a full-scale military invasion of Ukraine that has resulted in an ongoing military conflict between the two countries. The length, impact, and outcome of the ongoing military conflict in Ukraine is highly unpredictable, and the conflict has caused, and is currently expected to continue to cause, global political, economic, and social instability; disruptions to the global economy, financial systems, international trade, the global supply chain, as well as to the transportation and energy sectors, among others.

Russia's recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and the subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, the European Union, the United Kingdom, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic. The situation is rapidly evolving as a result of the conflict in Ukraine, and additional sanctions may be implemented, as well as export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions, and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition, and results of operations.

Changes in U.S. or foreign government administrative policies, including changes to existing trade agreements, could have a material adverse effect on us.

There have been significant changes and proposed changes in recent years to U.S. trade policies, tariffs, and treaties affecting imports. For example, the United States has imposed supplemental tariffs of up to 25% on certain imports from China, as well as increased tariffs and import restrictions on products imported from various other countries. In response, China and other countries have imposed or proposed additional tariffs on certain exports from the United States. The United States is also investigating certain trade-related practices by Vietnam that could affect U.S. imports from that country, and renegotiated the multilateral trading relationship between the United States, Canada, and Mexico, resulting in the replacement of the North American Free Trade Agreement ("NAFTA") with a new U.S.-Mexico-Canada Agreement (“USMCA”) that became effective on July 1, 2020.

A significant portion of our products are manufactured in Pacific Rim countries. Accordingly, such U.S. policy changes have made it, and may continue to make it difficult or more expensive for us to obtain certain products manufactured outside the United States, which could affect our revenue and profitability. Further tariff increases could require us to increase our prices, which could decrease customer demand for our products. Retaliatory tariff and trade measures imposed by other countries could affect our ability to export products and therefore adversely affect our revenue. Any of these factors could depress economic activity and restrict our access to suppliers or customers and could have a material adverse effect on our business, financial condition, and results of operations.

A commercial market for biometrics technology is still developing. There can be no assurance our iris-based identity authentication technology will be successful or achieve market acceptance.

A component of our strategy to grow revenue includes expansion of our iris-based identity authentication solutions into commercial markets. To date, biometrics technology has received only limited acceptance in such markets. Although the recent appearance of biometric readers on popular consumer products, such as smartphones, has increased interest in biometrics as a means of authenticating and/or identifying individuals, commercial markets for biometrics technology are still developing and evolving. Biometrics-based solutions compete with more traditional security methods including keys, cards, personal identification numbers, fingerprints, facial recognition, and security personnel. Acceptance of biometrics as an alternative to such traditional methods depends upon a number of factors, including:

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

A considerable number of established companies have developed or are developing and marketing software and hardware for biometrics products and applications, including facial recognition, fingerprint biometrics, and other iris authentication competitors that currently compete with, or will compete directly with, our iris-based identity authentication solutions. We believe that additional competitors will enter the biometrics market and become significant long-term competitors, and that as a result, competition will increase. Companies competing with us may introduce solutions that are competitively priced, have increased performance or functionality or incorporate technological advances we have not yet developed or implemented.

We depend on a small number of key customers for a large percentage of our sales.

The electronics industry is characterized by a number of key customers. Specifically, 17% of our sales were to five customers in Fiscal 2023, 21% in Fiscal 2022, and 30% in Fiscal 2021. The loss of one or more of these customers could have a material adverse impact on our business.

The international marketing and distribution of our products subjects us to risks associated with international operations and conditions in the global economy, including exposure to foreign currency fluctuations.

As part of our business strategy, we intend to continue to increase our sales, including our international sales, although we cannot assure you that we will be able to do so. Approximately 21.1% of our net sales currently originate in markets outside the U.S. While geographic diversity helps to reduce the Company's exposure to risk in any one country or part of the world, it also means that we are subject to the full range of risks associated with international operations, including exposure to foreign currency fluctuations. These risks could have a significant impact on our ability to sell our products on a competitive basis in international markets and may have a material adverse effect on our results of operations, cash flows and financial condition.

Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including large sovereign debts and fiscal deficits of several countries in Europe and in emerging market jurisdictions, high levels of non-performing loans on the balance sheets of European banks, the effect of the United Kingdom exiting the European Union in 2020, the potential effect of any other European country leaving the Eurozone, market volatility and loss of investor confidence driven by political events, and the global spread of COVID-19. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt, and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, will be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition, and results of operations could be significantly and adversely affected.

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

We have a subsidiary in Venezuela, whose operations have been suspended due to the economic and political climate in that country. We hold fixed assets at this subsidiary and have incurred impairments related to our long-lived assets in Venezuela in the past. These assets had no net book value as of February 28, 2023, and February 28, 2022. The Company intends to continue to hold these assets with the hope of recovering value from them in the future; however, if conditions continue to deteriorate, we may be at risk of government confiscation of these assets.

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

We evaluate the recoverability of recorded goodwill and other intangible asset amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. We have experienced significant impairment charges in the current year, as well as in past years (see Note 1(k)). Additional future impairment may result from, among other things, deterioration in the performance of our business or product lines, adverse market conditions and changes in the competitive landscape, and a variety of other circumstances. The amount of any impairment is recorded as a charge to our statement of operations. We may never realize the full value of our goodwill and intangible assets, and any determination requiring the write-off of a significant portion of these assets may have an adverse effect on our financial condition and results of operations.

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

Strict data privacy laws regulating the collection, transmission, storage, disclosure, and use of personal information are evolving in the United States, the European Union, the UK, Canada, and other jurisdictions in which we operate. Privacy laws, including the General Data Protection Regulations in the European Union and the UK and the California Consumer Privacy Act ("CCPA"), create new individual privacy rights and impose increased obligations on companies handling personal data. The CCPA, which became effective on January 1, 2020, grants individuals the right to access, request deletion of, and opt out of the sale of personal information and creates a private right of action for the unauthorized access and exfiltration, theft, or disclosure of certain types of personal information, including the right to seek statutory damages, among other things. In 2020, the Court of Justice for the European Union invalidated mechanisms for transferring personal information out of the European Union, leading to a wave of potential new barriers for data sharing between the European Union and other countries, including the United States. These changes in the legal and regulatory environments in the areas of customer and employee privacy, data security, and cross-border data flows could have a material adverse effect on our business, primarily through (i) the impairment of our transaction processing activities, (ii) the limitation on the types of information that we may collect, process and retain, (iii) the resulting costs of complying with such legal and regulatory requirements, and (iv) the potential monetary penalties for noncompliance. In addition, the federal privacy and security regulations issued under HIPAA require our facilities to comply with extensive requirements on the use and disclosure of protected health information, and implement and maintain administrative, physical, and technical safeguards to protect the security of such information.

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

As of February 28, 2023, 38 of our full-time employees were covered by collective bargaining agreements. We cannot predict whether labor unions may be successful in organizing other portions of our workforce or what additional costs we could incur as a result.

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
•
our suppliers will be able to obtain the components necessary to produce high-quality, technologically advanced products for us;
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

Our computer systems are subject to penetration and our security and data protection measures may not prevent unauthorized access. Threats to our systems and our associated third parties’ systems can result from human error, fraud, or malice on the part of employees or third parties, as well as from accidental technological failure. Despite security measures, computer viruses, malware, and other “hacking” programs and devices may cause significant damage, delays or interruptions to our systems and operations, or to certain of the products we sell, resulting in damage to our reputation and brand names. Although the Company has business continuity plans in place, if these plans do not provide effective alternative processes on a timely basis, the Company may suffer interruptions in its ability to manage or conduct its operations, which may adversely affect its business. The Company may need to expend additional resources in the future to continue to protect against, or to address problems caused by, any business interruptions or security breaches. Any business interruptions or data security breaches (including cybersecurity breaches resulting in private data disclosure) could result in lawsuits or regulatory proceedings, damage our reputation, or adversely impact our results of operations, cash flows, and financial condition.

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

Remote working arrangements could significantly increase the Company’s digital and cybersecurity risks.

The COVID-19 pandemic initially caused us to modify our business practices, resulting in temporary closures and reduced operations in many of our locations, as well as the implementation of hybrid working arrangements. Although the pandemic has officially come to an end, the Company has chosen to keep hybrid working arrangements in place in certain of its locations. With this shift to remote working, and the use of virtual board and executive management meetings, cybersecurity risks are exponentially greater. Such hybrid work arrangements create an increased demand for information technology resources, and thus may increase the risk of phishing and other cybersecurity attacks as well as increase the risk of unauthorized dissemination of sensitive personal information or proprietary or confidential information about us or our customers, employees, or business partners. Despite our cybersecurity measures, we may be more susceptible to security breaches and other security incidents because we have less capability to implement, monitor, and enforce our information security and data protection policies. Techniques or software used to gain unauthorized access, and/or disable, degrade, or harm our systems may be difficult to detect for prolonged periods of time, and we may be unable to anticipate these techniques or put in place protective or preventive measures. The damage or disruption of our systems, or the theft or compromise of our technology, data, or intellectual property, may negatively impact our business, financial condition and results of operations, reputation, stock price and long-term value. Any such event may also expose us to costly remediation, litigation, and regulatory investigations or actions by state and federal authorities as well as non-US authorities, interference with the Company's operations, and damage to the Company's reputation, which could adversely affect the Company's business.

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

We provide financial support to one of our subsidiaries through an intercompany loan agreement. Based on the performance of this entity, this loan may become partially or entirely uncollectible, or we may need to secure additional financing for our own operations, and we cannot be sure that additional financing will be available.

We have an intercompany loan agreement with our majority owned subsidiary, EyeLock LLC, which is expected to continue to require additional funding beyond one year. In funding the loan to EyeLock LLC, we have less cash flow available to support our domestic operations and other activities. Should EyeLock LLC default on the loan and should the collateral be insufficient to satisfy the total outstanding balance owed to Voxx, we may not be able to recover 100% of the loan balance. In addition, if we are unable to generate sufficient cash flows in the future to support our operations and service our debt as a result of funding EyeLock LLC, we may be required to refinance all or a portion of our existing debt, as applicable, or to obtain additional financing. There can be no assurance that any refinancing will be possible or that any additional financing could be obtained on acceptable terms. The inability to service or refinance our existing debt or to obtain additional financing would have a material adverse effect on our financial position, liquidity, and results of operations. We had loans outstanding, including principal and interest of $80,978, from our majority owned subsidiary, EyeLock LLC, at February 28, 2023.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition, or results of operations.

Our cash and cash equivalents consist of demand deposits and highly liquid money market funds with original maturities of three months or less at the time of purchase. We maintain the cash and cash equivalents with major financial institutions. Some deposits with these banks exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits or similar limits in foreign jurisdictions. While we monitor daily the cash balances in the operating accounts and adjust the balances as appropriate, should events, including limited liquidity, defaults, non-performance, or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank ("SVB") had been closed by the California Department of Financial Protection and Innovation. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank, or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature Bank, or any other financial institution currently in receivership, if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

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

The market price of our common stock could fluctuate significantly in response to numerous factors and events, including:

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

Mr. Shalam beneficially owns approximately 56.0% of the combined voting power of both classes of common stock. This will allow him to elect the majority of our Board of Directors and, in general, determine the outcome of any other matter submitted to the stockholders for approval. Mr. Shalam's voting power may have the effect of delaying or preventing a change in control of the Company.

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

Item 2-Properties

Our Corporate headquarters is located at 2351 J. Lawson Blvd. in Orlando, Florida, which is owned by the Company, and also serves as a manufacturing facility for its automotive electronic business. In addition, as of February 28, 2023, the Company leased a total of 19 operating facilities or offices located in 5 states as well as China, Canada, Mexico, France, Germany, Australia, Japan, and Hong Kong. The leases have been classified as operating leases. Within the United States, the Company’s leased facilities are located in Georgia, New York, California, Ohio, and North Carolina. The Company also owns 9 of its operating facilities or offices (including its Corporate headquarters and automotive manufacturing facility in Florida), located in New York, Indiana, Michigan, and Arkansas in the United States, as well as in Germany and Venezuela. These facilities serve as offices, warehouses, manufacturing facilities and distribution centers. Additionally, we utilize public warehouse facilities located in Virginia, Nevada, Indiana, North Carolina, Arizona, Texas, China, the Netherlands, Belgium, Germany, Australia, and Malaysia.

Item 3-Legal Proceedings

The Company is currently, and has in the past, been a party to various routine legal proceedings incident to the ordinary course of business. If management determines, based on the underlying facts and circumstances of each matter, that it is probable a loss will result from a litigation contingency and the amount of the loss can be reasonably estimated, the estimated loss is accrued. The Company does not believe that any outstanding litigation will have a material adverse effect on the Company's financial statements, individually or in the aggregate.

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

In March 2007, the Company entered into a contract with Seaguard Electronics, LLC (“Seaguard”) relating to the Company’s purchase from Seaguard of a stolen vehicle recovery product and back-end services. In August 2018, Seaguard filed a demand for arbitration against the Company with the American Arbitration Association (“AAA”) alleging claims for breach of contract and patent infringement. Seaguard originally sought damages of approximately $10,000 and on the seventh day of an eight-day fact witness portion of the arbitration in June 2021, amended its damages demand to $40,000, which was affected by the service of Claimant’s notice dated July 14, 2021.

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

During the year ended February 28, 2022, the Company recorded a charge of $39,444 within Other (expense) income in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income. During the year ended February 28, 2023, the Company accrued charges of $3,944 representing interest due on the award when paid, if confirmed and not vacated by the U.S. District Court or an appellate court. At February 28, 2023, and February 28, 2022, the Company had a total accrued balance of $43,388 and $39,444, respectively, on the accompanying Consolidated Balance Sheets related to the interim arbitration award. No accrual or reserve was included in the Company’s issued financial statements prior to the year ended February 28, 2022, based on an assessment that an award of damages in the arbitration proceeding would not be material and that the amount as determined by the Arbitrator’s award was not probable. The Company made its accrual determination in accordance with reports and evaluations from its damages expert, as well as from the guidance and opinion letters received from the Company’s trial attorneys.

Item 4-Mine Safety Disclosure

Not applicable.

PART II

Item 5-Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

The Class A Common Stock of Voxx is traded on the Nasdaq Stock Market under the symbol "VOXX." The following table sets forth the low and high sale price of our Class A Common Stock, based on the last daily sale in each of the last eight fiscal quarters:

Year ended February 28, 2023	High	Low
First Quarter	$11.07	$6.16
Second Quarter	10.17	6.21
Third Quarter	11.10	6.28
Fourth Quarter	11.43	7.99

Year ended February 28, 2022	High	Low
First Quarter	$24.21	$13.72
Second Quarter	16.52	9.71
Third Quarter	13.08	10.02
Fourth Quarter	13.01	9.58

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

Holders

There are 620 holders of record of our Class A Common Stock and 4 holders of Class B Convertible Common Stock.

Issuer Purchases of Equity Securities

In April 2019, the Company was authorized by the Board of Directors to increase the number of Class A Common Shares available for repurchase in connection with its share repurchase program (the “Program”) to 3,000,000. During the years ended February 28, 2023, and February 28, 2022, the company purchased 508,439 and 113,000 shares of its Class A Common Stock, respectively, for an aggregate cost of $5,147 and $1,220, respectively. During the year ended February 28, 2021, the Company did not purchase any shares. As of February 28, 2023, the cumulative total of acquired shares (net of reissuances of 11,635) pursuant to the Program was 3,370,657, with a cumulative value of $30,285. The remaining authorized share repurchase balance is 1,797,437 at February 28, 2023.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
10/1/2022 - 10/31/22	58,308	$7.20	58,308	2,247,568
11/1/2022 - 11/30/22	219,653	10.68	219,653	2,027,915
12/1/2022 - 12/31/22	37,739	9.67	37,739	1,990,176
1/1/2023 - 1/31/23	106,598	10.10	106,598	1,883,578
2/1/2023 - 2/28/2023	86,141	10.73	86,141	1,797,437
Total acquired shares	508,439

Performance Graph

The following table compares the annual percentage change in our cumulative total stockholder return on our Class A common stock during the period commencing on February 28, 2018 and ending on February 28, 2023 with the cumulative total return of the Nasdaq Stock Market (U.S.) Index and our SIC Code Index, during such period.

Item 6-Reserved

Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

This section should be read in conjunction with the "Cautionary Statements" and "Risk Factors" in Item 1A of Part I, and Item 8 of Part II, "Consolidated Financial Statements and Supplementary Data."

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of the business, including our strategy to give the reader a summary of the goals of our business and the direction in which our business is moving. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the year ended February 28, 2023, compared to the years ended February 28, 2022 and February 28, 2021. Next, we present EBITDA and Adjusted EBITDA for the year ended February 28, 2023, compared to the years ended February 28, 2022 and February 28, 2021 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheet and cash flows and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

Business Overview and Strategy

VOXX International Corporation is a leading international distributor, manufacturer and value-added service provider in the automotive electronics, consumer electronics and biometrics industries. We conduct our business through nineteen wholly owned subsidiaries and two majority owned subsidiaries. Voxx has a broad portfolio of brand names used to market our products as well as private labels through a large domestic and international distribution network. We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements.

In recent years, we have focused our attention on acquiring synergistic businesses with the addition of several new subsidiaries. These subsidiaries have helped us to expand our core business and broaden our presence in the accessory and OEM markets. Our acquisition of a controlling interest in EyeLock Inc. and EyeLock Corporation allowed us to enter the growing and innovative biometrics market. The Company has also made strategic asset purchases in order to strengthen its product offerings and increase market share, such as the acquisition of certain assets and assumption of certain liabilities of Directed LLC and Directed Electronics Canada Inc. in Fiscal 2021 and Onkyo Home Entertainment Corporation in Fiscal 2022. Our intention is to continue to pursue business opportunities which will allow us to further expand our business model while leveraging overhead and exploring specialized niche markets in the electronics industry. Notwithstanding the above acquisitions, if the appropriate opportunity arises, the Company has been willing to explore the potential divestiture of a product line or business.

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

Impact of COVID-19 and Other World Events

We face various risks and uncertainties related to the ongoing global COVID-19 pandemic. During Fiscal 2021, government-enforced travel restrictions, quarantines, and business closures occurred in response to the pandemic negatively impacted our ability to sell certain of our products to customers around the world. During Fiscal 2023 and Fiscal 2022, periodic COVID-19 outbreaks around the world have led to global supply chain disruptions, including manufacturing, shipment, and transportation delays (due to lockdowns and other restrictive measures, such as China's Zero Covid Policy); port congestion; labor and container shortages; increased transportation costs; tight labor markets and inflationary pressures; and import and export restrictions, which resulted in delays in shipment of our products to our customers. As the Company currently expects that the COVID-19 pandemic may continue to impact its business from time to time going forward, the Company will continue to closely monitor the associated impacts and take appropriate actions in an effort to mitigate the pandemic’s negative effects on its operations and financial results. Furthermore, if significant portions of our workforce are unable to work effectively, including due to illness, quarantines, government actions, facility closures, remote working, or other restrictions in connection with the COVID-19 pandemic, our operations and financial results will likely be adversely impacted, and may include, among other things, non-cash write-downs and impairments; foreign currency fluctuations; potential adjustments to the carrying value of inventory; and the delayed collections of, or inability to collect, accounts receivable. The Company continues to focus on cash flow and anticipates having sufficient resources to operate during Fiscal 2024.

General economic and political conditions such as recessions; interest rates; fuel prices; inflation; foreign currency fluctuations; international tariffs; social, political, and economic risks; and acts of war or terrorism (including, for example, the ongoing military conflict between Ukraine and Russia and the economic sanctions related thereto), have added uncertainty in timing of customer purchases and supply chain constraints. During Fiscal 2023, supply chain challenges increased the Company's material and shipping costs, resulted in shipping delays, and impacted its gross margins. The Company has implemented price increases, as well as certain supply chain improvements in response to these factors and intends to continue to focus on driving further operational improvements during Fiscal 2024.

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

During Fiscal 2022 and 2021, changes to the global economic situation continued to occur as a consequence of the COVID-19 pandemic and related supply chain challenges, chip shortages, and freight issues have continued during Fiscal 2023. It is possible that this could cause changes to estimates in the future as a result of the financial circumstances of the markets in which the Company operates, the price of the Company’s publicly traded equity in comparison to the Company’s carrying value, and the health of the global economy. Such changes to estimates could potentially result in impacts that would be material to the Company’s consolidated financial statements, particularly with respect to the fair value of the Company’s reporting units in relation to potential goodwill impairment and the fair value of long-lived assets in relation to potential impairment.

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

We account for a contract or purchase order when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Revenue is recognized when control of the product passes to the customer, which is upon shipment, unless otherwise specified within the customer contract or on the purchase order as delivery and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue.

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

Business Combinations

We account for business combinations under the acquisition method of accounting. The purchase price of each business acquired is allocated to the tangible and intangible assets acquired and the liabilities assumed based on information regarding their respective fair values on the date of acquisition. Any excess of the purchase price over the fair value of the separately identifiable assets acquired and liabilities assumed is allocated to goodwill. Determining the fair value of assets acquired and liabilities assumed requires management's judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, and market multiples, among other items. We determine the fair values of intangible assets acquired generally in consultation with third-party valuation advisors. The valuation of assets acquired, and liabilities assumed requires a number of judgments and is subject to revision as additional information about the fair values becomes available. We recognize any adjustments to provisional amounts that are identified during the period not to exceed twelve months from the acquisition date (the "measurement period") in which the adjustments are determined. Acquisition costs are expensed as incurred. The results of operations of businesses acquired are included in the consolidated financial statements from their dates of acquisition.

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and current credit worthiness, as determined by a review of current credit information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within management's expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past. Our five largest customer balances comprise 20% of our accounts receivable balance as of February 28, 2023. A significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of accounts receivable and our results of operations.

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

Intangible Asset Impairments

As of February 28, 2023, intangible assets totaled $90,437. Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, the expected lives of indefinite-lived intangible assets may be shortened, or an impairment recorded based upon a change in the expected use of the asset or performance of the related asset group. At the present time, management intends to continue the development, marketing, and selling of products associated with its intangible assets, and there are no known restrictions on the continuation of their use.

Approximately 17.7% of our indefinite-lived trademarks ($9,872) are at risk of impairment as of February 28, 2023. When testing indefinite-lived assets for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform the quantitative impairment test; otherwise, no further analysis is required. Under the qualitative assessment, we consider various factors, including macroeconomic conditions, relevant industry and market trends, cost factors, overall financial performance, other entity-specific events, and events affecting the indefinite-lived asset that could indicate a potential change in its fair value. We also consider the specific future outlook for the indefinite-lived asset. We may also elect not to perform the qualitative assessment and instead, proceed directly to the quantitative impairment test. The Company uses an income approach, based on the relief from royalty method, to value indefinite-lived trademarks as part of its quantitative impairment test. This impairment test involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. The critical assumptions in the discounted cash flow model include revenues, long-term growth rates, royalty rates, and discount rates. Management exercises judgment in developing these assumptions. Certain of these assumptions are based upon industry projections, facts specific to the trademarks and consideration of our long-term view for the trademarks and the markets we operate in. If we were to experience sales declines, a significant change in operating margins which may impact estimated royalty rates, an increase in our discount rates, and/or a decrease in our projected long-term growth rates, there would be an increased risk of impairment of these indefinite-lived trademarks. In addition, we evaluate the remaining useful life of our non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate the useful life of our non-amortizing intangible assets are no longer indefinite, these assets will be tested for impairment. These intangible assets will then be amortized prospectively over their estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. Based upon the Company’s indefinite-lived intangible asset impairment assessment, one indefinite-lived intangible asset was impaired as of February 28, 2023, by $1,300 and we have determined the useful life of this indefinite-lived intangible asset was no longer indefinite (see Note (1(k)).

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

Voxx’s goodwill totaled $65,308 as of February 28, 2023. Goodwill is tested for impairment as of the last day of each fiscal year at the reporting unit level. When testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform the quantitative impairment test; otherwise, no further analysis is required. Under the qualitative assessment, we consider various qualitative factors, including macroeconomic conditions, relevant industry and market trends, cost factors, overall financial performance, other entity-specific events, and events affecting the reporting unit that could indicate a potential change in fair value of our reporting unit or the composition of its carrying values. We also consider the specific future outlook for the reporting unit. We also may elect not to perform the qualitative assessment and instead, proceed directly to the quantitative impairment test. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and estimation of the fair value of each reporting unit. Based on the Company's goodwill impairment assessment for Fiscal 2023, one reporting unit had an estimated fair value less than its carrying value and as a result, a non-cash goodwill impairment charge of $7,373 was recorded for the year ended February 28, 2023 (see Note 1(k)). No impairment charges were recorded related to goodwill during Fiscal 2022 or Fiscal 2021.

As of February 28, 2023, goodwill allocated to our Klipsch, Rosen, VSM, DEI, and Onkyo reporting units was 71.3% ($46,532), 1.3% ($880), 0.9% ($572), 2.4% ($1,600), and 24.1% ($15,724), respectively. The fair values of the Klipsch, DEI, and Onkyo reporting units are greater than their carrying values by approximately 26.1% ($10,271), 60.5% ($17,348), and 52.3% ($5,526), respectively, as of February 28, 2023. The quantitative assessment utilizes either an income approach, a market approach, or a combination of these approaches to determine the fair value of its reporting units. These approaches have a degree of uncertainty. The income approach employs a discounted cash flow model to value the reporting unit as part of its impairment test. This impairment test involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. The critical assumptions in the discounted cash flow model are revenues, operating margins, working capital and a discount rate (developed using a weighted average cost of capital analysis). Management exercises judgment in developing these assumptions. Certain of these assumptions are based upon industry projections, facts specific to the reporting unit, market participant assumptions and data, and consideration of our long-term view for the reporting unit and the markets we operate in. The market approach employs market multiples from guideline public companies operating in our industry. Estimates of fair value are derived by applying multiples based on revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) adjusted for size and performance metrics relative to peer companies. If the Klipsch reporting unit were to experience sales declines, sustained pricing pressures, unfavorable operating margins, lack of new product acceptance by consumers, changes in consumer trends and preferred shopping channels, less than anticipated results for the holiday season, a change in the peer group or performance of the peer companies, an increase to the discount rate, and/or a decrease in our projected long-term growth rates used in the discounted cash flow model, there would be an increased risk of goodwill impairment for the Klipsch reporting unit. If the Rosen, VSM, DEI, and Onkyo reporting units experienced an increase to the discount rate, sales declines, changes in consumer trends, or increases in cost factors, there would be an increased risk of goodwill impairment for the Rosen, VSM, DEI, and Onkyo reporting units.

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

Results of Operations

Included in Item 8 of this annual report on Form 10-K are the Consolidated Balance Sheets as of February 28, 2023, and February 28, 2022 and the Consolidated Statements of Operations and Comprehensive (Loss) Income, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for the years ended February 28, 2023, February 28, 2022, and February 28, 2021. In order to provide the reader meaningful comparisons, the following analysis provides comparisons of the audited year ended February 28, 2023 with the audited year ended February 28, 2022, and the audited year ended February 28, 2022 with the audited year ended February 28, 2021. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Year Ended February 28, 2023 Compared to the Years Ended February 28, 2022 and February 28, 2021

Continuing Operations

The tables presented in this section set forth, for the periods indicated, certain Statement of Operations data for the years ended February 28, 2023 ("Fiscal 2023"), February 28, 2022 ("Fiscal 2022") and February 28, 2021 ("Fiscal 2021").

Net Sales

	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Automotive Electronics	$174,811	$200,594	$163,903
Consumer Electronics	357,758	433,925	398,263
Biometrics	1,046	882	836
Corporate	399	519	603
Total net sales	$534,014	$635,920	$563,605

Fiscal 2023 compared to Fiscal 2022

Automotive Electronics sales, which include both OEM and aftermarket automotive electronics, represented 32.7% of the Company's net sales for the year ended February 28, 2023, compared to 31.5% in the prior year and decreased $25,783 for the year ended February 28, 2023, as compared to the prior year. The primary driver of the sales decrease was the decline in sales of aftermarket security products of approximately $29,700, which includes aftermarket remote starts and telematic products. A milder winter, coupled with a slowing of the economy, has contributed to the decline in sales of these products for the year ended February 28, 2023, as several customers purchased large stocks of inventory in the prior year and still have excess inventory on hand, thus delaying current year purchases. Also contributing to this decline is the limited availability of vehicles due to supply chain shortages. Sales of satellite radio products have also decreased approximately $3,800 for the year ended February 28, 2023, as a result of decreased foot traffic at customer retail outlets due the slowing economy, leaving excess inventory at retail customer sites. Additionally, sales of aftermarket rear seat entertainment products declined approximately $2,700 for the year ended February 28, 2023, primarily as a result of limited vehicle availability due to ongoing supply chain shortages, as well as due to recession concerns among buyers. Finally, sales of OEM safety products decreased approximately $1,400 for the year ended February 28, 2023, as a result of the phasing out of certain older products and the delayed start of a new OEM program. As an offset to these sales decreases, the Company's OEM rear seat entertainment sales experienced an increase of approximately $8,800 during the year ended February 28, 2023, as a result of the start of new rear seat entertainment programs with Stellantis and Ford in the second half of Fiscal 2022. These sales were also positively impacted by an increased availability of chips necessary for these products after shortages experienced in the prior year. Aftermarket accessory product sales also increased approximately $900 for the year ended February 28, 2023, due to continued positive sales of new soundbars for club cars that launched during the prior year. Additionally, the Company experienced an increase in OEM remote start and security products of approximately $900 primarily as a result of the launch of new remote start kits for one of its customer's new model vehicles.

Consumer Electronics sales represented 67.0% of net sales for the year ended February 28, 2023, as compared to 68.2% in the prior year and decreased $76,167 for the year ended February 28, 2023 as compared to the year ended February 28, 2022. This net decrease was a result of several factors. The Company experienced a net decrease in domestic sales of its premium home theater, wireless, and commercial speaker products totaling approximately $72,200 during the year ended February 28, 2023, due primarily to recessionary concerns among consumers resulting in decreased spending, as well as the selling through of certain older products in preparation for the launch of new product in Fiscal 2024. The Company has also continued to experience chip shortages and temporarily paused the sale of premium soundbars in order to update the firmware in these products, which negatively affected sales for the year. In Europe, sales of both premium and non-premium speaker products and accessories have decreased approximately $21,600 for the year ended February 28, 2023, as the war in the Ukraine has negatively affected sales in the surrounding areas. Our European sales have also been negatively affected by a slowing of the economy, as well as chip shortages and a temporary pause in the sale of premium soundbars in order to update firmware. This was offset by successful sales of new balcony solar power generators launched during the second half of the year, as well as an increase in sales of the Company's Onkyo and Pioneer products following the acquisition of certain assets of the Onkyo Home Entertainment business in the third quarter of Fiscal 2022. There was also a total decrease in domestic sales of accessory products of approximately $5,200 for the year ended February 28, 2023, impacting most major accessory product lines, including hook-up, nursery, clock, remotes, and reception products. This decline was a result of a slowing of the economy and a general decrease in consumer spending due to concerns of a pending recession. Finally, the Company experienced a decrease in sales of premium mobility products, including headphones and earbuds, of approximately $2,800 for the year ended February 28, 2023, due primarily to a pause in sales of certain products during the fiscal year in preparation of a product relaunch. The segment also moved from a fulfillment model to a direct to customer model for its online platform sales of these products during the year in order to improve pricing, which resulted in a decrease in sales as a result of this transition. As an offset to these declines, the Company experienced an increase in domestic sales of Onkyo and Pioneer related products of approximately $25,100 for the year ended February 28, 2023. The Company's 11 Trading Company subsidiary began selling these products through a distribution agreement during Fiscal 2021 and during the third quarter of Fiscal 2022, the Company completed an acquisition of certain assets of the Onkyo Home Entertainment business with its joint venture partner, resulting in the establishment of the Company’s Onkyo subsidiary. Sales of Onkyo and Pioneer products have increased since the acquisition, as there has been higher factory production of these products to meet customer demand and the products have begun to be sold through other of the Company's Consumer Electronic subsidiaries in addition to 11 Trading Company. Prior to the acquisition, the Onkyo Home Entertainment parent company was unable to meet customer demand due to financial difficulty. Sales of premium audio products at the Company's PAC Australia subsidiary have also increased approximately $3,600 during the year ended February 28, 2023, as this entity sells Onkyo and Pioneer products and has benefited from the Company's increased factory production since the September 2021 acquisition. The subsidiary also began selling Klipsch product during Fiscal 2022 and has had a full year of these sales for the year ended February 28, 2023, in comparison to the prior year.

Biometrics represented 0.2% of our net sales for the year ended February 28, 2023 as compared to 0.1% in the prior year and sales increased in the segment by $164 for the year ended February 28, 2023 as compared to the year ended February 28, 2022. This increase was driven by sales of product to several new customers during Fiscal 2023.

Fiscal 2022 compared to Fiscal 2021

Automotive Electronics sales, which include both OEM and aftermarket automotive electronics, represented 31.5% of the net sales for the year ended February 28, 2022, compared to 29.1% in the prior year and increased $36,691 for the year ended February 28, 2022, as compared to the prior year. The primary driver of the sales increase in this segment was sales of aftermarket security products related to the Company’s DEI subsidiary, established in connection with the Company’s acquisition in July 2020. These sales increased approximately $18,600 for the year ended February 28, 2022, to a total of approximately $66,700, as a result of twelve full months of sales included for Fiscal 2022 as compared to five months during the comparable Fiscal 2021 year. The Company’s OEM rear seat entertainment sales experienced a net increase of approximately $13,300 during the year ended February 28, 2022, primarily as a result of the start of new rear seat entertainment programs with Stellantis, Ford, and Nissan that were not present in the prior year. This was offset by a decline in sales for one of the Company’s rear-seat entertainment programs that ended during Fiscal 2022, as well as delays resulting from the global chip shortage. Sales of OEM automotive safety electronics also increased approximately $4,900 for the year ended February 28, 2022, as a result of rebounding sales following the COVID-19 shut-downs of automotive manufacturers. In addition, the Company’s aftermarket security products, which include aftermarket remote starts, and aftermarket rear seat entertainment products increased by approximately $1,300 and $1,100, respectively, for the year ended February 28, 2022, due to rebounding sales following the prior year COVID-19 shut-downs, as well as due to current year component shortages that caused some customers to purchase product earlier in order to avoid future stock outages. Finally, sales of aftermarket accessory products increased approximately $1,100 for the year ended February 28, 2022, due to the successful launch of new soundbars for club cars during the second quarter of the fiscal year. As an offset to these increases, the Company experienced a decrease in sales of satellite radio products during the year ended February 28, 2022 of approximately $2,200, as a result of inventory shortages, which have negatively affected the Company’s ability to fulfill orders. Sales of OEM security products also declined approximately $2,000 as a result of chip shortages and the end of one if the Company’s customer remote start programs. Finally, the Company experienced a decline in sales of aftermarket safety products of approximately $1,100 due primarily to low inventories of vehicles in which these products are generally installed.

Consumer Electronics sales represented 68.2% of net sales for the year ended February 28, 2022, as compared to 70.7% in the prior year and increased $35,662 for the year ended February 28, 2022 as compared to the year ended February 28, 2021. The Company’s 11TC subsidiary contributed to an increase in sales of approximately $45,700 for the year ended February 28, 2022, to a total of approximately $59,400. 11TC began selling Onkyo and Pioneer products through distribution agreements during the third quarter of Fiscal 2021 and during the third quarter of Fiscal 2022, the Company completed an acquisition of certain assets of the Onkyo Home Entertainment business with its joint venture partner, resulting in the establishment of the Company’s Onkyo subsidiary. Sales of Onkyo and Pioneer products under the distribution agreements were only present for three months during the prior year period. Within Europe, the Company experienced net increases in its premium audio product and accessories sales of approximately $3,800 as a result of improved online sales, improved export business sales, and better product mix, as well as due to the partial lifting of COVID-19 restrictions during the year ended February 28, 2022, although some restrictions were still noted to be in place during Fiscal 2022. This was offset by sales declines resulting from the absence of trade shows and the loss of certain customer connections due to remaining COVID-19 restrictions that have prevented in-person sales and meetings. The Company also experienced improvements of approximately $1,700 related to wireless accessory speakers during the year ended February 28, 2022, due to the rebound in sales following nationwide COVID-19 brick and mortar business closures and delayed customer orders during the year ended February 28, 2021. Offsetting these increases, the Company experienced declining sales of accessory products, which include hook-up and reception products, totaling approximately $9,600 during the year ended February 28, 2022, as several of these products saw an increase during the comparable prior year period due to the significant number of people working from home during the COVID-19 pandemic. During Fiscal 2022, sales of these products have returned to pre-COVID levels. Additionally, sales of premium wireless speaker products decreased approximately $4,900 during the year ended February 28, 2022 primarily as a result of chip shortages that have caused product backorders, vendor delays, and shipping container and vessel shortages, as well as due to large load in sales of speaker products at warehouse club channels during the year ended February 28, 2021 that did not repeat in the current year. Finally, sales of premium mobility products decreased approximately $2,100 due to many discounted, end of life products sold during Fiscal 2022 in comparison to the prior year when these products were newer to the market and selling at higher prices. New lines of mobility products have been delayed as a result of product, vendor, and shipping delays.

Biometrics represented 0.1% of our net sales for both of the years ended February 28, 2022, and February 28, 2021 and sales increased in the segment by $46 for the year ended February 28, 2022 as compared to the prior year. Sales for the year ended February 28, 2022 have increased due to product mix, including sales of the NIXT product, which the Company began selling during the second half of Fiscal 2021. The NIXT product can be optionally fitted with iTEMP, a product that can take an individual’s temperature before allowing iris access. During Fiscal 2022, the Company has also begun selling NIXT, iTemp, and NEXT products under the distribution agreement signed with GalvanEyes LLC in April 2021.

Gross Profit and Gross Margin Percentage

	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Automotive Electronics	$42,399	$47,296	$39,296
	24.3%	23.6%	24.0%
Consumer Electronics	91,151	121,511	118,866
	25.5%	28.0%	29.8%
Biometrics	358	185	(191)
	34.2%	21.0%	-22.8%
Corporate	391	486	576
	$134,299	$169,478	$158,547
	25.1%	26.7%	28.1%

Fiscal 2023 compared to Fiscal 2022

Gross margin percentages for the Company have decreased 160 basis points for the year ended February 28, 2023, as compared to the year ended February 28, 2022.

Gross margins in the Automotive Electronics segment increased 70 basis points for the year ended February 28, 2023. Several factors have contributed both positively and negatively to gross margins during the year ended February 28, 2023, including the increased cost of materials and shipping, as well as increases in tariffs included in cost of goods sold for such items as OEM rear seat entertainment and OEM automotive safety products, which the Company has been actively working to mitigate through a combination of sales price adjustments and other sourcing strategies, as such supply chain issues are expected to continue into Fiscal 2024. These mitigating actions have helped to stabilize margins for certain product lines within the segment during the year ended February 28, 2023 or have helped to reduce the negative impact of these supply chain issues, and the Company has seen a positive impact for the year. In addition to these mitigating strategies related to rising supply chain costs, the decrease in sales of satellite radio products for the year ended February 28, 2023, which typically generate lower margins for the Company, contributed positively to margins overall. The increase in sales of soundbars for club cars during the year ended February 28, 2023 have also contributed positively to margins for the year. Offsetting these positive margin impacts, certain new OEM rear seat entertainment products that began selling during the second half of Fiscal 2022, and that have positively contributed to sales during the year ended February 28, 2023, have generated lower margins than are normally achieved in this segment, and sales of aftermarket security products, which have higher profit margins than those typically achieved by the segment, have experienced sales declines during the year ended February 28, 2023. Both of these factors have contributed negatively to the segment's margins for the year ended February 28, 2023.

Gross margins in the Consumer Electronics segment decreased 250 basis points for the year ended February 28, 2023, compared to the prior year. Significant increases to container costs, increased cost of materials due to chip shortages, and surcharges affecting cost of sales for many of the products within the segment have caused declines in margins for the year ended February 28, 2023, which the Company has actively worked to mitigate through pricing adjustments and other sourcing strategies, and has effectively helped to stabilize margins for some products, or has helped to reduce the negative impact of these issues for others. These supply chain issues are expected to continue into Fiscal 2024. In addition, the Company saw declines in sales of certain premium home theater, wireless, and commercial speaker products, both domestically and in Europe, during the year ended February 28, 2023, due to a slowing of the economy, chip shortages, firmware issues, and the war in the Ukraine. As these products have typically generated higher margins for the segment, the decrease in sales negatively impacted margins for the year. Margins were also negatively impacted by decreases in sales of premium mobility products due to temporarily paused sales and the move to a direct to customer model for the year ended February 28, 2023. Finally, an increase in sales of lower margin discount channel customers in Europe during the year ended February 28, 2023, have contributed negatively to the overall segment margins for the period. Offsetting these negative margin impacts, sales of Onkyo and Pioneer related products, both domestically and internationally, positively impacted margins for the year ended February 28, 2023, as there have been higher sales and higher factory production of these products since the acquisition of certain assets of the Onkyo Home Entertainment business in September 2021 compared to sales under the Company's distribution agreement with Onkyo Home Entertainment Corp. prior to the acquisition. The Company also has more control over pricing and costing of the products since the acquisition, which has further improved these margins. Additionally, the decrease in sales of lower margin accessory products, including remotes, clocks, and reception and power products, have had a positive impact on the overall segment margins for the periods.

Gross margins in the Biometrics segment improved for the year ended February 28, 2023, compared to the prior year. The increase in margins for the year ended February 28, 2023, was a result of tooling costs and defective expenses incurred during the year ended February 28, 2022 that did not repeat in the current year, as well as due to the increase in sales for the year ended February 28, 2023.

Fiscal 2022 compared to Fiscal 2021

Gross margins in the Automotive Electronics segment decreased 40 basis points for the year ended February 28, 2022. The increased cost of materials and shipping, as well as increases in tariffs included in cost of goods sold, have negatively affected margins during the year ended February 28, 2022 for such items as OEM rear seat entertainment, OEM and aftermarket automotive safety products, and aftermarket accessory products, which the Company has been actively working to mitigate through a combination of sales price adjustments and other sourcing strategies, as such supply chain issues are expected to continue into Fiscal 2023. Additionally, certain new OEM rear seat entertainment products that began selling during the year ended February 28, 2022, and that have positively contributed to sales during the year, have generated lower margins than are normally achieved in this segment. Offsetting these negative margin impacts, sales of aftermarket security products related to the Company’s DEI subsidiary, whose products have higher profit margins than those typically achieved by the segment, have contributed positively to margins during the year ended February 28, 2022. Sales from DEI were present in the prior year period for only five months, as it was established in July 2020, and therefore these sales increased significantly for the year ended February 28, 2022, as compared the prior year. The decrease in sales of satellite radio products for the year ended February 28, 2022, which typically generate lower margins for the Company, also contributed positively to margins overall.

Gross margins in the Consumer Electronics segment decreased 180 basis points for the year ended February 28, 2022, compared to the prior year. The primary driver of the decline during the year ended February 28, 2022, has been significant increases to container costs and surcharges affecting cost of sales for many of the products within the segment, which the Company is actively working to mitigate through pricing adjustments and other sourcing strategies, as such supply chain issues are expected to continue into Fiscal 2023. Offsetting these negative margin impacts, sales from the Company’s 11 Trading Company subsidiary positively impacted margins for the year, as these sales were present for only three months of the prior year comparable period and have therefore increased significantly for the year ended February 28, 2022. In addition, the Company saw declines in sales of certain of its premium speaker products sold through warehouse club channels during the year ended February 29, 2022. As these products have been sold at lower margins than those typically associated with the Company’s premium audio products, the decline in sales have contributed positively to the segment’s margins for the year ended February 28, 2022.

Gross margins in the Biometrics segment improved for the year ended February 28, 2022, compared to the prior year. During the year ended February 28, 2021, the Company reduced pricing on many products, which helped generate sales in the prior year, but resulted in lower margins for the segment. Additionally, the Company incurred more tooling and effective repair costs during the year ended February 28, 2021, as compared to the current year, as well as incurred inventory obsolescence charges for certain products, which contributed negatively to margins in the prior year.

Operating Expenses

	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Operating Expenses:
Selling	$46,967	$50,507	$43,786
General and administrative	74,508	75,955	69,798
Engineering and technical support	31,464	31,540	20,897
Acquisition costs	(36)	3,552	287
Goodwill impairment charge	7,373	—	—
Intangible asset impairment charges	1,300	—	1,300
Total Operating Expenses	$161,576	$161,554	$136,068

Fiscal 2023 compared to Fiscal 2022

The Company's operating expenses were relatively flat for Fiscal 2023 as compared to Fiscal 2022, increasing slightly by $22, primarily as a result of impairment charges incurred during the year ended February 28, 2023.

For the year ended February 28, 2023, selling expenses decreased $3,540. The Company experienced a decrease in commission expense of approximately $3,400 for the year ended February 28, 2023, as a result of a decrease in the Company's sales as compared to the year ended February 28, 2022. Salaries and related payroll taxes and benefits for sales employees also decreased approximately $800 due to headcount reductions and bonus reductions company-wide, as well as salary reductions in Europe, as the Company's German subsidiaries began a shortened work week during the third quarter of Fiscal 2023 as a cost cutting measure. Additionally, the Company experienced a decrease in credit card fees of approximately $500 for the year ended February 28, 2023, as a result of the decrease in Company sales, and web expenses decreased approximately $300 as a result of the decrease in online sales and traffic, which resulted in lower platform fees. Offsetting these decreases in selling expenses, the Company incurred higher trade show expenses of approximately $900 for the year ended February 28, 2023, as the Company returned to in person attendance at several trade shows throughout the year that it had attended either virtually or was absent from in the previous year due to the COVID-19 pandemic and related restrictions. Travel expenses for the year ended February 28, 2023 also increased approximately $500 due to the lifting of the Company’s COVID-19 related restrictions in Fiscal 2023, which has allowed salesmen to begin traveling to customer sites again, but has been offset by cost cutting measures implemented by the Company in the second half of the fiscal year.

General and administrative expenses decreased $1,447 during the year ended February 28, 2023, as compared to the prior year. The Company experienced a decrease in salary and related payroll and benefits expense of approximately $3,000 for the year ended February 28, 2023, due to a reduction in bonus accruals resulting from lower Company profitability as compared to the prior year period, as well as due to cost cutting measures. There was also a net decrease in legal and professional fees of approximately $500 for the year ended February 28, 2023, due to a decrease in certain fees incurred in the prior year related to the Company's distribution agreement with GalvanEyes LLC, offset by current year fees related to the Company's new Onkyo subsidiary established in September 2021. Additionally, there was a decrease in bad debt expense of approximately $400 as a result of greater reserve releases as compared to the prior year. As an offset to these decreases in general and administrative expense, the Company incurred approximately $900 of restructuring related expenses during the year ended February 28, 2023, due to the relocation of certain OEM production operations from Florida to Mexico, which began during the second quarter of Fiscal 2023, and consisted primarily of severance expense and moving costs. Depreciation and amortization expense also increased approximately $700 for the year ended February 28, 2023, due to the amortization of intangible assets of the Company’s new Onkyo subsidiary, which was only present during the second half of Fiscal 2022. Additionally, the Company experienced an increase in insurance expense of approximately $600 for the year ended February 28, 2023, related to an overall increase in insurance policy premiums as compared to the prior year, as well as due to the addition of the Company's Onkyo subsidiary. Finally, occupancy expenses increased approximately $400 for the year ended February 28, 2023 due to expenses related to the Company's Onkyo subsidiary, as well as the return to normal operations following COVID-19 restrictions.

Engineering and technical support expenses were relatively flat for the year ended February 28, 2023, as compared to the prior year, decreasing $76. The Company experienced a net decrease in research and development expense of approximately $2,700 for the year ended February 28, 2023. This was a result of headcount reductions in the Biometric segment that took place at the end of Fiscal 2022 that have resulted in lower research and development activity for that segment for the year, higher reimbursements of R&D expense as compared to the prior year, as well as lower development expense in the Automotive Electronics segment due to the timing of the completion of certain projects and the start of others. This was offset by the Company’s product development projects related to its new Onkyo subsidiary within its Consumer Electronics segment. Offsetting these increases, the Company experienced an increase in direct labor expense, which includes salary, benefits, and payroll taxes, of approximately $2,500 for the year ended February 28, 2023, primarily as a result of additional headcount created by the September 2021 acquisition resulting in the establishment of the Company’s Onkyo subsidiary.

Acquisition costs decreased $3,588 for the year ended February 28, 2023, as compared to the prior year. During both of the years ended February 28, 2023, and February 28, 2022, acquisition costs incurred were related to consulting and due diligence fees for the asset purchase agreement signed with Onkyo Home Entertainment Corporation and the joint venture created with Sharp Corporation to complete the transaction. This transaction was completed on September 8, 2021. During the year ended February 28, 2023, the Company also released accruals related to remaining acquisition costs for this transaction, resulting in a net credit of $36.

In connection with its annual impairment test performed as of the last day of the fourth quarter of Fiscal 2023, the Company determined that the goodwill of one of its reporting units, as well of one of its trademarks in the Automotive Electronics segment, was impaired. Both impairments were the result of reductions in projected volumes from OEM customers. As a result, impairment charges of $7,373 and $1,300 were recorded to Goodwill and Intangible assets, respectively, for the year ended February 28, 2023.

Fiscal 2022 compared to Fiscal 2021

The Company experienced an overall increase in operating expenses of $25,486 for Fiscal 2022 as compared to Fiscal 2021.

For the year ended February 28, 2022, selling expenses increased $6,721. This increase was primarily attributable to higher salary expenses during the year ended February 28, 2022, as compared to the prior year. Salary and related payroll expenses increased approximately $4,000 due primarily to the additional headcount created by the September 2021 and July 2020 acquisitions resulting in the establishment of the Company’s Onkyo and DEI subsidiaries, respectively, as well as new hires related to the 11 Trading Company and Australia PAC subsidiaries established in the second quarter of Fiscal 2021 and first quarter of Fiscal 2022, respectively. Salary expense also increased as a result of the absence of COVID-19 related furloughs that were present in the comparable prior year. Advertising expenses and web fees increased approximately $1,600 for the year ended February 28, 2022, due to increased advertising, promotions, and social media presence in response to higher online traffic and sales, the lifting of COVID-19 related cost cutting measures, as well as due to the increased price of web advertising compared to the prior year. Credit card fees increased approximately $700 during the year ended February 28, 2022, due primarily to sales generated by the Company’s new DEI subsidiary, as its telematic subscription sales are paid by customers through credit card transactions. Additionally, a larger number of customers have gradually begun using credit cards to pay for orders than in prior periods across the entire Company. The Company also saw an increase in commission expense of approximately $500, as a result of the increase in the Company’s sales for the year ended February 28, 2022, as compared to prior year. Finally, the Company experienced an increase in travel expenses for the year ended February 28, 2022 of approximately $500 due to the lifting of some of the Company’s COVID-19 related restrictions which have allowed salesmen to begin traveling to customer sites again. Offsetting these increases in selling expenses for the year ended February 28, 2022 was a decrease in trade show expenses of approximately $500, as some trade shows have continued to be either cancelled or held virtually due to the COVID-19 pandemic and only began to return to in person attendance during the second half of Fiscal 2022, where the Company had lower spending and smaller booths for the first year post-COVID.

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

Other (Expense)Income

	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Interest and bank charges	$(4,643)	$(2,532)	$(2,979)
Equity in income of equity investee	6,969	7,890	7,350
Interim arbitration award	(3,944)	(39,444)	—
Investment gain	—	—	42
Other, net	(2,055)	323	746
Total other (expense) income	$(3,673)	$(33,763)	$5,159

Fiscal 2023 compared to Fiscal 2022

Interest and bank charges represent interest expense and fees related to the Company's bank obligations, supply chain financing and factoring agreements, interest related to finance leases, and amortization of debt issuance costs. The Company borrowed funds from the Wells Fargo Credit Facility for operating purposes during the year ended February 28, 2023. This resulted in an increase in interest expense incurred as compared to the prior year in which the Company did not borrow funds from the Credit Facility. Additionally, the Company’s new Onkyo subsidiary entered into a shareholder loan payable to the Company’s joint venture partner, Sharp, during the third quarter of Fiscal 2022, for which interest expense was incurred during the entire year ended February 28, 2023. This shareholder loan was only outstanding during the second half of Fiscal 2022.

Equity in income of equity investee represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA"). The decrease in income for the year ended February 28, 2023, as compared to the year ended February 28, 2022 is due to a decrease in ASA's revenue, gross profit, and net income primarily resulting from supply shortages and an increase in supply chain and logistics costs impacting all industries.

During the year ended February 28, 2022, the Company recorded a charge of $39,444 related to an unfavorable interim arbitration settlement award relating to a breach of contract claim brought against the Company by Seaguard Electronics LLC for a contractual arrangement entered in 2007 for the purchase of products and back-end services. During the year ended February 28, 2023, the Company recorded additional charges totaling of $3,944, which represents interest due on the award when paid, if confirmed and not vacated by the U.S. District Court or appellate court.

Other, net includes net foreign currency gains or losses, interest income, rental income, and other miscellaneous income and expense. Other, net, for the year ended February 28, 2023 consists primarily of net foreign currency losses totaling $3,674 as compared to net foreign currency losses totaling $635 for the year ended February 28, 2023. These losses were driven by declines in the Japanese Yen, which impacted the remeasurement of the Company's Onkyo subsidiary intercompany loans and interest payable, which are not of a long-term investment nature. The total foreign currency loss attributable to these remeasurements for the year ended February 28, 2023 was $3,267.

Fiscal 2022 compared to Fiscal 2021

Interest and bank charges represent interest expense and fees related to the Company's bank obligations, supply chain financing and factoring agreements, interest related to finance leases, and amortization of debt issuance costs. During the first quarter of Fiscal 2021, the Company made a precautionary borrowing from the Credit Facility of $20,000 related to COVID-19 pandemic concerns. This balance was repaid during the third quarter of Fiscal 2021 and there has been no balance outstanding during the year ended February 28, 2022. This resulted in a decrease in interest expense related to the Credit Facility of $326 for the year ended February 28, 2022 as compared to the prior year. In addition, interest expense was lower during the year ended February 28, 2022, due to the amendment of the Company’s Credit Facility in April 2021, which resulted in a decrease in amortization of debt issuance costs of $298 for the year ended February 28, 2022 as compared to the prior year. As an offset to these decreases in interest expense, the Company’s new Onkyo subsidiary entered into a shareholder loan payable to the Company’s joint venture partner, Sharp, during the third quarter of Fiscal 2022, for which interest expense was incurred during the year ended February 28, 2022 that was not present in the prior year.

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

Income Tax Provision

In August 2022, the Inflation Reduction Act (“IRA”) and CHIPS and Science Act (“CHIPS Act”) were both enacted. This new legislation includes the implementation of a new corporate alternative minimum tax, an excise tax on stock buybacks, and tax incentives for energy and climate initiatives, among other provisions. The income tax provisions of the IRA or the CHIPS Act had limited applicability to the Company and did not have a material impact on the Company’s consolidated financial statements.

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

During Fiscal 2023, the Company recorded an income tax benefit of $39 related to federal, state, and foreign taxes. The Company's effective tax rate of 0.1% differs from the statutory rate of 21% primarily related to (i) changes in the valuation allowance (ii) permanent differences, including the non-controlling interest; (iii) research and development credits; and (iv) state and local taxes. As of February 28, 2023, the Company continued to maintain a valuation allowance against certain U.S. and foreign deferred tax assets as the Company could not conclude that such assets will be realized on a more-likely-than-not basis. Any reduction in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

During Fiscal 2022, the Company recorded an income tax provision of $1,626 related to federal, state, and foreign taxes. The Company's effective tax rate of (6.3)% differs from the statutory rate of 21% primarily related to (i) changes in the valuation allowance as the Company could not conclude that all of its US deferred tax assets were realizable on a more-likely-than-not basis; (ii) permanent differences, including the non-controlling interest and a global intangible low tax income (“GILTI”) inclusion; and (iii) state and local taxes.

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

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not financial measures recognized by GAAP. EBITDA represents net (loss) income, computed in accordance with GAAP, before interest expense and bank charges, taxes, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for stock-based compensation expense, foreign currency losses (gains), life insurance proceeds, non-recurring gains, acquisition costs, certain non-recurring legal and professional fees, settlements and awards, non-recurring severance expense, restructuring-related expenses, and impairment charges. Depreciation, amortization, stock-based compensation, foreign currency losses (gains), and impairment charges are non-cash items.

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

Reconciliation of GAAP Net (Loss) Income Attributable to VOXX International Corporation to EBITDA and Adjusted EBITDA

	Fiscal	Fiscal	Fiscal
	2023	2022	2021
Net (loss) income attributable to VOXX International Corporation	$(28,576)	$(22,333)	$26,767
Adjustments:
Interest expense and bank charges (1)	3,847	1,825	2,404
Depreciation and amortization (1)	12,451	12,053	10,907
Income tax (benefit) expense (1)	(21)	1,626	4,272
EBITDA	(12,299)	(6,829)	44,350
Adjustments:
Stock-based compensation	609	907	1,749
Foreign currency losses (1)	3,615	635	862
Life insurance proceeds	-	-	(420)
Investment gain	-	-	(42)
Acquisition costs	(36)	3,552	287
Non-routine legal fees	2,452	1,912	-
Interim arbitration award	3,944	39,444	-
Severance expense (2)	864	-	-
Gain on sale of tradename	(97)	-	-
Professional fees related to distribution agreement with GalvanEyes LLC	-	325	-
Restructuring-related expenses	870	-	-
Goodwill impairment charge	7,373	-	-
Intangible asset impairment charges	1,300	-	1,300
Adjusted EBITDA	$8,595	$39,946	$48,086

(1)
For purposes of calculating Adjusted EBITDA for the Company, interest expense and bank charges, depreciation and amortization, income tax expense (benefit), and foreign currency losses (gains) added back to Net (loss) income attributable to VOXX International Corporation have been adjusted in order to exclude the minority interest portion of these expenses attributable to EyeLock LLC and Onkyo, as applicable.
(2)
Includes severance expenses for employee terminations resulting from non-recurring events, such as the departure of Section 16(b) officers of the Company.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of February 28, 2023, we had working capital of $131,634 which includes cash and cash equivalents of $6,134 compared with working capital of $126,756 at February 28, 2022, which included cash and cash equivalents of $27,788. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations, when applicable, and the income on our investments to fund the current operations of the business. However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions, or to further pay down our debt. The following table summarizes our cash flow activity for all periods presented:

	Year Ended	Year Ended	Year Ended
	February 28, 2023	February 28, 2022	February 28, 2021
Cash (used in) provided by:
Operating activities	$(38,208)	$(2,960)	$36,611
Investing activities	(3,556)	(34,308)	(13,865)
Financing activities	16,409	5,285	(1,940)
Effect of exchange rate changes on cash	3,701	367	1,173
Net (decrease) increase in cash and cash equivalents	$(21,654)	$(31,616)	$21,979

Net cash used in/provided by operating activities:

Operating activities used cash of $38,208 for Fiscal 2023, due to the decreases in accounts payable, accrued expenses and other liabilities, and accrued sales incentives, as well as due to sales decreases and losses incurred by EyeLock LLC. This was offset primarily by the decrease in accounts receivable.

During Fiscal 2022, operating activities used cash of $2,960 due to the increase in inventory, as well as due to losses incurred by EyeLock LLC. This was offset primarily by the increase in accounts payable, accrued expenses and current liabilities (resulting from the interim arbitration award), and accrued sales incentives, as well as sales increases.

During Fiscal 2021, operating activities provided cash of $36,611, due to factors including sales increases, as well as increases in accounts payable, accrued expenses, and accrued sales incentives. This was offset by increases in inventory and accounts receivable, which were driven by the increases in sales during the fiscal year, as well as due to losses incurred by EyeLock LLC.

Net cash used in/provided by investing activities:

Investing activities used cash of $3,556 during Fiscal 2023, primarily due to capital additions made by the Company.

Investing activities used cash of $34,308 during Fiscal 2022, primarily due to the acquisition of certain assets of the home audio/video business of Onkyo Home Entertainment Corporation, as well as capital expenditures

Investing activities used cash of $13,865 during Fiscal 2021, primarily due to the acquisition of DEI in July 2020 (see Note 2), as well as capital additions made by the Company.

Net cash used in/provided by financing activities:

Financing activities provided cash of $16,409 during Fiscal 2023, due to borrowings from the Credit Facility. This was offset by repayments of borrowings from the Company's Credit Facility and Euro asset-based loan in Germany, the settlement of market stock unit awards and restricted stock units awards in cash, the purchase of treasury shares, and the payment of withholding taxes on the net issuance of a stock award, as well as repayments of finance leases and the Florida mortgage.

During Fiscal 2022, financing activities provided cash of $5,285, due to proceeds received from the issuance of shares and long-term debt to the non-controlling interest of the Company’s Onkyo joint venture, as well as borrowings under the Company’s Euro asset-based loan in Germany. This was offset by repayments of bank debt and finance leases, the purchase of treasury shares, the payment of withholding taxes on the net issuance of a stock award, and the payment of deferred finance fees related to the amendment of the Credit Facility in April 2021.

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

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $165,000. The Credit Facility also includes a $50,000 sublimit for letters of credit and a $15,000 sublimit for Swing Loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 7(b)). The availability under the revolving credit line of the Credit Facility was $84,033 as of February 28, 2023.

All amounts outstanding under the Credit Facility will mature and become due on April 19, 2026; however, it is subject to acceleration upon the occurrence of an Event of Default (as defined in the Credit Agreement). The Company may prepay any amounts outstanding at any time. The commitments under the Credit Facility may be irrevocably reduced at any time, without premium or penalty, as set forth in the Credit Facility.

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or SOFR Loans, except that Swing Loans may only be designated as Base Rate Loans. Loans under the Credit Facility designated as SOFR Loans shall bear interest at a rate equal to the then-applicable SOFR Rate plus a range of 1.75% - 2.25%. Loans under the Credit Facility designated as Base Rate Loans shall bear interest at a rate equal to the applicable margin for Base Rate Loans of 0.75% - 1.25%, as defined in the Credit Facility.

Provided that the Company is in a Compliance Period (the period commencing on that day in which Excess Availability is less than 15% of the Maximum Revolver Amount and ending on a day in which Excess Availability is equal to or greater than 15% for any consecutive 30-day period thereafter), the Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any Change of Control; (ix) make any Restricted Junior Payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an Affiliate of any Borrower or any of their Subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of February 28, 2023, the Company was not in a Compliance Period.

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

As noted elsewhere in this report, we expect the COVID-19 pandemic and other macroeconomic factors may continue to have an adverse effect on our business. We have proactively taken steps to increase available cash including, but not limited to, utilizing existing supply chain financing agreements and amending our Credit Facility in February 2023 and April 2021 in order to both extend the maturity date of the facility and increase our borrowing capacity.

Material Cash Requirements

The following table summarizes our future material cash requirements from contractual or other obligations at February 28, 2023:

	Amount of Commitment Expiration per Period
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Finance lease obligations (1)	$266	$203	$63	$—	$—
Operating lease obligations (1)	3,682	1,173	1,208	563	738
Total contractual cash obligations	$3,948	$1,376	$1,271	$563	$738

Other Commitments
Bank obligations (2)	$29,000	$—	$—	$29,000	$—
Stand-by letters of credit (3)	50	50	—	—	—
Other (4)	10,194	500	1,000	4,615	4,079
Unconditional purchase obligations (5)	97,606	97,606	—	—	—
Total other commitments	$136,850	$98,156	$1,000	$33,615	$4,079
Total Commitments	$140,798	$99,532	$2,271	$34,178	$4,817

(1)
Represents total principal payments due under finance and operating lease obligations. Total current balances (included in other current liabilities) due under finance and operating leases are $203 and $1,173, respectively, at February 28, 2023. Total long-term balances due under finance and operating leases are $63 and $2,509, respectively at February 28, 2023.
(2)
Represents amounts outstanding under the Company’s domestic Credit Facility and the VOXX Germany asset-based lending facilities at February 28, 2023.
(3)
We issue standby letters of credit to secure certain purchases and insurance requirements. These letters of credit are issued during the ordinary course of business through major domestic banks as requested by certain suppliers.
(4)
This amount represents the outstanding balance of the mortgage for our manufacturing facility in Florida and the shareholder loan payable to Sharp at February 28, 2023.
(5)
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

Impact of Inflation and Currency Fluctuation

While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced significant levels of inflation during the years ended February 28, 2023 and February 28, 2022, resulting in part from various supply chain disruptions, the global chip shortage, increased shipping and transportation costs, increased product costs, increased labor costs in the supply chain, and other disruptions caused by the COVID‐19 pandemic and the uncertain economic environment. The Company has been actively working to mitigate these factors through a combination of sales price adjustments, cost controls, more efficient logistics practices, and other sourcing strategies, as such issues are expected to continue into Fiscal 2024. Inflation may also affect the borrowing needs of consumers and of the Company's customers, thereby impacting the growth rate of the Company's assets, and may affect the general level of interest rates, which can have a direct bearing on the Company. Severe increases in inflation could affect the global and U.S. economies and could have an adverse impact on our business, financial condition, and results of operations. Inflation did not have a material impact on our operations for the year ended February 28, 2021. Discussion of the impact of foreign currency fluctuations is included in Item 7A.

In accordance with the guidelines in ASC 830, Venezuela is designated as a hyper-inflationary economy. A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3-year period. The hyper-inflationary designation requires our local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars. Net currency exchange gains (losses) were not material for the years ended February 28, 2023, February 28, 2022, and February 28, 2021. All currency exchange gains and losses are included in Other (Expense) Income on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company has certain U. S. dollar denominated assets and liabilities in its Venezuelan subsidiary, including our U.S. dollar denominated intercompany debt, which has been subject to currency fluctuations associated with the devaluation of the Sovereign Bolivar. The Company also has certain long-lived assets in Venezuela, which are held for investment purposes. These long-lived assets had no value as of February 28, 2023.

Seasonality

We typically experience seasonality in our operations. Our business is significantly impacted by the holiday season, as we generally sell a substantial amount of our products during September, October, and November due to increased promotional and advertising activities during the holiday season.

Related Party Transactions

On April 29, 2021, EyeLock LLC entered into a three-year exclusive distribution agreement (“the Agreement”) with GalvanEyes LLC, a Florida LLC, managed by Beat Kahli, the largest holder of Voxx’s Class A Common Shares. The Agreement was included in the Company’s Proxy Statement filed on June 17, 2021 and was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on July 29, 2021. See Note 3 of the Notes to the Consolidated Financial Statement of this Annual Report on Form 10-K.

On February 6, 2023, the Company appointed Beat Kahli President of VOXX International Corporation. Patrick Lavelle continues to serve as CEO of the Company. Mr. Kahli and Mr. Lavelle continue to serve as members of the Company's Board of Directors, with Mr. Kahli continuing to serve as Co-Vice Chairman of the Board.

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

Marketable Securities

Marketable securities at February 28, 2023, which are related to the Company's deferred compensation plan, are recorded at fair value of $1,053 and have exposure to price fluctuations. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $105 as of February 28, 2023. Actual results may differ.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investments of available cash balances in money market funds and investment grade corporate and U.S. government securities. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed. In connection with our Florida Mortgage, we have debt outstanding in the amount of $6,115 at February 28, 2023. Interest on the Florida Mortgage is charged at 70% of 1-month LIBOR plus 1.54%. We have an interest rate swap for the Florida Mortgage with a notional amount of $6,115 at February 28, 2023, which locks the interest rate at 3.48% (inclusive of credit spread) through the mortgage end date of March 2026.

Foreign Exchange Risk

Voxx conducts business in various non-U.S. countries including Germany, Canada, China, Hong Kong, Mexico, Denmark, the Netherlands, France, Australia, and Japan and thus is exposed to market risk for changes in foreign currency exchange rates. As a result, we have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the U.S., which can adversely impact our net income and cash flows. A hypothetical 10% adverse change in the foreign currency rates for our international operations would have resulted in a negative impact on sales and net loss of approximately $11,830 and $540, respectively, for the year ended February 28, 2023.

While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade, and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations, and U. S. dollar denominated purchases in its foreign subsidiaries. The Company enters forward contracts to hedge certain Euro-related transactions. The Company minimizes the risk of nonperformance on the forward contracts by transacting with major financial institutions. During Fiscal 2022, and 2021, the Company held forward contracts specifically designated for hedging (see Note 1(e) of the Notes to Consolidated Financial Statements). The Company did not enter into any new contracts in Fiscal 2023. As of February 28, 2022, unrealized gains of $233 were recorded in other comprehensive income associated with these contracts. There were no foreign currency hedge contracts outstanding at February 28, 2023, or February 28, 2022.

We are also subject to risk from changes in foreign currency exchange rates from the translation of financial statements of our foreign subsidiaries and for long-term intercompany loans with foreign subsidiaries. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive (loss) income. At February 28, 2023, we had translation exposure to various foreign currencies with the most significant being the Euro, Canadian Dollar, Japanese Yen, and Mexican Peso. A hypothetical 10% adverse change in the foreign currency exchange rates would result in a negative impact of $164 on Other comprehensive (loss) income for the year ended February 28, 2023.

Item 8-Consolidated Financial Statements and Supplementary Data

The information required by this item begins on the following page of this Annual Report on Form 10-K and is incorporated herein by reference.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of February 28, 2023, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were deemed to be effective and adequately designed.

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

Under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the Company’s internal control over financial reporting as of February 28, 2023 based on the framework set forth by the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 COSO Framework"). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of February 28, 2023, based on the criteria established in the 2013 COSO Framework.

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

The effectiveness of the Company’s internal control over financial reporting as of February 28, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm who also audited the Company’s Consolidated Financial Statements. Grant Thornton LLP’s report on the effectiveness of the Company’s internal control over financial reporting is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

VOXX International Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of VOXX International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of February 28, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 28, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 28, 2023, and our report dated May 15, 2023 expressed an unqualified opinion on those financial statements.

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

May 15, 2023

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the most recently completed fiscal fourth quarter ended February 28, 2023 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

Not Applicable

Item 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accountant Fees and Services) of Form 10-K, will be included in our Proxy Statement for the Annual Meeting of Stockholders, which will be filed on or before June 8, 2023, and such information is incorporated herein by reference.

PART IV

Item 15-Exhibits and Financial Statement Schedules

(1 and 2) Financial Statements and Financial Statement Schedules. See Index to Consolidated Financial Statements attached hereto.

(3)
Exhibits. A list of exhibits is included subsequent to Schedule II on page S-1.

VOXX INTERNATIONAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

VOXX International Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of VOXX International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of February 28, 2023 and 2022, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended February 28, 2023, and the related notes and financial statement schedule included under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 28, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 15, 2023 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of the RCA Accessories Indefinite-Lived Trademark

As described further in Note 1 to the financial statements, indefinite-lived intangible assets are tested for impairment at least annually in the fourth quarter. We identified the valuation of the RCA Accessories indefinite-lived trademark as a critical audit matter.

The principal consideration for our determination that the valuation of the RCA Accessories Indefinite-Lived Trademark is a critical audit matter is that the estimate of the fair value requires management to make significant estimates and judgments. Such estimates and judgments include forecasted sales, growth rates, terminal growth rates, forecasted operating margins, royalty rates and discount rates used to present value future cash flows. Changes in these assumptions could materially affect the determination of fair value resulting in an impairment charge.

Our audit procedures related to the valuation of the RCA Accessories Indefinite-Lived Trademark included the following, among others:

•
We tested the design and operating effectiveness of management’s controls over the Company’s forecasting process and management’s review of the data used in the valuation model.

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

Melville, New York

May 15, 2023

VOXX International Corporation and Subsidiaries

Consolidated Balance Sheets

February 28, 2023 and February 28, 2022

(In thousands, except share data)

	February 28, 2023	February 28, 2022
Assets
Current assets:
Cash and cash equivalents	$6,134	$27,788
Accounts receivable, net	82,753	105,625
Inventory, net	175,129	174,922
Receivables from vendors	112	363
Prepaid expenses and other current assets	19,817	21,340
Income tax receivable	1,076	734
Total current assets	285,021	330,772
Investment securities	1,053	1,231
Equity investments	22,018	21,348
Property, plant and equipment, net	47,044	49,794
Operating lease, right of use assets	3,632	4,464
Goodwill	65,308	74,320
Intangible assets, net	90,437	101,450
Deferred income tax assets	1,218	40
Other assets	3,720	3,245
Total assets	$519,451	$586,664
Liabilities, Redeemable Equity, Redeemable Non-Controlling Interest, and Stockholders' Equity
Current liabilities:
Accounts payable	$35,099	$76,665
Accrued expenses and other current liabilities	41,856	53,974
Income taxes payable	2,276	2,714
Accrued sales incentives	21,778	23,755
Contingent consideration, current (Note 2)	4,500	685
Interim arbitration award payable (Note 15)	43,388	39,444
Contract liabilities, current	3,990	4,373
Current portion of long-term debt	500	2,406
Total current liabilities	153,387	204,016
Long-term debt, net of debt issuance costs	37,513	9,786
Finance lease liabilities, less current portion	63	78
Operating lease liabilities, less current portion	2,509	3,298
Deferred compensation	1,053	1,231
Contingent consideration, less current portion (Note 2)	—	5,750
Deferred income tax liabilities	4,855	5,300
Other tax liabilities	966	1,083
Prepaid ownership interest in EyeLock LLC due to GalvanEyes LLC (Note 3)	7,317	2,451
Other long-term liabilities	2,947	3,508
Total liabilities	210,610	236,501
Commitments and contingencies (Note 15)
Redeemable equity (Note 1(u))	4,018	3,550
Redeemable non-controlling interest (Note 2)	232	511
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (Note 9)	—	—
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 24,538,184 and 24,476,847 shares issued and 21,167,527 and 21,614,629 shares outstanding at February 28, 2023 and February 28, 2022, respectively	246	245
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	296,577	300,453
Retained earnings	97,997	126,573
Accumulated other comprehensive loss	(18,680)	(17,503)
Less: Treasury stock, at cost, 3,370,657 and 2,862,218 shares of Class A Common Stock at February 28, 2023 and February 28, 2022, respectively	(30,285)	(25,138)
Less: Redeemable equity	(4,018)	(3,550)
Total VOXX International Corporation stockholders' equity	341,859	381,102
Non-controlling interest	(37,268)	(35,000)
Total stockholders' equity	304,591	346,102
Total liabilities, redeemable equity, redeemable non-controlling interest, and stockholders' equity	$519,451	$586,664

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income

Years Ended February 28, 2023, February 28, 2022, and February 28, 2021

(In thousands, except share and per share data)

	Year Ended	Year Ended	Year Ended
	February 28, 2023	February 28, 2022	February 28, 2021
Net sales	$534,014	$635,920	$563,605
Cost of sales	399,715	466,442	405,058
Gross profit	134,299	169,478	158,547

Operating expenses:
Selling	46,967	50,507	43,786
General and administrative	74,508	75,955	69,798
Engineering and technical support	31,464	31,540	20,897
Acquisition costs	(36)	3,552	287
Goodwill impairment charge (Note 1(k))	7,373	-	-
Intangible asset impairment charges (Note 1(k))	1,300	-	1,300
Total operating expenses	161,576	161,554	136,068
Operating (loss) income	(27,277)	7,924	22,479
Other (expense) income:
Interest and bank charges	(4,643)	(2,532)	(2,979)
Equity in income of equity investee	6,969	7,890	7,350
Interim arbitration award (Note 15)	(3,944)	(39,444)	-
Investment gain (Note 1(f))	-	-	42
Other, net	(2,055)	323	746
Total other (expense) income, net	(3,673)	(33,763)	5,159

(Loss) income before income taxes	(30,950)	(25,839)	27,638
Income tax (benefit) expense	(39)	1,626	4,272
Net (loss) income	$(30,911)	$(27,465)	$23,366
Less: net loss attributable to non-controlling interest	(2,335)	(5,132)	(3,401)
Net (loss) income attributable to VOXX International Corporation	$(28,576)	$(22,333)	$26,767

Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,876)	(3,317)	4,365
Derivatives designated for hedging, net of tax	309	633	(305)
Pension plan adjustments, net of tax	390	158	18
Other comprehensive (loss) income, net of tax	(1,177)	(2,526)	4,078
Comprehensive (loss) income attributable to VOXX International Corporation	$(29,753)	$(24,859)	$30,845

Net (loss) income per common share attributable to VOXX International Corporation - basic	$(1.17)	$(0.92)	$1.11

Net (loss) income per common share attributable to VOXX International Corporation - diluted	$(1.17)	$(0.92)	$1.09

Weighted-average common shares outstanding (basic)	24,325,938	24,287,179	24,201,221
Weighted-average common shares outstanding (diluted)	24,325,938	24,287,179	24,650,106

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years Ended February 28, 2023, February 28, 2022, and February 28, 2021

(In thousands, except share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests	Treasury Stock	Redeemable Equity	Total Stock- holders' Equity
Balances at February 29, 2020	$266	$299,228	$122,139	$(19,055)	$(27,950)	$(23,918)	$(2,481)	$348,229
Net income (loss)	—	—	26,767	—	(3,401)	—	—	23,366
Other comprehensive income, net of tax	—	—	—	4,078	—	—	—	4,078
Settlement of SERP restricted stock units	—	(575)	—	—	—	—	—	(575)
Stock-based compensation expense	1	1,749	—	—	—	—	(779)	971
Balances at February 28, 2021	267	300,402	148,906	(14,977)	(31,351)	(23,918)	(3,260)	376,069
Net loss	—	—	(22,333)	—	(3,649)	—	—	(25,982)
Other comprehensive loss, net of tax	—	—	—	(2,526)	—	—	—	(2,526)
Settlement of 60,693 shares of Class A Common Stock upon vesting of stock awards, net of withholding taxes	—	(856)	—	—	—	—	—	(856)
Repurchase of 113,000 shares of Class A Common Stock	—	—	—	—	—	(1,220)	—	(1,220)
Stock-based compensation expense	—	907	—	—	—	—	(290)	617
Balances at February 28, 2022	267	300,453	126,573	(17,503)	(35,000)	(25,138)	(3,550)	346,102
Net loss	—	—	(28,576)	—	(2,268)	—	—	(30,844)
Other comprehensive loss, net of tax	—	—	—	(1,177)	—	—	—	(1,177)
Cash settlement of market stock units upon vesting of 80% of award	—	(4,000)	—	—	—	—	—	(4,000)
Settlement of 61,337 shares of Class A Common Stock upon vesting of stock awards, net of withholding taxes	1	(404)	—	—	—	—	—	(403)
Repurchase of 508,439 shares of Class A Common Stock	—	—	—	—	—	(5,147)	—	(5,147)
Reclassification of stockholders' equity to redeemable equity	—	—	—	—	—	—	63	63
Settlement of SERP restricted stock units	—	(81)	—	—	—	—	—	(81)
Stock-based compensation expense	—	609	—	—	—	—	(531)	78
Balances at February 28, 2023	$268	$296,577	$97,997	$(18,680)	$(37,268)	$(30,285)	$(4,018)	$304,591

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended February 28, 2023, February 28, 2022, and February 28, 2021

(Amounts in thousands)

	Year Ended	Year Ended	Year Ended
	February 28, 2023	February 28, 2022	February 28, 2021
Cash flows from operating activities:
Net (loss) income	$(30,911)	$(27,465)	$23,366
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	13,130	12,398	11,033
Amortization of deferred financing costs	262	272	623
Impairment charges	8,673	-	1,300
Bad debt (recovery) expense	(86)	222	(316)
Reduction in the carrying amount of the right of use asset	1,508	1,383	1,169
(Gain) loss on forward contracts	(61)	209	224
Equity in income of equity investee	(6,969)	(7,890)	(7,350)
Distribution of income from equity investees	6,300	9,809	6,009
Deferred income tax (benefit) expense, net	(1,793)	(1,339)	2,653
Loss on disposal of property, plant and equipment	11	1	-
Non-cash compensation adjustment	(178)	(546)	(505)
Non-cash stock-based compensation expense	609	907	1,749
Gain on investment	-	-	(42)
Changes in operating assets and liabilities (net of assets and liabilities) acquired):
Accounts receivable	21,482	(1,244)	(29,602)
Inventory	(1,928)	(45,115)	(22,735)
Receivables from vendors	248	(89)	(44)
Prepaid expenses and other	1,322	(1,610)	(10,753)
Investment securities-equity	178	546	505
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	(49,246)	55,719	59,414
Income taxes receivable/payable	(759)	872	(87)
Net cash (used in) provided by operating activities	(38,208)	(2,960)	36,611
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,557)	(3,902)	(2,907)
Proceeds from sale of property, plant and equipment	1	-	-
Proceeds from sale of long-term investment	-	-	42
Purchase of acquired businesses (Note 2)	-	(30,406)	(11,000)
Net cash used in investing activities	(3,556)	(34,308)	(13,865)
Cash flows from financing activities:
Borrowings from bank obligations	202,983	3,687	20,000
Repayments on bank obligations	(176,257)	(2,197)	(20,500)
Principal payments on finance lease obligations	(287)	(407)	(605)
Deferred financing costs	(398)	(667)	(260)
Payment of market stock unit awards	(4,000)	-	-
Withholding taxes paid on net issuance of stock award	(404)	(857)	-
Settlement payment of restricted stock units	(81)	-	(575)
Proceeds of the issuance of subsidiary shares to non-controlling interest	-	2,069	-
Proceeds of the issuance of long-term debt to non-controlling interest	-	4,877	-
Purchase of treasury stock	(5,147)	(1,220)	-
Net cash provided by (used in) financing activities	16,409	5,285	(1,940)
Effect of exchange rate changes on cash	3,701	367	1,173
Net (decrease) increase in cash and cash equivalents	(21,654)	(31,616)	21,979
Cash and cash equivalents at beginning of year	27,788	59,404	37,425
Cash and cash equivalents at end of year	$6,134	$27,788	$59,404
Supplemental Cash Flow Information:
Non-cash investing and financing activities:
Adjustments to goodwill due to measurement period adjustments, net	$1,051	$(1,353)	21
Gross issuance of shares	1	1	1
Contingent purchase price consideration in connection with business acquisition	-	6,778	-
Settlement of debt with receivables	-	-	607
Recording of redeemable equity	(63)	290	779
Reclassification of stockholders' equity to redeemable equity	531	-	-
Right of use assets obtained in exchange for operating lease obligations	1,016	1,238	772
Property, plant, and equipment obtained in exchange for finance lease obligations	251	-	-
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,401	$1,383	$1,169
Operating cash flows from finance leases	4	11	28
Financing cash flows from finance leases	287	407	605
Cash paid during the period for:
Interest, excluding bank charges	$2,813	$760	$1,101
Income taxes (net of refunds)	2,603	1,983	1,807

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries

Notes to Consolidated Financial Statements

February 28, 2023

(Amounts in thousands, except share and per share data)
1)
Description of Business and Summary of Significant Accounting Policies
a)
Description of Business

VOXX International Corporation ("Voxx," "We," "Our," "Us" or the “Company") is a leading international manufacturer and distributor in the Automotive Electronics, Consumer Electronics, and Biometrics industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image, and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through nineteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., VOXX German Holdings GmbH ("Voxx Germany"), Audiovox Canada Limited, Voxx Hong Kong Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Premium Audio Company LLC ("PAC," which includes Klipsch Group, Inc. and 11 Trading Company LLC), Omega Research and Development, LLC ("Omega"), Voxx Automotive Corp., Audiovox Websales LLC, VSM-Rostra LLC (“VSM”), VOXX DEI LLC, and VOXX DEI Canada LLC (collectively, with VOXX DEI LLC, “DEI”), as well as majority-owned subsidiaries, EyeLock LLC ("EyeLock") and Onkyo Technology KK (“Onkyo”). We market our products under the Audiovox® brand name, other brand names and licensed brands, such as 808®, Acoustic Research®, Advent®, Avital®, Car Link®, Chapman®, Clifford®, Code-Alarm®, Crimestopper™, Discwasher®, Energy®, Heco®, Invision®, Integra®, Jamo®, Klipsch®, Mac Audio™, Magnat®, myris®, Oehlbach®, Omega®, Onkyo®, Pioneer®, Prestige®, Project Nursery®, Python®, RCA®, RCA Accessories®, Rosen®, Rostra®, Schwaiger®, Smart Start®, Terk®, Vehicle Safety Automotive, Viper®, and Voxx Automotive, as well as private labels through a large domestic and international distribution network. We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products.

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

d)
Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds with original maturities of three months or less when purchased. Cash and cash equivalents amounted to $6,134 and $27,788 at February 28, 2023, and February 28, 2022, respectively. The Company places its cash and cash equivalents in institutions and funds of high credit quality. As many of our balances are in excess of government insurance, we perform periodic evaluations of these institutions and funds. Cash amounts held in foreign bank accounts amounted to $129 and $762 at February 28, 2023, and February 28, 2022, respectively, none of which would be subject to United States federal income taxes if made available for use in the United States. The Tax Cuts and Jobs Act provides a 100% participation exemption on dividends received from foreign corporations after January 1, 2018, as the United States has moved away from a worldwide tax system and closer to a territorial system for earnings of foreign corporations.

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

Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets and liabilities measured at fair value on a recurring basis at February 28, 2023:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$6,134	$6,134	$—	$—
Mutual funds	1,053	1,053	-	-
Derivatives designated for hedging	207	-	207	-

Liabilities:
Contingent consideration	$4,500	$—	$—	$4,500

The following table presents assets and liabilities measured at fair value on a recurring basis at February 28, 2022:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$27,788	$27,788	$—	$—
Mutual funds	1,231	1,231	-	-

Liabilities:
Derivatives designated for hedging	$188	$—	$188	$—
Contingent consideration	6,435	-	-	6,435

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

On May 13, 2022, OHEC filed for bankruptcy protection in Japan. On February 10, 2023, the contingent consideration obligation was settled with the bankruptcy trustee of OHEC for $6,000, for a gain of $443 (see Note 2). This settlement relieves Onkyo from the future payments of 2% of the total purchase price of certain future product purchases that were to be made in perpetuity. The $6,000 settlement amount is to be paid in three installments. The first installment of $1,500 was made in February 2023. The remaining installments totaling $4,500, as of February 28, 2023, are expected to be made in Fiscal 2024 after the completion of the obligation of the bankruptcy trustee of OHEC under the settlement agreement.

The following table provides a rollforward of the Company's contingent consideration balance for the year ended February 28, 2023:

Balance at February 28, 2022	$6,435
Payments	(1,620)
Fair value adjustment	50
Purchase price allocation adjustment	1,051
Gain on settlement	(443)
Foreign currency translation	(973)
Balance at February 28, 2023	$4,500

Non-financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired. As of February 28, 2022, and February 28, 2021, certain non-financial assets were measured at fair value subsequent to their initial recognition. See Note 1(k) for the discussion of the impairment of certain intangible assets.

Derivative Instruments

The Company's derivative instrument consists of an interest rate swap agreement at February 28, 2023. Forward foreign currency contracts are also utilized by the Company from time to time to hedge a portion of its foreign currency inventory purchases. The forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). Open foreign currency contracts are classified in the balance sheet according to their terms. There are currently no open forward foreign currency contracts at February 28, 2023. The Company’s interest rate swap agreement hedges interest rate exposure related to the forecasted outstanding balance of its Florida Mortgage with monthly payments due through March 2026. The swap agreement locks the interest rate on the debt at 3.48% (inclusive of credit spread) through the maturity date of the mortgage. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of our interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments. The interest rate swap is classified in the balance sheet as either an asset or a liability based on the fair value of the instrument at the end of the period.

Financial Statement Classification

The Company holds derivative instruments that are designated as hedging instruments. The following table discloses the fair value as of February 28, 2023 and February 28, 2022 for derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	February 28, 2023	February 28, 2022
Designated derivative instruments
Interest rate swap	Other assets	$207	$-
	Other long-term liabilities	-	(188)
Total derivatives		$207	$(188)

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

During Fiscal 2023 and Fiscal 2022, the Company did not enter into any new forward foreign currency contracts. All forward foreign currency contracts entered into during Fiscal 2021 were settled as of February 28, 2022 and were designated as cash flow hedges. The current outstanding notional value of the Company's interest rate swap at February 28, 2023 is $6,115. For cash flow hedges, the effective portion of the gain or loss is reported as a component of Other comprehensive (loss) income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. During the years ended February 28, 2023 and February 28, 2022, no contracts originally designated for hedge accounting were de-designated. The gain or loss on the Company’s interest rate swap is recorded in Other comprehensive (loss) income and subsequently reclassified into Interest and bank charges in the period in which the hedged transaction affects earnings. As of February 28, 2023, no contracts originally designated for hedge accounting were terminated.

Activity related to cash flow hedges recorded during the twelve months ended February 28, 2023 and February 28, 2022 was as follows:

	February 28, 2023		February 28, 2022
	Gain Recognized in Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Income	Gain Recognized in Other Comprehensive Income	Loss Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	$-	$63	$233	$(307)
Interest rate swaps	$395	$—	$258	$—

f)
Investment Securities

As of February 28, 2023 and February 28, 2022, the Company had the following investments:

February 28, 2023
Carrying Value
Investment Securities
Marketable Equity Securities
Mutual funds	$1,053
Total Marketable Equity Securities	1,053
Total Investment Securities	$1,053

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

Investments Held at Cost, Less Impairment

During Fiscal 2018, RxNetworks, a Canadian company in which Voxx held a cost method investment consisting of shares of the investee's preferred stock, was sold to a third party. The cash proceeds received by Voxx was subject to a hold-back provision, which was not included in the calculation of the gain recorded on the sale of this investment in Fiscal 2018. In Fiscal 2020, the Company received a portion of the proceeds that were held back in the Fiscal 2018 transaction to sell the RxNetworks investment, as the hold-back provision expired, and certain cash proceeds were released to Voxx. These cash proceeds were recorded as an investment gain in Fiscal 2020. During the third quarter of Fiscal 2021, a final disbursement of all remaining proceeds related to the sale of the RxNetworks investment was received in the amount of $42, which was recorded as an investment gain for the year ended February 28, 2021.

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

We account for a contract or purchase order when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue is recognized when control of the product passes to the customer, which is upon shipment, unless otherwise specified within the customer contract or on the purchase order as delivery and is recognized at the amount that reflects the consideration the Company expects to receive for the products sold, including various forms of discounts. When revenue is recorded, estimates of returns are made and recorded as a reduction of revenue. Contracts with customers are evaluated to determine if there are separate performance obligations related to timing of product shipment that will be satisfied in different accounting periods. When that is the case, revenue is deferred until each performance obligation is met. Within our Automotive Electronics segment, while the majority of the contracts we enter into with Original Equipment Manufacturers (“OEM”) are long-term supply arrangements, the performance obligations are established by the enforceable contract, which is generally considered to be the purchase order. The purchase orders are of durations less than one year. As such, the Company applies the practical expedient in ASC 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less, for which work has not yet been performed. The Company has also elected the practical expedient in ASC 340-40-25-4, whereby the Company recognizes incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets the Company otherwise would have recognized is one year or less.

Certain taxes assessed by governmental authorities on revenue producing transactions, such as value added taxes, are excluded from revenue, and recorded on a net basis.

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of automotive electronic, consumer electronic, and biometric products. Our consumer electronic products primarily consist of finished goods sold to retail and commercial customers, consisting of premium audio and other consumer electronic products. Our automotive products, some of which are manufactured by the Company, are sold both to OEM and aftermarket customers. Our biometric products, primarily consisting of finished goods, are sold to retail and commercial customers. We recognize revenue for sales to our customers when transfer of control of the related good or service has occurred. The majority of our revenue was recognized under the point in time approach for the years ended February 28, 2023, February 28, 2022, and February 28, 2021. Certain telematic subscription revenues generated by our Automotive Electronics segment are recognized over time. Contract terms with certain of our OEM customers could result in products and services being transferred over time as a result of the customized nature of some of our products, together with contractual provisions in the customer contracts that provide us with an enforceable right to payment for performance completed to date; however, under typical terms, we do not have the right to consideration until the time of shipment from our manufacturing facilities or distribution centers, or until the time of delivery to our customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to our right to consideration at the time of shipment or delivery.

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

Under ASC Topic 606, we present a refund liability and a return asset within the Consolidated Balance Sheet. The changes in the refund liability are reported in net sales, and the changes in the return asset are reported in cost of sales in the Consolidated Statements of Operations and Comprehensive (Loss) Income. See Note 14 for return asset and refund liability balances as of February 28, 2023 and February 28, 2022.

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

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. See Note 14 for contract asset and liability balances as of February 28, 2023 and February 28, 2022.

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

Accounts receivable are comprised of the following:

	February 28, 2023	February 28, 2022
Trade accounts receivable	$85,268	$108,915
Less:
Allowance for credit losses	1,398	2,182
Allowance for cash discounts	1,117	1,108
	$82,753	$105,625

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers' current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within management's expectations and the provisions established, the Company cannot guarantee it will continue to experience the same credit loss rates that have been experienced in the past. The Company writes off accounts receivable balances when collection efforts have been exhausted and deemed uncollectible. Our five largest customer balances comprise 20% of our accounts receivable balance as of February 28, 2023. A significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of accounts receivable and our results of operations.

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

The Company has three supply chain financing agreements and factoring agreements with certain financial institutions to accelerate receivable collection and better manage cash flow. Under the agreements, the Company has agreed to sell these institutions certain of its accounts receivable balances from time to time. For those accounts receivables tendered to the banks that the banks choose to purchase, the banks have agreed to advance an amount equal to the net accounts receivable balances due, less a discount or fee as set forth in the respective agreements. The balances under these agreements are sold without recourse and are accounted for as sales of accounts receivable. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company's Consolidated Statements of Cash Flows. Total balances sold under the agreements, net of discounts, for the years ended February 28, 2023, February 28, 2022, and February 28, 2021 were approximately $98,300, $89,400, and $100,800, respectively. Fees incurred in connection with these agreements totaled approximately $730, $260, and $330 for the years ended February 28, 2023, February 28, 2022, and February 28, 2021, respectively, and are recorded within Interest and bank charges in the Consolidated Statements of Operations and

Comprehensive (Loss) Income. The Company has the option to suspend and resume its activity under the existing arrangements at any time.

i)
Inventory

The Company values its inventory at the lower of cost or net realizable value ("NRV"). NRV is defined as estimated selling prices less costs of completion, disposal, and transportation. The cost of inventory is determined primarily on an average basis with a portion valued at standard cost, which approximates actual costs on the first-in, first-out basis. The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily on selling prices, indications from customers based upon current price negotiations, and purchase orders. The Company's industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand. In addition, and as necessary, specific reserves for future known or anticipated events may be established. The Company recorded inventory write-downs of $2,811, $2,912, and $2,032 for the years ended February 28, 2023, February 28, 2022, and February 28, 2021, respectively.

Inventories by major category are as follows:

	February 28, 2023	February 28, 2022
Raw materials	$28,048	$23,904
Work in process	1,363	1,519
Finished goods	145,718	149,499
Inventory, net	$175,129	$174,922

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

A summary of property, plant and equipment, net, is as follows:

	February 28, 2023	February 28, 2022
Land	$7,101	$7,046
Buildings	44,669	44,177
Property under finance lease	2,754	2,503
Furniture and fixtures	4,600	4,489
Machinery and equipment	10,514	10,287
Construction-in-progress	748	3,341
Computer hardware and software	46,313	41,962
Automobiles	681	710
Leasehold improvements	3,008	2,718
	120,388	117,233
Less accumulated depreciation and amortization	73,344	67,439
	$47,044	$49,794

Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	20	-	40 years
Furniture and fixtures	5	-	15 years
Machinery and equipment	5	-	15 years
Computer hardware and software	3	-	5 years
Automobiles			3 years

Leasehold improvements are depreciated over the shorter of the lease term or estimated useful life of the asset. Assets acquired under finance leases are amortized over the term of the respective lease.

Depreciation and amortization of property, plant and equipment amounted to $6,282, $5,890, and $5,607 for the years ended February 28, 2023, February 28, 2022, and February 28, 2021, respectively. Included in depreciation and amortization expense is amortization of computer software costs of $1,659, $1,547, and $1,252 for the years ended February 28, 2023, February 28, 2022, and February 28, 2021, respectively.

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

The Company tested its indefinite-lived intangible assets as of February 28, 2023, as part of its annual impairment testing and concluded that the fair value of one indefinite-lived asset in the Automotive Electronics segment was less than the amount recorded, and accordingly, recorded a non-cash impairment charge of $1,300 in the fourth quarter of the fiscal year ended February 28, 2023. This impairment was the result of reductions in projected volumes from OEM customers. The impairment test on the remaining indefinite-lived assets concluded that none of these indefinite-lived assets were impaired for the year ended February 28, 2023. To perform these quantitative impairment analyses, the respective fair values were estimated using a relief-from-royalty method, applying royalty rates ranging from 1.25% to 5.5% for the trademarks after reviewing comparable market rates, the profitability of the products associated with relative intangible assets, and other qualitative factors. We determined that risk-adjusted discount rates ranging from 13.5% to 16.5% were appropriately developed using a weighted average cost of capital analysis. The long-term growth rates ranged from 1.5% to 2.5%.

There were no indefinite-lived asset impairments in the fiscal year ended February 28, 2022. At February 28, 2021, one of the indefinite-lived asset in the Consumer Electronics segment was impaired in the amount of $1,300. The impairment was the result of shortfalls in sales due to reduced demand of the product category. The assessments on the remaining indefinite-lived intangibles concluded that there was no additional impairment as of February 28, 2021.

As a result of the Fiscal 2023 and 2021 indefinite-lived intangible asset impairments, the Company evaluated the related long-lived assets at the lowest level for which there are separately identifiable cash flows. No impairments of related long-lived assets were noted for the fiscal years ended February 28, 2023, February 28, 2022, and February 28, 2021.

As of February 28, 2023, as a result of reductions in projected volumes from OEM customers related to the impaired tradename, the Company determined the useful life of the tradename was no longer indefinite. Beginning in the first quarter of Fiscal 2024, the Company will amortize this tradename over its estimated useful life. Management determined that the current lives of its remaining indefinite and long-lived assets are appropriate.

Approximately 17.7% ($9,872) of the carrying value of the Company's remaining indefinite lived trademarks are at risk of impairment and sensitive to changes and assumptions as of February 28, 2023 (exclusive of the impaired tradename that is now long-lived). There can be no assurance that our estimates and assumptions made for purposes of impairment testing as of February 28, 2023, will prove to be accurate predictions of the future. Reduced demand for our existing product offerings, reductions of product placement at our customers, less than anticipated results, lack of acceptance of our new products, elimination of SKUs, the inability to successfully develop our brands, or unfavorable changes in assumptions used in the discounted cash flow model such as discount rates, royalty rates or projected long-term growth rates, could result in additional impairment charges in the future.

During the year ended February 28, 2023, Voxx's reporting units that carried goodwill were Invision, Rosen, VSM, DEI, Klipsch, and Onkyo. The Company has three operating segments based upon its products and internal organizational structure (see Note 13). These operating segments are the Automotive Electronics, Consumer Electronics, and Biometrics segments. The Invision, Rosen, VSM, and DEI reporting units are located within the Automotive Electronics segment and the Klipsch and Onkyo reporting units are located within the Consumer Electronics segment.

The Company performed its annual impairment test for goodwill as of February 28, 2023 and concluded that the fair value of the Invision reporting unit was less than its carrying value, and accordingly recorded a non-cash goodwill impairment charge of $7,373 in the fourth quarter of Fiscal 2023. This impairment was the result of reductions in projected volumes from OEM customers. As a result of this impairment the Company no longer has any goodwill attributable to the Invision reporting unit. The annual impairment test on the remaining goodwill reporting units concluded that their fair values were in excess of their carrying values, with no further goodwill impairment indicated as of February 28, 2023. The discount rates (developed using a weighted average cost of capital analysis) used in the goodwill quantitative tests ranged from 14.9% to 25.0%. No goodwill impairment charges were recorded during the years ended February 28, 2022 and February 28, 2021. The goodwill balances of Klipsch, Rosen, VSM, DEI, and Onkyo at February 28, 2023 are $46,532, $880, $572, $1,600, and $15,724, respectively.

Goodwill

The change in the carrying value of goodwill is as follows:

	February 28, 2023	February 28, 2022	February 28, 2021
Beginning of period	$74,320	$58,311	$55,000
Goodwill acquired (see Note 2)	—	18,160	3,290
Adjustments to goodwill acquired, net (see Note 2)	1,051	(1,353)	21
Impairment charge	(7,373)	—	—
Foreign currency translation	(2,690)	(798)	—
End of period	$65,308	$74,320	$58,311

Gross carrying value	$104,844	$106,483	$90,474
Accumulated impairment charges	(39,536)	(32,163)	(32,163)
Net carrying value	$65,308	$74,320	$58,311

	February 28, 2023	February 28, 2022	February 28, 2021
Automotive Electronics
Beginning of period	$10,425	$11,778	$8,467
Goodwill acquired (see Note 2)	—	—	3,290
Adjustments to goodwill acquired, net (see Note 2)	—	(1,353)	21
Impairment charge	(7,373)	—	—
End of period	$3,052	$10,425	$11,778

Gross carrying value	$10,425	$10,425	$11,778
Accumulated impairment charge	(7,373)	—	—
Net carrying value	$3,052	$10,425	$11,778

Consumer Electronics
Beginning of period	$63,895	$46,533	$46,533
Goodwill acquired (see Note 2)	-	18,160	-
Adjustments to goodwill acquired (see Note 2)	1,051	-	-
Foreign currency translation	(2,690)	(798)	—
End of period	$62,256	$63,895	$46,533

Gross carrying value	$94,419	$96,058	$78,696
Accumulated impairment charge	(32,163)	(32,163)	(32,163)
Net carrying value	$62,256	$63,895	$46,533

Total goodwill, net	$65,308	$74,320	$58,311

Note: The Company's Biometrics segment did not carry a balance for goodwill at February 28, 2023, February 28, 2022, or February 28, 2021.

Intangible Assets

At February 28, 2023 and February 28, 2022, intangible assets consisted of the following:

	February 28, 2023
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (10-15.5 years)	$53,790	$42,786	$11,004
Trademarks/Tradenames (5.5-10 years)	21,205	3,360	17,845
Developed technology (7-10 years)	19,434	14,645	4,789
Patents (7-13 years)	6,736	5,845	891
License	1,400	1,400	-
Contracts	1,556	1,556	-
Total finite-lived intangible assets	$104,121	$69,592	34,529
Indefinite-lived intangible assets
Trademarks			55,908
Total intangible assets, net			$90,437

	February 28, 2022
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (4-15.5 years)	$54,138	$39,669	$14,469
Trademarks/Tradenames (5.5-10 years)	17,466	1,927	15,539
Developed technology (7 years)	20,413	13,179	7,234
Patents (4-13 years)	6,736	5,562	1,174
License	1,400	1,400	-
Contracts	1,556	1,556	-
Total finite-lived intangible assets	$101,709	$63,293	38,416
Indefinite-lived intangible assets
Trademarks			63,034
Total intangible assets, net			$101,450

The Company expenses the renewal costs of patents as incurred. The weighted-average period before the renewal of our patents is approximately 4 years.

Amortization expense for intangible assets amounted to $6,848, $6,508, and $5,426 for the years ended February 28, 2023, February 28, 2022, and February 28, 2021, respectively. At February 28, 2023, the estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding five fiscal years is as follows:

Fiscal Year	Amount
2024	$6,215
2025	5,948
2026	5,848
2027	3,616
2028	3,144

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

A summary of the activity with respect to accrued sales incentives is provided below:

	Year Ended	Year Ended	Year Ended
	February 28, 2023	February 28, 2022	February 28, 2021
Accrued sales incentives, opening balance	$23,755	$25,313	$12,250
Accruals	50,056	58,490	67,337
Payments and credits	(51,894)	(59,644)	(54,102)
Reversals for unearned sales incentives	(139)	(404)	(172)
Accrued sales incentives, ending balance	$21,778	$23,755	$25,313

The majority of the reversals of previously established sales incentive liabilities pertain to sales recorded in prior periods.

m)
Advertising

Excluding co-operative advertising as discussed in Note 1(l) above, the Company expensed the cost of advertising, as incurred, of $5,448, $5,376, and $4,605 for the years ended February 28, 2023, February 28, 2022, and February 28, 2021, respectively.

n)
Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $9,419, $12,115, and $7,940 for the years ended February 28, 2023, February 28, 2022, and February 28, 2021, respectively, net of customer reimbursement, of $936, $58, and $120, respectively, and are included within Engineering and Technical Support expenses on the Consolidated Statements of Operations and Comprehensive (Loss) Income. Reimbursements from OEM customers for development services are reflected as a reduction of research and development expense because the performance of contract development services is not central to the Company's operations. The increases in customer reimbursements for the year ended February 28, 2023 were a result of higher reimbursements from certain OEM customers in the Automotive Electronics segment, as well as a reimbursement from one customer in the Biometrics segment.

o)
Product Warranties and Product Repair Costs

The Company generally warranties its products against certain manufacturing and other defects. This warranty does not provide a service beyond assuring that the products comply with agreed-upon specifications and is not sold separately. The Company provides warranties for all of its products ranging primarily from 30 days to 3 years. The Company also provides limited lifetime warranties for certain products, which limit the end user's remedy to the repair or replacement of the defective product during its lifetime, as well as for certain vehicle security products for the life of the vehicle for the original owner. Warranty expenses are accrued at the time the related revenue is recognized, based on the Company's estimated cost to repair, or replace expected product returns for warranty matters. This liability is based primarily on historical experiences of actual warranty claims as well as current information on repair costs and contract terms with certain manufacturers. The warranty liability of $5,845 and $4,470 is recorded in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets as of February 28, 2023 and February 28, 2022, respectively. In addition, the Company records a reserve for product repair or replace costs which is based upon the quantities of defective inventory on hand and an estimate of the cost to repair such defective inventory. The reserve for product repair costs of $914 and $1,152 is recorded as a reduction to inventory in the accompanying Consolidated Balance Sheets as of February 28, 2023 and February 28, 2022, respectively. Warranty claims and product repair costs expense for the years ended February 28, 2023, February 28, 2022 and February 28, 2021 were $6,525, $4,583, and $3,065, respectively.

Changes in the Company's accrued product warranties and product repair costs are as follows:

	Year Ended	Year Ended	Year Ended
	February 28, 2023	February 28, 2022	February 28, 2021
Beginning balance	$5,622	$5,290	$4,748
Liabilities (adjusted) acquired during acquisitions	-	(352)	1,200
Accrual for warranties issued during the year and repair cost	6,525	4,583	3,065
Warranty claims settled during the year	(5,388)	(3,899)	(3,723)
Ending balance	$6,759	$5,622	$5,290

p)
Foreign Currency

Assets and liabilities of subsidiaries located outside the United States whose cash flows are primarily in local currencies have been translated at rates of exchange at the end of the period or historical exchange rates, as appropriate in accordance with ASC 830, "Foreign Currency Matters" ("ASC 830"). Revenues and expenses have been translated at the weighted-average rates of exchange in effect during the period. Gains and losses resulting from translation are recorded in the cumulative foreign currency translation account in Accumulated other comprehensive loss. For the years ended February 28, 2023, February 28, 2022 and February 28, 2021, the Company recorded total net foreign currency transaction (losses) gains in the amount of $(3,674), $(635) and $(862), respectively. Foreign currency losses for the year ended February 28, 2023 were primarily driven by declines in the Japanese Yen, which impacted the remeasurement of the Company's Onkyo subsidiary intercompany loans and interest payable, which are not of a long-term investment nature.

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

r)
Net (Loss) Income Per Common Share

Basic net (loss) income per common share attributable to VOXX International Corporation is calculated by dividing net income attributable to Voxx, adjusted to reflect changes in the redemption value of redeemable non-controlling interest, by the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per common share reflects the potential dilution that would occur if common stock equivalent securities or other contracts to issue common stock were exercised or converted into common stock. No redemption value adjustment was made to the redeemable non-controlling interest for the years ended February 28, 2023, February 28, 2022, or February 28, 2021.

A reconciliation between the denominator of basic and diluted net (loss) income per common share is as follows:

	Year Ended	Year Ended	Year Ended
	February 28, 2023	February 28, 2022	February 28, 2021
Weighted-average common shares outstanding (basic)	24,325,938	24,287,179	24,201,221
Effect of dilutive securities:
Restricted stock units, market stock units, and stock grants	-	-	448,885
Weighted-average common and potential common shares outstanding (diluted)	24,325,938	24,287,179	24,650,106

Restricted stock units, market stock units, and stock grants totaling 378,454, 737,513 and 12,757 for the years ended February 28, 2023, February 28, 2022 and February 28, 2021, respectively, were not included in the net (loss) income per common share calculation because the settlement price of the restricted stock units, market stock units, and stock grants was greater than the average market price of the Company's common stock during these periods, or because the inclusion of these components would have been anti-dilutive.

s)
Other (Expense) Income

Other (expense) income is comprised of the following:

	Year Ended	Year Ended	Year Ended
	February 28, 2023	February 28, 2022	February 28, 2021
Foreign currency (loss) gain	$(3,674)	$(635)	$(862)
Interest income	36	72	83
Rental income	911	678	739
Miscellaneous	672	208	786
Total other, net	$(2,055)	$323	$746

Foreign currency losses included within Foreign currency (loss) gain, net, for the year ended February 28, 2023 were primarily driven by declines in the Japanese Yen, which impacted the re-measurement of the Company's Onkyo subsidiary intercompany loans and interest payable, which are not of a long-term investment nature. The total foreign currency loss attributable to these re-measurements for the year ended February 28, 2023 was $3,267. Interest income for the years ended February 28, 2023 and February 28, 2022 decreased as compared to the year ended February 28, 2021 as a result of a lower balance of money market funds available to invest.

t)
Accounting for the Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets are reviewed for impairment in accordance with ASC 360 whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability of long-lived assets is measured by comparing the carrying value of the assets to their estimated fair market value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. See Note 1(k) for discussion of the impairment of goodwill and intangible assets in connection with the Company’s annual impairment testing for the years ended February 28, 2023 and February 28, 2021. There were no impairments of definitely-lived intangible assets or long-lived assets recorded in accordance with ASC 360 during the years ended February 28, 2023, February 28, 2022 and February 28, 2021.

u)
Accounting for Stock-Based Compensation

The Company has a stock-based compensation plan under which employees and non-employee directors may be granted incentive stock options ("ISO's") and non-qualified stock options ("NQSO's") to purchase shares of Class A common stock. Under the plan, the exercise price of the ISO's granted to a ten percent stockholder must equal 110% of the fair market value of the Company's Class A common stock on the date of grant. The exercise price of all other options and Stock Appreciation Right ("SAR") awards may not be less than 100% of the fair market value of the Company's Class A common stock on the date of grant. If an option or SAR is granted pursuant to an assumption of, or substitution for, another option or SAR pursuant to a Corporate Transaction, and in a manner consistent with Section 409A of the Internal Revenue Code (the “Code”), the exercise or strike price may be less than 100% of the fair market value on the date of grant. The plan permits for options to be exercised at various intervals as determined by the Board of Directors. However, the maximum expiration period is ten years from date of grant. The vesting requirements are determined by the Board of Directors at the time of grant. Exercised options are issued from authorized Class A common stock. As of February 28, 2023, approximately 1,049,275 shares were available for future grants under the terms of these plans.

Options are measured at the fair value of the award at the date of grant and are recognized as an expense over the requisite service period. Compensation expense related to stock-based awards with vesting terms are amortized using the straight-line attribution method. There were no stock options granted during the years ended February 28, 2023, February 28, 2022, or February 28, 2021. During the years ended February 28, 2023, February 28, 2022, and February 28, 2021 there were no stock-based compensation costs or professional fees recorded by the Company and the Company had no unrecognized compensation costs at February 28, 2023 related to stock options and warrants.

Restricted stock awards are granted pursuant to the Company’s 2012 Equity Incentive Plan (the “2012 Plan”). A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates for a reason other than death, disability, or retirement prior to the release of the restrictions. Shares under restricted stock grants are not issued to the grantees before they vest. The Company’s Omnibus Equity Incentive Plan was established in 2014 (the “2014 Plan”). Pursuant to the 2014 Plan, Restricted Stock Units (“RSU’s”) may be awarded by the Company to any individual who is employed by, provides services to, or serves as a director of, the Company or its affiliates. RSU’s are granted based on certain performance criteria and vest on the later of three years from the date of grant, or the grantee reaching the age of 65 years. The shares will also vest upon termination of the grantee's employment by the Company without cause, provided that the grantee, at the time of termination, has been employed by the Company for at least 10 years, or as a result of the sale of all of the issued and outstanding stock, or all, or substantially all, of the assets of the subsidiary of which the grantee serves as CEO and/or President. When vested shares are issued to the grantee, the awards will be settled in shares or in cash, at the Company's sole option. The grantees cannot transfer the rights to receive shares before the restricted shares vest. There are no market conditions inherent in the award, only an employee performance requirement, and the service requirement that the respective employee continues employment with the Company through the vesting date. The Company expenses the cost of the RSU’s on a straight-line basis over the requisite service period of each employee. During the years ended February 28, 2023, February 28, 2022, and February 28, 2021, an additional 46,556, 48,527, and 48,269 RSU’s were granted under the 2014 Plan, respectively. The fair market value of the RSU’s, $8.28, $13.59, and 5.76 for Fiscal 2023, Fiscal 2022, and Fiscal 2021, respectively, were determined based on the mean of the high and low price of the Company's common stock on the grant dates.

Grant of Shares to Chief Executive Officer

On July 8, 2019, the Board of Directors approved a five-year Employment Agreement (the “Employment Agreement”), effective March 1, 2019, by and between the Company and Patrick M. Lavelle, the Company’s Chief Executive Officer. Under the terms of the Employment Agreement, in addition to a $1,000 yearly salary and a cash bonus based on the Company’s Adjusted EBITDA, Mr. Lavelle was granted the right to receive certain stock-based compensation as discussed below:

-
An initial stock grant of 200,000 fully vested shares of Class A Common Stock issued in July 2019 under the 2012 Plan.
-
Additional stock grants of 100,000 shares of Class A Common Stock to be issued on each of March 1, 2020, March 1, 2021, and March 1, 2022 under the 2012 Plan. Compensation expense of $157 and $409 was recognized during the years ended February 28, 2022, and February 28, 2021, respectively, based upon the grant fair value of $4.15 per share using the graded vesting attribution method. For the year ended February 28, 2023, there was no remaining compensation expense recognized related to these awards. On March 1, 2020, 100,000 of these stock grants vested, resulting in 100,000 shares of the Company’s Class A Common Stock being issued to Mr. Lavelle. On March 1, 2021, an additional 100,000 of these stock grants vested, resulting in 60,653 shares of Class A Common Stock being issued to Mr. Lavelle and 39,347 shares being withheld for taxes. On March 1, 2022, the final 100,000 of these stock grants vested, resulting in 61,337 shares of Class A Common Stock being issued to Mr. Lavelle and 38,663 shares being withheld for taxes.
-
Grant of market stock units (“MSU’s”) up to a maximum value of $5,000, based upon the achievement of a 90-calendar day average stock price of no less than $5.49 over the performance period ending on the third and fifth anniversary of the effective date of the Employment Agreement. The value of the MSU award increases based upon predetermined targeted 90-calendar day average stock prices with a maximum of $5,000 if the 90-calendar day average high stock price equals or exceeds $15.00. The average stock price is calculated based on the highest average closing price of one share of our Class A common stock, as reported on the NASDAQ Stock Market during any 90-calendar day period prior to each measurement date. The number of shares to be issued under the 2012 Plan related to the MSUs based upon achievement of the maximum award value of $5,000, and if issued at $15.00 per share, is estimated at 333,333 shares. The award may be settled in shares or in cash upon mutual agreement between the Company and Mr. Lavelle. Actual results may differ based upon when the high average stock price is achieved and settled. The Company used a Monte Carlo simulation to calculate the fair value of the award on the grant date. A Monte Carlo simulation requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date. We recognized stock-based compensation expense of $91, $241, and $241 for the years ended February 28, 2023, February 28, 2022, and February 28, 2021, respectively, related to these MSU’s using the graded vesting attribution method over the performance period. On March 1, 2022, 80% of this MSU award vested and was settled in cash, resulting in a payment made to Mr. Lavelle in the amount of $4,000 during the year ended February 28, 2023. As of February 28, 2023, 20% of the MSU’s remain outstanding.

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

Grant of Shares to President

On February 6, 2023, Voxx appointed Beat Kahli, the Company’s largest shareholder, President of the Company. The Company entered into an employment agreement with Mr. Kahli effective February 6, 2023 with a term ending on February 29, 2024. Under the terms of the employment agreement, in addition to a $300 yearly salary, Mr. Kahli was granted the right to receive stock-based compensation in the form of a stock grant of 20,000 shares of the Company's Class A Common Stock to be issued on each of June 30, 2023, September 30, 2023, December 31, 2023 and March 31, 2024. The grant fair value of these shares was $10.66 per share and compensation expense is recorded using the graded vesting attribution method.

The following table presents a summary of the activity related to the 2014 Plan and the initial stock grant and additional stock grants under the Employment Agreement for the year ended February 28, 2023:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested share balance at February 29, 2020	715,152	$5.07
Granted	88,269	7.18
Vested	(99,697)	7.21
Vested and settled	(100,000)	4.15
Forfeited	—	—
Unvested share balance at February 28, 2021	603,724	$5.18
Granted	48,527	13.59
Vested	(197,891)	5.76
Vested and settled	(100,000)	4.15
Forfeited	—	—
Unvested share balance at February 28, 2022	354,360	$6.30
Granted	66,556	9.00
Vested	(33,930)	6.10
Vested and settled	(100,000)	4.15
Forfeited	—	—
Unvested share balance at February 28, 2023	286,986	$7.70

At February 28, 2023, there were 501,505 shares of vested and unissued shares under the 2014 Plan with a weighted average fair value of $6.79. During the years ended February 28, 2023 and February 28, 2021, vested RSU awards for former employees of the Company, totaling 8,634 and 105,123 award units, respectively, were settled in cash in amounts totaling $81 and $575, respectively. During the year ended February 28, 2022, no RSU awards were settled in cash.

During the years ended February 28, 2023, February 28, 2022 and February 28, 2021 the Company recorded $609, $907, and $1,749, respectively, in stock-based compensation related to the 2014 Plan, and the initial stock grant, additional stock grants, and MSU’s under the Employment Agreement. As of February 28, 2023, unrecognized stock-based compensation expense related to unvested RSU’s was approximately $1,270 and will be recognized over the requisite service period of each employee.

v)
Accumulated Other Comprehensive Loss

	Foreign Currency Translation (Losses) Gains	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 29, 2020	$(17,739)	$(887)	$(429)	$(19,055)
Other comprehensive income (loss) before reclassifications	4,365	18	(470)	3,913
Reclassified from accumulated other comprehensive loss	—	—	165	165
Net current-period other comprehensive income (loss)	4,365	18	(305)	4,078
Balance at February 28, 2021	$(13,374)	$(869)	$(734)	$(14,977)
Other comprehensive (loss) income before reclassifications	(3,317)	158	485	(2,674)
Reclassified from accumulated other comprehensive loss	-	-	148	148
Net current-period other comprehensive (loss) income	(3,317)	158	633	(2,526)
Balance at February 28, 2022	$(16,691)	$(711)	$(101)	$(17,503)
Other comprehensive (loss) income before reclassifications	(1,876)	390	352	(1,134)
Reclassified from accumulated other comprehensive loss	-	-	(43)	(43)
Net current-period other comprehensive (loss) income	(1,876)	390	309	(1,177)
Balance at February 28, 2023	$(18,567)	$(321)	$208	$(18,680)

During the years ended February 28, 2023, February 28, 2022 and February 28, 2021, the Company recorded other comprehensive income (loss), net of associated tax impact of $171, $(40) and $(74), respectively, related to pension plan adjustments, and $20, $(101) and $106, respectively, related to derivatives designated in a hedging relationship.

The other comprehensive (loss) income before reclassification for foreign currency translation of $(1,876), $(3,317), and $4,365, respectively, includes the remeasurement of intercompany transactions of a long term investment nature of $1,639, $320 and $(1,244), respectively, with certain subsidiaries whose functional currency is not the U.S. dollar, and $(3,515), $(3,637) and $5,609, respectively, from translating the financial statements of the Company's non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar. Intercompany loans and transactions that are of a long-term investment nature are remeasured and resulting gains and losses shall be reported in the same manner as translation adjustments. Within foreign currency translation (losses) gains in Other comprehensive (loss) income for the years ended February 28, 2023, February 28, 2022 and February 28, 2021, the Company recorded total (losses) gains of $(1,660), $(2,728), and $4,136, respectively, related to the Euro; $(193), $(245), and $261, respectively, related to the Canadian Dollar; $57, $25 and $(53), respectively, for the Mexican Peso, as well as $92, $(120) and $21, respectively, for various other currencies. For the years ended February 28, 2023 and February 28, 2022, Other comprehensive (loss) income also included foreign currency (losses) gains of $(173) and $(249) from the Japanese Yen, generated by the Company’s Onkyo subsidiary, which was established in September 2021 and was not present in all previous fiscal years presented. These adjustments were caused by the strengthening/(weakening) of the U.S. Dollar against the Euro, Canadian Dollar, Mexican Peso, and the Japanese Yen between -10% and 19% in Fiscal 2023, -2% and 8% in Fiscal 2022, and -10% and 6% in Fiscal 2021.

w)
New Accounting Pronouncements

In March 2020 and January 2021, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU No. 2021-01, “Reference Rate Reform: Scope,” respectively. Together, these ASU’s provide optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 provides, among other things, guidance that modifications of contracts within the scope of Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; modifications of contracts within the scope of Topic 840, Leases, should be accounted for as a continuation of the existing contract; and, changes in the critical terms of hedging relationships caused by reference rate reform should not result in the de-designation of the instrument, provided certain criteria are met. ASU 2021-01 clarifies the scope and application of ASU 2020-04 and among other things, permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows. These optional expedients and exceptions are effective as of March 12, 2020 through December 31, 2024. The Company's Credit Facility with Wells Fargo transitioned to SOFR in conjunction with the amendment executed in February 2023 with no impact to the Company's consolidated financial statements (see Note 7). On May 1, 2023, VOXX HQ LLC, a wholly owned subsidiary of the Company, consented to a First Amendment to the Indenture of Trust relating to the Florida Industrial Revenue Bonds for the purpose of transitioning from a LIBOR based interest rate to a SOFR based interest rate (see Note 7). Effective May 3, 2023, VOXX HQ LLC entered into an Amended and Restated Confirmation of Swap Transaction with Wells Fargo Bank N.A. related to the interest rate swap that hedges the Company's interest rate exposure on the Florida Industrial Revenue Bonds. The swap contract was amended to reference SOFR, as well as set a new fixed rate equal to 3.43%.

In October 2021, the FASB issued ASU No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts With Customers,” which amends the accounting for contract assets acquired and contract liabilities assumed from contracts with customers in business combinations (“acquired contract balances”). The update requires contract assets and contract liabilities from contracts with customers that are acquired in a business combination to be recognized and measured as if the acquirer had originated the original contract. Previously, acquired contract assets and liabilities were measured at fair value. The ASU is effective for fiscal years beginning after December 15, 2022. Early adoption is permitted. We do not expect the adoption to have a material impact on our consolidated financial statements.

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

In March 2023, the FASB issued ASU No. 2023-01, "Leases (Topic 842): Common Control Arrangements." The amendment clarifies the accounting for leasehold improvements associated with common control leases, by requiring that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease. Additionally, leasehold improvements associated with common control leases should be accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. The guidance will be effective for annual and interim periods beginning after December 15, 2023. We do not expect the adoption to have a material impact on our consolidated financial statements.

In March 2023, the FASB issued ASU No. 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investment Tax Credit Structures Using the Proportional

Amortization Method." The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. This guidance will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently evaluating the impact this update may have on its consolidated financial statements.

2)
Acquisitions

Onkyo

On April 29, 2021, the Company’s subsidiary, PAC signed a Letter of Intent to acquire certain assets of the home audio/video business of Onkyo Home Entertainment Corporation (“OHEC”), along with Sharp Corporation (“Sharp”) as PAC’s partner. On May 26, 2021, PAC and Sharp signed an asset purchase agreement (“APA”) to jointly acquire the home audio/video business of OHEC through a joint venture entity. The APA was approved by OHEC’s shareholders at its ordinary general meeting of shareholders on June 25, 2021 and on June 28, 2021, the Company announced that PAC had entered into a joint venture with Sharp in order to execute the transaction. PAC owns 77.2% of the joint venture and has 85.1% voting interest and Sharp owns 22.8% of the joint venture and has 14.9% voting interest. On September 8, 2021, the newly formed joint venture, Onkyo Technology KK (“Onkyo”), completed the transaction to acquire certain assets of the home audio/video business of OHEC. The acquired assets consisted of intangible assets.

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

The following summarizes the allocation of the purchase price based upon the fair value of the assets acquired at the date of acquisition:

	September 8, 2021	Measurement Period Adjustments	September 8, 2021 (as adjusted)
Purchase price:
Cash paid	$21,989	$-	$21,989
Assignment of notes and interest receivable	8,417	-	8,417
Fair value of contingent consideration	6,710	1,119	7,829
Total transaction consideration	$37,116	$1,119	$38,235

Allocation:
Intangible assets	$26,929	$(7,905)	$19,024
Goodwill	10,187	9,024	19,211
Total assets acquired	$37,116	$1,119	38,235

During Fiscal 2022 and during the third quarter of Fiscal 2023, the Company recorded a cumulative net measurement period adjustment that increased goodwill by $9,024. The measurement period adjustment would have resulted in a decrease in amortization expense related to tradenames and technology in the third quarter of Fiscal 2022 and was not significant. The Company made the measurement period adjustment to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. The assets acquired include tradenames, technology, and goodwill. The amounts assigned to goodwill and intangible assets for the acquisition are as follows:

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

The original terms of the contingent consideration payable to OHEC was based upon the calculation of 2% of the total price of certain future product purchases, as defined in the APA, by PAC. Such payments were due to OHEC in perpetuity. The fair value of the contingent consideration was determined using an income approach, by estimating potential payments based on projections of future inventory purchases multiplied by the 2% payment and discounting them back to their present values using a weighted average cost of capital. A second discount rate was applied to account for the Company’s credit risk to arrive at the present value of the payments. As there was no set term and the payments were intended to be made in perpetuity, a one-stage Gordon Growth Model was used to account for expected payments made beyond the last year of projections.

On May 13, 2022, OHEC filed for bankruptcy protection in Japan. The filing did not include the assets previously purchased by Onkyo on September 8, 2021. On February 10, 2023, the contingent consideration obligation was settled with the bankruptcy trustee of OHEC for $6,000, for a gain of $443. This settlement relieves Onkyo from the future payments of 2% of the total purchase price of certain future product purchases that were to be made in perpetuity. The $6,000 settlement amount is to be paid in three installments of $1,500, $2,500, and $2,000. The first installment of $1,500 was made in February 2023. The remaining installments totaling $4,500, as of February 28, 2023, is expected to be made in Fiscal 2024 after the completion of the obligation of the bankruptcy trustee of OHEC under the settlement agreement.

The Company has consolidated the financial results of Onkyo since the acquisition date for financial reporting purposes. The non-controlling interest has been classified as redeemable non-controlling interest outside of equity on the accompanying Consolidated Balance Sheets as the exercise of the put option is not within the Company’s control. The carrying value of the redeemable non-controlling interest of Onkyo cannot be less than the redemption amount, which is the amount the put option would be settled for if exercised. Adjustments to reconcile the carrying value to the redemption amount are recorded immediately to retained earnings. No adjustment was made to the carrying amount of the redeemable non-controlling interest at February 28, 2023 as the excess of the redemption amount over the carrying amount was minimal.

The following table provides the rollforward of the redeemable non-controlling interest for the year ended February 28, 2023:

Redeemable Non-controlling Interest
Balance at February 28, 2022	$511
Net loss attributable to non-controlling interest	(66)
Comprehensive loss attributable to non-controlling interest	(125)
Foreign currency translation	(88)
Balance at February 28, 2023	$232

The purpose of this acquisition was to expand the Company’s market share and product offerings within the premium audio industry. The joint venture owns the Onkyo and Integra brands and has the licensing rights to the Pioneer brands. The Company will market and sell a variety of products under the Onkyo, Integra, and Pioneer brands through the Company's subsidiary, 11 Trading Company. Onkyo’s results of operations are included in the consolidated financial statements of Voxx in our Consumer Electronics segment from September 8, 2021. Onkyo's sales eliminate in consolidation and totaled $11,027 and $5,190 of the Company's net sales before consolidation for the years ended February 28, 2023 and February 28, 2022, respectively. Prior to the acquisition, PAC operated under a distribution agreement with OHEC through its 11 TC subsidiary, selling Onkyo and Pioneer products to Voxx customers. No additional customer contracts were acquired in conjunction with the acquisition and 11TC continues to sell these products to the same pre-acquisition customer base.

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

Directed LLC and Directed Electronics Canada, Inc.

On July 1, 2020, the Company completed the acquisition of certain assets and liabilities, which comprise the aftermarket vehicle remote start and security systems and connected car solutions (telematics) businesses of Directed LLC and Directed Electronics Canada Inc. (collectively, with Directed LLC, “Directed”) via an asset purchase agreement. The acquired assets included inventory, accounts receivable, certain fixed assets, IT systems, and intellectual property. The cash purchase price was $11,000. Net sales from the Company’s newly formed subsidiaries, VOXX DEI LLC and VOXX DEI Canada, Ltd. (collectively, with VOXX DEI LLC, “DEI”), included in our consolidated results for the years ended February 28, 2023, February 28, 2022, and February 28, 2021 represented approximately 9.1%, 10.4%, and 8.4% of our consolidated net sales, respectively. DEI’s results of operations are included in the consolidated financial statements of Voxx in our Automotive Electronics segment. The purpose of this acquisition was to expand the Company’s market share within the automotive electronics industry.

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

Effective September 1, 2015, Voxx acquired a majority voting interest in substantially all of the assets and certain specified liabilities of EyeLock, Inc. and EyeLock Corporation, a market leader of iris-based identity authentication solutions, through a newly formed entity, EyeLock LLC. The Company has issued EyeLock LLC a promissory note for the purposes of repaying protective advances and funding working capital requirements of the company. On August 25, 2022, this promissory note was amended and restated to allow EyeLock LLC to borrow up to maximum of $71,200. Through March 1, 2019, interest on the outstanding principal of the loan accrued at 10%. From March 1, 2019 forward, interest accrues at 2.5%. The amended and restated promissory note is due on September 30, 2023. The outstanding principal balance of this promissory note is convertible at the sole option of Voxx into units of EyeLock LLC. If Voxx chooses not to convert into equity, the outstanding loan principal of the amended and restated promissory note will be repaid at a multiple of 1.50 based on the repayment date. The agreement includes customary events of default and is collateralized by all of the property of EyeLock LLC.

We have determined that we hold a variable interest in EyeLock LLC as a result of:

•
our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and
•
the loan agreement with EyeLock LLC, which has a total outstanding principal balance of $66,175 as of February 28, 2023.

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

On April 29, 2021, EyeLock LLC entered into a three-year exclusive distribution agreement (the “Agreement”) with GalvanEyes LLC (“GalvanEyes”), a Florida LLC managed by Beat Kahli, the largest holder of Voxx’s Class A Common Shares. The Agreement provides that GalvanEyes will become the exclusive distributor of EyeLock products in the European Union, Switzerland, Puerto Rico, Malaysia, and Singapore, with the exception of any existing customer relationships. GalvanEyes was also granted exclusive distribution rights in the United States for the residential real estate market and specific U.S. Government agencies, and non-exclusive distribution rights in all other territories and verticals with the Company’s consent. The Agreement also includes a put/call arrangement, whereby GalvanEyes has the right to put the exclusivity back to EyeLock after the initial two-year period for a 20.0% interest in EyeLock. In turn, EyeLock has the ability to call the exclusivity during the term of the Agreement, based on the occurrence of certain events, which would result in a 20.0% equity interest given to GalvanEyes. Under the Agreement, in addition to paying for any products purchased, GalvanEyes has agreed to pay EyeLock $10,000 in the form of an annual fee, over a two-year period, of up to $5,000 per year, with payments on a quarterly basis beginning on September 1, 2021. Any gross profit generated on the sale of EyeLock LLC products by GalvanEyes will be deducted from the annual fee. The value of the put/call arrangement was not significant at February 28, 2023. On February 28, 2023, the Company received a payment in the amount of $1,249 for the quarterly installment payment due from GalvanEyes for the three months ended February 28, 2023. The Company has also recorded a corresponding liability within Other long-term liabilities on the accompanying Consolidated Balance Sheets, representing a prepayment made by GalvanEyes of a 20% interest in EyeLock upon exercise of the put option. The balance of this liability at February 28, 2023 and February 28, 2022 was $7,317 and $2,451, respectively, which includes the balance receivable at February 28, 2023, as well as previous payments received since September 1, 2021.

Assets and Liabilities of EyeLock LLC

The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheets as of February 28, 2023 and February 28, 2022:

	February 28, 2023	February 28, 2022
Assets
Current assets:
Cash and cash equivalents	$158	$25
Accounts receivable, net	520	47
Inventory, net	1,836	2,028
Prepaid expenses and other current assets	93	245
Total current assets	2,607	2,345
Property, plant and equipment, net	9	39
Intangible assets, net	1,786	2,057
Other assets	8	59
Total assets	$4,410	$4,500
Liabilities and Partners' Deficit
Current liabilities:
Accounts payable	$864	$1,023
Interest payable to VOXX	14,803	13,099
Accrued expenses and other current liabilities	296	766
Due to VOXX	66,175	66,390
Total current liabilities	82,138	81,278
Prepaid ownership interest due to GalvanEyes LLC	7,317	2,451
Other long-term liabilities	1,200	1,200
Total liabilities	90,655	84,929
Commitments and contingencies
Partners' deficit:
Capital	41,416	41,416
Retained losses	(127,661)	(121,845)
Total partners' deficit	(86,245)	(80,429)
Total liabilities and partners' deficit	$4,410	$4,500

The assets of EyeLock LLC can only be used to satisfy the obligations of EyeLock LLC.

Revenue and Expenses of EyeLock LLC

The following table sets forth the revenue and expenses of EyeLock LLC that were included in our Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended February 28, 2023, February 28, 2022, and February 28, 2021:

	Year Ended	Year Ended	Year Ended
	February 28, 2023	February 28, 2022	February 28, 2021
Net sales	$1,046	$882	$836
Cost of sales	688	694	1,025
Gross profit	358	188	(189)
Operating expenses:
Selling	575	653	603
General and administrative	1,509	1,410	1,785
Engineering and technical support	2,355	5,817	4,674
Total operating expenses	4,439	7,880	7,062
Operating loss	(4,081)	(7,692)	(7,251)
Other (expense) income:
Interest and bank charges	(1,720)	(1,662)	(1,475)
Other, net	(15)	—	—
Total other expense, net	(1,735)	(1,662)	(1,475)
Loss before income taxes	(5,816)	(9,354)	(8,726)
Income tax expense	—	—	—
Net loss	$(5,816)	$(9,354)	$(8,726)

4)
Receivables from Vendors

The Company has recorded receivables from vendors in the amount of $112 and $363 as of February 28, 2023 and February 28, 2022, respectively. Receivables from vendors primarily represent prepayments on product shipments and product reimbursements.

5)
Equity Investment

The Company has a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary ("ASA"), which acts as a distributor of mobile electronics specifically designed for niche markets within the Automotive industry, including RV’s; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles. ASC 810 requires the Company to evaluate non-consolidated entities periodically, and as circumstances change, to determine if an implied controlling interest exists. During Fiscal 2023, the Company evaluated this equity investment and concluded that ASA is not a variable interest entity. ASA’s fiscal year end is November 30, 2022; however, the results of ASA as of and through February 28, 2023 have been recorded in the consolidated financial statements.

The following presents summary financial information of ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	February 28, 2023	February 28, 2022
Current assets	$48,391	$46,202
Non-current assets	6,525	7,382
Liabilities	10,880	10,888
Members' equity	44,036	42,696

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	February 28, 2023	February 28, 2022	February 28, 2021
Net sales	$104,997	$114,825	$95,866
Gross profit	25,671	27,517	24,124
Operating income	13,749	15,695	12,938
Net income	13,938	15,780	14,700

The Company's share of income from ASA for the years ended February 28, 2023, February 28, 2022 and February 28, 2021 was $6,969, $7,890, and $7,350, respectively. In addition, the Company received cash distributions from ASA totaling $6,300, $9,809, and $6,009 during the years ended February 28, 2023, February 28, 2022, and February 28, 2021, respectively.

Undistributed earnings from equity investments amounted to $16,692 and $16,022 at February 28, 2023 and February 28, 2022, respectively.

Net sales transactions between the Company and ASA were $232, $315, and $260 for the years ended February 28, 2023, February 28, 2022, and February 28, 2021, respectively. Accounts receivable balances from ASA were $49 and $68 as of February 28, 2023 and February 28, 2022, respectively.

6)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	February 28, 2023	February 28, 2022
Commissions	$623	$934
Employee compensation	15,878	17,082
Professional fees and accrued settlements	1,526	1,620
Future warranty	5,845	4,470
Refund liability	5,181	5,469
Freight and duty	7,508	10,342
Royalties, advertising and other	5,295	14,057
Total accrued expenses and other current liabilities	$41,856	$53,974

7)
Financing Arrangements

The Company has the following financing arrangements:

	February 28, 2023	February 28, 2022
Domestic credit facility (a)	$29,000	$—
Florida mortgage (b)	6,115	6,614
Euro asset-based lending obligation - VOXX Germany (c)	—	1,906
Shareholder loan payable to Sharp (d)	4,079	4,718
Total debt	39,194	13,238
Less: current portion of long-term debt	500	2,406
Long-term debt before debt issuance costs	38,694	10,832
Less: debt issuance costs	1,181	1,046
Total long-term debt	$37,513	$9,786

a)
Domestic Bank Obligations

The Company has a senior secured credit facility (the “Credit Facility") with Wells Fargo Bank, N.A. (“Wells Fargo”), which was amended on February 15, 2023. The amended Credit Facility provides for an increase in the revolving credit facility with committed availability of up to $165,000 and also includes a $50,000 sublimit for letters of credit and a $15,000 sublimit for Swing Loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 7(b)). The remaining availability under the revolving credit line of the Credit Facility was $84,033 as of February 28, 2023.

Any amounts outstanding under the Credit Facility will mature and become immediately due on April 19, 2026; however, the Credit Facility is subject to acceleration upon the occurrence of an Event of Default (as defined in the Credit Agreement). The Company may prepay any amounts outstanding at any time. Commitments under the Credit Facility may be irrevocably reduced at any time, without premium or penalty as set forth in the Credit Facility.

Pursuant to the amendment to the Credit Facility on February 25, 2023 the LIBOR rate previously in place for the revolving credit facility was replaced by the SOFR rate. As of the effective date of the amendment, any outstanding LIBOR rate loans automatically converted to SOFR Loans. Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or SOFR Loans, except that Swing Loans may only be designated as Base Rate Loans. Loans under the Credit Facility designated as SOFR Loans shall bear interest at a rate equal to the then-applicable SOFR Rate plus a range of 1.75% - 2.25% (6.44% at February 28, 2023). Loans under the Credit Facility designated as Base Rate Loans shall bear interest at a rate equal to the applicable margin for Base Rate Loans of 0.75% - 1.25%, as defined in the agreement and shall not be lower than 1.75% (8.50% at February 28, 2023).

Provided the Company is in a Compliance Period (the period commencing on the day in which Excess Availability is less than 15% of the Maximum Revolver Amount and ending on a day in which Excess Availability is equal to or greater than 15% for any consecutive 30-day period thereafter), the Credit Facility requires compliance with a financial covenant calculated as of the last day of each month consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the Credit Facility, the lenders would have the right to assume dominion and control over the Company's cash. As of February 28, 2023, the Company was not in a Compliance Period.

The obligations under the Credit Facility are secured by a general lien on, and security interest in, substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles, and inventory. The Company has guaranteed the obligations of the borrowers under the Credit Facility.

The Company has deferred financing costs related to the Credit Facility and previous amendments and modifications of the Credit Facility. In conjunction with the amendment to its Credit Facility on February 15, 2023, the Company incurred additional financing fees of $398 that will be amortized over the remaining term of the facility. The Company accounted for the February 2023 amendment to the Credit Facility as a modification of debt. Deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance and are amortized through Interest and bank charges in the Consolidated Statements of Operations and Comprehensive (Loss) Income over the remaining term of the Credit Facility. The Company amortized $231 during the year ended February 28, 2023 and $241 during both of the years ended February 28, 2022 and February 28, 2021. The net unamortized balance of these deferred financing costs at February 28, 2023 is $1,088.

Charges incurred on the unused portion of the Credit Facility and its predecessor revolving credit facility during the years ended February 28, 2023, February 28, 2022, and February 28, 2021 totaled $686, $739, and $504, respectively, and are included within Interest and Bank Charges on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

b)
Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida (the “Construction Loan”). Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. The Florida Mortgage bears interest at 70% of 1-month LIBOR plus 1.54% (6.21% at February 28, 2023) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The Company is in compliance with the financial covenants of the Florida Mortgage, which are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016 and amended in April 2021 and February 2023. The amendment to the Credit Facility in April 2021 provided for a Benchmark Replacement that will replace the LIBOR rate for the Florida Mortgage. The Benchmark Replacement is subject to the occurrence of a Benchmark Transition Event, as defined in the Second Amended and Restated Credit Agreement and becomes effective after a five-day transition period following the event. The amendment to the Credit Facility in February 2023 was not deemed a Benchmark Transition Event for the Florida Mortgage and the interest rate in effect for this loan remains referenced to LIBOR at February 28, 2023.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, which are recorded as deferred financing costs and included in Long-term debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and are being amortized through Interest and bank charges in the Consolidated Statements of Operations and Comprehensive (Loss) Income over the ten-year term of the Florida Mortgage. The Company amortized $31 of these costs during each of the years ended February 28, 2023, February 28, 2022, and February 28, 2021. The net unamortized balance of these deferred financing costs at February 28, 2023 is $93.

On July 20, 2015, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure related to the Florida Mortgage and pays a fixed rate of 3.48% under the swap agreement (see Note 1(e)).

On May 1, 2023, VOXX HQ LLC, a wholly owned subsidiary of the Company, consented to a First Amendment and Supplement to the Indenture of Trust relating to the Florida Industrial Revenue Bonds which were purchased by Wells Fargo N.A., and which provided for a replacement benchmark from LIBOR to SOFR including a modification to the interest rate to 79% of the applicable SOFR Rate plus 1.87%. On May 3, 2023, VOXX HQ LLC entered into an Amended and Restated Confirmation of Swap Transaction with Wells Fargo Bank N.A. related to the interest rate swap that hedges the Company's interest rate exposure on the Florida Industrial Revenue Bonds. The swap contract was amended to reference the SOFR Rate, as well as set a new fixed rate equal to 3.43%

c)
Euro Asset-Based Lending Obligation – VOXX Germany

Foreign bank obligations include a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000, for the Company's subsidiary, VOXX Germany, which expires on July 31, 2023. The rate of interest for the ABL is the three-month Euribor plus 2.30% (5.04% at February 28, 2023).

d)
Shareholder Loan Payable to Sharp Asset

In conjunction with the capitalization and funding of the Company’s Onkyo joint venture with its partner Sharp, which was created in order to execute the acquisition of certain assets of the home audio/video business of OHEC on September 8, 2021 (see Note 2), Onkyo entered into a loan agreement with the shareholders of the joint venture, PAC and Sharp. The loan balance outstanding at February 28, 2023 represents the portion of the loan payable to Sharp. The loan balance due to PAC eliminates in consolidation. All amounts outstanding under the loan will mature and become payable ten years from the execution date of the acquisition, which is September 8, 2031. The loan may be prepaid subject the approval of the board of directors of the joint venture and must be repaid if either the put or call option is exercised in accordance with the joint venture agreement. The rate of interest for the shareholder loan is 2.5% and the loan is secured by a second priority lien on and secured interest in all assets of Onkyo.

The following is a maturity table for debt and bank obligations outstanding at February 28, 2023 for each of the following fiscal years:

2024	$500
2025	500
2026	500
2027	33,615
2028	-
Thereafter	4,079
Total	$39,194

The weighted-average interest rate on short-term debt was 3.48% for Fiscal 2023 and 2.66% for Fiscal 2022. Interest expense related to the Company's financing arrangements for the years ended February 28, 2023, February 28, 2022 and February 28, 2021 was $2,299, $550, and $825, respectively, of which $1,507 and $326 was related to the Credit Facility for the years ended February 28, 2023 and February 28, 2021. For the year ended February 28, 2022, none of the Company’s interest expense was related to the Credit Facility, as there was no outstanding balance during Fiscal 2022.

8)
Income Taxes

The components of income (loss) before the provision (benefit) for income taxes are as follows:

	Year Ended	Year Ended	Year Ended
	February 28, 2023	February 28, 2022	February 28, 2021
Domestic Operations	$(33,501)	$(26,665)	$24,485
Foreign Operations	2,551	826	3,153
	$(30,950)	$(25,839)	$27,638

The provision (benefit) for income taxes is comprised of the following:

	Year Ended	Year Ended	Year Ended
	February 28, 2023	February 28, 2022	February 28, 2021
Current provision (benefit)
Federal	$254	$20	$(10)
State	242	804	1,172
Foreign	1,248	2,148	496
Total current provision	$1,744	$2,972	$1,658
Deferred (benefit) provision
Federal	$(394)	$(2,300)	$3,362
State	(271)	1,010	(84)
Foreign	(1,118)	(56)	(664)
Total deferred (benefit) provision	$(1,783)	$(1,346)	$2,614
Total (benefit) provision
Federal	$(140)	$(2,280)	$3,352
State	(29)	1,814	1,088
Foreign	130	2,092	(168)
Total (benefit) provision	$(39)	$1,626	$4,272

The effective tax rate before income taxes varies from the current statutory U.S. federal income tax rate as follows:

	Year Ended		Year Ended		Year Ended
	February 28, 2023		February 28, 2022		February 28, 2021
Tax benefit at Federal statutory rates	$(6,499)	21.0%	$(5,426)	21.0%	$5,804	21.0%
State income taxes, net of Federal benefit	(711)	2.3	(282)	1.1	983	3.5
Change in valuation allowance	5,785	(18.7)	7,214	(28.0)	(3,365)	(12.2)
Change in tax reserves	(173)	0.5	(227)	0.9	(311)	(1.1)
Non-controlling interest	476	(1.5)	766	(3.0)	714	2.6
U.S. effects of foreign operations	379	(1.2)	(2,135)	8.3	521	1.9
Permanent differences and other	794	(2.6)	581	(2.2)	(192)	(0.7)
Foreign rate differential	402	(1.3)	787	(3.1)	412	1.5
Change in tax rate	39	(0.1)	105	(0.4)	102	0.4
Research & development credits	(531)	1.7	243	(0.9)	(396)	(1.4)
Effective tax rate	$(39)	0.1%	$1,626	(6.3)%	$4,272	15.5%

The U.S. effects of foreign operations includes the US global intangible low tax income (“GILTI”) inclusion, net of the IRC Section 250 deduction and foreign derived intangible income (“FDII”) deduction, foreign tax credits, and other foreign adjustments. Permanent differences and other include nondeductible expenses, Section 162(m) limitation on executive compensation, and other adjustments.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	February 28, 2023	February 28, 2022
Deferred tax assets:
Accounts receivable	$192	$301
Inventory	4,196	4,356
Property, plant and equipment	2,467	1,903
IRC Section 174 - Capitalized R&D	3,735	—
Interim arbitration award	10,453	9,515
Operating lease	811	999
Accruals and reserves	6,097	5,946
Deferred compensation	268	297
Warranty reserves	1,465	692
Unrealized gains and losses	4,877	4,219
Partnership investments	3,262	3,399
Net operating losses	5,270	6,278
Foreign tax credits	1,739	2,254
Other tax credits	5,344	5,220
Deferred tax assets before valuation allowance	50,176	45,379
Less: valuation allowance	(35,421)	(30,059)
Total deferred tax assets	14,755	15,320
Deferred tax liabilities:
Intangible assets	(16,035)	(17,464)
Prepaid expenses	(1,513)	(2,079)
Operating lease	(798)	(977)
Deferred financing fees	(46)	(60)
Total deferred tax liabilities	(18,392)	(20,580)
Net deferred tax liability	$(3,637)	$(5,260)

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating loss carryforwards can be utilized. We consider the level of historical taxable income, scheduled reversal of temporary differences, tax planning strategies, and projected future taxable income in determining whether a valuation allowance is warranted. Significant weight is given to positive and negative evidence that is objectively verifiable.

The Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. In addition, the Company maintains a valuation allowance against deferred tax assets in certain foreign jurisdictions. The Company's valuation allowance increased by $5,362 during the year ended February 28, 2023. Any further increase or reduction in the valuation allowance could have a favorable or unfavorable impact on our income tax provision and net income in the period in which such determination is made.

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

As of February 28, 2023, the Company has capital loss carryforwards of approximately $14,056 which expire in 2024 which are only available to offset capital gain income. The Company has foreign tax credits of $986 which expire in tax years 2031 through 2032. The Company has federal research and development tax credits of $3,805 which expire in tax years 2036 through 2042. The Company has various foreign net operating loss carryforwards, state net operating loss carryforwards, and state tax credits that expire in various years and amounts through tax year 2042.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance at February 29, 2020	$7,235
Additions based on tax positions taken in the current and prior years	3
Settlements	—
Decreases based on tax positions taken in the prior years	(490)
Other	112
Balance at February 28, 2021	$6,860
Additions based on tax positions taken in the current and prior years	140
Settlements	—
Decreases based on tax positions taken in the prior years	(563)
Other	(172)
Balance at February 28, 2022	$6,265
Additions based on tax positions taken in the current and prior years	114
Settlements	—
Decreases based on tax positions taken in prior years	(484)
Other	89
Balance at February 28, 2023	$5,984

Of the amounts reflected in the table above at February 28, 2023, $5,984, if recognized, would reduce our effective tax rate. If recognized, $5,212 of the unrecognized tax benefits are likely to attract a full valuation allowance, thereby offsetting the favorable impact to the effective tax rate. Our unrecognized tax benefit non-current consolidated balance sheet liability, including interest and penalties, is $966. The Company records accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income. For the years ended February 28, 2023, February 28, 2022 and February 28, 2021, interest and penalties on unrecognized tax benefits were $(5), $(28) and $4, respectively. The balance as of February 28, 2023 and February 28, 2022 was $194 and $198, respectively. It is reasonably possible that unrecognized tax benefits will decrease by approximately $300 within the next 12 months.

The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statutes of limitations. The earliest years' tax returns filed by the Company that are still subject to examination by the tax authorities in the major jurisdictions are as follows:

Jurisdiction	Tax Year

U.S.	2018
Netherlands	2017
Germany	2018

9)
Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	21,167,527	21,614,629	one	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	ten	Ratably with Class A

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

Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity and amounted to 3,370,657 and 2,862,218 shares at February 28, 2023 and February 28, 2022, respectively. The cost basis for subsequent sales of treasury shares is determined using an average cost method. In Fiscal 2020, the Company was authorized by the Board of Directors to increase the number of Class A Common Stock available for repurchase in the open market to 3,000,000. During the years ended February 28, 2023 and February 28, 2022, the Company repurchased 508,439 and 113,000 shares of Class A Common Stock, respectively, for an aggregate cost of $5,147 and $1,220, respectively. During the year ended February 28, 2021, the Company repurchased no shares. As of February 28, 2023, 1,797,437 shares of the Company's Class A common stock are authorized to be repurchased in the open market.

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

As of February 28, 2023, approximately 1,049,275 shares of the Company's Class A common stock are reserved for issuance under the Company's Restricted and Stock Option Plans.

b)
Profit Sharing Plans

The Company has established two non-contributory employee profit sharing plans for the benefit of its eligible employees in the United States and Canada. The plans are administered by trustees appointed by the Company. No discretionary contributions were made during the years ended February 28, 2023, February 28, 2022, and February 28, 2021. Contributions required by law to be made for eligible employees in Canada were not material for all periods presented.

c)
401(k) Plans

The VOXX International Corporation 401(k) plan is for all eligible domestic employees. The Company matches a portion of the participant's contributions after three months of service under a predetermined formula based on the participant's contribution level. Shares of the Company's Common Stock are not an investment option in the 401(k) plan and the Company does not use such shares to match participants' contributions. During the years ended February 28, 2023, February 28, 2022, and February 28, 2021, the Company contributed, net of forfeitures, $685, $689, and $555 to the 401(k) Plan.

d)
Cash Bonus Profit Sharing Plan

The Company has a Cash Bonus Profit Sharing Plan that allows it to make profit sharing contributions for the benefit of eligible employees for any fiscal year based on a pre-determined formula on the Company's pre-tax profits. The size of the contribution is dependent upon the performance of the Company. A participant’s share of the contribution is determined pursuant to the participant’s eligible wages for the fiscal year as a percentage of total eligible wages for all participants. There were no contributions made to the plan for the years ended February 28, 2023, February 28, 2022 and February 28, 2021.

e)
Deferred Compensation Plan

A Deferred Compensation Plan (the “Plan”) was adopted by the Company in 1999 for Vice Presidents and above. The Plan is intended to provide certain executives with supplemental retirement benefits as well as to permit the deferral of more of their compensation than they are permitted to defer under the Profit Sharing and 401(k) Plans. The Plan provides for a matching contribution equal to 25% of the employee deferrals up to $20 to be made at the Company’s discretion. No matching contributions were made for the years ended February 28, 2023, February 28, 2022, and February 28, 2021. The Plan is not intended to be a qualified plan under the provisions of the Internal Revenue Code. All compensation deferred under the Plan is held by the Company in an investment trust which is considered an asset of the Company. The Company has the option of amending or terminating the Plan at any time.

The investments, which amounted to $1,053 and $1,231 at February 28, 2023 and February 28, 2022, respectively, are classified as long-term marketable equity securities and are included in Investment securities on the accompanying Consolidated Balance Sheets and a corresponding liability is recorded in Deferred compensation, which is classified as a non-current liability. Unrealized gains and losses on the marketable securities and corresponding deferred compensation liability net to zero in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income.

11)
Lease Obligations

The Company accounts for operating and finance leases in accordance with ASC Topic 842, Leases. We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration. Control of an underlying asset is conveyed if we obtain the rights to direct the use of, and to obtain substantially all of the economic benefit from, the use of the underlying asset. Some of our leases include both lease and non-lease components which are accounted for as a single lease component, as we elected the practical expedient in ASC 842-10-15-37. Some of our operating lease agreements include variable lease costs, including taxes, common area maintenance, or increases in rental costs related to inflation. Such variable payments, other than those dependent upon a market index or rate, are expensed when the obligation for those payments is incurred. Lease expense is recorded in operating expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less which do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise are considered short term leases and are not recorded on the balance sheet. The Company had no short-term leases during the year ended February 28, 2023.

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

Refer to the Consolidated Statements of Cash Flows for supplemental cash flow information related to leases.

The components of lease cost for the year ended February 28, 2023 were as follows:

	February 28, 2023	February 28, 2022	February 28, 2021
Operating lease cost (a) (c)	$1,508	$1,383	$1,169
Finance lease cost:
Amortization of right of use assets (a)	283	403	596
Interest on lease liabilities (b)	4	11	28
Total finance lease cost	$287	$414	$624

(a)
Recorded within Selling, general, and administrative; Engineering and technical support; and Cost of sales on the Consolidated Statements of Operations and Comprehensive (Loss) Income.
(b)
Recorded within Interest and bank charges on the Consolidated Statements of Operations and Comprehensive (Loss) Income.
(c)
Includes immaterial amounts related to variable rent expense.

Supplemental balance sheet information related to leases is as follows:

	February 28, 2023	February 28, 2022
Operating Leases
Operating lease, right of use assets	$3,632	$4,464
Total operating lease right of use assets	$3,632	$4,464
Accrued expenses and other current liabilities	$1,173	$1,255
Operating lease liabilities, less current portion	2,509	3,298
Total operating lease liabilities	$3,682	$4,553
Finance Leases
Property, plant and equipment, gross	$2,754	$2,503
Accumulated depreciation	(2,491)	(2,208)
Total finance lease right of use assets	$263	$295
Accrued expenses and other current liabilities	$203	$224
Finance lease liabilities, less current portion	63	78
Total finance lease liabilities	$266	$302
Weighted Average Remaining Lease Term
Operating leases	5.0 years	5.5 years
Finance leases	1.2 years	1.3 years
Weighted Average Discount Rate
Operating leases	3.83%	4.01%
Finance leases	3.51%	3.87%

At February 28, 2023, maturities of lease liabilities for each of the succeeding years were as follows:

	Operating Leases	Finance Leases
2024	$1,269	$203
2025	780	64
2026	547	—
2027	374	—
2028	245	—
Thereafter	787	—
Total lease payments	4,002	267
Less imputed interest	320	1
Total	$3,682	$266

As of February 28, 2023, the Company has not entered into any lease agreements that have not yet commenced.

The Company owns and occupies buildings as part of its operations. Certain space within these buildings may, from time to time, be leased to third parties from which the Company earns rental income as lessor. This leased space is recorded within property, plant and equipment and was not material to the Company's Consolidated Balance Sheets at February 28, 2023. Rental income earned by the Company for the years ended February 28, 2023, February 28, 2022, and February 28, 2021 was $911, $678, and $739, respectively, which is recorded within Other income (expense).

12)
Financial Instruments
a)
Off-Balance Sheet Risk

Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit principally to secure certain bank obligations and insurance policies. The Company had no open commercial letters of credit at February 28, 2023. Standby letters of credit amounted to $50 at February 28, 2023. The terms of these letters of credit are all less than one year. No material loss is anticipated due to nonperformance by the counter parties to these agreements. The fair value of the standby letters of credit is estimated to be the same as the contract values based on the short-term nature of the fee arrangements with the issuing banks.

At February 28, 2023, the Company had unconditional purchase obligations for inventory commitments of $97,606. These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

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

At February 28, 2023 and February 28, 2022, the Company's five largest customer balances accounted for approximately 20% and 24% of accounts receivable, respectively. No single customer accounted for more than 10% of net sales during the years ended February 28, 2023 or February 28, 2022. One customer in the Company’s Consumer Electronics segment accounted for 12% of the Company’s total consolidated net sales during the year ended February 28, 2021. The Company's five largest customers represented 17%, 21%, and 30% of net sales during the years ended February 28, 2023, February 28, 2022, and February 28, 2021, respectively.

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

Our Automotive Electronics segment designs, manufactures, distributes and markets rear-seat entertainment devices, remote start systems, automotive security products and devices, vehicle access systems, mobile interface modules, mobile multimedia devices, aftermarket/OE-styled radios, car link-smartphone telematics applications, driver distraction products, collision avoidance systems, location-based services, turn signal switches, automotive lighting products, obstacle sensing and camera systems, USB ports, cruise control systems, heated seats, and satellite radio products.

Our Consumer Electronics segment designs, manufactures, distributes and markets home theater systems, premium loudspeakers, outdoor speakers, A/V receivers, business music systems, streaming music systems, cinema speakers, architectural speakers, wireless and Bluetooth speakers, soundbars, on-ear and in-ear headphones, wired and wireless headphones and ear buds, DLNA (Digital Living Network Alliance) compatible devices, T.V. remote controls, karaoke products, infant/nursery products, personal sound amplifiers, as well as A/V connectivity, portable/home charging, reception and digital consumer products.

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

Segment data for each of the Company's segments are presented below:

	Automotive Electronics	Consumer Electronics	Biometrics	Corporate/ Eliminations	Total
Fiscal Year Ended February 28, 2023
Net sales	$174,811	$357,758	$1,046	$399	$534,014
Equity in income of equity investees	6,969	—	—	—	6,969
Interest expense and bank charges	1,917	8,033	1,720	(7,027)	4,643
Depreciation and amortization expense	3,245	6,534	287	3,064	13,130
Loss before income taxes (a) (b) (c)	(3,236)	(1,101)	(5,816)	(20,797)	(30,950)

Fiscal Year Ended February 28, 2022
Net sales	$200,594	$433,925	$882	$519	$635,920
Equity in income of equity investees	7,890	—	—	—	7,890
Interest expense and bank charges	1,510	7,827	1,662	(8,467)	2,532
Depreciation and amortization expense	3,049	4,957	297	4,095	12,398
Income (loss) before income taxes (b)	8,471	28,645	(9,354)	(53,601)	(25,839)

Fiscal Year Ended February 28, 2021
Net sales	$163,903	$398,263	$836	$603	$563,605
Equity in income of equity investees	7,350	—	—	—	7,350
Interest expense and bank charges	1,540	8,537	1,475	(8,573)	2,979
Depreciation and amortization expense	2,881	3,856	322	3,974	11,033
Income (loss) before income taxes (d)	9,608	38,939	(8,726)	(12,183)	27,638

(a)
Included within Loss before income taxes within the Automotive Electronics segment for the year ended February 28, 2023 is a goodwill impairment charge of $7,373 and an intangible asset impairment charge of $1,300 (see Note 1(k)).

(b)
Included within Income (loss) before income taxes within Corporate/Eliminations for the year ended February 28, 2022 is a charge of $39,444 recorded for an interim arbitration award unfavorable to the Company (see Note 15). Included within Loss before income taxes on Corporate/Eliminations for the year ended February 28, 2023 are interest charges of $3,944 related to the interim arbitration award.

(c)
Included within Loss before income taxes within Corporate/Eliminations for the year ended February 28, 2023 are foreign currency losses of $3,267 attributable to the Company's Onkyo subsidiary related to intercompany transactions and financial statement translation adjustments.

(d)
Included within Income (loss) before income taxes within the Consumer Electronics segment for the year ended February 28, 2021 is an intangible asset impairment charge of $1,300 (see Note 1(k)).

Geographic net sales information in the table below is based on the location of the selling entity. Long-lived assets, consisting of fixed assets, are reported below based on the location of the asset.

	United States	Europe	Other	Total
Fiscal Year Ended February 28, 2023
Net sales	$421,296	$79,677	$33,041	$534,014
Long-lived assets	41,925	3,164	1,955	47,044

Fiscal Year Ended February 28, 2022
Net sales	$506,226	$97,396	$32,298	$635,920
Long-lived assets	44,751	3,422	1,621	49,794

Fiscal Year Ended February 29, 2021
Net sales	$477,608	$82,134	$3,863	$563,605
Long-lived assets	46,614	3,569	1,843	52,026

14)
Revenue from Contracts with Customers

The Company operates in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. ASC Topic 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales are disaggregated by segments and product type for the years ended February 28, 2023, February 28, 2022, and February 28, 2021.

	Year Ended February 28,	Year Ended February 28,	Year Ended February 29,
	2023	2022	2021
Automotive Electronics Segment
OEM Products	$72,979	$65,017	$46,170
Aftermarket Products	101,832	135,577	117,733
Total Automotive Electronics Segment	174,811	200,594	163,903

Consumer Electronics Segment
Premium Audio Products	274,544	343,991	299,908
Other Consumer Electronic Products	83,214	89,934	98,355
Total Consumer Electronics Segment	357,758	433,925	398,263

Biometrics Segment
Biometric Products	1,046	882	836
Total Biometrics Segment	1,046	882	836

Corporate/Eliminations	399	519	603

Total Net Sales	$534,014	$635,920	$563,605

As of February 28, 2023 and February 28, 2022, the balance of the Company's return asset was $2,513 and $2,619, respectively, and the balance of the refund liability was $5,181 and $5,469, respectively, which are presented within Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheets.

The Company had current and non-current contract liability balances totaling $4,818 at February 28, 2023 related to telematic subscription services. The following table provides a reconciliation of the Company’s contract liabilities as of February 28, 2023:

Balance at February 28, 2022	$5,412
Subscription payments received	6,775
Revenue recognized	(7,369)
Balance at February 28, 2023	$4,818

The Company had no contract asset balances at February 28, 2023 or February 28, 2022.

15)
Contingencies

The Company is currently, and has in the past, been a party to various routine legal proceedings incident to the ordinary course of business. If management determines, based on the underlying facts and circumstances of each matter, that it is probable a loss will result from a litigation contingency and the amount of the loss can be reasonably estimated, the estimated loss is accrued.

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

In March 2007, the Company entered into a contract with Seaguard Electronics, LLC (“Seaguard”) relating to the Company’s purchase from Seaguard of a stolen vehicle recovery product and back-end services. In August 2018, Seaguard filed a demand for arbitration against the Company with the American Arbitration Association (“AAA”) alleging claims for breach of contract and patent infringement. Seaguard originally sought damages of approximately $10,000 and on the seventh day of an eight-day fact witness portion of the arbitration in June 2021, amended its damages demand to $40,000, which was affected by the service of Claimant’s notice dated July 14, 2021.

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

During the year ended February 28, 2022, the Company recorded a charge of $39,444 within Other (expense) income in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income. During the year ended February 28, 2023, the Company accrued charges of $3,944 representing interest due on the award when paid, if confirmed and not vacated by the U.S. District Court or an appellate court. At February 28, 2023 and February 28, 2022, the Company had a total accrued balance of $43,388 and $39,444, respectively, on the accompanying Consolidated Balance Sheets related to the interim arbitration award. No accrual or reserve was included in the Company’s issued financial statements prior to the year ended February 28, 2022, based on an assessment that an award of damages in the arbitration proceeding would not be material and that the amount as determined by the Arbitrator’s award was not probable. The Company made its accrual determination in accordance with reports and evaluations from its damages expert, as well as from the guidance and opinion letters received from the Company’s trial attorneys.

16)
Subsequent Events

We have evaluated subsequent events from March 1, 2023 through the filing date of this Form 10K on May 15, 2023. Based on this evaluation, we did not identify any events that would have required recognition or disclosure in these consolidated financial statements, except for the First Amendment and Supplement to the Indenture of Trust relating to the Florida Industrial Revenue Bonds and the Amended and Restated Confirmation of Swap Transaction, as discussed in Note 7.

SCHEDULE II

VOXX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years ended February 28, 2023, February 28, 2022, and February 28, 2021

(In thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Year	Gross Amount Charged to Costs and Expenses	Reversals of Previously Established Accruals	Deductions (a)	Balance at End of Year
Year ended February 28, 2023
Allowance for credit losses	$2,182	$(717)	$—	$67	$1,398
Cash discount allowances	1,108	5,218	—	5,209	1,117
Sales return reserve	5,469	22,659	—	22,947	5,181

Year ended February 28, 2022
Allowance for credit losses	$1,593	$863	$—	$274	$2,182
Cash discount allowances	1,104	6,320	—	6,316	1,108
Sales return reserve	5,145	9,571	—	9,247	5,469

Year ended February 28, 2021
Allowance for credit losses	$1,954	$(271)	$—	$90	$1,593
Cash discount allowances	751	6,565	—	6,212	1,104
Sales return reserve	3,779	16,550	—	15,184	5,145

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

3.2	Certificate of Ownership and Merger (incorporated by reference to the Company's Form 8-K filed on December 6, 2011)

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to the Company's Form 8-K filed on December 6, 2011)

10.1	Employment Agreement dated February 6, 2023, between the Company and Beat Kahli (filed herewith).

10.2	Third Amendment to the Employment Agreement dated July 8, 2019, between the Company and Patrick M. Lavelle (filed herewith).

10.3	Third Amendment to the Employment Agreement dated July 8, 2019, between the Company and Loriann Shelton (filed herewith).

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Grant Thornton LLP (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following materials from VOXX International Corporation's Annual Report on Form 10-K for the period ended February 28, 2023, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii), the Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104	The cover page from VOXX International Corporation’s Annual Report on Form 10-K for the period ended February 28, 2023 has been formatted in Inline XBRL.

All other schedules are omitted because the required information is shown in the financial statements or notes thereto or because they are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

May 15, 2023	By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick M. Lavelle Patrick M. Lavelle	Chief Executive Officer (Principal Executive Officer) and Director	May 15, 2023
/s/ Charles M. Stoehr Charles M. Stoehr	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer) and Director	May 15, 2023
/s/ John J. Shalam John J. Shalam	Chairman of the Board of Directors	May 15, 2023
/s/ John Adamovich, Jr. John Adamovich, Jr.	Director	May 15, 2023
/s/ Denise Gibson Denise Gibson	Director	May 15, 2023
/s/ Peter A. Lesser Peter A. Lesser	Director	May 15, 2023
/s/ Ari Shalam Ari Shalam	Co-Vice Chairman of the Board of Directors	May 15, 2023

/s/ Beat Kahli Beat Kahli	President and Co-Vice Chairman of the Board of Directors	May 15, 2023