Form 10-Q
period 2023-05-31
VOXX International Corp
filed 2023-07-10
CIK 807707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of July 6, 2023
Class A Common Stock	20,576,075 Shares
Class B Common Stock	2,260,954 Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	May 31, 2023	February 28, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,235	$6,134
Accounts receivable, net	65,249	82,753
Inventory	184,355	175,129
Receivables from vendors	135	112
Due from GalvanEyes LLC (Note 20)	1,250	—
Prepaid expenses and other current assets	20,401	19,817
Income tax receivable	2,054	1,076
Total current assets	278,679	285,021
Investment securities	898	1,053
Equity investment	22,038	22,018
Property, plant and equipment, net	46,298	47,044
Operating lease, right of use assets	3,449	3,632
Goodwill	64,960	65,308
Intangible assets, net	88,525	90,437
Deferred income tax assets	1,202	1,218
Other assets	2,892	3,720
Total assets	$508,941	$519,451
Liabilities, Redeemable Equity, Redeemable Non-Controlling Interest, and Stockholders' Equity
Current liabilities:
Accounts payable	$46,874	$35,099
Accrued expenses and other current liabilities	41,220	41,856
Income taxes payable	1,884	2,276
Accrued sales incentives	17,662	21,778
Contingent consideration, current (Note 5)	4,500	4,500
Interim arbitration award payable (Note 23)	44,375	43,388
Contract liabilities, current	3,865	3,990
Current portion of long-term debt	1,568	500
Total current liabilities	161,948	153,387
Long-term debt, net of debt issuance costs	33,947	37,513
Finance lease liabilities, less current portion	31	63
Operating lease liabilities, less current portion	2,369	2,509
Deferred compensation	898	1,053
Deferred income tax liabilities	4,629	4,855
Other tax liabilities	854	966
Prepaid ownership interest in EyeLock LLC due to GalvanEyes LLC (Note 20)	8,567	7,317
Other long-term liabilities	2,216	2,947
Total liabilities	215,459	210,610
Commitments and contingencies (Note 23)
Redeemable equity (Note 8)	4,041	4,018
Redeemable non-controlling interest (Note 2)	(62)	232
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (Note 19)	—	—
Common stock:
Class A, $.01 par value, 60,000,000 shares authorized, 24,538,184 and 24,538,184 shares issued and 20,796,440 and 21,167,527 shares outstanding at May 31, 2023 and February 28, 2023, respectively	246	246
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding at both May 31, 2023 and February 28, 2023	22	22
Paid-in capital	296,835	296,577
Retained earnings	87,259	97,997
Accumulated other comprehensive loss	(18,503)	(18,680)
Less: Treasury stock, at cost, 3,741,744 and 3,370,657 shares of Class A Common Stock at May 31, 2023 and February 28, 2023, respectively	(34,398)	(30,285)
Less: Redeemable equity	(4,041)	(4,018)
Total VOXX International Corporation stockholders' equity	327,420	341,859
Non-controlling interest	(37,917)	(37,268)
Total stockholders' equity	289,503	304,591
Total liabilities, redeemable equity, redeemable non-controlling interest, and stockholders' equity	$508,941	$519,451

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Three months ended May 31,
	2023	2022
Net sales	$111,926	$128,732
Cost of sales	84,346	95,493
Gross profit	27,580	33,239
Operating expenses:
Selling	11,166	12,285
General and administrative	19,486	19,130
Engineering and technical support	8,337	8,389
Acquisition costs	—	136
Total operating expenses	38,989	39,940
Operating loss	(11,409)	(6,701)
Other (expense) income:
Interest and bank charges	(1,546)	(730)
Equity in income of equity investee	1,616	1,588
Interim arbitration award (see Note 23)	(986)	(986)
Other, net	(701)	(2,110)
Total other expense, net	(1,617)	(2,238)
Loss before income taxes	(13,026)	(8,939)
Income tax benefit	(1,321)	(1,092)
Net loss	(11,705)	(7,847)
Less: net loss attributable to non-controlling interest	(967)	(1,320)
Net loss attributable to VOXX International Corporation and Subsidiaries	$(10,738)	$(6,527)
Other comprehensive income (loss):
Foreign currency translation adjustments	238	(1,494)
Derivatives designated for hedging	(60)	87
Pension plan adjustments	(1)	32
Other comprehensive income (loss), net of tax	177	(1,375)
Comprehensive loss attributable to VOXX International Corporation and Subsidiaries	$(10,561)	$(7,902)
Loss per share - basic: Attributable to VOXX International Corporation and Subsidiaries	$(0.45)	$(0.27)
Loss per share - diluted: Attributable to VOXX International Corporation and Subsidiaries	$(0.45)	$(0.27)
Weighted-average common shares outstanding (basic)	23,795,718	24,412,462
Weighted-average common shares outstanding (diluted)	23,795,718	24,412,462

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity

For the three months ended May 31, 2023 and 2022

(In thousands, except share and per share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Treasury Stock	Redeemable Equity	Total Stock- holders' Equity
Balances at February 28, 2023	$268	$296,577	$97,997	$(18,680)	$(37,268)	$(30,285)	$(4,018)	$304,591
Net loss	—	—	(10,738)	—	(649)	—	—	(11,387)
Other comprehensive income, net of tax	—	—	—	177	—	—	—	177
Repurchase of 371,087 shares of common stock	—	—	—	—	—	(4,113)	—	(4,113)
Stock-based compensation expense	—	258	—	—	—	—	(23)	235
Balances at May 31, 2023	268	296,835	87,259	(18,503)	(37,917)	(34,398)	(4,041)	289,503

Balances at February 28, 2022	$267	$300,453	$126,573	$(17,503)	$(35,000)	$(25,138)	$(3,550)	$346,102
Net loss	—	—	(6,527)	—	(707)	—	—	(7,234)
Other comprehensive loss, net of tax	—	—	—	(1,375)	—	—	—	(1,375)
Cash settlement of market stock units upon vesting of 80% of award	—	(4,000)	—	—	—	—	—	(4,000)
Net settlement of 61,337 shares of Class A Common Stock upon vesting of stock awards, net of withholding taxes	1	(404)	—	—	—	—	—	(403)
Reclassification of stockholders' equity to redeemable equity	—	—	—	—	—	—	(33)	(33)
Stock-based compensation expense	—	126	—	—	—	—	133	259
Balances at May 31, 2022	268	296,175	120,046	(18,878)	(35,707)	(25,138)	(3,450)	333,316

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Three months ended May 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(11,705)	$(7,847)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,247	3,117
Amortization of debt discount	96	63
Bad debt expense (recovery)	16	(70)
Reduction in the carrying amount of the right of use asset	365	395
Gain on forward contracts	—	(63)
Equity in income of equity investees	(1,616)	(1,588)
Distribution of income from equity investees	1,596	926
Deferred income tax benefit	(232)	(935)
Non-cash compensation adjustment	(154)	(9)
Stock based compensation expense	258	126
Gain on disposal of property, plant, and equipment	(33)	—
Gain on sale of intangible asset	(450)	—
Changes in operating assets and liabilities:
Accounts receivable	17,401	22,105
Inventory	(9,321)	(7,543)
Receivables from vendors	(23)	145
Prepaid expenses and other	(1,086)	1,254
Investment securities-trading	154	9
Accounts payable, accrued expenses, accrued sales incentives, contract liabilities, and other liabilities	8,220	(31,092)
Income taxes payable	(1,480)	(1,260)
Net cash provided by (used in) operating activities	5,253	(22,267)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(817)	(1,383)
Proceeds from sale of property, plant, and equipment	33	—
Net cash used in investing activities	(784)	(1,383)
Cash flows from financing activities:
Principal payments on finance lease obligation	(70)	(73)
Repayment of bank obligations	(39,546)	(24,499)
Borrowings on bank obligations	37,089	28,138
Deferred financing costs	(55)	—
Settlement of market stock unit awards	—	(4,000)
Withholding taxes paid on net issuance of stock award	—	(404)
Purchase of treasury stock	(4,113)	—
Net cash used in financing activities	(6,695)	(838)
Effect of exchange rate changes on cash	1,327	2,433
Net decrease in cash and cash equivalents	(899)	(22,055)
Cash and cash equivalents at beginning of period	6,134	27,788
Cash and cash equivalents at end of period	$5,235	$5,733

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(1) Basis of Presentation

The accompanying unaudited interim consolidated financial statements of VOXX International Corporation and Subsidiaries ("Voxx" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270 for interim financial information, and in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations, changes in stockholders’ equity, and cash flows for all periods presented. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year or any interim period. These unaudited consolidated financial statements do not include all disclosures associated with audited consolidated financial statements prepared in accordance with GAAP. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 28, 2023.

We operate in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. See Note 21 for the Company's segment reporting disclosures.

(2) Redeemable Non-controlling Interest

On September 8, 2021, Onkyo Technology KK ("Onkyo"), a joint venture between the Company's subsidiary, Premium Audio Company LLC ("PAC"), and its partner Sharp Corporation ("Sharp"), completed a transaction to acquire certain assets of the home audio/video business of Onkyo Home Entertainment Corporation (“OHEC”). PAC owns 77.2% of the joint venture and has an 85.1% voting interest and Sharp owns 22.8% of the joint venture and has a 14.9% voting interest. The joint venture agreement between PAC and Sharp contains a put/call arrangement, whereby Sharp has the right to put its interest in the joint venture back to Voxx and Voxx has the right to call Sharp’s ownership interest in the joint venture at any time after the approval of Onkyo’s annual financial statements for the year ending February 28, 2025 at a purchase price based on a formula as defined in the joint venture agreement.

The Company has consolidated the financial results of Onkyo since the acquisition date for financial reporting purposes. The non-controlling interest has been classified as redeemable non-controlling interest outside of equity on the accompanying Consolidated Balance Sheets as the exercise of the put option is not within the Company’s control. The carrying value of the redeemable non-controlling interest of Onkyo cannot be less than the redemption amount, which is the amount Sharp will settle the put option for if exercised. Adjustments to reconcile the carrying value to the redemption amount are recorded immediately to retained earnings, but not net income. However, the redemption value adjustments are reflected in the earnings per share calculation. No adjustment was made to the carrying amount of the redeemable non-controlling interest at May 31, 2023 as the excess of the redemption amount over the carrying amount was minimal. The following table provides the rollforward of the redeemable non-controlling interest for the three months ended May 31, 2023:

Redeemable Non-controlling Interest
Balance at February 28, 2023	$232
Net loss attributable to non-controlling interest	(317)
Comprehensive loss attributable to non-controlling interest	21
Foreign currency translation	2
Balance at May 31, 2023	$(62)

(3) Net Loss Per Common Share

Basic net loss per common share attributable to VOXX International Corporation is calculated by dividing net income attributable to Voxx, adjusted to reflect changes in the redemption value of redeemable non-controlling interest, by the weighted-average common shares outstanding during the period. The diluted net loss per common share computation reflects the potential dilution that would occur if common stock equivalent securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation between the denominator of basic and diluted net loss per common share is as follows:

	Three months ended May 31,
	2023	2022
Weighted-average common shares outstanding (basic)	23,795,718	24,412,462
Effect of dilutive securities:
Restricted stock units, market stock units, and stock grants	—	—
Weighted-average common shares and potential common shares outstanding (diluted)	23,795,718	24,412,462

Restricted stock units, market stock units, and stock grants of 295,582 and 368,826 for the three months ended May 31, 2023 and 2022, respectively, were not included in the net loss per diluted share calculation because the grant price of the restricted stock units, market stock units, and stock grants was greater than the average market price of the Company’s common stock during these periods, or the inclusion of these components would have been anti-dilutive.

(4) Investment Securities

As of May 31, 2023, and February 28, 2023, the Company had the following investments:

May 31, 2023
Fair Value
Investment Securities
Marketable Equity Securities
Mutual funds	$898
Total Marketable Equity Securities	898
Total Investment Securities	$898

February 28, 2023
Fair Value
Investment Securities
Marketable Equity Securities
Mutual funds	$1,053
Total Marketable Securities	1,053
Total Investment Securities	$1,053

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

Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents financial assets and liabilities measured at fair value on a recurring basis at May 31, 2023:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$5,235	$5,235	$-	$-
Mutual funds	898	898	-	-
Derivatives designated for hedging	147	-	147	-

Liabilities:
Contingent consideration	$4,500	$-	$-	$4,500

The following table presents financial assets and liabilities measured at fair value on a recurring basis at February 28, 2023:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets
Cash and money market funds	$6,134	$6,134	$-	$-
Mutual funds	1,053	$1,053	$-	$-
Derivatives designated for hedging	207	-	207	-

Liabilities:
Contingent consideration	$4,500	-	-	4,500

At May 31, 2023, the carrying value of the Company's accounts receivable, short-term debt, accounts payable, accrued expenses, bank obligations, and long-term debt approximates fair value because of either (i) the short-term nature of the financial instrument; (ii) the interest rate on the financial instrument being reset every quarter to reflect current market rates; or (iii) the stated or implicit interest rate approximates the current market rates or are not materially different from market rates.

Contingent consideration is related to the Company’s Onkyo acquisition completed on September 8, 2021. The original terms of the contingent consideration payable to OHEC was based upon the calculation of 2% of the total price of certain future product purchases by PAC, as defined in the Asset Purchase Agreement ("APA"). Such payments were due to OHEC in perpetuity. The fair value of the contingent consideration is classified within Level 3 and was determined using an income approach, by estimating potential payments based on projections of future inventory purchases multiplied by the 2% payment and discounting them back to their present values using a weighted average cost of capital. A second discount rate was applied to account for the Company’s credit risk to arrive at the present value of the payments. As there was no set term and the payments were to be made in perpetuity, a one-stage Gordon Growth Model was used to account for expected payments made beyond the last year of projections.

On May 13, 2022, OHEC filed for bankruptcy protection in Japan. On February 10, 2023, the contingent consideration obligation was settled with the bankruptcy trustee of OHEC for $6,000. This settlement relieves Onkyo from the future payments of 2% of the total purchase price of certain future product purchases that were to be made in perpetuity. The $6,000 settlement amount is to be paid in three installments. The first installment of $1,500 was made in February 2023. The remaining installments, totaling $4,500 as of May 31, 2023, are expected to be made in Fiscal 2024 after the completion of the obligation of the bankruptcy trustee of OHEC under the settlement agreement.

The following table provides a rollforward of the Company's contingent consideration balance for the three months ended May 31, 2023:

Balance at February 28, 2023	$4,500
Payments	-
Balance at May 31, 2023	$4,500

Derivative Instruments

The Company’s derivative instruments include an interest rate swap agreement and have also included forward foreign currency contracts in prior periods. The Company’s interest rate swap agreement hedges interest rate exposure related to the outstanding balance of its Florida Industrial Revenue Bonds ("the Florida Mortgage"), with monthly payments due through March 2026. On May 3, 2023, VOXX HQ LLC entered into an Amended and Restated Confirmation of Swap Transaction with Wells Fargo Bank N.A. related to this interest rate swap. The swap contract was amended to reference the SOFR Rate in conjunction with an amendment to the Florida Mortgage which provided for a replacement benchmark from LIBOR to SOFR (see Note 16). The swap agreement locks the interest rate on the debt at 3.43% (inclusive of credit spread) through the maturity date of the loan.

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

When entered into, forward foreign currency contracts are utilized to hedge a portion of the Company’s foreign currency inventory purchases. Forward foreign currency derivatives qualifying for hedge accounting are designated as cash flow hedges and valued using observable forward rates for the same or similar instruments (Level 2). As of May 31, 2023, there are no open forward foreign currency contracts.

Financial Statement Classification

The following table discloses the fair value as of May 31, 2023 and February 28, 2023 of the Company’s derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	May 31, 2023	February 28, 2023
Designated derivative instruments
Interest rate swap agreements	Other assets	$147	$207
Total derivatives		$147	$207

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

During Fiscal 2023 and through the first quarter of Fiscal 2024, the Company did not enter into any new forward foreign currency contracts. All forward foreign currency contracts entered into in prior years were fully settled as of February 28, 2022 and had been designated as cash flow hedges. The current outstanding notional value of the Company's interest rate swap at May 31, 2023 is $5,990. For cash flow hedges, the gain or loss is reported as a component of Other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The net income recognized in Other comprehensive income (loss) for foreign currency contracts settled in the fourth quarter of Fiscal 2022 were recognized in Cost of sales during the three months ended May 31, 2022. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. The gain or loss on the Company’s interest rate swap is recorded in Other comprehensive income (loss) and subsequently reclassified into Interest and bank charges in the period in which the hedged transaction affects earnings. As of May 31, 2023, no interest rate swaps originally designated for hedge accounting were de-designated or terminated.

Activity related to cash flow hedges recorded during the three months ended May 31, 2023 and 2022 was as follows:

	Three months ended
	May 31, 2023
	Pretax Loss Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Interest rate swaps	$(60)	$-

	Three months ended
	May 31, 2022
	Pretax Gain Recognized in Other Comprehensive Income	Pretax Gain Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	$—	$63
Interest rate swaps	173	—

(6) Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of the following:

	Foreign Currency Translation Losses	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2023	$(18,567)	$(321)	$208	$(18,680)
Other comprehensive income (loss) before reclassifications	238	(1)	(60)	177
Reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive income (loss)	238	(1)	(60)	177
Balance at May 31, 2023	$(18,329)	$(322)	$148	$(18,503)

For the three months ended May 31, 2023, there were no taxes recorded related to derivatives designated in a hedging relationship or pension plan adjustments within Other comprehensive income (loss).

The other comprehensive (loss) income before reclassification related to foreign currency translation gains of $238 includes the remeasurement of intercompany transactions of a long-term investment nature of $119 with certain subsidiaries whose functional currency is not the U.S. dollar, and $119 from translating the financial statements of the Company's non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar.

(7) Supplemental Cash Flow Information

The following is supplemental information relating to the Unaudited Consolidated Statements of Cash Flows:

	Three months ended May 31,
	2023	2022
Non-cash investing and financing activities:
Recording of redeemable equity	$(23)	$(133)
Reclassification of stockholders' equity to redeemable equity	-	33
Gross issuance of shares	-	1
Right of use assets obtained in exchange for operating lease obligations	209	295
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$312	$380
Operating cash flows from finance leases	1	1
Finance cash flows from finance leases	70	73
Cash paid during the period:
Interest (excluding bank charges)	$994	$238
Income taxes (net of refunds)	364	1,038

(8) Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Notes to the Consolidated Financial Statements contained in the Company’s Form 10-K for the fiscal year ended February 28, 2023.

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
-
Additional stock grants of 100,000 shares of Class A Common Stock to be issued on each of March 1, 2020, March 1, 2021, and March 1, 2022. For the three months ended May 31, 2023 and May 31, 2022, there was no remaining compensation expense recognized related to these awards, as all awards have been vested and settled.
-
Grant of market stock units (“MSU’s”) up to a maximum value of $5,000, based upon the achievement of a 90-calendar day average stock price of no less than $5.49 over the performance period ending on the third and fifth anniversary of the effective date of the Employment Agreement. The value of the MSU award increases based upon predetermined targeted 90-calendar day average stock prices with a maximum of $5,000 if the 90-calendar day average high stock price equals or exceeds $15.00. The total number of shares to be issued related to the MSU's based upon achievement of the maximum award value of $5,000, and if issued at $15.00 per share, was estimated at 333,333 shares. The award may be settled in shares or in cash upon mutual agreement between the Company and Mr. Lavelle. Actual results may differ based upon when the high average stock price is achieved and settled. We recognized stock-based compensation expense of $23 during both the three months ended May 31, 2023 and 2022 related to these MSU’s using the graded vesting attribution method over the performance period. On March 1, 2022, 80% of this MSU award vested and was settled in cash, resulting in a payment made to Mr. Lavelle in the amount of $4,000 during the three months ended May 31, 2022. As of May 31, 2023, 20% of the MSU’s remain outstanding.

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

Grant of Shares to President

On February 6, 2023, Voxx appointed Beat Kahli, the Company’s largest holder of Class A Common Stock, President of the Company. The Company entered into an employment agreement with Mr. Kahli effective February 6, 2023 with a term ending on February 29, 2024. Under the terms of the employment agreement, in addition to a $300 yearly salary, Mr. Kahli was granted the right to receive stock-based compensation in the form of a stock grant of 20,000 shares of the Company's Class A Common Stock to be issued on each of June 30, 2023, September 30, 2023, December 31, 2023 and March 31, 2024. We recognized stock-based compensation expense of $97 during the three months ended May 31, 2023. The grant fair value of these shares was $10.66 per share and compensation expense is recorded using the graded vesting attribution method.

The following table presents a summary of the activity related to the additional stock grants under the Employment Agreement, and RSU grants under the 2014 Plan for the three months ended May 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested award balance at February 28, 2023	286,986	$7.70
Granted	—	—
Vested	(79,401)	5.75
Vested and settled	—	—
Unvested award balance at May 31, 2023	207,585	$8.44

At May 31, 2023, there were 580,906 vested and unsettled RSU awards under the Company’s 2014 Plan with a weighted average fair value of $6.64.

During the three months ended May 31, 2023 and 2022, the Company recorded $258 and $126, respectively, in total stock-based compensation related to the 2014 Plan, as well as MSU’s under the Employment Agreement and stock grants under the President's employment agreement. As of May 31, 2023, there was approximately $1,015 of unrecognized stock-based compensation expense related to unvested RSU awards, MSU’s, and stock grants.

(9) Supply Chain Financing

The Company has supply chain financing agreements and factoring agreements that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The balances under the agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three months ended May 31, 2023, net of discounts, were $27,274, compared to $20,639 for the three months ended May 31, 2022. Balances sold under existing supply chain finance and factoring agreements increased during the three months ended May 31, 2023 as compared to the prior year, due to an increase in factoring activity at the Company's German subsidiaries.

(10) Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $2,376 for the three months ended May 31, 2023, compared to $2,569 for the three months ended May 31, 2022. All amounts are net of customer reimbursements and are included within Engineering and technical support expenses on the Unaudited Consolidated Statements of Operations and Comprehensive Loss.

(11) Goodwill and Intangible Assets

The change in goodwill by segment is as follows:

Automotive Electronics:	Amount
Beginning balance at March 1, 2023	$3,052
Activity during the period	—
Balance at May 31, 2023	$3,052
Gross carrying value at May 31, 2023	$10,425
Accumulated impairment charge	(7,373)
Net carrying value at May 31, 2023	$3,052
Consumer Electronics:
Beginning balance at March 1, 2023	$62,256
Foreign currency adjustments	(348)
Balance at May 31, 2023	$61,908
Gross carrying value at May 31, 2023	$94,419
Accumulated impairment charge	(32,511)
Net carrying value at May 31, 2023	$61,908
Total Goodwill, net	$64,960

The Company's Biometrics segment did not carry a goodwill balance at May 31, 2023 or February 28, 2023.

At May 31, 2023, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$53,819	$43,607	$10,212
Trademarks/Tradenames	20,982	3,796	17,186
Developed technology	19,317	14,937	4,380
Patents	6,736	5,916	820
License	1,400	1,400	—
Contracts	1,556	1,556	—
Total finite-lived intangible assets	$103,810	$71,212	32,598
Indefinite-lived intangible assets
Trademarks			55,927
Total intangible assets, net			$88,525

At February 28, 2023, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$53,790	$42,786	$11,004
Trademarks/Tradenames	21,205	3,360	17,845
Developed technology	19,434	14,645	4,789
Patents	6,736	5,845	891
License	1,400	1,400	—
Contracts	1,556	1,556	—
Total finite-lived intangible assets	$104,121	$69,592	34,529
Indefinite-lived intangible assets
Trademarks			55,908
Total intangible assets, net			$90,437

The Company recorded amortization expense of $1,680 for the three months ended May 31, 2023, compared to $1,925 for the three months ended May 31, 2022. The estimated aggregate amortization expense for all amortizable intangibles for May 31 of each of the succeeding years is as follows:

Year	Amount
2024	$6,114
2025	5,877
2026	5,254
2027	3,484
2028	3,056

(12) Equity Investment

As of May 31, 2023 and February 28, 2023, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA"), which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	May 31, 2023	February 28, 2023
Current assets	$48,744	$48,391
Non-current assets	6,375	6,525
Liabilities	11,043	10,880
Members' equity	44,076	44,036

	Three months ended May 31,
	2023	2022
Net sales	$22,693	$29,789
Gross profit	6,086	6,206
Operating income	3,066	3,154
Net income	3,231	3,176

The Company's share of income from ASA was $1,616 for the three months ended May 31, 2023, compared to $1,588 for the three months ended May 31, 2022.

(13) Income Taxes

The Company’s provision for income taxes consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments, as necessary.

For the three months ended May 31, 2023, the Company recorded an income tax benefit of $1,321, which includes a discrete income tax benefit of $432 related primarily to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations and adjustments to the valuation allowance.

For the three months ended May 31, 2022, the Company recorded an income tax benefit of $1,092, which includes a discrete income tax benefit of $164 related primarily to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations.

The effective tax rate for the three months ended May 31, 2023 was an income tax benefit of 10.1% on pre-tax loss of $13,026. The effective tax rate for the three months ended May 31, 2023 differs from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a reduction in valuation allowance based on forecasted earnings.

The effective tax rate for the three months ended May 31, 2022 was an income tax benefit of 12.2% on pre-tax loss of $8,939. The effective tax rate for the three months ended May 31, 2022 differs from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a decrease in valuation allowance.

At May 31, 2023, the Company had an uncertain tax position liability of $854, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S. federal, state, and local, and foreign tax issues.

(14) Inventory

Inventories by major category are as follows:

	May 31, 2023	February 28, 2023
Raw materials	$29,294	$28,048
Work in process	1,257	1,363
Finished goods	153,804	145,718
Inventory	$184,355	$175,129

(15) Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs. The liability for product warranties is included within Accrued expenses and other current liabilities and the reserve for product repair costs is recorded as a reduction of Inventory on the Consolidated Balance Sheets.

	Three months ended May 31,
	2023	2022
Opening balance	$6,759	$5,622
Liabilities for warranties accrued during the period	1,302	1,998
Warranty claims settled during the period	(1,108)	(1,352)
Ending balance	$6,953	$6,268

(16) Financing Arrangements

The Company has the following financing arrangements:

	May 31, 2023	February 28, 2023
Debt
Domestic credit facility (a)	$25,583	$29,000
Florida mortgage (b)	5,990	6,115
Euro asset-based lending obligation - VOXX Germany (c)	1,068	—
Shareholder loan payable to Sharp (d)	4,014	4,079
Total debt	36,655	39,194
Less: current portion of long-term debt	1,568	500
Long-term debt	35,087	38,694
Less: debt issuance costs	1,140	1,181
Total long-term debt, net of debt issuance costs	$33,947	$37,513

(a)
Domestic Credit Facility

The Company has a senior secured credit facility (the "Credit Facility") with Wells Fargo Bank, N.A. ("Wells Fargo") that provides for a revolving credit facility with committed availability of up to $165,000. The Credit Facility also includes a $50,000 sublimit for letters of credit and a $15,000 sublimit for Swing Loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 16(b)). The availability under the revolving credit line of the Credit Facility was $71,298 as of May 31, 2023.

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

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or SOFR Rate Loans, except that Swing Loans may only be designated as Base Rate Loans. Loans designated as SOFR Rate Loans bear interest at a rate equal to the then applicable SOFR rate plus a range of 1.75 – 2.25% (6.99% at May 31, 2023). Loans designated as Base Rate loans bear interest at a rate equal to the applicable margin for Base Rate Loans plus a range of 0.75 - 1.25% as defined in the Agreement and shall not be lower than 1.75% (9.00% at May 31, 2023).

Provided that the Company is in a Compliance Period (the period commencing on that day in which Excess Availability is less than 15% of the Maximum Revolver Amount and ending on a day in which Excess Availability is equal to or greater than 15% for any consecutive 30-day period thereafter), the Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the Agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of May 31, 2023, the Company was not in a Compliance Period.

The obligations under the Credit Facility documents are secured by a general lien on, and security interest in, substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles, and inventory. The Company has guaranteed the obligations of the borrowers under the Agreement.

Charges incurred on the unused portion of the Credit Facility totaled $206 during both the three months ended May 31, 2023 and 2022. These charges are included within Interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive Loss.

The Company has deferred financing costs related to the Credit Facility and previous amendments and modifications of the Credit Facility. Deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance and are amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive Loss over the term of the Credit Facility, which expires on April 19, 2026. During the three months ended May 31, 2023, the Company amortized $87 of these costs, as compared to $55 during the three months ended May 31, 2022. The net unamortized balance of these deferred financing costs as of May 31, 2023 was $1,015.

(b)
Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida. Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. On May 1, 2023, VOXX HQ LLC consented to a First Amendment and Supplement to the Indenture of Trust relating to the Florida Industrial Revenue Bonds, and which provided for a replacement benchmark from LIBOR to SOFR, including a modification to the interest rate to 79% of the applicable SOFR Rate plus 1.87% (5.88% at May 31, 2023). The Florida Mortgage is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The financial covenants of the Florida Mortgage are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016 and amended in February 2023.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, as well as $40 related to the May 2023 amendment, which are recorded as deferred financing costs and included in Long-term debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and are being amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive Loss over the ten-year term of the Florida Mortgage. The Company amortized $9 of these costs during the three months ended May 31, 2023, as compared to $8 during the three months ended May 31, 2022. The net unamortized balance of these deferred financing costs as of May 31, 2023 is $125.

On July 20, 2015, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure related to the Florida Mortgage, which was amended on May 3, 2023 in conjunction with the amendment to the Florida Mortgage. The swap contract was amended to reference the SOFR Rate, as well as set a fixed rate equal to 3.43% (See Note 5).

(c)
Euro Asset-Based Lending Obligation – VOXX Germany

Foreign bank obligations include a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of

€8,000 for the Company's subsidiary, VOXX Germany, which expires on July 31, 2023. The rate of interest for the ABL is the three-month Euribor plus 2.30% (5.76% at May 31, 2023).

(d)
Shareholder Loan Payable to Sharp

In conjunction with the capitalization and funding of the Company’s Onkyo joint venture with its partner Sharp, which was created in order to execute the acquisition of certain assets of the home audio/video business of OHEC on September 8, 2021, Onkyo entered into a loan agreement with the shareholders of the joint venture, PAC and Sharp. The loan balance outstanding at May 31, 2023 represents the portion of the loan payable to Sharp. The loan balance due to PAC eliminates in consolidation. All amounts outstanding under the loan will mature and become payable ten years from the execution date of the acquisition, which is September 8, 2031. The loan may be prepaid subject to the approval of the board of directors of the joint venture and must be repaid if either the put or call option is exercised in accordance with the joint venture agreement. The rate of interest for the shareholder loan is 2.5% and the loan is secured by a second priority lien on and secured interest in all assets of Onkyo.

(17) Other (Expense) Income

Other (expense) income is comprised of the following:

	Three months ended May 31,
	2023	2022
Foreign currency loss, net	$(987)	$(2,366)
Interest income	17	5
Rental income	229	221
Miscellaneous	40	30
Total other, net	$(701)	$(2,110)

Losses included within Foreign currency loss, net, for the three months ended May 31, 2023 and 2022 were primarily driven by declines in the Japanese Yen, which impacted the re-measurement of the Company's Onkyo subsidiary intercompany loans and interest payable, which are not of a long-term investment nature. The total foreign currency loss attributable to these re-measurements for the three months ended May 31, 2023 was $455, as compared to $2,664 for the three months ended May 31, 2022.

(18)
Lease Obligations

We account for leases in accordance with ASC 842 “Leases” (“ASC 842”). We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration.

We have operating leases for office equipment, as well as offices, warehouses, and other facilities used for our operations. We also have finance leases comprised primarily of computer hardware and machinery and equipment. Our leases have remaining lease terms of less than 1 year to 8 years, some of which include renewal options. We consider these renewal options in determining the lease term used to establish our right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal option will be exercised. The Company had no short-term leases during the three months ended May 31, 2023.

Refer to Note 7 for supplemental cash flow information related to leases.

The components of lease cost for the three months ended May 31, 2023 and 2022 were as follows:

	Three months ended May 31,
	2023	2022
Operating lease cost (a) (c)	$365	$395
Finance lease cost:
Amortization of right of use assets (a)	69	73
Interest on lease liabilities (b)	1	1
Total finance lease cost	$70	$74

(a)
Recorded within Selling, General and administrative, Engineering and technical support, and Cost of sales on the Unaudited Consolidated Statements of Operations and Comprehensive Loss.
(b)
Recorded within Interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive Loss.
(c)
Includes immaterial amounts related to variable rent expense.

Supplemental balance sheet information related to leases is as follows:

	May 31, 2023	February 28, 2023
Operating Leases
Operating lease, right of use assets	$3,449	$3,632
Total operating lease right of use assets	$3,449	$3,632
Accrued expenses and other current liabilities	$1,134	$1,173
Operating lease liabilities, less current portion	2,369	2,509
Total operating lease liabilities	$3,503	$3,682
Finance Leases
Property, plant, and equipment, gross	$2,754	$2,754
Accumulated depreciation	(2,560)	(2,491)
Total finance lease right of use assets	$194	$263
Accrued expenses and other current liabilities	$164	$203
Finance lease liabilities, less current portion	31	63
Total finance lease liabilities	$195	$266
Weighted Average Remaining Lease Term
Operating leases	4.9 years	5.0 years
Finance leases	1.0 years	1.2 years
Weighted Average Discount Rate
Operating leases	3.93%	3.83%
Finance leases	3.51%	3.51%

Maturities of lease liabilities on May 31 of each of the succeeding years are as follows:

	Operating Leases	Finance Leases
2024	$968	165
2025	845	31
2026	588	—
2027	372	—
2028	244	—
Thereafter	784	—
Total lease payments	3,801	196
Less imputed interest	298	1
Total	$3,503	195

As of May 31, 2023, the Company has not entered into any lease agreements that have not yet commenced.

The Company owns and occupies buildings as part of its operations. Certain space within these buildings may, from time to time, be leased to third parties from which the Company earns rental income as lessor. This leased space is recorded within property, plant, and equipment and was not material to the Company's Consolidated Balance Sheets at May 31, 2023 and February 28, 2023. Rental income earned by the Company for the three months ended May 31, 2023 and 2022 was $229 and $221, respectively, and is recorded within Other (expense) income.

(19) Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	May 31, 2023	February 28, 2023	May 31, 2023	February 28, 2023	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	20,796,440	21,167,527	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	3,741,744	3,370,657	N/A	N/A	N/A

During the three months ended May 31, 2023, the Company repurchased 371,087 shares of Class A common stock for an aggregate cost of $4,113. As of May 31, 2023, 1,426,350 shares of the Company’s Class A common stock are authorized to be repurchased in the open market.

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

We determined that we hold a variable interest in EyeLock LLC as a result of:

•
our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and
•
the loan agreement with EyeLock LLC, which has a total outstanding balance of $66,761 as of May 31, 2023.

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

On April 29, 2021, EyeLock LLC entered into a three-year exclusive distribution agreement (the “Agreement”) with GalvanEyes LLC (“GalvanEyes”), a Florida LLC managed by Beat Kahli, Voxx's President, and the largest holder of Voxx's Class A Common Shares. The Agreement provides that GalvanEyes will be the exclusive distributor of EyeLock products in the European Union, Switzerland, Puerto Rico, Malaysia, and Singapore, with the exception of any existing customer relationships prior to the Agreement date. GalvanEyes has also been granted exclusive distribution rights in the United States for the residential real estate market and specific U.S. Government agencies, and non-exclusive distribution rights in all other territories and verticals with the Company’s consent. The Agreement also includes a put/call arrangement, whereby GalvanEyes has the right to put the exclusivity back to EyeLock after the initial two-year period for a 20.0% interest in EyeLock. In turn, EyeLock has the ability to call the exclusivity during the term of the Agreement, based on the occurrence of certain events, which would result in a 20.0% equity interest given to GalvanEyes. Under the Agreement, in addition to paying for any products purchased, GalvanEyes has agreed to pay EyeLock $10,000 in the form of an annual fee, over a two-year period, of up to $5,000 per year, with payments on a quarterly basis beginning on September 1, 2021. Any gross profit generated on the sale of EyeLock LLC products by GalvanEyes are deducted from the annual fee. The value of the put/call arrangement was not significant at May 31, 2023. The quarterly installment payment owed by GalvanEyes of $1,250 for the three months ended May 31, 2023, remains unpaid and is currently past due. GalvanEyes and the Company are considering renegotiating the distribution agreement and have agreed to defer the payments due on May 31, 2023 and August 31, 2023 to February 29, 2024, pending the resolution of the renegotiation. The past due payment is recorded as a receivable due from GalvanEyes at May 31, 2023 on the accompanying Consolidated Balance Sheet. The Company has also recorded a corresponding liability on the accompanying Consolidated Balance Sheets, representing a prepayment made by GalvanEyes of a 20.0% interest in EyeLock upon exercise of the put option. As of May 31, 2023 and February 28, 2023, the balance of the liability was $8,567 and $7,317, respectively.

Assets and Liabilities of EyeLock LLC

The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheets as of May 31, 2023 and February 28, 2023:

	May 31, 2023	February 28, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$—	$158
Accounts receivable, net	8	520
Inventory, net	1,945	1,836
Receivables from vendors	4	1
Due from GalvanEyes LLC	1,250	—
Prepaid expenses and other current assets	77	92
Total current assets	3,284	2,607
Property, plant and equipment, net	7	9
Intangible assets, net	1,718	1,786
Other assets	6	8
Total assets	$5,015	$4,410
Liabilities and Partners' Deficit
Current liabilities:
Accounts payable	$810	$864
Interest payable to VOXX	15,227	14,803
Accrued expenses and other current liabilities	361	296
Due to VOXX	66,761	66,175
Total current liabilities	83,159	82,138
Prepaid ownership interest in EyeLock LLC due to GalvanEyes LLC	8,567	7,317
Other long-term liabilities	1,200	1,200
Total liabilities	92,926	90,655
Commitments and contingencies
Partners' deficit:
Capital	41,416	41,416
Retained losses	(129,327)	(127,661)
Total partners' deficit	(87,911)	(86,245)
Total liabilities and partners' deficit	$5,015	$4,410

Revenues and Expenses of EyeLock LLC

The following table sets forth the revenues and expenses of EyeLock LLC that were included in our Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three months ended May 31, 2023 and 2022:

	For the three months ended May 31,
	2023	2022
Net sales	$100	$103
Cost of sales	52	78
Gross profit	48	25
Operating expenses:
Selling	189	165
General and administrative	439	373
Engineering and technical support	658	869
Total operating expenses	1,286	1,407
Operating loss	(1,238)	(1,382)
Other expense:
Interest and bank charges	(428)	(433)
Other, net	—	—
Total other expense, net	(428)	(433)
Loss before income taxes	(1,666)	(1,815)
Income tax expense	—	—
Net loss	$(1,666)	$(1,815)

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

Our Consumer Electronics segment designs, manufactures, markets and distributes home theater systems, A/V receivers; premium loudspeakers; outdoor speakers; business music systems; streaming music systems; cinema speakers; architectural speakers; wireless and Bluetooth speakers; soundbars; on-ear and in-ear headphones; wired, wireless, and Bluetooth headphones and ear buds; DLNA (Digital Living Network Alliance) compatible devices; T.V. remote controls; karaoke products; solar powered balcony systems; hearing aids and personal sound amplifiers; infant/nursery products; as well as A/V connectivity, portable/home charging, reception, and digital consumer products.

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

Segment data for each of the Company's segments is presented below:

	Automotive Electronics	Consumer Electronics	Biometrics	Corporate/ Eliminations	Total
Three Months Ended May 31, 2023
Net sales	$38,412	$73,330	$100	$84	$111,926
Equity in income of equity investees	1,616	—	—	—	1,616
Interest expense and bank charges	551	2,064	428	(1,497)	1,546
Depreciation and amortization expense	880	1,463	70	834	3,247
Loss before income taxes (a) (b)	(1,278)	(3,759)	(1,666)	(6,323)	(13,026)

Three Months Ended May 31, 2022
Net sales	$39,585	$88,937	$103	$107	$128,732
Equity in income of equity investees	1,588	—	—	—	1,588
Interest expense and bank charges	405	1,967	433	(2,075)	730
Depreciation and amortization expense	761	1,804	73	479	3,117
(Loss) income before income taxes (a) (b)	(491)	527	(1,815)	(7,160)	(8,939)

(a) Included within (Loss) income before income taxes on Corporate/Eliminations for the three months ended May 31, 2023 and 2022 are foreign currency losses of $455 and $2,664, respectively, attributable to the Company's Onkyo subsidiary related to intercompany transactions and financial statement translation adjustments.

(b) Included within (Loss) income before income taxes on Corporate/Eliminations for the three months ended May 31, 2023 and 2022 are interest charges of $986 in both periods, related to the Company's unfavorable interim arbitration award (see Note 23).

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

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of consumer electronic, automotive electronic, and biometric products. Our consumer electronic products are primarily comprised of finished goods sold to retail and commercial customers, consisting of premium audio products and other consumer electronic products. Our automotive electronic products, some of which are manufactured by the Company, are sold both to OEM and aftermarket customers. Our biometric products, primarily consisting of finished goods, are sold to retail and commercial customers. We recognize revenue for sales to our customers when transfer of control of the related good or service has occurred. The majority of our revenue was recognized under the point in time approach for the three months ended May 31, 2023. Certain telematic subscription revenues generated by our Automotive Electronics segment are recognized over time. Contract terms with certain of our OEM customers could result in additional products and services being transferred over time as a result of the customized nature of some of our products, together with contractual provisions in the customer contracts that provide us with an enforceable right to payment for performance completed to date; however, under typical terms, we do not have the right to consideration until the time of shipment from our manufacturing facilities or distribution centers, or until the time of delivery to our customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to our right to consideration at the time of shipment or delivery.

Under ASC 606, we are required to present a refund liability and a return asset within the Consolidated Balance Sheets. The changes in the refund liability are reported in Net sales, and the changes in the return asset are reported in Cost of sales in the Unaudited Consolidated Statements of Operations and Comprehensive Loss. As of May 31, 2023 and February 28, 2023, the balance of the return asset was $2,485 and $2,513, respectively, and the balance of the refund liability was $5,179 and $5,181, respectively, and are presented within Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheets.

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

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had current and non-current contract liability balances totaling $4,662 at May 31, 2023 related to telematic subscription services of the Company’s DEI subsidiary. The following table provides a reconciliation of the Company’s contract liabilities as of May 31, 2023:

Balance at February 28, 2023	$4,818
Subscription payments received	1,616
Revenue recognized	(1,772)
Balance at May 31, 2023	$4,662

Approximately $3,900 of the contract liability balance at May 31, 2023 will be recognized during the next twelve months. The Company had no contract asset balances at May 31, 2023 or February 28, 2023.

Disaggregation of Revenue

The Company operates in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. ASC 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales are disaggregated by segment and product type for the three months ended May 31, 2023 and 2022:

	Three months ended May 31,
	2023	2022
Automotive Electronics Segment
OEM Products	$20,283	$16,724
Aftermarket Products	18,129	22,861
Total Automotive Segment	38,412	39,585
Consumer Electronics Segment
Premium Audio Products	47,604	69,944
Other Consumer Electronic Products	25,726	18,993
Total Consumer Electronics Segment	73,330	88,937
Biometrics Segment
Biometric Products	100	103
Total Biometrics Segment	100	103
Corporate/Eliminations	84	107
Total Net Sales	$111,926	$128,732

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

During Fiscal 2022, the Company recorded an accrual for the interim arbitration award in the amount of $39,444. During the three months ended May 31, 2023 and 2022, the Company accrued charges of $986 in both periods, representing interest due on the award when paid, if confirmed and not vacated by the U.S. District Court or an appellate court. At May 31, 2023 and February 28, 2023, the Company had a total accrued balance of $44,375 and $43,388, respectively, on the accompanying Consolidated Balance Sheets related to the interim arbitration award.

(24) New Accounting Pronouncements

In March 2020 and January 2021, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” and ASU No. 2021-01, “Reference Rate Reform: Scope,” respectively. Together, these ASU’s provide optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 provides, among other things, guidance that modifications of contracts within the scope of Topic 470, Debt, should be accounted for by prospectively adjusting the effective interest rate; modifications of contracts within the scope of Topic 842, Leases, should be accounted for as a continuation of the existing contract; and, changes in the critical terms of hedging relationships caused by reference rate reform should not result in the de-designation of the instrument, provided certain criteria are met. ASU 2021-01 clarifies the scope and application of ASU 2020-04 and among other things, permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows. These optional expedients and exceptions are effective as of March 12, 2020 through December 31, 2024. Adoption is permitted at any time. The Company's Credit Facility with Wells Fargo transitioned to SOFR in conjunction with the amendment executed in February 2023 with no impact to the Company's consolidated financial statements. On May 1, 2023, VOXX HQ LLC, a wholly owned subsidiary of the Company, consented to a First Amendment to the Indenture of Trust relating to the Florida Industrial Revenue Bonds for the purpose of transitioning from a LIBOR based interest rate to a SOFR based interest rate (see Note 16). Effective May 3, 2023, VOXX HQ LLC also entered into an Amended and Restated Confirmation of Swap Transaction with Wells Fargo Bank N.A. related to the interest rate swap that hedges the Company's interest rate exposure on the Florida Industrial Revenue Bonds. The swap contract was amended to reference SOFR, as well as set a new fixed rate equal to 3.43%. (see Note 5).

In October 2021, the FASB issued ASU No. 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts With Customers,” which amends the accounting for contract assets acquired and contract liabilities assumed from contracts with customers in business combinations (“acquired contract balances”). The update requires contract assets and contract liabilities from contracts with customers that are acquired in a business combination to be recognized and measured as if the acquirer had originated the original contract. Previously, acquired contract assets and liabilities were measured at fair value. The ASU is effective for fiscal years ending after December 15, 2022. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information in this Quarterly Report on Form 10-Q would constitute forward-looking statements, including, but not limited to, information relating to the future performance and financial condition of the Company, the impact of the COVID-19 pandemic and other macroeconomic events on our results of operations, the plans and objectives of the Company’s management, and the Company’s assumptions regarding such performance and plans that are forward-looking in nature and involve certain risks and uncertainties. Actual results could differ materially from such forward-looking information and could be exacerbated by continued supply chain issues and chip shortages, increasing interest rates, and any deterioration of the global business and economic environment as a result of these and other factors.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our results of operations for the three months ended May 31, 2023 compared to the three months ended May 31, 2022. Next, we present EBITDA and Adjusted EBITDA attributable to Voxx for the three months ended May 31, 2023 compared to the three months ended May 31, 2022, in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows and discuss our material cash requirements in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

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

Macroeconomic Factors

General economic and political conditions such as recessions; interest rates; fuel prices; inflation; foreign currency fluctuations; international tariffs; social, political, and economic risks; acts of war or terrorism (including, for example, the ongoing military conflict between Ukraine and Russia and the economic sanctions related thereto); and the COVID-19 pandemic, have added uncertainty in timing of customer purchases and supply chain constraints. During Fiscal 2023, supply chain challenges increased the Company's material and shipping costs, resulted in shipping delays, and impacted its gross margins. The Company has implemented price increases, as well as certain supply chain improvements in response to these factors and intends to continue to focus on driving further operational improvements during Fiscal 2024.

There still remains uncertainty around the COVID-19 pandemic. The ultimate impact depends on the length and severity of the pandemic, including new strains and variants of the virus; infection rates in the markets where we do business; the federal, state, and local government actions taken in response; vaccine effectiveness; and the macroeconomic environment. We will continue to evaluate the extent to which the COVID-19 pandemic impacts our business, consolidated results of operations and financial condition.

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
▪
set-top boxes; and
▪
home and portable stereos.

Biometrics products include:

▪
iris identification products, and
▪
biometric security related products.

We believe our segments have expanding market opportunities with certain levels of volatility related to domestic and international markets, new car sales, increased competition by manufacturers, private labels, technological advancements, discretionary consumer spending and general economic conditions. All of our products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future. Macroeconomic factors, such as fluctuations in the unemployment rate and inflation have been pressured as a result of factors including supply chain shortages, the war in the Ukraine, and the residual effects of the COVID-19 pandemic, and have created a challenging demand environment in some of our markets, the duration and severity of which we are still unable to predict.

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

Acquisitions and Dispositions

The Company did not enter into any acquisition or disposition transactions during the three months ended May 31, 2023 or 2022.

Critical Accounting Policies and Estimates

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; accrued sales incentives; business combinations; expected credit losses on accounts receivable; inventory valuation; valuation of long-lived assets; valuation and impairment assessment of goodwill, trademarks, and other intangible assets; warranties; recoverability of deferred tax assets; and the reserve for uncertain tax positions at the date of the consolidated financial statements. A summary of the Company's critical accounting policies is identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the fiscal year ended February 28, 2023.

Continued negative trends in the business as well as the narrow differences between fair value and carrying value for certain indefinite-lived intangible assets may result in an impairment charge related to goodwill or indefinite-lived intangible assets in the future. Several factors could result in future impairments, including, but not limited to: deterioration in macro-economic conditions (including a recession, continued inflation, rising interest rates and foreign currency exchange rates), changes in customer preferences and trends, increased competition, deterioration in the performance of our business or product lines. It is possible that the changes in numerous estimates associated with management judgments, assumptions and estimates made in assessing the fair value of our goodwill and indefinite-lived intangible assets, could result in a future impairment charge which may be significant.

Results of Operations

As you read this discussion and analysis, refer to the accompanying Unaudited Consolidated Statements of Operations and Comprehensive Loss, which present the results of our operations for the three months ended May 31, 2023 and 2022.

The following tables set forth, for the periods indicated, certain statements of operations data for the three months ended May 31, 2023 and 2022.

Net Sales

	May 31,
	2023	2022	$ Change	% Change
Three Months Ended
Automotive Electronics	$38,412	$39,585	$(1,173)	(3.0)%
Consumer Electronics	73,330	88,937	(15,607)	(17.5)%
Biometrics	100	103	(3)	(2.9)%
Corporate	84	107	(23)	(21.5)%
Total net sales	$111,926	$128,732	$(16,806)	(13.1)%

Automotive Electronics sales represented 34.3% of our net sales for the three months ended May 31, 2023, compared to 30.7% in the prior year period and decreased $1,173 for the three months ended May 31, 2023, as compared to the three months ended May 31, 2022. The primary driver of the sales decrease was the decline in sales of both OEM and aftermarket security products of approximately $3,400, which includes remote starts and telematic products. A warmer winter season, coupled with a slowing of the economy, a decrease in consumer spending, and volume declines within OEM customer programs, has contributed to the decline in sales of these products for the three months ended May 31, 2023. Sales of aftermarket rear seat entertainment products also declined approximately $1,100 for the three months ended May 31, 2023 primarily as a result of limited vehicle availability due to ongoing supply chain shortages, as well as due to a slowing of the economy. As an offset to these sales decreases, the Company's OEM rear seat entertainment sales experienced an increase of approximately $3,500 during the three months ended May 31, 2023, as a result of rear seat entertainment programs with customers including Ford, Stellantis, and Nissan who have increased vehicle volumes under their existing programs.

Consumer Electronics sales represented 65.5% of our net sales for the three months ended May 31, 2023, compared to 69.1% in the comparable prior year period and decreased $15,607 for the three months ended May 31, 2023, as compared to the three months ended May 31, 2022. The Company experienced a decrease in domestic sales of its premium home theater speakers and wireless speaker products totaling approximately $11,500 during the three months ended May 31, 2023 due primarily to a slowing of the economy and a decrease in consumer spending, as well as due to the close-out of certain older product during the current year period. In both Europe and Asia, sales of premium audio products decreased approximately $7,200 in total for the three months ended May 31, 2023, also due to the slowing global economy, inflation, rising gas and heating prices that have resulted in less discretionary spending by consumers, and the close-out of older products, as well as due to the war in the Ukraine, which has disrupted business in the surrounding areas. The Company has also experienced a decrease in domestic sales of its Onkyo and Pioneer related products of approximately $4,000 as a result of decreased consumer spending, as well as due to an increase in competition related to these products. Additionally, there was a net decrease in domestic sales of accessory products of approximately $1,000 for the three months ended May 31, 2023, impacting most major accessory product lines, including reception products, nursery products, and clocks. This decline was also a result of a slowing of the economy and a general decrease in consumer spending. Finally, the Company experienced a decrease in sales of premium mobility products, including headphones and earbuds, of approximately $600 for the three months ended May 31, 2023, as a result of a pause in sales of certain products in preparation for a relaunch of the product lines. As an offset to these declines, the Company experienced an increase in European accessory products of approximately $4,700 which was primarily driven by sales of the Company's new balcony solar power products. Sales of wireless accessory speakers also increased approximately $4,000 as a result of a new program with one of the Company's largest customers that was not in place during the comparable prior year period.

Biometrics sales represented less than 1% of our net sales for both the three months ended May 31, 2023 and 2022. Sales remained relatively flat, with a slight decrease of $3 for the three months ended May 31, 2023, due to product mix.

Gross Profit and Gross Margin Percentage

	May 31,
	2023	2022	$ Change	% Change
Three Months Ended
Automotive Electronics	$8,070	$8,782	$(712)	(8.1)%
	21.0%	22.2%
Consumer Electronics	18,718	24,326	(5,608)	(23.1)%
	25.5%	27.4%
Biometrics	48	25	23	92.0%
	48.0%	24.3%
Corporate	744	106	638	601.9%
	$27,580	$33,239	$(5,659)	(17.0)%
	24.6%	25.8%

Gross margin percentages for the Company have decreased 120 basis points for the three months ended May 31, 2023, respectively, as compared to the three months ended May 31, 2022.

Gross margin percentages in the Automotive Electronics segment decreased 120 basis points for the three months ended May 31, 2023 as compared to the prior year period. The primary driver of the margin decrease has been the decline in sales of some of the Company's higher margin products within this segment, such as aftermarket and OEM security products and aftermarket rear seat entertainment products. Additionally, sales of the Company's OEM rear seat entertainment products under its current programs have been generating lower than normal margins for the segment, as a result of contractual pricing with customers coupled with higher supply chain costs. As the Company experienced an increase in sales of these products during the three months ended May 31, 2023, there has been a corresponding negative impact on margins for the quarter.

Gross margin percentages in the Consumer Electronics segment decreased 190 basis points for the three months ended May 31, 2023 as compared to the respective prior year period. The Company saw declines in sales of certain premium audio products, including its Onkyo and Pioneer products, in the United States, Europe, and Asia during the three months ended May 31, 2023, due primarily to a slowing of the economy and decreased customer spending, among other factors. As these premium products typically generate the highest margins for the segment, the decrease in these sales has negatively impacted margins for the quarter. Offsetting these negative margin impacts, the increase in sales of the Company's wireless accessory speakers, which generate high margins, as well as the sales of the Company's new balcony solar power products, which are generating average gross margins for the segment, has had a positive impact on the overall segment gross margin for the three months ended May 31, 2023.

Gross margin percentages in the Biometrics segment improved for the three months ended May 31, 2023 as compared to the prior year period. The increase in margins for the three months ended May 31, 2023 was primarily driven by the release of inventory reserves during the current quarter, which had a positive impact.

Operating Expenses

	May 31,
	2023	2022	$ Change	% Change
Three Months Ended
Operating expenses:
Selling	$11,166	$12,285	$(1,119)	(9.1)%
General and administrative	19,486	19,130	356	1.9%
Engineering and technical support	8,337	8,389	(52)	(0.6)%
Acquisition costs	—	136	(136)	(100.0)%
Total operating expenses	$38,989	$39,940	$(951)	(2.4)%

Total operating expenses have decreased $951 for the three months ended May 31, 2023, as compared with the three months ended May 31, 2022.

For the three months ended May 31, 2023, selling expenses decreased $1,119. Within selling expenses, the Company experienced a decrease in commission expense of approximately $700 as a result of a decrease in the Company's sales for the three months ended May 31, 2023, as compared to the three months ended May 31, 2022. Additionally, sales employee salaries decreased approximately $400 due to headcount reductions and bonus reductions company-wide. Credit card fees also decreased approximately $200 for the three months ended May 31, 2023 primarily as a result of the decrease in sales for the period.

General and administrative expenses increased $356 during the three months ended May 31, 2023, as compared to the prior year period. Legal and professional fees increased approximately $300 for the three months ended May 31, 2023 primarily as a result of higher fees related to an ongoing arbitration case. The Company also experienced an increase in travel expenses of approximately $200 due to the continued lifting of travel restrictions world-wide that has allowed business travel to resume. Additionally, the Company incurred approximately $100 of restructuring related expenses during the three months ended May 31, 2023 due to the relocation of certain OEM production operations from Florida to Mexico, which began during the second quarter of Fiscal 2023 and consisted primarily of moving costs. Finally, bad debt expense increased approximately $100 for the three months ended May 31, 2023 as a result of greater reserve releases in the prior year than in the current year. As an offset to these expense increases, the Company realized a gain of $450 during the three months ended May 31, 2023 on the sale of a tradename that was no longer in use by the Company.

Engineering and technical support expenses were relatively flat for the three months ended May 31, 2023, as compared to the prior year period, decreasing $52. The Company experienced a decrease in research and development expense of approximately $200 for the three months ended May 31, 2023 primarily as a result of a reduction in the use of outside labor, as well as due to cost cutting measures that have resulted in the delay of certain projects. As an offset, the Company has experienced an increase in travel expenses of approximately $100 due to the continued lifting of travel restrictions world-wide that has allowed business travel to resume.

Acquisition costs of $136 incurred during the three months ended May 31, 2022 represent residual consulting and due diligence fees related to the acquisition of certain assets of Onkyo Home Entertainment Corporation which was completed on September 8, 2021.

Other (Expense) Income

	May 31,
	2023	2022	$ Change	% Change
Three Months Ended
Interest and bank charges	$(1,546)	$(730)	$(816)	(111.8)%
Equity in income of equity investee	1,616	1,588	28	1.8%
Interim arbitration award	(986)	(986)	—	—
Other, net	(701)	(2,110)	1,409	66.8%
Total other expense, net	$(1,617)	$(2,238)	$621	27.7%

Interest and bank charges represent interest expense and fees related to the Company's bank obligations, shareholder loan, supply chain financing and factoring agreements, interest related to finance leases, and amortization of debt issuance costs. During the three months ended May 31, 2023, the Company had a larger outstanding balance of funds borrowed from the Wells Fargo Credit Facility as compared to the three months ended May 31, 2022. This resulted in a significant increase in interest expense incurred during the three months ended May 31, 2023 as compared to the comparable prior year period.

Equity in income of equity investee represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA"). The increase in income for the three months ended May 31, 2023 is due to an increase in ASA net income as compared to the prior year period.

During both the three months ended May 31, 2023 and 2022, the Company recorded charges of $986 representing interest expense related to the interim arbitration award accrued during Fiscal 2022, which will be payable if confirmed and not vacated by the U.S. District Court or an appellate court.

Other, net includes net foreign currency gains or losses, interest income, rental income, and other miscellaneous income and expense. During the three months ended May 31, 2023, the Company had net foreign currency losses of $987, as compared to net foreign currency losses of $2,366 for the three months ended May 31, 2022. Foreign currency losses for the three months ended May 31, 2023 and 2022 were primarily driven by declines in the Japanese Yen, which impacted the re-measurement of the Company's Onkyo subsidiary intercompany loans and interest payable which are not of a long-term investment nature. The losses attributable to these re-measurements for the three months ended May 31, 2023 and 2022 were $455 and $2,664, respectively.

Income Tax Provision

The Company’s provision for income taxes consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments, as necessary.

For the three months ended May 31, 2023, the Company recorded an income tax benefit of $1,321, which includes a discrete income tax benefit of $432 related primarily to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations and adjustments to the valuation allowance.

For the three months ended May 31, 2022, the Company recorded an income tax benefit of $1,092, which includes a discrete income tax benefit of $164 related primarily to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations.

The effective tax rate for the three months ended May 31, 2023 was an income tax benefit of 10.1% on pre-tax loss of $13,026. The effective tax rate for the three months ended May 31, 2023 differs from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a reduction in valuation allowance based on forecasted earnings.

The effective tax rate for the three months ended May 31, 2022 was an income tax benefit of 12.2% on pre-tax loss of $8,939. The effective tax rate for the three months ended May 31, 2022 differs from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a decrease in valuation allowance.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not financial measures recognized by GAAP. EBITDA represents net loss attributable to VOXX International Corporation and Subsidiaries, computed in accordance with GAAP, before interest expense and bank charges, taxes, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for stock-based compensation expense, gains on the sale of certain assets, foreign currency (gains) losses, restructuring related expenses, acquisition costs, certain non-routine legal fees, and awards. Depreciation, amortization, stock-based compensation, and foreign currency (gains) losses are non-cash items.

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

Reconciliation of GAAP Net Loss Attributable to VOXX International Corporation to EBITDA and Adjusted EBITDA

	Three months ended May 31,
	2023	2022
Net loss attributable to VOXX International Corporation and Subsidiaries	$(10,738)	$(6,527)
Adjustments:
Interest expense and bank charges (1)	1,346	527
Depreciation and amortization (1)	3,101	2,904
Income tax benefit	(1,321)	(1,092)
EBITDA	(7,612)	(4,188)
Stock-based compensation	258	126
Gain on sale of tradename	(450)	—
Foreign currency (gains) losses (1)	962	2,362
Restructuring related expenses	59	—
Acquisition costs	—	136
Non-routine legal fees	853	508
Interim arbitration award	986	986
Adjusted EBITDA	$(4,944)	$(70)

(1)
For purposes of calculating Adjusted EBITDA for the Company, interest expense and bank charges, depreciation and amortization, as well as foreign currency losses and (gains) have been adjusted in order to exclude the non-controlling interest portion of these expenses attributable to EyeLock LLC and Onkyo Technology KK.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of May 31, 2023, we had working capital of $116,731 which includes cash and cash equivalents of $5,235, compared with working capital of $131,634 at February 28, 2023, which included cash and cash equivalents of $6,134. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations, when applicable, and the income on our investments to fund the current operations of the business. However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions, or to further pay down our debt. As of May 31, 2023, we had cash balances totaling $1,085 held in foreign bank accounts, none of which would have been subject to United States federal income taxes if made available for use in the United States. The Tax Cuts and Jobs Act provides a 100% participation exemption on dividends received from foreign corporations after January 1, 2018, as the United States has moved away from a worldwide tax system and closer to a territorial system for earnings of foreign corporations.

Operating activities provided cash of $5,253 for the three months ended May 31, 2023 due to factors including the decrease in accounts receivable and the increase in accounts payable. This was offset by the increase in inventory and the decrease in accrued sales incentives, as well as due to the decrease the Company's net sales and losses incurred by EyeLock LLC. For the three months ended May 31, 2022, operating activities used cash of $22,267 due to factors including the increase in inventory and the decrease in accounts payable, accrued expenses and other current liabilities, and accrued sales incentives, as well as due to losses incurred by EyeLock LLC. This was offset primarily by the decrease in accounts receivable.

Investing activities used cash of $784 during the three months ended May 31, 2023 primarily due to capital expenditures. For the three months ended May 31, 2022, investing activities used cash of $1,383 primarily due to capital expenditures.

Financing activities used cash of $6,695 during the three months ended May 31, 2023 due primarily to repayments of borrowings from the Company's Credit Facility and Florida mortgage, as well as the purchase of treasury shares. This was offset by borrowings from the Credit Facility and Euro asset-based loan in Germany. During the three months ended May 31, 2022, financing activities used cash of $838 due to repayments of borrowings from the Company's Credit Facility and Euro asset-based loan in Germany, the settlement of market stock unit awards in cash, the payment of withholding taxes on the net issuance of a stock award, as well as repayments of finance leases and the Florida mortgage. This was offset by borrowings from the Credit Facility.

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $165,000. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 16(b)). The availability under the revolving credit line of the Credit Facility was $71,298 as of May 31, 2023.

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

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or SOFR Rate Loans, except that Swing Loans may only be designated as Base Rate Loans. Loans designated as SOFR Rate Loans shall bear interest at a rate equal to the then applicable SOFR rate plus a range of 1.75 - 2.25%. Loans designated as Base Rate loans shall bear interest at a rate equal to the applicable margin for Base Rate Loans plus a range of 0.75 - 1.25%, as defined in the Agreement, and shall not be lower than 1.75%.

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

As noted elsewhere in this report, we expect that the residual effects of the COVID-19 pandemic, as well as other macroeconomic factors, may continue to have an adverse effect on our business. We have proactively taken steps to increase available cash including, but not limited to, utilizing existing supply chain financing agreements and amending our Credit Facility in February 2023 in order to increase our borrowing capacity.

Material Cash Requirements

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity. At May 31, 2023, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period
Contractual Cash Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Finance lease obligation (1)	$195	$165	$30	$—	$—
Operating leases (1)	3,503	881	1,309	560	753
Total contractual cash obligations	$3,698	$1,046	$1,339	$560	$753
Other Commitments
Bank obligations (2)	$26,651	$1,068	$25,583	$—	$—
Stand-by and commercial letters of credit (3)	50	50	—	—	—
Other (4)	10,004	500	5,490	—	4,014
Contingent consideration (5)	4,500	4,500	—	—	—
Unconditional purchase obligations (6)	90,002	90,002	—	—	—
Total other commitments	131,207	96,120	31,073	—	4,014
Total commitments	$134,905	$97,166	$32,412	$560	$4,767

1.
Represents total principal payments due under operating and finance lease obligations. Total current balances (included in Accrued expenses other current liabilities) due under finance and operating lease obligations are $165 and $881, respectively, at May 31, 2023. Total long-term balances due under finance and operating leases are $30 and $2,622, respectively, at May 31, 2023.
2.
Represents amounts outstanding under the Company’s Credit Facility and the VOXX Germany asset-based lending facility at May 31, 2023.
3.
We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.
4.
This amount represents the outstanding balances of the mortgage for our manufacturing facility in Florida and the shareholder loan payable to Sharp.
5.
Represents the contingent liability payable to Onkyo Home Entertainment Corp. for purchases of certain product inventory.
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

Related Party Transactions

On April 29, 2021 EyeLock LLC entered into a three-year exclusive distribution agreement (“the Agreement”) with GalvanEyes LLC, a Florida LLC, managed by Beat Kahli, the largest holder of Voxx’s Class A Common Shares. The Agreement was included in the Company’s Proxy Statement filed on June 17, 2021 and was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on July 29, 2021. Under the Agreement, in addition to paying for any products purchased, GalvanEyes agreed to pay EyeLock $10,000 in the form of an annual fee, over a two-year period, of up to $5,000 per year, with payments on a quarterly basis beginning on September 1, 2021. The quarterly installment payment owed by GalvanEyes for the three months ended May 31, 2023 remains unpaid and is currently past due. GalvanEyes and the Company are considering renegotiating the distribution agreement and have agreed to defer the payments due on May 31, 2023 and August 31, 2023 to February 29, 2024, pending the resolution of the renegotiation. The past due payment is recorded as a receivable due from GalvanEyes at May 31, 2023 on the Consolidated Balance Sheet. See Note 20 of the Notes to the Unaudited Consolidated Financial Statement of this Form 10-Q.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Voxx conducts business in various non-U.S. countries, including Germany, Canada, Mexico, China, Hong Kong, Venezuela, Denmark, the Netherlands, France, Australia, and Japan and thus is exposed to market risk for changes in foreign currency exchange rates. As a result, we have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the U.S., which can adversely impact our net income and cash flows. For the three months ended May 31, 2023, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $2,800, and an increase in net loss of approximately $30. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade, and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations, and U.S. dollar denominated purchases in its foreign subsidiaries. The Company often enters forward contracts to hedge certain Euro-related transactions. The Company minimizes the risk of nonperformance on the forward contracts by transacting with major financial institutions. During the three months ended May 31, 2023 and 2022, the Company did not have any forward contracts designated for hedge accounting, and there were no foreign currency hedge contracts outstanding at May 31, 2023.

We are also subject to risk from changes in foreign currency exchange rates from the translation of financial statements of our foreign subsidiaries and for long-term intercompany loans with the foreign subsidiaries. These changes result in cumulative translation adjustments, which are included in Accumulated other comprehensive (loss) income. At May 31, 2023, we had translation exposure to various foreign currencies with the most significant being the Euro. A hypothetical 10% adverse change in the foreign currency rates would result in a negative impact of $12 on Other comprehensive income (loss) for the three months ended May 31, 2023.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and investment grade corporate and U.S. government securities. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed. In connection with the Florida Mortgage, we have debt outstanding in the amount of $5,990 at May 31, 2023. Interest on this mortgage is charged at 79% of the applicable SOFR rate plus 1.87%. The Company currently has one interest rate swap for the Florida Mortgage with a notional amount of $5,990 at May 31, 2023. This swap locks the interest rate at 3.43% (inclusive of credit spread) on the Florida Mortgage through the mortgage end date of March 2026. The Company also has a Euro asset-based lending facility in Germany with a variable rate. The balance outstanding related to this facility at May 31, 2023 was $1,068 (see Note 16).

As of May 31, 2023, the total net fair value of the interest rate swap recorded in Other assets on our Consolidated Balance Sheet is $147, which represents the amount that would be received upon unwinding the interest rate swap agreement based on market conditions on that date. Changes in the fair value of this interest rate swap agreement are reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated other comprehensive (loss) income.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of May 31, 2023 to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended May 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 23 of the Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Note 15 of the Form 10-K for the fiscal year ended February 28, 2023 for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended February 28, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our Board of Directors to repurchase shares of the Company's Class A Common Stock. During the three months ended May 31, 2023, the Company repurchased 371,087 shares of Class A Common Stock for an aggregate cost of $4,113, as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
3/1/2023 - 3/31/2023	225,659	$11.80	225,659	1,571,778
4/1/2023 - 4/30/2023	7,182	11.95	7,182	1,564,596
5/1/2023 - 5/31/2023	138,246	9.78	138,246	1,426,350
Total other commitments	371,087

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Patrick M. Lavelle Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Charles M. Stoehr Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended May 31, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii), the Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Consolidated Statements of Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

July 10, 2023

By:	/s/ Patrick M. Lavelle
Patrick M. Lavelle,
Chief Executive Officer

By:	/s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer