Form 10-Q
period 2023-08-31
VOXX International Corp
filed 2023-10-10
CIK 807707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of October 6, 2023
Class A Common Stock	20,384,193 Shares
Class B Common Stock	2,260,954 Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	August 31, 2023	February 28, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,934	$6,134
Accounts receivable, net of allowances of $2,005 and $2,515 at August 31, 2023 and February 28, 2023, respectively	62,184	82,753
Inventory	174,195	175,129
Receivables from vendors	338	112
Due from GalvanEyes LLC (Note 20)	2,500	—
Prepaid expenses and other current assets	19,816	19,817
Income tax receivable	1,079	1,076
Total current assets	266,046	285,021
Investment securities	934	1,053
Equity investment	21,663	22,018
Property, plant and equipment, net	45,931	47,044
Operating lease, right of use assets	3,397	3,632
Goodwill	64,297	65,308
Intangible assets, net	86,473	90,437
Deferred income tax assets	1,209	1,218
Other assets	3,067	3,720
Total assets	$493,017	$519,451
Liabilities, Redeemable Equity, Redeemable Non-Controlling Interest, and Stockholders' Equity
Current liabilities:
Accounts payable	$36,786	$35,099
Accrued expenses and other current liabilities	40,036	41,856
Income taxes payable	1,593	2,276
Accrued sales incentives	18,598	21,778
Contingent consideration, current (Note 2)	4,500	4,500
Final arbitration award payable (Note 23)	45,987	43,388
Contract liabilities, current	3,520	3,990
Current portion of long-term debt	500	500
Total current liabilities	151,520	153,387
Long-term debt, net of debt issuance costs	41,213	37,513
Finance lease liabilities, less current portion	366	63
Operating lease liabilities, less current portion	2,390	2,509
Deferred compensation	934	1,053
Deferred income tax liabilities	4,599	4,855
Other tax liabilities	875	966
Prepaid ownership interest in EyeLock LLC due to GalvanEyes LLC (Note 20)	9,817	7,317
Other long-term liabilities	2,146	2,947
Total liabilities	213,860	210,610
Commitments and contingencies (Note 23)
Redeemable equity (Note 8)	4,064	4,018
Redeemable non-controlling interest (Note 2)	(2,093)	232
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (Note 19)	—	—
Common stock:
Class A, $.01 par value, 60,000,000 shares authorized, 24,553,184 and 24,538,184 shares issued and 20,543,609 and 21,167,527 shares outstanding at August 31, 2023 and February 28, 2023, respectively	246	246
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding at both August 31, 2023 and February 28, 2023	22	22
Paid-in capital	297,043	296,577
Retained earnings	77,320	97,997
Accumulated other comprehensive loss	(17,654)	(18,680)
Less: Treasury stock, at cost, 4,009,575 and 3,370,657 shares of Class A Common Stock at August 31, 2023 and February 28, 2023, respectively	(37,257)	(30,285)
Less: Redeemable equity	(4,064)	(4,018)
Total VOXX International Corporation stockholders' equity	315,656	341,859
Non-controlling interest	(38,470)	(37,268)
Total stockholders' equity	277,186	304,591
Total liabilities, redeemable equity, redeemable non-controlling interest, and stockholders' equity	$493,017	$519,451

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Three months ended August 31,		Six months ended August 31,
	2023	2022	2023	2022
Net sales	$113,642	$125,705	$225,568	$254,437
Cost of sales	85,017	96,448	169,363	191,941
Gross profit	28,625	29,257	56,205	62,496
Operating expenses:
Selling	10,021	11,865	21,187	24,150
General and administrative	17,250	18,853	36,677	37,983
Engineering and technical support	7,857	8,284	16,194	16,673
Acquisition costs	—	—	—	136
Restructuring expenses	2,008	229	2,067	229
Total operating expenses	37,136	39,231	76,125	79,171
Operating loss	(8,511)	(9,974)	(19,920)	(16,675)
Other (expense) income:
Interest and bank charges	(1,573)	(911)	(3,119)	(1,641)
Equity in income of equity investee	1,241	1,763	2,857	3,351
Final arbitration award (see Note 23)	(1,612)	(986)	(2,598)	(1,972)
Other, net	(952)	(1,519)	(1,653)	(3,629)
Total other expense, net	(2,896)	(1,653)	(4,513)	(3,891)
Loss before income taxes	(11,407)	(11,627)	(24,433)	(20,566)
Income tax expense (benefit)	1,170	(708)	(151)	(1,800)
Net loss	(12,577)	(10,919)	(24,282)	(18,766)
Less: net loss attributable to non-controlling interest	(1,513)	(703)	(2,480)	(2,023)
Net loss attributable to VOXX International Corporation and Subsidiaries	$(11,064)	$(10,216)	$(21,802)	$(16,743)
Other comprehensive income (loss):
Foreign currency translation adjustments	820	(2,128)	1,058	(3,622)
Derivatives designated for hedging	34	99	(26)	186
Pension plan adjustments	(5)	40	(6)	72
Other comprehensive income (loss), net of tax	849	(1,989)	1,026	(3,364)
Comprehensive loss attributable to VOXX International Corporation and Subsidiaries	$(10,215)	$(12,205)	$(20,776)	$(20,107)
Loss per share - basic: Attributable to VOXX International Corporation and Subsidiaries	$(0.47)	$(0.42)	$(0.92)	$(0.69)
Loss per share - diluted: Attributable to VOXX International Corporation and Subsidiaries	$(0.47)	$(0.42)	$(0.92)	$(0.69)
Weighted-average common shares outstanding (basic)	23,462,575	24,423,577	23,629,147	24,418,020
Weighted-average common shares outstanding (diluted)	23,462,575	24,423,577	23,629,147	24,418,020

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity

For the three and six months ended August 31, 2023 and 2022

(In thousands, except share and per share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Treasury Stock	Redeemable Equity	Total Stock- holders' Equity
Balances at February 28, 2023	$268	$296,577	$97,997	$(18,680)	$(37,268)	$(30,285)	$(4,018)	$304,591
Net loss	—	—	(10,738)	—	(649)	—	—	(11,387)
Other comprehensive income, net of tax	—	—	—	177	—	—	—	177
Repurchase of 371,087 shares of common stock	—	—	—	—	—	(4,113)	—	(4,113)
Stock-based compensation expense	—	258	—	—	—	—	(23)	235
Balances at May 31, 2023	268	296,835	87,259	(18,503)	(37,917)	(34,398)	(4,041)	289,503
Net loss	—	—	(11,064)	—	(553)	—	—	(11,617)
Prior period adjustment (Note 2)	—	—	1,125	—	—	—	—	1,125
Other comprehensive loss, net of tax	—	—	—	849	—	—	—	849
Repurchase of 267,831 shares of Class A common stock	—	—	—	—	—	(2,859)	—	(2,859)
Stock-based compensation expense	—	208	—	—	—	—	(23)	185
Balances at August 31, 2023	268	297,043	77,320	(17,654)	(38,470)	(37,257)	(4,064)	277,186

Balances at February 28, 2022	$267	$300,453	$126,573	$(17,503)	$(35,000)	$(25,138)	$(3,550)	$346,102
Net loss	—	—	(6,527)	—	(707)	—	—	(7,234)
Other comprehensive loss, net of tax	—	—	—	(1,375)	—	—	—	(1,375)
Cash settlement of market stock units upon vesting of 80% of award	—	(4,000)	—	—	—	—	—	(4,000)
Net settlement of 61,337 shares of Class A Common Stock upon vesting of stock awards, net of withholding taxes	1	(404)	—	—	—	—	—	(403)
Reclassification of stockholders' equity to redeemable equity	—	—	—	—	—	—	(33)	(33)
Stock-based compensation expense	—	126	—	—	—	—	133	259
Balances at May 31, 2022	268	296,175	120,046	(18,878)	(35,707)	(25,138)	(3,450)	333,316
Net loss	—	—	(10,216)	—	(583)	—	—	(10,799)
Other comprehensive loss, net of tax	—	—	—	(1,989)	—	—	—	(1,989)
Stock-based compensation expense	—	136	—	—	—	—	(333)	(197)
Balances at August 31, 2022	268	296,311	109,830	(20,867)	(36,290)	(25,138)	(3,783)	320,331

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Six months ended August 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(24,282)	$(18,766)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,492	6,726
Amortization of debt discount	196	127
Bad debt expense	38	50
Reduction in the carrying amount of the right of use asset	703	785
Gain on forward contracts	—	(62)
Equity in income of equity investees	(2,857)	(3,351)
Distribution of income from equity investees	3,212	2,514
Deferred income tax benefit	(286)	(110)
Non-cash compensation adjustment	(119)	(5)
Stock based compensation expense	466	262
(Gain) loss on disposal of property, plant, and equipment	(31)	12
Gain on sale of intangible asset	(450)	—
Changes in operating assets and liabilities:
Accounts receivable	20,787	23,099
Inventory	1,490	(21,221)
Receivables from vendors	(230)	143
Prepaid expenses and other	(1,856)	1,147
Investment securities-trading	119	6
Accounts payable, accrued expenses, accrued sales incentives, contract liabilities, and other liabilities	(32)	(34,061)
Income taxes payable	(799)	(3,612)
Net cash provided by (used in) operating activities	2,561	(46,317)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,444)	(2,226)
Proceeds from sale of property, plant, and equipment	33	—
Proceeds from sale of intangible asset	450	—
Net cash used in investing activities	(961)	(2,226)
Cash flows from financing activities:
Principal payments on finance lease obligation	(169)	(147)
Repayment of bank obligations	(76,630)	(69,160)
Borrowings on bank obligations	80,461	94,518
Deferred financing costs	(112)	—
Settlement of market stock unit awards	—	(4,000)
Withholding taxes paid on net issuance of stock award	—	(404)
Purchase of treasury stock	(6,972)	—
Net cash (used in) provided by financing activities	(3,422)	20,807
Effect of exchange rate changes on cash	1,622	4,274
Net decrease in cash and cash equivalents	(200)	(23,462)
Cash and cash equivalents at beginning of period	6,134	27,788
Cash and cash equivalents at end of period	$5,934	$4,326

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(1) Basis of Presentation

The accompanying unaudited interim consolidated financial statements of VOXX International Corporation and Subsidiaries ("Voxx" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270 for interim financial information, and in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations, changes in stockholders’ equity, and cash flows for all periods presented. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year or any interim period due to seasonal variations in operating results and other factors. These unaudited consolidated financial statements do not include all disclosures associated with audited consolidated financial statements prepared in accordance with GAAP. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 28, 2023. Certain amounts in the prior year have been reclassified to conform to the current year presentation.

We operate in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. See Note 21 for the Company's segment reporting disclosures.

(2) Acquisition

a) Redeemable Non-controlling Interest

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

The Company has consolidated the financial results of Onkyo since the acquisition date for financial reporting purposes. The non-controlling interest has been classified as redeemable non-controlling interest outside of equity on the accompanying Consolidated Balance Sheets as the exercise of the put option is not within the Company’s control. The carrying value of the redeemable non-controlling interest of Onkyo cannot be less than the redemption amount, which is the amount Sharp will settle the put option for if exercised. Adjustments to reconcile the carrying value to the redemption amount are recorded immediately to retained earnings, but not net income. However, the redemption value adjustments are reflected in the earnings per share calculation. No adjustment was made to the carrying amount of the redeemable non-controlling interest at August 31, 2023 as the carrying amount was in excess of the redemption amount. The following table provides the rollforward of the redeemable non-controlling interest for the six months ended August 31, 2023:

Redeemable Non-controlling Interest
Balance at February 28, 2023	$232
Net loss attributable to non-controlling interest	(1,278)
Comprehensive loss attributable to non-controlling interest	62
Foreign currency translation	16
Prior period adjustment	(1,125)
Balance at August 31, 2023	$(2,093)

The prior period adjustment of $1,125 relates to the redeemable non-controlling interest that was retrospectively adjusted to reflect the recording of third-party royalty expenses on Onkyo that were previously recorded on a wholly owned subsidiary.

b) Contingent Consideration

The purchase price of the acquisition on September 8, 2021 included contingent consideration payable to OHEC. The original terms of the contingent consideration payable were based upon the calculation of 2% of the total price of certain future product purchases by PAC, as defined in the Asset Purchase Agreement ("APA"). Such payments were due to OHEC in perpetuity. The fair value of the contingent consideration is classified within Level 3 and was determined using an income approach, by estimating potential payments based on projections of future inventory purchases multiplied by the 2% payment and discounting them back to their present values using a weighted average cost of capital. A second discount rate was applied to account for the Company’s credit risk to arrive at the present value of the payments. As there was no set term and the payments were to be made in perpetuity, a one-stage Gordon Growth Model was used to account for expected payments made beyond the last year of projections.

On May 13, 2022, OHEC filed for bankruptcy protection in Japan. On February 10, 2023, the contingent consideration obligation was settled with the bankruptcy trustee of OHEC for $6,000. This settlement relieves Onkyo from the future payments of 2% of the total purchase price of certain future product purchases that were to be made in perpetuity. The $6,000 settlement amount is to be paid in three installments. The first installment of $1,500 was made in February 2023. The remaining installments, totaling $4,500 as of August 31, 2023, are expected to be made in Fiscal 2024 after the completion of the obligation of the bankruptcy trustee of OHEC under the settlement agreement.

The following table provides a rollforward of the Company's contingent consideration balance for the six months ended August 31, 2023:

Balance at February 28, 2023	$4,500
Payments	-
Balance at August 31, 2023	$4,500

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

A reconciliation between the denominator of basic and diluted net loss per common share is as follows:

	Three months ended August 31,		Six months ended August 31,
	2023	2022	2023	2022
Weighted-average common shares outstanding (basic)	23,462,575	24,423,577	23,629,147	24,418,020
Effect of dilutive securities:
Restricted stock units, market stock units, and stock grants	—	—	—	—
Weighted-average common shares and potential common shares outstanding (diluted)	23,462,575	24,423,577	23,629,147	24,418,020

Restricted stock units, market stock units, and stock grants of 290,173 and 377,019 for the three months ended August 31, 2023 and 2022, respectively, and 292,877 and 372,922 for the six months ended August 31, 2023 and 2022, respectively, were not included in the net loss per diluted share calculation because the grant price of the restricted stock units, market stock units, and stock grants was greater than the average market price of the Company’s common stock during these periods, or the inclusion of these components would have been anti-dilutive.

(4) Investment Securities

As of August 31, 2023, and February 28, 2023, the Company had the following investments:

August 31, 2023
Fair Value
Investment Securities
Marketable Equity Securities
Mutual funds	$934
Total Marketable Equity Securities	934
Total Investment Securities	$934

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

(5) Fair Value Measurements and Derivatives

The Company applies the authoritative guidance on “Fair Value Measurements," which, among other things, requires enhanced disclosures about assets and liabilities that are measured and reported at fair value. This guidance establishes a hierarchal disclosure framework that prioritizes and ranks the level of market price observability used in measuring these assets and liabilities at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various assets and liabilities. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the assets and liabilities.

Assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 - Quoted market prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 inputs that are either directly or indirectly observable.

Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents financial assets and liabilities measured at fair value on a recurring basis at August 31, 2023:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$5,934	$5,934	$-	$-
Mutual funds	934	934	-	-
Interest rate swap agreements	181	-	181	-

The following table presents financial assets and liabilities measured at fair value on a recurring basis at February 28, 2023:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$6,134	$6,134	$-	$-
Mutual funds	1,053	$1,053	$-	$-
Interest rate swap agreements	207	-	207	-

The carrying value of our other financial instruments did not differ materially from their estimated fair values at August 31, 2023 and February 28, 2023.

Derivative Instruments

The Company’s derivative instruments include an interest rate swap agreement and foreign currency options.

The Company’s interest rate swap agreement hedges interest rate exposure related to the outstanding balance of its Florida Industrial Revenue Bonds ("the Florida Mortgage"), with monthly payments due through March 2026. On May 3, 2023, VOXX HQ LLC entered into an Amended and Restated Confirmation of Swap Transaction with Wells Fargo Bank N.A. related to this interest rate swap. The swap contract was amended to reference the SOFR Rate in conjunction with an amendment to the Florida Mortgage which provided for a replacement benchmark from LIBOR to SOFR (see Note 16). The swap agreement locks the interest rate on the debt at 3.43% (inclusive of credit spread) through the maturity date of the loan. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of our interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either assets or liabilities based on the fair value of the instruments at the end of the period. The current outstanding notional value of the Company's interest rate swap at August 31, 2023 is $5,865.

Foreign currency options are utilized by our German subsidiary to hedge a portion of their U.S. Dollar company’s inventory purchases when management views them to be advantageous. Our foreign currency options do not qualify for hedge accounting and have not been designated as cash flow hedges. The valuation of our foreign currency options is performed based on foreign exchange rates and yield curves built from observable market parameters and, where applicable, on Black Scholes or local volatility models calibrated to available volatility quotes (Level 2). As of August 31, 2023, there are open forward foreign currency option contracts with notional U.S. Dollar equivalent amounts aggregating $13,800 that have not been designated as cash flow hedges. The remaining maturities of all our option contracts are less than one year. In prior periods, forward foreign currency derivatives that qualified for hedge accounting were designated as cash flow hedges.

Financial Statement Classification

The following table discloses the fair value as of August 31, 2023 and February 28, 2023 of the Company’s derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	August 31, 2023	February 28, 2023
Designated derivative instruments
Interest rate swap agreements	Other assets	$181	$207
Total derivatives		$181	$207

The fair value of our forward foreign currency contracts and foreign currency options were not significant.

Cash Flow Hedges

The change in the fair value of hedging derivative instruments that are expected to be highly effective and have been designated and qualify as cash flow hedges are recorded to Other comprehensive income (loss). During the same period or periods during which the hedged transaction affects earnings, the amounts recorded in Other comprehensive income (loss) are reclassified to earnings and presented in the same income statement line item as the effect of the hedged item. The change in fair value of the derivative instruments that do not qualify for hedge accounting and have not been designated as cash flow hedges are included in other (expense) income on the accompanying Unaudited Consolidated Statements of Operations and Comprehensive Loss immediately.

The gain or loss on the Company’s interest rate swap is recorded in Other comprehensive income (loss) and subsequently reclassified into Interest and bank charges in the period in which the hedged transaction affects earnings. As of August 31, 2023, no interest rate swaps originally designated for hedge accounting were de-designated or terminated.

All forward foreign currency contracts entered into in prior years were fully settled as of February 28, 2022 and had been designated as cash flow hedges. The net income recognized in Other comprehensive income (loss) for foreign currency contracts settled in the fourth quarter of Fiscal 2022 were recognized in Cost of sales during the six months ended August 31, 2022. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. None of the Company's foreign currency options as of August 31, 2023 were designated as cash flow hedges.

Activity related to cash flow hedges recorded during the three and six months ended August 31, 2023 and 2022 was as follows:

	Three months ended		Six months ended
	August 31, 2023		August 31, 2023
	Pretax Gain Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Pretax Loss Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Interest rate swaps	$34	$-	$(26)	$-

	Three months ended		Six months ended
	August 31, 2022		August 31, 2022
	Pretax Gain Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Pretax Gain Recognized in Other Comprehensive Income	Pretax Gain Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	$—	$—	$—	$63
Interest rate swaps	99	—	272	—

Activity related to the foreign currency options not designated as cash flow hedges was not material during the three and six months ended August 31, 2023.
(6) Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of the following:

	Foreign Currency Translation Losses	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2023	$(18,567)	$(321)	$208	$(18,680)
Other comprehensive income (loss) before reclassifications	1,058	(6)	(26)	1,026
Reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive income (loss)	1,058	(6)	(26)	1,026
Balance at August 31, 2023	$(17,509)	$(327)	$182	$(17,654)

For the three and six months ended August 31, 2023, there were no taxes recorded related to derivatives designated in a hedging relationship or pension plan adjustments within Other comprehensive income (loss).

The other comprehensive (loss) income before reclassification related to foreign currency translation gains of $1,058 includes the remeasurement of intercompany transactions of a long-term investment nature of $353 with certain subsidiaries whose functional currency is not the U.S. dollar, and $705 from translating the financial statements of the Company's non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar.

(7) Supplemental Cash Flow Information

The following is supplemental information relating to the Unaudited Consolidated Statements of Cash Flows:

	Six months ended August 31,
	2023	2022
Non-cash investing and financing activities:
Recording of redeemable equity	$(46)	$(108)
Reclassification of stockholders' equity to redeemable equity	-	341
Gross issuance of shares	-	1
Right of use assets obtained in exchange for operating lease obligations	549	659
Right of use assets obtained in exchange for finance lease obligations	575	-
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$648	$751
Operating cash flows from finance leases	8	2
Finance cash flows from finance leases	169	147
Cash paid during the period:
Interest (excluding bank charges)	$2,135	$671
Income taxes (net of refunds)	910	1,742

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

The Company's Omnibus Equity Incentive Plan was established in 2014 (the "2014 Plan"). Pursuant to the 2014 Plan, Restricted Stock Units ("RSUs") may be awarded by the Company to any individual who is employed by, provides services to, or serves as a director of the Company or its affiliates. RSUs vest on the later of three years from the date of grant, or the grantee reaching the age of 65 years. The RSU awards will also vest upon the sale of all of the Company's issued and outstanding stock, the sale of all, or substantially all, of the assets of a subsidiary of which the grantee serves as CEO and/or President, or the termination of the grantee's employment without cause, provided that the grantee, at the time of termination, has been employed for at least 10 years. When vested, RSU awards may be settled in shares of Class A Common Stock or in cash, at the Company's sole option. There are no market conditions inherent in an RSU award, only the employee performance requirement for performance awards, and the service requirement that the respective employee continues employment with the Company through the vesting date. In July 2023, the Company granted 18,116 RSU awards to employees under the 2014 Plan. The Company expenses the cost of RSU awards on a straight-line basis over the requisite service period of each grantee. For these purposes, the fair market value of each RSU is determined based on the mean of the high and low price of the Company's common stock on the grant date. The fair market value of each RSU granted in July 2023 was $9.89.

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
-
Additional stock grants of 100,000 shares of Class A Common Stock to be issued on each of March 1, 2020, March 1, 2021, and March 1, 2022. For the three and six months ended August 31, 2023 and August 31, 2022, there was no remaining compensation expense recognized related to these awards, as all awards have been vested and settled.
-
Grant of market stock units (“MSU’s”) up to a maximum value of $5,000, based upon the achievement of a 90-calendar day average stock price of no less than $5.49 over the performance period ending on the third and fifth anniversary of the effective date of the Employment Agreement. The value of the MSU award increases based upon predetermined targeted 90-calendar day average stock prices with a maximum of $5,000 if the 90-calendar day average high stock price equals or exceeds $15.00. The total number of shares to be issued related to the MSU's based upon achievement of the maximum award value of $5,000, and if issued at $15.00 per share, was estimated at 333,333 shares. The award may be settled in shares or in cash upon mutual agreement between the Company and Mr. Lavelle. Actual results may differ based upon when the high average stock price is achieved and settled. We recognized stock-based compensation expense of $23 and $46 during both the three and six months ended August 31, 2023 and 2022, respectively, related to these MSU’s using the graded vesting attribution method over the performance period. On March 1, 2022, 80% of this MSU award vested and was settled in cash, resulting in a payment made to Mr. Lavelle in the amount of $4,000 during the six months ended August 31, 2022. As of August 31, 2023, 20% of the MSU’s remain outstanding.

All stock grants under the Employment Agreement are subject to a hold requirement as specified in the Employment Agreement. The Employment Agreement gave Mr. Lavelle, in certain limited change of control situations, the right to require the Company to purchase shares issued in connection with the Employment Agreement, shares personally acquired by Mr. Lavelle, and shares issued to him under other incentive compensation arrangements. Accordingly, the stock awards issued in connection with the Employment Agreement are presented as redeemable equity on the Consolidated Balance Sheets at grant-date fair value. RSUs previously held by Mr. Lavelle under the 2014 Plan and shares personally purchased by Mr. Lavelle have been reclassified from permanent equity to redeemable equity. As the contingent events that would allow Mr. Lavelle to redeem the shares are not probable at this time, remeasurement of the amounts in redeemable equity have not been recorded. The Employment Agreement contains certain restrictive and non-solicitation covenants. On September 28, 2023, the term of the agreement was extended for one year through February 28, 2025 under which Mr. Lavelle's annual salary will be $750 and he will receive a $250 cash equivalent share grant to be awarded in quarterly increments calculated on the fair market value of the Company's Class A Common Stock on each of June 30, 2024, September 30, 2024, December 31, 2024, and March 31, 2025.

Grant of Shares to President

On February 6, 2023, Voxx appointed Beat Kahli, the Company’s largest holder of Class A Common Stock, President of the Company. The Company entered into an employment agreement with Mr. Kahli effective February 6, 2023 with a term ending on February 29, 2024. Under the terms of the employment agreement, in addition to a $300 yearly salary, Mr. Kahli was granted the right to receive stock-based compensation in the form of a stock grant of 20,000 shares of the Company's Class A Common Stock to be issued on each of June 30, 2023, September 30, 2023, December 31, 2023 and March 31, 2024. We recognized stock-based compensation expense of $57 and $154 during the three and six months ended August 31, 2023, respectively, related to this stock grant. The grant fair value of these shares was $10.66 per share and compensation expense is recorded using the graded vesting attribution method.

The following table presents a summary of the activity related to the additional stock grants under the Employment Agreement, and RSU grants under the 2014 Plan for the six months ended August 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested award balance at February 28, 2023	286,986	$7.70
Granted	18,116	9.89
Vested	(113,790)	6.70
Vested and settled	(5,000)	10.66
Unvested award balance at August 31, 2023	186,312	$9.02

At August 31, 2023, there were 605,295 vested and unsettled RSU awards under the Company’s 2014 Plan with a weighted average fair value of $6.23.

During the three and six months ended August 31, 2023 and 2022, the Company recorded $208 and $466, respectively, and $136 and $262, respectively, in total stock-based compensation related to the 2014 Plan, as well as MSU’s under the Employment Agreement and stock grants under the President's employment agreement. As of August 31, 2023, there was approximately $990 of unrecognized stock-based compensation expense related to unvested RSU awards, MSU’s, and stock grants.

(9) Supply Chain Financing

The Company has supply chain financing agreements and factoring agreements that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The balances under the agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three and six months ended August 31, 2023, net of discounts, were $28,278 and $55,633, respectively, compared to $21,478 and $41,682, respectively, for the three and six months ended August 31, 2022. Balances sold under existing supply chain finance and factoring agreements increased during the three and six months ended August 31, 2023 as compared to the prior year, due to an increase in activity under all of the Company's agreements.

(10) Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $2,079 and $4,455 for the three and six months ended August 31, 2023, respectively, compared to $2,528 and $5,097 for the three and six months ended August 31, 2022, respectively. All amounts are net of customer reimbursements and are included within Engineering and technical support expenses on the Unaudited Consolidated Statements of Operations and Comprehensive Loss.

(11) Goodwill and Intangible Assets

The change in goodwill by segment is as follows:

Automotive Electronics:	Amount
Beginning balance at March 1, 2023	$3,052
Activity during the period	—
Balance at August 31, 2023	$3,052
Gross carrying value at August 31, 2023	$10,425
Accumulated impairment charge	(7,373)
Net carrying value at August 31, 2023	$3,052
Consumer Electronics:
Beginning balance at March 1, 2023	$62,256
Foreign currency adjustments	(1,011)
Balance at August 31, 2023	$61,245
Gross carrying value at August 31, 2023	$93,756
Accumulated impairment charge	(32,511)
Net carrying value at August 31, 2023	$61,245
Total Goodwill, net	$64,297

The Company's Biometrics segment did not carry a goodwill balance at August 31, 2023 or February 28, 2023.

At August 31, 2023, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$53,924	$44,493	$9,431
Trademarks/Tradenames	20,558	4,180	16,378
Developed technology	19,094	15,174	3,920
Patents	6,736	5,987	749
License	1,400	1,400	—
Contracts	1,556	1,556	—
Total finite-lived intangible assets	$103,268	$72,790	30,478
Indefinite-lived intangible assets
Trademarks			55,995
Total intangible assets, net			$86,473

At February 28, 2023, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$53,790	$42,786	$11,004
Trademarks/Tradenames	21,205	3,360	17,845
Developed technology	19,434	14,645	4,789
Patents	6,736	5,845	891
License	1,400	1,400	—
Contracts	1,556	1,556	—
Total finite-lived intangible assets	$104,121	$69,592	34,529
Indefinite-lived intangible assets
Trademarks			55,908
Total intangible assets, net			$90,437

The Company recorded amortization expense of $1,640 and $3,320 for the three and six months ended August 31, 2023, respectively, compared to $1,663 and $3,588 for the three and six months ended August 31, 2022, respectively. The estimated aggregate amortization expense for all amortizable intangibles for August 31 of each of the succeeding years is as follows:

Year	Amount
2024	$6,004
2025	5,783
2026	4,637
2027	3,305
2028	2,967

(12) Equity Investment

As of August 31, 2023 and February 28, 2023, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA"), which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	August 31, 2023	February 28, 2023
Current assets	$47,783	$48,391
Non-current assets	6,491	6,525
Liabilities	10,948	10,880
Members' equity	43,326	44,036

	Six months ended August 31,
	2023	2022
Net sales	$42,192	$56,199
Gross profit	11,115	12,688
Operating income	5,321	6,670
Net income	5,714	6,702

The Company's share of income from ASA was $1,241 and $2,857 for the three and six months ended August 31, 2023, respectively, compared to $1,763 and $3,351 for the three and six months ended August 31, 2022, respectively.

(13) Income Taxes

The Company’s provision for income taxes consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments, as necessary.

For the three months ended August 31, 2023, the Company recorded an income tax provision of $1,170, which includes a discrete income tax expense of $115. For the three months ended August 31, 2022, the Company recorded an income tax benefit of $708, which includes a discrete income tax benefit of $9. The effective tax rates for the three months ended August 31, 2023 and 2022 were an income tax provision of 10.3% on pre-tax loss of $11,407 and an income tax benefit of 6.1% on a pre-tax loss of $11,627, respectively.

The effective tax rate for the three months ended August 31, 2023 differs from the U.S. statutory rate of 21% as a result of a number of factors, primarily related to no income tax benefit recorded on current year U.S and Japanese pre-tax losses given the Company maintains a full valuation allowance, income taxed in foreign jurisdictions at varying tax rates, nondeductible permanent differences, research and development credits, and adjustments to our deferred tax liability related to indefinite lived intangibles.

The effective tax rate for the three months ended August 31, 2022 differed from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a tax benefit related to the decrease in the valuation allowance based on forecasted earnings.

For the six months ended August 31, 2023, the Company recorded an income tax benefit of $151, which includes a discrete income tax benefit of $317 related primarily to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations offset by the remeasurement of state deferred taxes based on law changes enacted during the period. For the six months ended August 31, 2022, the Company recorded an income tax benefit of $1,800, which includes a discrete income tax benefit of $172 related primarily to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations. The effective tax rates for the six months ended August 31, 2023 and 2022 were an income tax benefit of 0.6% on pre-tax loss of $24,433 and an income tax benefit of 8.8% on a pre-tax loss of $20,566, respectively.

The effective tax rate for the six months ended August 31, 2023 differs from the U.S. statutory rate of 21% as a result of a number of factors, primarily related to no income tax benefit recorded on current year U.S and Japanese pre-tax losses given the Company maintains a full valuation allowance, income taxed in foreign jurisdictions at varying tax rates, nondeductible permanent differences, research and development credits, and adjustments to our deferred tax liability related to indefinite lived intangibles.

The effective tax rate for the six months ended August 31, 2022 differs from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a decrease in valuation allowance.

At August 31, 2023 and February 28, 2023, the Company had an uncertain tax position liability balance of $875 and $966, respectively, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S. federal, state, and local, and foreign tax issues.

(14) Inventory

Inventories by major category are as follows:

	August 31, 2023	February 28, 2023
Raw materials	$26,400	$28,048
Work in process	654	1,363
Finished goods	147,141	145,718
Inventory	$174,195	$175,129

(15) Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs. The liability for product warranties is included within Accrued expenses and other current liabilities and the reserve for product repair costs is recorded as a reduction of Inventory on the Consolidated Balance Sheets.

	Three months ended August 31,		Six months ended August 31,
	2023	2022	2023	2022
Opening balance	$6,953	$6,268	$6,759	$5,622
Liabilities for warranties accrued during the period	723	1,299	2,025	3,297
Warranty claims settled during the period	(1,009)	(1,328)	(2,117)	(2,680)
Ending balance	$6,667	$6,239	$6,667	$6,239

(16) Financing Arrangements

The Company has the following financing arrangements:

	August 31, 2023	February 28, 2023
Debt
Domestic credit facility (a)	$33,081	$29,000
Florida mortgage (b)	5,865	6,115
Euro asset-based lending obligation - VOXX Germany (c)	—	—
Shareholder loan payable to Sharp (d)	3,863	4,079
Total debt	42,809	39,194
Less: current portion of long-term debt	500	500
Long-term debt	42,309	38,694
Less: debt issuance costs	1,096	1,181
Total long-term debt, net of debt issuance costs	$41,213	$37,513

(a)
Domestic Credit Facility

The Company has a senior secured credit facility (the "Credit Facility") with Wells Fargo Bank, N.A. ("Wells Fargo") that provides for a revolving credit facility with committed availability of up to $165,000. The Credit Facility also includes a $50,000 sublimit for letters of credit and a $15,000 sublimit for Swing Loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory, certain real estate, and certain intellectual property, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 16(b)). The availability under the revolving credit line of the Credit Facility was $72,261 as of August 31, 2023.

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

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or SOFR Rate Loans, except that Swing Loans may only be designated as Base Rate Loans. Loans designated as SOFR Rate Loans bear interest at a rate equal to the then applicable SOFR rate plus a range of 1.75 – 2.25% (7.30% at August 31, 2023). Loans designated as Base Rate loans bear interest at a rate equal to the applicable margin for Base Rate Loans plus a range of 0.75 - 1.25% as defined in the Agreement and shall not be lower than 1.75% (9.25% at August 31, 2023).

Provided that the Company is in a Compliance Period (the period commencing on that day in which Excess

Availability is less than 15% of the Maximum Revolver Amount and ending on a day in which Excess Availability is equal to or greater than 15% for any consecutive 30-day period thereafter), the Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the Agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of August 31, 2023, the Company was not in a Compliance Period.

The obligations under the Credit Facility documents are secured by a general lien on, and security interest in, substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles, and inventory. The Company has guaranteed the obligations of the borrowers under the Agreement.

Charges incurred on the unused portion of the Credit Facility during the three and six months ended August 31, 2023 totaled $199 and $405, respectively, compared to $186 and $392 during the three and six months ended August 31, 2022, respectively. These charges are included within Interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive Loss.

The Company has deferred financing costs related to the Credit Facility and previous amendments and modifications of the Credit Facility. Deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance and are amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive Loss over the term of the Credit Facility, which expires on April 19, 2026. During the three and six months ended August 31, 2023, the Company amortized $89 and $176 of these costs, respectively, as compared to $56 and $111 during the three and six months ended August 31, 2022, respectively. The net unamortized balance of these deferred financing costs as of August 31, 2023 was $983.

(b)
Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida. Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. On May 1, 2023, VOXX HQ LLC consented to a First Amendment and Supplement to the Indenture of Trust relating to the Florida Industrial Revenue Bonds, and which provided for a replacement benchmark from LIBOR to SOFR, including a modification to the interest rate to 79% of the applicable SOFR Rate plus 1.87% (6.06% at August 31, 2023). The Florida Mortgage is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The financial covenants of the Florida Mortgage are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016 and amended in February 2023.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, as well as $40 related to the May 2023 amendment, which are recorded as deferred financing costs and included in Long-term debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and are being amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive Loss over the remaining term of the Florida Mortgage. The Company amortized $11 and $20 of these costs during the three and six months ended August 31, 2023, respectively, as compared to $8 and $16 during the three and six months ended August 31, 2022, respectively. The net unamortized balance of these deferred financing costs as of August 31, 2023 is $113.

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

(c)
Euro Asset-Based Lending Obligation – VOXX Germany

Foreign bank obligations include a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000 for the Company's subsidiary, VOXX Germany, which expires on October 31, 2023. The rate of interest for the ABL is the three-month Euribor plus 2.30% (6.10% at August 31, 2023).

(d)
Shareholder Loan Payable to Sharp

In conjunction with the capitalization and funding of the Company’s Onkyo joint venture with its partner Sharp, which was created in order to execute the acquisition of certain assets of the home audio/video business of OHEC on September 8, 2021, Onkyo entered into a loan agreement with the shareholders of the joint venture, PAC and Sharp. The loan balance outstanding at August 31, 2023 represents the portion of the loan payable to Sharp. The loan balance due to PAC eliminates in consolidation. All amounts outstanding under the loan will mature and become payable ten years from the execution date of the acquisition, which is September 8, 2031. The loan may be prepaid subject to the approval of the board of directors of the joint venture and must be repaid if either the put or call option is exercised in accordance with the joint venture agreement. The rate of interest for the shareholder loan is 2.5% and the loan is secured by a second priority lien on and secured interest in all assets of Onkyo.

(17) Other (Expense) Income

Other (expense) income is comprised of the following:

	Three months ended August 31,		Six months ended August 31,
	2023	2022	2023	2022
Foreign currency loss, net	$(1,261)	$(1,721)	$(2,248)	$(4,087)
Interest income	16	4	33	9
Rental income	236	230	465	451
Miscellaneous	57	(32)	97	(2)
Total other, net	$(952)	$(1,519)	$(1,653)	$(3,629)

Losses included within Foreign currency loss, net, for the three and six months ended August 31, 2023 and 2022 were primarily driven by declines in the Japanese Yen, which impacted the re-measurement of the Company's Onkyo subsidiary intercompany loans and interest payable, which are not of a long-term investment nature. The total foreign currency loss attributable to these re-measurements for the three and six months ended August 31, 2023 was $892 and $1,347, respectively, as compared to $1,362 and $3,441 for the three and six months ended August 31, 2022, respectively.

(18)
Lease Obligations

We account for leases in accordance with ASC 842 “Leases” (“ASC 842”). We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration.

We have operating leases for office equipment, as well as offices, warehouses, and other facilities used for our operations. We also have finance leases comprised primarily of computer hardware and machinery and equipment. Our leases have remaining lease terms of less than 1 year to 8 years, some of which include renewal options. We consider these renewal options in determining the lease term used to establish our right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal option will be exercised. The Company had no short-term leases during the three and six months ended August 31, 2023.

Refer to Note 7 for supplemental cash flow information related to leases.

The components of lease cost for the three and six months ended August 31, 2023 and 2022 were as follows:

	Three months ended August 31,		Six months ended August 31,
	2023	2022	2023	2022
Operating lease cost (a) (c)	$338	$390	$703	$785
Finance lease cost:
Amortization of right of use assets (a)	100	73	169	146
Interest on lease liabilities (b)	7	1	8	2
Total finance lease cost	$107	$74	$177	$148

(a)
Recorded within Selling, General and administrative, Engineering and technical support, and Cost of sales on the Unaudited Consolidated Statements of Operations and Comprehensive Loss.
(b)
Recorded within Interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive Loss.
(c)
Includes immaterial amounts related to variable rent expense.

Supplemental balance sheet information related to leases is as follows:

	August 31, 2023	February 28, 2023
Operating Leases
Operating lease, right of use assets	$3,397	$3,632
Total operating lease right of use assets	$3,397	$3,632
Accrued expenses and other current liabilities	$1,069	$1,173
Operating lease liabilities, less current portion	2,390	2,509
Total operating lease liabilities	$3,459	$3,682
Finance Leases
Property, plant, and equipment, gross	$3,328	$2,754
Accumulated depreciation	(2,660)	(2,491)
Total finance lease right of use assets	$668	$263
Accrued expenses and other current liabilities	$305	$203
Finance lease liabilities, less current portion	366	63
Total finance lease liabilities	$671	$266
Weighted Average Remaining Lease Term
Operating leases	4.8 years	5.0 years
Finance leases	2.5 years	1.2 years
Weighted Average Discount Rate
Operating leases	4.15%	3.83%
Finance leases	4.20%	3.51%

Maturities of lease liabilities on August 31 of each of the succeeding years are as follows:

	Operating Leases	Finance Leases
2024	$1,166	340
2025	812	214
2026	547	179
2027	320	—
2028	245	—
Thereafter	671	—
Total lease payments	3,761	733
Less imputed interest	302	62
Total	$3,459	671

As of August 31, 2023, the Company has not entered into any lease agreements that have not yet commenced.

The Company owns and occupies buildings as part of its operations. Certain space within these buildings may, from time to time, be leased to third parties from which the Company earns rental income as lessor. This leased space is recorded within property, plant, and equipment and was not material to the Company's Consolidated Balance Sheets at August 31, 2023 and February 28, 2023. Rental income earned by the Company for the three and six months ended August 31, 2023 and 2022 was $236 and $465, respectively, as compared to $230 and $451, respectively, and is recorded within Other (expense) income.

(19) Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	August 31, 2023	February 28, 2023	August 31, 2023	February 28, 2023	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	20,543,609	21,167,527	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	4,009,575	3,370,657	N/A	N/A	N/A

During the three and six months ended August 31, 2023, the Company repurchased 267,831 and 638,918 shares of Class A common stock, respectively, for an aggregate cost of $2,859 and $6,972, respectively. As of August 31, 2023, 1,158,519 shares of the Company’s Class A common stock are authorized to be repurchased in the open market.

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

On September 1, 2015, Voxx acquired a majority voting interest in substantially all of the assets and certain specified liabilities of EyeLock, Inc. and EyeLock Corporation, a market leader of iris-based identity authentication solutions, through a newly formed entity, EyeLock LLC. The Company issued EyeLock LLC a promissory note for the purposes of repaying protective advances and funding working capital requirements of the entity. On August 25, 2022, this promissory note was amended and restated to allow EyeLock LLC to borrow up to $71,200. Through March 1, 2019, interest on the outstanding principal of the loan accrued at 10%. From March 1, 2019 forward, interest accrues at 2.5%. The amended and restated promissory note is due on February 29, 2024. The outstanding principal balance of this promissory note is convertible at the sole option of Voxx into units of EyeLock LLC. If Voxx chooses not to convert into equity, the outstanding loan principal of the amended and restated promissory note will be repaid at a multiple of

1.50 based on the repayment date. The agreement includes customary events of default and is collateralized by all of the property of EyeLock LLC.

We determined that we hold a variable interest in EyeLock LLC as a result of:

•
our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and
•
the loan agreement with EyeLock LLC, which has a total outstanding balance of $67,780 as of August 31, 2023.

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

On April 29, 2021, EyeLock LLC entered into a three-year exclusive distribution agreement (the “Agreement”) with GalvanEyes LLC (“GalvanEyes”), a Florida LLC managed by Beat Kahli, Voxx's President, and the largest holder of Voxx's Class A Common Shares. The Agreement provides that GalvanEyes will be the exclusive distributor of EyeLock products in the European Union, Switzerland, Puerto Rico, Malaysia, and Singapore, with the exception of any existing customer relationships prior to the Agreement date. GalvanEyes has also been granted exclusive distribution rights in the United States for the residential real estate market and specific U.S. Government agencies, and non-exclusive distribution rights in all other territories and verticals with the Company’s consent. The Agreement also includes a put/call arrangement, whereby GalvanEyes has the right to put the exclusivity back to EyeLock after the initial two-year period for a 20.0% interest in EyeLock. In turn, EyeLock has the ability to call the exclusivity during the term of the Agreement, based on the occurrence of certain events, which would result in a 20.0% equity interest given to GalvanEyes. Under the Agreement, in addition to paying for any products purchased, GalvanEyes has agreed to pay EyeLock $10,000 in the form of an annual fee, over a two-year period, of up to $5,000 per year, with payments on a quarterly basis beginning on September 1, 2021. Any gross profit generated on the sale of EyeLock LLC products by GalvanEyes are deducted from the annual fee. The value of the put/call arrangement was not significant at August 31, 2023. The quarterly installment payments owed by GalvanEyes, totaling $2,500 for the quarters ended May 31, 2023 and August 31, 2023, remain unpaid and are currently past due. GalvanEyes and the Company are considering renegotiating the distribution agreement and have agreed to defer the payments due on May 31, 2023 and August 31, 2023 to February 29, 2024, pending the resolution of the renegotiation. The past due payments are recorded as receivables due from GalvanEyes at August 31, 2023 on the accompanying Consolidated Balance Sheet. Interest will accrue on the outstanding balance at a rate of 5%. The Company has also recorded a corresponding liability on the accompanying Consolidated Balance Sheets, representing a prepayment made by GalvanEyes of a 20.0% interest in EyeLock upon exercise of the put option. As of August 31, 2023 and February 28, 2023, the balance of the liability was $9,817 and $7,317, respectively.

Assets and Liabilities of EyeLock LLC

The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheets as of August 31, 2023 and February 28, 2023:

	August 31, 2023	February 28, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$—	$158
Accounts receivable, net	72	520
Inventory, net	1,908	1,836
Receivables from vendors	—	1
Due from GalvanEyes LLC	2,500	—
Prepaid expenses and other current assets	51	92
Total current assets	4,531	2,607
Property, plant and equipment, net	5	9
Intangible assets, net	1,650	1,786
Other assets	6	8
Total assets	$6,192	$4,410
Liabilities and Partners' Deficit
Current liabilities:
Accounts payable	$812	$864
Interest payable to VOXX	15,657	14,803
Accrued expenses and other current liabilities	253	296
Due to VOXX	67,780	66,175
Total current liabilities	84,502	82,138
Prepaid ownership interest in EyeLock LLC due to GalvanEyes LLC	9,817	7,317
Other long-term liabilities	1,200	1,200
Total liabilities	95,519	90,655
Commitments and contingencies
Partners' deficit:
Capital	41,416	41,416
Retained losses	(130,743)	(127,661)
Total partners' deficit	(89,327)	(86,245)
Total liabilities and partners' deficit	$6,192	$4,410

Revenues and Expenses of EyeLock LLC

The following table sets forth the revenues and expenses of EyeLock LLC that were included in our Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended August 31, 2023 and 2022:

	For the three months ended August 31,		For the six months ended August 31,
	2023	2022	2023	2022
Net sales	$210	$332	$310	$435
Cost of sales	153	198	205	276
Gross profit	57	134	105	159
Operating expenses:
Selling	28	139	217	304
General and administrative	449	411	888	784
Engineering and technical support	563	631	1,221	1,500
Total operating expenses	1,040	1,181	2,326	2,588
Operating loss	(983)	(1,047)	(2,221)	(2,429)
Other expense:
Interest and bank charges	(433)	(435)	(861)	(868)
Other, net	—	(12)	—	(12)
Total other expense, net	(433)	(447)	(861)	(880)
Loss before income taxes	(1,416)	(1,494)	(3,082)	(3,309)
Income tax expense	—	—	—	—
Net loss	$(1,416)	$(1,494)	$(3,082)	$(3,309)

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

Segment data for each of the Company's segments is presented below:

	Automotive Electronics	Consumer Electronics	Biometrics	Corporate/ Eliminations	Total
Three Months Ended August 31, 2023
Net sales	$35,417	$78,044	$209	$(28)	$113,642
Equity in income of equity investees	1,241	—	—	—	1,241
Interest expense and bank charges	493	2,002	433	(1,355)	1,573
Depreciation and amortization expense	818	1,491	70	866	3,245
Loss before income taxes (a) (b)	(622)	(3,208)	(1,416)	(6,161)	(11,407)

Three Months Ended August 31, 2022
Net sales	$37,218	$88,015	$332	$140	$125,705
Equity in income of equity investees	1,763	—	—	—	1,763
Interest expense and bank charges	445	2,018	435	(1,987)	911
Depreciation and amortization expense	897	1,729	72	911	3,609
Loss before income taxes (a) (b)	(126)	(4,555)	(1,494)	(5,452)	(11,627)

Six Months Ended August 31, 2023
Net sales	$73,829	$151,374	$309	$56	$225,568
Equity in income of equity investees	2,857	—	—	—	2,857
Interest expense and bank charges	1,044	4,066	861	(2,852)	3,119
Depreciation and amortization expense	1,698	2,954	140	1,700	6,492
Loss before income taxes (a) (b)	(1,900)	(6,967)	(3,082)	(12,484)	(24,433)

Six Months Ended August 31, 2022
Net sales	$76,803	$176,952	$435	$247	$254,437
Equity in income of equity investees	3,351	—	—	—	3,351
Interest expense and bank charges	850	3,985	868	(4,062)	1,641
Depreciation and amortization expense	1,658	3,533	145	1,390	6,726
Loss before income taxes (a) (b)	(617)	(4,028)	(3,309)	(12,612)	(20,566)

(a) Included within Loss before income taxes on Corporate/Eliminations for the three and six months ended August 31, 2023 and 2022 are foreign currency losses of $892 and $1,347, respectively, compared to $1,362 and $3,441, respectively, attributable to the Company's Onkyo subsidiary related to intercompany transactions and financial statement translation adjustments.

(b) Included within Loss before income taxes on Corporate/Eliminations are charges related to the Company's unfavorable interim arbitration award of $1,612 and $2,598 for the three and six months ended August 31, 2023, respectively, and $986 and $1,972 for the three and six months ended August 31, 2022, respectively (see Note 23).

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

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of consumer electronic, automotive electronic, and biometric products. Our consumer electronic products are primarily comprised of finished goods sold to retail and commercial customers, consisting of premium audio products and other consumer electronic products. Our automotive electronic products, some of which are manufactured by the Company, are sold both to OEM and aftermarket customers. Our biometric products, primarily consisting of finished goods, are sold to retail and commercial customers. We recognize revenue for sales to our customers when transfer of control of the related good or service has occurred. The majority of our revenue was recognized under the point in time approach for the three and six months ended August 31, 2023. Certain telematic subscription revenues generated by our Automotive Electronics segment are recognized over time. Contract terms with certain of our OEM customers could result in additional products and services being transferred over time as a result of the customized nature of some of our products, together with contractual provisions in the customer contracts that provide us with an enforceable right to payment for performance completed to date; however, under typical terms, we do not have the right to consideration until the time of shipment from our manufacturing facilities or distribution centers, or until the time of delivery to our customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to our right to consideration at the time of shipment or delivery.

Under ASC 606, we are required to present a refund liability and a return asset within the Consolidated Balance Sheets. The changes in the refund liability are reported in Net sales, and the changes in the return asset are reported in Cost of sales in the Unaudited Consolidated Statements of Operations and Comprehensive Loss. As of August 31, 2023 and February 28, 2023, the balance of the return asset was $1,751 and $2,513, respectively, and the balance of the refund liability was $3,535 and $5,181, respectively, and are presented within Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheets.

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

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had current and non-current contract liability balances totaling $4,266 at August 31, 2023 related to telematic subscription services of the Company’s DEI subsidiary. The following table provides a reconciliation of the Company’s contract liabilities as of August 31, 2023:

Balance at February 28, 2023	$4,818
Subscription payments received	2,967
Revenue recognized	(3,519)
Balance at August 31, 2023	$4,266

Approximately $3,500 of the contract liability balance at August 31, 2023 will be recognized during the next twelve months. The Company had no contract asset balances at August 31, 2023 or February 28, 2023.

Disaggregation of Revenue

The Company operates in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. ASC 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales are disaggregated by segment and product type for the three and six months ended August 31, 2023 and 2022:

	Three months ended August 31,		Six months ended August 31,
	2023	2022	2023	2022
Automotive Electronics Segment
OEM Products	$16,252	$15,230	$36,535	$31,954
Aftermarket Products	19,165	21,988	37,294	44,849
Total Automotive Segment	35,417	37,218	73,829	76,803
Consumer Electronics Segment
Premium Audio Products	53,199	69,203	100,803	139,147
Other Consumer Electronic Products	24,845	18,812	50,571	37,805
Total Consumer Electronics Segment	78,044	88,015	151,374	176,952
Biometrics Segment
Biometric Products	209	332	309	435
Total Biometrics Segment	209	332	309	435
Corporate/Eliminations	(28)	140	56	247
Total Net Sales	$113,642	$125,705	$225,568	$254,437

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

On July 18, 2023, U.S.D.C. Judge Fernando L. Aenlle-Rocha confirmed the final arbitration award in favor of Seaguard and denied the Company’s motion to vacate the arbitration award.

On August 7, 2023, the Court entered judgment against the Company in the amount of $47,002, of which $40,242 was for damages, attorneys’ fees, and costs and $6,760 was for prejudgment interest.

On August 16, 2023, the Company filed a Notice of Appeal to the Ninth Circuit Court of Appeals.

On August 29, 2023, the Company moved to modify the judgment to reduce the August 7, 2023 judgment amount by $994 to $46,009, based on the calculation of pre-judgment interest. On September 29, 2023, the Court took the matter under submission for decision without oral hearing.

On September 8, 2023, the Court extended the stay of execution on the judgment until October 16, 2023 to allow the Company to file a supercedas bond in the amount of $52.5 million.

During Fiscal 2022, the Company recorded an accrual for the interim arbitration award in the amount of $39,444. During the three and six months ended August 31, 2023 and 2022, the Company accrued charges of $1,612 and $2,598, respectively, and $986 and $1,972, respectively, representing interest due on the award when paid, if not reversed by the U.S. Court of Appeals for the Ninth Circuit, as well as certain legal fees reimbursable to Seaguard and a patent settlement. At August 31, 2023 and February 28, 2023, the Company had a total accrued balance of $45,987 and $43,388, respectively, on the accompanying Consolidated Balance Sheets related to the final arbitration award.

(24) New Accounting Pronouncements

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

In July 2023, the FASB issued ASU No. 2023-03, "Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulations S-X: Income or Loss Applicable to Common Stock." The updates in ASU No. 2023-03 are reflected in the Accounting Standard Codification upon issuance and are effective immediately. These updates did not have a material impact on our financial statements.

In August 2023, the FASB issued ASU No. 2023-05, "Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement." The update provides guidance requiring a joint venture to initially measure all contributions received upon its formation at fair value, largely consistent with ASC 805, Business Combinations. The guidance is intended to reduce diversity in practice and provide users of joint venture financial statements with more decision-useful information. ASC 2023-05 should be applied prospectively and is effective for all newly formed joint venture entities with a formation date on or after January 1, 2025. Early adoption is permitted, and joint ventures formed prior to the adoption date may elect to apply the new guidance retrospectively back to their original formation date. The Company is currently evaluating the impact this update may have on its consolidated financial statements.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our results of operations for the three and six months ended August 31, 2023 compared to the three and six months ended August 31, 2022. Next, we present EBITDA and Adjusted EBITDA attributable to Voxx for the three and six months ended August 31, 2023 compared to the three and six months ended August 31, 2022, in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows and discuss our material cash requirements in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

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

Acquisitions and Dispositions

The Company did not enter into any acquisition or disposition transactions during the six months ended August 31, 2023 or 2022.

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

Continued negative trends in the business as well as the narrow differences between fair value and carrying value for certain indefinite-lived intangible assets may result in an impairment charge related to goodwill or indefinite-lived intangible assets in the future. Several factors could result in future impairments, including, but not limited to deterioration in macro-economic conditions (including a recession, continued inflation, rising interest rates and foreign currency exchange rates), changes in customer preferences and trends, increased competition, deterioration in the performance of our business or product lines. It is possible that the changes in numerous estimates associated with management judgments, assumptions and estimates made in assessing the fair value of our goodwill and indefinite-lived intangible assets, could result in a future impairment charge which may be significant.

Results of Operations

As you read this discussion and analysis, refer to the accompanying Unaudited Consolidated Statements of Operations and Comprehensive Loss, which present the results of our operations for the three and six months ended August 31, 2023 and 2022.

The following tables set forth, for the periods indicated, certain statements of operations data for the three and six months ended August 31, 2023 and 2022.

Net Sales

	August 31,
	2023	2022	$ Change	% Change
Three Months Ended
Automotive Electronics	$35,417	$37,218	$(1,801)	(4.8)%
Consumer Electronics	78,044	88,015	(9,971)	(11.3)%
Biometrics	209	332	(123)	(37.0)%
Corporate	(28)	140	(168)	(120.0)%
Total net sales	$113,642	$125,705	$(12,063)	(9.6)%

Six Months Ended
Automotive Electronics	$73,829	$76,803	$(2,974)	(3.9)%
Consumer Electronics	151,374	176,952	(25,578)	(14.5)%
Biometrics	309	435	(126)	(29.0)%
Corporate	56	247	(191)	(77.3)%
Total net sales	$225,568	$254,437	$(28,869)	(11.3)%

Automotive Electronics sales represented 31.2% of our net sales for the three months ended August 31, 2023, compared to 29.6% in the prior year period and decreased $1,801 for the three months ended August 31, 2023, as compared to the three months ended August 31, 2022. The primary driver of this decrease was the decline in sales of aftermarket security products of approximately $1,800 during the three months ended August 31, 2023, which includes remote starts and telematic products. Customers with excess inventory remaining from the prior year remote start season, coupled with the slowing of consumer spending amid economic concerns, resulted in these sales declines. This was slightly offset by some new aftermarket business obtained from existing customers during the period. Sales of aftermarket rear seat entertainment products also declined approximately $700 for the three months ended August 31, 2023 primarily as a result of limited vehicle availability due to continuing supply chain issues, inflated vehicle pricing, and high interest rates, all of which have resulted in lower consumer spending on vehicles. As an offset to these sales declines, the Company's OEM security product sales increased approximately $700 during the three months ended August 31, 2023, as a result of significant backorders that were filled during the quarter due to materials becoming available after long supply delays.

Automotive Electronics sales represented 32.7% of our net sales for the six months ended August 31, 2023, compared to 30.2% in the prior year period and decreased $2,974 for the six months ended August 31, 2023, as compared to the six months ended August 31, 2022. The primary driver of the decrease was the decline in sales of aftermarket security products of approximately $4,600, which includes remote starts and telematic products. Customers with excess inventory remaining from the prior year remote start season, coupled with the slowing of consumer spending due to economic concerns, resulted in these sales declines. This was slightly offset by some new aftermarket business obtained from existing customers during the period. Sales of aftermarket rear seat entertainment products also declined approximately $1,800 for the six months ended August 31, 2023 primarily as a result of limited vehicle availability due to continuing supply chain issues, inflated vehicle pricing, and high interest rates, all of which have resulted in lower consumer spending on vehicles. As an offset to these sales declines, the Company's OEM rear seat entertainment sales increased approximately $3,100 during the six months ended August 31, 2023, as a result of orders from customers including Ford and Nissan, who have increased vehicle volumes under their existing programs in comparison to the prior year. Additionally, sales of satellite radio products increased approximately $700 for the six months ended August 31, 2023 following prior year declines due to a large customer having excess inventory on hand. As this customer has sold through its remaining inventory and reordered product, these sales have begun to improve.

Consumer Electronics sales represented 68.7% of our net sales for the three months ended August 31, 2023, compared to 70.0% in the comparable prior year period and decreased $9,971 for the three months ended August 31, 2023, as compared to the three months ended August 31, 2022. The Company experienced a decrease in domestic sales of its premium home theater speakers and wireless speaker products totaling approximately $8,000 during the three months ended August 31, 2023 due primarily to a slowing of the economy and a decrease in consumer spending, as well as due to the fact that sales during the three months ended August 31, 2022 were positively impacted by a newly launched home speaker product line. This was partially offset by close-out sales of certain older products during the current year period that had a positive impact on sales. The Company also experienced a decrease in domestic sales of its Onkyo and Pioneer related products of approximately $3,800 for the three months ended August 31, 2023 as a result of a slowing of the economy, as well as due to an increase in competition related to these products. In both Europe and Asia, sales of the Company's premium audio products decreased approximately $3,200 for the three months ended August 31, 2023, also due to a slower global economy and lower consumer spending, as well as due to the discontinuing of certain older products. Additionally, there was a decrease in sales of the Company's karaoke products during the three months ended August 31, 2023 of approximately $2,800 as a result of excess inventory held by many customers from the prior year which has led to a decline in current year orders. Finally, the Company experienced a decrease in sales of premium mobility products, including headphones and earbuds, of approximately $1,200 for the three months ended August 31, 2023, as a result of a pause in sales of certain products in preparation for a relaunch of the product lines. As an offset to these declines, the Company experienced an increase in European accessory product sales of approximately $8,800 for the three months ended August 31, 2023, which was primarily driven by sales of the Company's new balcony solar power products. Domestic sales of accessory products also increased approximately $900 as a result of the launch of its new hearing aid product during the three months ended August 31, 2023.

Consumer Electronics sales represented 67.1% of our net sales for the six months ended August 31, 2023, compared to 69.5% in the comparable prior year period and decreased $25,578 for the six months ended August 31, 2023, as compared to the six months ended August 31, 2022. The Company experienced a decrease in domestic sales of its premium home theater speakers and wireless speaker products totaling approximately $20,400 during the six months ended August 31, 2023 due primarily to a slowing of the economy and a decrease in consumer spending, as well as due to the fact that sales during the six months ended August 31, 2022 were positively impacted by newly launched home speaker products. This was partially offset by close-out sales of certain older product during the current year period that has had a positive impact on sales. In both Europe and Asia, sales of the Company's premium audio products decreased approximately $10,400 for the six months ended August 31, 2023, also due to a slower global economy and lower consumer spending. The Company also experienced a decrease in domestic sales of its Onkyo and Pioneer related products of approximately $7,800 for the six months ended August 31, 2023 as a result of a slowing of the economy, as well as due to an increase in competition related to these products. Additionally, there was a decrease in sales of the Company's karaoke products during the six months ended August 31, 2023 of approximately $3,100 as many customers have remaining excess inventory from the prior year which has resulted in a decline in current year orders. Finally, the Company experienced a decrease in sales of premium mobility products, including headphones and earbuds, of approximately $1,700 for the six months ended August 31, 2023, as a result of a pause in sales of certain products in preparation for a relaunch of the product lines. As an offset to these declines, the Company experienced an increase in European accessory products of approximately $14,500 for the six months ended August 31, 2023, which was primarily driven by sales of the Company's new balcony solar power products. Sales of domestic wireless accessory speakers also increased approximately $3,400 as a result of a new program with one of the Company's largest customers that was not in place during the comparable prior year period.

Biometrics sales represented less than 1% of our net sales for both the three and six months ended August 31, 2023 and 2022 and declined $123 and $126, respectively. The sales decline in both the three- and six-month period was due to a decrease in sales of licenses as compared to the prior year, as well as due to product shortages.

Gross Profit and Gross Margin Percentage

	August 31,
	2023	2022	$ Change	% Change
Three Months Ended
Automotive Electronics	$8,601	$9,122	$(521)	(5.7)%
	24.3%	24.5%
Consumer Electronics	19,898	19,864	34	0.2%
	25.5%	22.6%
Biometrics	57	133	(76)	(57.1)%
	27.3%	40.1%
Corporate	69	138	(69)	(50.0)%
	$28,625	$29,257	$(632)	(2.2)%
	25.2%	23.3%

Six Months Ended
Automotive Electronics	$16,671	$17,904	$(1,233)	(6.9)%
	22.6%	23.3%
Consumer Electronics	38,616	44,190	(5,574)	(12.6)%
	25.5%	25.0%
Biometrics	105	158	(53)	(33.5)%
	34.0%	36.3%
Corporate	813	244	569	233.2%
	$56,205	$62,496	$(6,291)	(10.1)%
	24.9%	24.6%

Gross margin percentages for the Company have increased 190 and 30 basis points for the three and six months ended August 31, 2023, respectively, as compared to the three and six months ended August 31, 2022.

Gross margin percentages in the Automotive Electronics segment decreased 20 and 70 basis points for the three and six months ended August 31, 2023, respectively, as compared to the prior year periods. The primary driver of these margin decreases has been the decline in sales of some of the Company's higher margin products within this segment, such as aftermarket and OEM security products and aftermarket rear seat entertainment products. Additionally, sales of the Company's OEM rear seat entertainment products, which contributed positively to sales during the six months ended August 31, 2023, have been generating lower than normal margins under its current programs, as a result of contractual pricing with customers, coupled with higher supply chain costs. Offsetting these negative margin impacts, the Company began moving the manufacturing of certain of its automotive products to Mexico during the second half of Fiscal 2023, including its OEM safety product lines. The Company is beginning to realize improved margins on the sale of these products as a result of the cost savings generated by this move.

Gross margin percentages in the Consumer Electronics segment increased 290 and 50 basis points for the three and six months ended August 31, 2023, respectively, as compared to the prior year periods. The increase in sales of the Company's new balcony solar power products during both the three and six months ended August 31, 2023, as well as an increase in sales of wireless accessory speakers during the six months ended August 31, 2023, have had a positive impact on the overall segment gross margins for both periods. Additionally, although the Company experienced a decline in sales of its premium home speaker products during the three and six months ended August 31, 2023, improved pricing from vendors, favorable product mix, as well as fewer low price, low margin close-out sales of older product as compared to the prior year, have helped to improve the margins on sales of these speakers. As an offset to these positive margin impacts, the net decline in sales of the Company's Onkyo and Pioneer products worldwide during the three and six months ended August 31, 2023, due to a slowing of the economy and decreased customer spending, have negatively affected margins for the segment. Further, as sales of these products also declined as a result of competition in the market, aggressive pricing strategies used by the Company to combat this factor further drove down margins.

Gross margin percentages in the Biometrics segment declined for both the three and six months ended August 31, 2023 as compared to the prior year periods. The decrease in margins were due to a decrease in license sales during the three and six months ended August 31, 2023, which generated higher margins for the segment during the prior year periods. This was slightly offset by the release of inventory reserves during the six months ended August 31, 2023, which had a positive impact on the year-to-date gross margin.

Operating Expenses

	August 31,
	2023	2022	$ Change	% Change
Three Months Ended
Operating expenses:
Selling	$10,021	$11,865	$(1,844)	(15.5)%
General and administrative	17,250	18,853	(1,603)	(8.5)%
Engineering and technical support	7,857	8,284	(427)	(5.2)%
Restructuring expenses	2,008	229	1,779	776.9%
Total operating expenses	$37,136	$39,231	$(2,095)	(5.3)%

Six Months Ended
Operating expenses:
Selling	$21,187	$24,150	$(2,963)	(12.3)%
General and administrative	36,677	37,983	(1,306)	(3.4)%
Engineering and technical support	16,194	16,673	(479)	(2.9)%
Acquisition costs	—	136	(136)	(100.0)%
Restructuring costs	2,067	229	1,838	802.6%
Total operating expenses	$76,125	$79,171	$(3,046)	(3.8)%

Total operating expenses have decreased $2,095 and $3,046 for the three and six months ended August 31, 2023, respectively, as compared with the three and six months ended August 31, 2022.

For the three months ended August 31, 2023, selling expenses decreased $1,844. The Company experienced a decline in employee salaries and related benefits and payroll taxes of approximately $900 due to headcount reductions and bonus reductions company-wide, as well as due to Employee Retention Credits received during the quarter related to the COVID-19 pandemic shutdowns, which have offset the Company's payroll tax expenses. Advertising and website expenses decreased approximately $600 for the three months ended August 31, 2023, primarily as a result of lower web sales and certain product lines no longer being sold through online platforms. This was offset by an increase in advertising related to the Company's new hearing aid products launched during the quarter. Additionally, commission expenses decreased approximately $200 as a result of a decrease in the Company's sales for the three months ended August 31, 2023, as compared to the three months ended August 31, 2022.

For the six months ended August 31, 2023, selling expenses decreased $2,963. The Company experienced a decline in sales employee salaries and related benefits and payroll taxes of approximately $1,300 due to headcount reductions and bonus reductions company-wide, as well as due to Employee Retention Credits received during the period related to the COVID-19 pandemic shutdowns, which have offset the Company's payroll tax expenses. Commission expenses have also decreased approximately $900 as a result of a decrease in the Company's sales for the six months ended August 31, 2023, as compared to the six months ended August 31, 2022. Additionally, advertising and website expenses decreased approximately $500 for the six months ended August 31, 2023, primarily as a result of lower web sales and certain product lines no longer being sold through online platforms. This was offset by an increase in advertising related to the Company's new hearing aid products. Finally, credit card fees decreased approximately $300 for the six months ended August 31, 2023 as a result of the decline in sales for the six months ended August 31, 2023 as compared to the prior year.

General and administrative expenses decreased $1,603 during the three months ended August 31, 2023, as compared to the prior year period. Legal and professional fees decreased approximately $700 for the three months ended August 31, 2023 primarily due to the streamlining of outside consulting services used by the Company as a result of cost-cutting measures, in which the Company either brought certain work in-house, or negotiated fee concessions from certain providers. Depreciation and amortization expense also decreased approximately $400 due to the prior year impairment of an intangible asset that has reduced the amortizable base of the Company's remaining assets, as well as due to certain assets becoming fully depreciated or amortized. Licensing expenses decreased approximately $200 during the three months ended August 31, 2023 as certain redundant software and other licenses were consolidated in order to achieve savings and were not renewed. Additionally, salaries and office expenses each declined approximately $100 as a result of headcount reductions and other cost-cutting measures implemented by the

Company during the second quarter of the fiscal year in order to achieve savings. Finally, bad debt expense decreased approximately $100 for the three months ended August 31, 2023 due to lower reserves required during the quarter as compared to the prior year. As an offset to these declines, the Company saw an increase in travel expense of approximately $100 during the three months ended August 31, 2023 due to the continued lifting of travel restrictions world-wide that has allowed business travel to resume.

General and administrative expenses decreased $1,306 during the six months ended August 31, 2023, as compared to the prior year period. Legal and professional fees decreased approximately $500 for the six months ended August 31, 2023 primarily due to the streamlining of outside consulting services used by the Company as a result of cost-cutting measures, in which the Company either brought certain work in-house, or negotiated fee concessions from certain providers. During the six months ended August 31, 2023, the Company also realized a gain of $450 on the sale of a tradename that was no longer in use by the Company. Depreciation and amortization expense also decreased approximately $300 during the six months ended August 31, 2023 due to the prior year impairment of an intangible asset that has reduced the amortizable base of the Company's remaining assets, as well as due to certain assets becoming fully depreciated or amortized. Additionally, licensing expenses decreased approximately $200 during the six months ended August 31, 2023 as certain redundant software and other licenses were consolidated to achieve savings in the current year and were not renewed. Finally, office expenses decreased approximately $100 for the six months ended August 31, 2023 due to cost-cutting measures implemented by the Company during the second quarter of the fiscal year in order to achieve savings. As an offset to these declines, the Company saw an increase in travel expense of approximately $200 during the six months ended August 31, 2023 due to the continued lifting of travel restrictions world-wide that has allowed business travel to resume.

Engineering and technical support expenses decreased $427 for the three months ended August 31, 2023, as compared to the prior year period. This decrease was due primarily to the decline in research and development expense of approximately $400 as a result of a reduction in the use of outside labor and the timing of the commencement and completion of projects, as well as due to cost cutting measures that have resulted in the delay of certain projects.

Engineering and technical support expenses decreased $479 for the six months ended August 31, 2023, as compared to the prior year period. Research and development expense decreased approximately $600 as a result of a reduction in the use of outside labor and the timing of the commencement and completion of projects, as well as due to cost cutting measures that have resulted in the delay of certain projects. This was offset by an increase in travel expense of approximately $100 due to an increase in international travel to vendors during the six months ended August 31, 2023.

Acquisition costs of $136 incurred during the six months ended August 31, 2022 represent residual consulting and due diligence fees related to the acquisition of certain assets of Onkyo Home Entertainment Corporation which was completed on September 8, 2021.

Restructuring expenses increased $1,779 and $1,838 for the three and six months ended August 31, 2023, respectively, as compared to the comparable prior year periods. During the three and six months ended August 31, 2023, restructuring costs were primarily comprised of severance expense related to Company-wide headcount reductions implemented during the second quarter of Fiscal 2024. During the three and six months ended August 31, 2022, restructuring expenses represented costs related to the relocation of certain OEM production operations from Florida to Mexico.

Other (Expense) Income

	August 31,
	2023	2022	$ Change	% Change
Three Months Ended
Interest and bank charges	$(1,573)	$(911)	$(662)	(72.7)%
Equity in income of equity investee	1,241	1,763	(522)	(29.6)%
Final arbitration award	(1,612)	(986)	(626)	(63.5)%
Other, net	(952)	(1,519)	567	37.3%
Total other expense, net	$(2,896)	$(1,653)	$(1,243)	(75.2)%

Six Months Ended
Interest and bank charges	$(3,119)	$(1,641)	$(1,478)	(90.1)%
Equity in income of equity investee	2,857	3,351	(494)	(14.7)%
Final arbitration award	(2,598)	(1,972)	(626)	(31.7)%
Other, net	(1,653)	(3,629)	1,976	54.5%
Total other expense, net	$(4,513)	$(3,891)	$(622)	(16.0)%

Interest and bank charges represent interest expense and fees related to the Company's bank obligations, shareholder loan, supply chain financing and factoring agreements, interest related to finance leases, and amortization of debt issuance costs. During the three and six months ended August 31, 2023, interest rates charged on the funds borrowed from the Wells Fargo Credit Facility have steadily increased as compared to the three and six months ended August 31, 2022. This has resulted in a significant increase in interest expense incurred during the three and six months ended August 31, 2023 as compared to the comparable prior year periods.

Equity in income of equity investee represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA"). The decrease in income for the three and six months ended August 31, 2023 as compared to the prior year period is due to lower sales and net income at ASA resulting from a decline in the current economic condition.

During the three and six months ended August 31, 2023 and 2022, the Company recorded charges representing interest expense related to the arbitration award accrued during Fiscal 2022, which will be payable if not reversed by the U.S. Court of Appeals for the Ninth Circuit, as well as charges for legal fee reimbursements and a settlement related to the patent arbitration.

Other, net includes net foreign currency gains or losses, interest income, rental income, and other miscellaneous income and expense. During the three and six months ended August 31, 2023, the Company had net foreign currency losses of $1,261 and $2,248, respectively, as compared to net foreign currency losses of $1,721 and $4,087 for the three and six months ended August 31, 2022, respectively. Foreign currency losses for the three and six months ended August 31, 2023 and 2022 were primarily driven by declines in the Japanese Yen, which impacted the re-measurement of the Company's Onkyo subsidiary intercompany loans and interest payable which are not of a long-term investment nature. The losses attributable to these re-measurements for the three and six months ended August 31, 2023 were $892 and $1,347, respectively, as compared to $1,362 and $3,441 for the three and six months ended August 31, 2022, respectively.

Income Tax Provision

The Company’s provision for income taxes consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments, as necessary.

For the three months ended August 31, 2023, the Company recorded an income tax provision of $1,170, which includes a discrete income tax expense of $115. For the three months ended August 31, 2022, the Company recorded an income tax benefit of $708, which includes a discrete income tax benefit of $9. The effective tax rates for the three months ended August 31, 2023 and 2022 were an income tax provision of 10.3% on pre-tax loss of $11,407 and an income tax benefit of 6.1% on a pre-tax loss of $11,627, respectively.

The effective tax rate for the three months ended August 31, 2023 differs from the U.S. statutory rate of 21% as a result of a number of factors, primarily related to no income tax benefit recorded on current year U.S and Japanese pre-tax losses given the Company maintains a full valuation allowance, income taxed in foreign jurisdictions at varying tax rates, nondeductible permanent differences, research and development credits, and adjustments to our deferred tax liability related to indefinite lived intangibles.

The effective tax rate for the three months ended August 31, 2022 differed from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a tax benefit related to the decrease in the valuation allowance based on forecasted earnings.

For the six months ended August 31, 2023, the Company recorded an income tax benefit of $151, which includes a discrete income tax benefit of $317 related primarily to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations offset by the remeasurement of state deferred taxes based on law changes enacted during the period. For the six months ended August 31, 2022, the Company recorded an income tax benefit of $1,800, which includes a discrete income tax benefit of $172 related primarily to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations. The effective tax rates for the six months ended August 31, 2023 and 2022 were an income tax benefit of 0.6% on pre-tax loss of $24,433 and an income tax benefit of 8.8% on a pre-tax loss of $20,566, respectively.

The effective tax rate for the six months ended August 31, 2023 differs from the U.S. statutory rate of 21% as a result of a number of factors, primarily related to no income tax benefit recorded on current year U.S and Japanese pre-tax losses given the Company maintains a full valuation allowance, income taxed in foreign jurisdictions at varying tax rates, nondeductible permanent differences, research and development credits, and adjustments to our deferred tax liability related to indefinite lived intangibles.

The effective tax rate for the six months ended August 31, 2022 differs from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a decrease in valuation allowance.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not financial measures recognized by GAAP. EBITDA represents net loss attributable to VOXX International Corporation and Subsidiaries, computed in accordance with GAAP, before interest expense and bank charges, taxes, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for stock-based compensation expense, gains on the sale of certain assets, foreign currency (gains) losses, restructuring expenses, acquisition costs, certain non-routine legal fees, and awards. Depreciation, amortization, stock-based compensation, and foreign currency (gains) losses are non-cash items.

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

Reconciliation of GAAP Net Loss Attributable to VOXX International Corporation to EBITDA and Adjusted EBITDA

	Three months ended August 31,		Six months ended August 31,
	2023	2022	2023	2022
Net loss attributable to VOXX International Corporation and Subsidiaries	$(11,064)	$(10,216)	$(21,802)	$(16,743)
Adjustments:
Interest expense and bank charges (1)	1,371	710	2,717	1,237
Depreciation and amortization (1)	3,094	3,449	6,195	6,353
Income tax expense (benefit)	1,170	(708)	(151)	(1,800)
EBITDA	(5,429)	(6,765)	(13,041)	(10,953)
Stock-based compensation	208	136	466	262
Gain on sale of tradename	—	—	(450)	—
Foreign currency (gains) losses (1)	1,214	1,728	2,176	4,090
Restructuring expenses	2,008	229	2,067	229
Acquisition costs	—	—	—	136
Non-routine legal fees	378	350	1,231	858
Final arbitration award	1,612	986	2,598	1,972
Adjusted EBITDA	$(9)	$(3,336)	$(4,953)	$(3,406)

(1)
For purposes of calculating Adjusted EBITDA for the Company, interest expense and bank charges, depreciation and amortization, as well as foreign currency losses and (gains) have been adjusted in order to exclude the non-controlling interest portion of these expenses attributable to EyeLock LLC and Onkyo Technology KK.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of August 31, 2023, we had working capital of $114,526 which includes cash and cash equivalents of $5,934, compared with working capital of $131,634 at February 28, 2023, which included cash and cash equivalents of $6,134. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations, when applicable, and the income on our investments to fund the current operations of the business. However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions, or to further pay down our debt. As of August 31, 2023, we had cash balances totaling $1,084 held in foreign bank accounts, none of which would have been subject to United States federal income taxes if made available for use in the United States. The Tax Cuts and Jobs Act provides a 100% participation exemption on dividends received from foreign corporations after January 1, 2018, as the United States has moved away from a worldwide tax system and closer to a territorial system for earnings of foreign corporations.

Operating activities provided cash of $2,561 for the six months ended August 31, 2023 due to primarily the decrease in accounts receivable, and was offset by the decrease in accrued sales incentives, as well as the decrease the Company's net sales and losses incurred by EyeLock LLC. For the six months ended August 31, 2022, operating activities used cash of $46,317 due to factors including the increase in inventory and the decrease in accounts payable, accrued expenses and other current liabilities, and accrued sales incentives, as well as due to losses incurred by EyeLock LLC and the decrease in net sales of the Company. This was offset primarily by the decrease in accounts receivable.

Investing activities used cash of $961 during the six months ended August 31, 2023 primarily due to capital expenditures, off set by the proceeds from the sale of an intangible asset. For the six months ended August 31, 2022, investing activities used cash of $2,226 primarily due to capital expenditures.

Financing activities used cash of $3,422 during the six months ended August 31, 2023 due primarily to repayments of borrowings from the Company's Credit Facility and Florida mortgage, as well as the purchase of treasury shares. This was offset by borrowings from the Credit Facility. During the six months ended August 31, 2022, financing activities provided cash of $20,807 due to borrowings from the Company's Credit Facility. This was offset by repayments of borrowings from the Company's Credit Facility and Euro asset-based loan in Germany, the settlement of market stock unit awards in cash, the payment of withholding taxes on the net issuance of a stock award, as well as repayments of finance leases and the Florida mortgage.

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $165,000. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory, certain real estate, and certain intellectual property, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 16(b)). The availability under the revolving credit line of the Credit Facility was $72,261 as of August 31, 2023.

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

The Company has a Euro asset-based loan facility in Germany with a credit limit of €8,000 that expires on October 31, 2023. The Company's subsidiaries Voxx German Holdings GmbH, Oehlbach Kabel GmbH, and Schwaiger GmbH are authorized to borrow funds under this facility for working capital purposes.

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

Material Cash Requirements

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity. At August 31, 2023, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period
Contractual Cash Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Finance lease obligation (1)	$671	$305	$366	$—	$—
Operating leases (1)	3,459	1,069	1,242	517	631
Total contractual cash obligations	$4,130	$1,374	$1,608	$517	$631
Other Commitments
Bank obligations (2)	$33,081	$—	$33,081	$—	$—
Stand-by and commercial letters of credit (3)	50	50	—	—	—
Other (4)	9,728	500	5,365	—	3,863
Contingent consideration (5)	4,500	4,500	—	—	—
Unconditional purchase obligations (6)	73,925	73,925	—	—	—
Total other commitments	121,284	78,975	38,446	—	3,863
Total commitments	$125,414	$80,349	$40,054	$517	$4,494

1.
Represents total principal payments due under operating and finance lease obligations. Total current balances (included in Accrued expenses other current liabilities) due under finance and operating lease obligations are $305 and $1,069, respectively, at August 31, 2023. Total long-term balances due under finance and operating leases are $366 and $2,390, respectively, at August 31, 2023.
2.
Represents amounts outstanding under the Company’s Credit Facility and the VOXX Germany asset-based lending facility at August 31, 2023.
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

Related Party Transactions

On April 29, 2021 EyeLock LLC entered into a three-year exclusive distribution agreement (“the Agreement”) with GalvanEyes LLC, a Florida LLC, managed by Beat Kahli, the largest holder of Voxx’s Class A Common Shares. The Agreement was included in the Company’s Proxy Statement filed on June 17, 2021 and was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on July 29, 2021. Under the Agreement, in addition to paying for any products purchased, GalvanEyes agreed to pay EyeLock $10,000 in the form of an annual fee, over a two-year period, of up to $5,000 per year, with payments on a quarterly basis beginning on September 1, 2021. The quarterly installment payments owed by GalvanEyes for both the three months ended May 31, 2023 and August 31, 2023 remain unpaid and are currently past due. GalvanEyes and the Company are considering renegotiating the distribution agreement and have agreed to defer the payments due on May 31, 2023 and August 31, 2023 to February 29, 2024, pending the resolution of the renegotiation. The past due payments are recorded as receivables due from GalvanEyes at August 31, 2023 on the Consolidated Balance Sheet. See Note 20 of the Notes to the Unaudited Consolidated Financial Statement of this Form 10-Q.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Voxx conducts business in various non-U.S. countries, including Germany, Canada, Mexico, China, Hong Kong, Venezuela, Denmark, the Netherlands, France, Australia, and Japan and thus is exposed to market risk for changes in foreign currency exchange rates. As a result, we have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the U.S., which can adversely impact our net income and cash flows. For the three and six months ended August 31, 2023, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $2,900 and $5,600, respectively, and an increase in net loss of approximately $120 and $150, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade, and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations, and U.S. dollar denominated purchases in its foreign subsidiaries. The Company often enters forward contracts to hedge certain Euro-related transactions. The Company minimizes the risk of nonperformance on the forward contracts by transacting with major financial institutions. During the three and six months ended August 31, 2023, the Company had outstanding forward foreign currency contracts and foreign currency options that were not designated for hedge accounting.

We are also subject to risk from changes in foreign currency exchange rates from the translation of financial statements of our foreign subsidiaries and for long-term intercompany loans with the foreign subsidiaries. These changes result in cumulative translation adjustments, which are included in Accumulated other comprehensive (loss) income. At August 31, 2023, we had translation exposure to various foreign currencies with the most significant being the Euro. A hypothetical 10% adverse change in the foreign currency rates would result in a negative impact of $71 on Other comprehensive income (loss) for the six months ended August 31, 2023.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and investment grade corporate and U.S. government securities. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed. In connection with the Florida Mortgage, we have debt outstanding in the amount of $5,865 at August 31, 2023. Interest on this mortgage is charged at 79% of the applicable SOFR rate plus 1.87%. The Company currently has one interest rate swap for the Florida Mortgage with a notional amount of $5,865 at August 31, 2023. This swap locks the interest rate at 3.43% (inclusive of credit spread) on the Florida Mortgage through the mortgage end date of March 2026. The Company also has a Euro asset-based lending facility in Germany with a variable rate. There was no balance outstanding related to this facility at August 31, 2023 (see Note 16).

As of August 31, 2023, the total net fair value of the interest rate swap recorded in Other assets on our Consolidated Balance Sheet is $181, which represents the amount that would be received upon unwinding the interest rate swap agreement based on market conditions on that date. Changes in the fair value of this interest rate swap agreement are reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated other comprehensive (loss) income.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of August 31, 2023 to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the six months ended August 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our Board of Directors to repurchase shares of the Company's Class A Common Stock. During the three months ended August 31, 2023, the Company repurchased 638,918 shares of Class A Common Stock for an aggregate cost of $6,972, as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
3/1/2023 - 3/31/2023	225,659	$11.80	225,659	1,571,778
4/1/2023 - 4/30/2023	7,182	11.95	7,182	1,564,596
5/1/2023 - 5/31/2023	138,246	9.78	138,246	1,426,350
6/1/2023 - 6/30/2023	220,365	11.14	220,365	1,205,985
8/1/2023 - 8/31/2023	47,466	8.36	47,466	1,158,519
Total other commitments	638,918

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Patrick M. Lavelle Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Charles M. Stoehr Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended August 31, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii), the Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Consolidated Statements of Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

October 10, 2023

By:	/s/ Patrick M. Lavelle
Patrick M. Lavelle,
Chief Executive Officer

By:	/s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer