Form 10-Q
period 2023-11-30
VOXX International Corp
filed 2024-01-09
CIK 807707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of January 8, 2024
Class A Common Stock	20,337,009 Shares
Class B Common Stock	2,260,954 Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	November 30, 2023	February 28, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,393	$6,134
Accounts receivable, net of allowances of $2,165 and $2,515 at November 30, 2023 and February 28, 2023, respectively	91,631	82,753
Inventory	146,244	175,129
Receivables from vendors	1,668	112
Due from GalvanEyes LLC (Note 21)	2,547	—
Prepaid expenses and other current assets	20,259	19,817
Income tax receivable	1,354	1,076
Total current assets	274,096	285,021
Investment securities	909	1,053
Equity investment	21,523	22,018
Property, plant and equipment, net	45,857	47,044
Operating lease, right of use assets	3,082	3,632
Goodwill	64,122	65,308
Intangible assets, net	84,760	90,437
Deferred income tax assets	1,209	1,218
Other assets	2,831	3,720
Total assets	$498,389	$519,451
Liabilities, Redeemable Equity, Redeemable Non-Controlling Interest, and Stockholders' Equity
Current liabilities:
Accounts payable	$35,818	$35,099
Accrued expenses and other current liabilities	41,073	41,856
Income taxes payable	170	2,276
Accrued sales incentives	24,036	21,778
Contingent consideration, current (Note 2)	—	4,500
Final arbitration award payable (Note 24)	46,738	43,388
Contract liabilities, current	3,341	3,990
Current portion of long-term debt	500	500
Total current liabilities	151,676	153,387
Long-term debt, net of debt issuance costs	47,088	37,513
Finance lease liabilities, less current portion	319	63
Operating lease liabilities, less current portion	2,192	2,509
Deferred compensation	909	1,053
Deferred income tax liabilities	4,777	4,855
Other tax liabilities	768	966
Prepaid ownership interest in EyeLock LLC due to GalvanEyes LLC (Note 21)	9,817	7,317
Other long-term liabilities	2,120	2,947
Total liabilities	219,666	210,610
Commitments and contingencies (Note 24)
Redeemable equity (Note 8)	4,087	4,018
Redeemable non-controlling interest (Note 2)	(2,691)	232
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (Note 20)	—	—
Common stock:
Class A, $.01 par value, 60,000,000 shares authorized, 24,558,184 and 24,538,184 shares issued and 20,332,009 and 21,167,527 shares outstanding at November 30, 2023 and February 28, 2023, respectively	246	246
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding at both November 30, 2023 and February 28, 2023	22	22
Paid-in capital	297,220	296,577
Retained earnings	79,232	97,997
Accumulated other comprehensive loss	(17,405)	(18,680)
Less: Treasury stock, at cost, 4,226,175 and 3,370,657 shares of Class A Common Stock at November 30, 2023 and February 28, 2023, respectively	(38,940)	(30,285)
Less: Redeemable equity	(4,087)	(4,018)
Total VOXX International Corporation stockholders' equity	316,288	341,859
Non-controlling interest	(38,961)	(37,268)
Total stockholders' equity	277,327	304,591
Total liabilities, redeemable equity, redeemable non-controlling interest, and stockholders' equity	$498,389	$519,451

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Three months ended November 30,		Nine months ended November 30,
	2023	2022	2023	2022
Net sales	$135,260	$143,055	$360,828	$397,492
Cost of sales	98,918	105,918	268,281	297,859
Gross profit	36,342	37,137	92,547	99,633
Operating expenses:
Selling	10,967	11,413	32,154	35,563
General and administrative	15,944	15,920	52,621	53,903
Engineering and technical support	7,063	7,171	23,257	23,844
Acquisition costs	—	—	—	136
Restructuring expenses	101	303	2,168	532
Total operating expenses	34,075	34,807	110,200	113,978
Operating income (loss)	2,267	2,330	(17,653)	(14,345)
Other (expense) income:
Interest and bank charges	(1,892)	(1,460)	(5,011)	(3,101)
Equity in income of equity investee	1,101	2,022	3,958	5,373
Final arbitration award (see Note 24)	(752)	(986)	(3,350)	(2,958)
Other, net	156	460	(1,497)	(3,169)
Total other (expense) income, net	(1,387)	36	(5,900)	(3,855)
Income (loss) before income taxes	880	2,366	(23,553)	(18,200)
Income tax expense (benefit)	97	(3,988)	(54)	(5,788)
Net income (loss)	783	6,354	(23,499)	(12,412)
Less: net loss attributable to non-controlling interest	(1,129)	(1,067)	(3,609)	(3,090)
Net income (loss) attributable to VOXX International Corporation and Subsidiaries	$1,912	$7,421	$(19,890)	$(9,322)
Other comprehensive income (loss):
Foreign currency translation adjustments	279	957	1,337	(2,665)
Derivatives designated for hedging	(29)	78	(55)	264
Pension plan adjustments	(1)	(19)	(7)	53
Other comprehensive income (loss), net of tax	249	1,016	1,275	(2,348)
Comprehensive income (loss) attributable to VOXX International Corporation and Subsidiaries	$2,161	$8,437	$(18,615)	$(11,670)
Income (loss) per share - basic: Attributable to VOXX International Corporation and Subsidiaries	$0.08	$0.30	$(0.85)	$(0.38)
Income (loss) per share - diluted: Attributable to VOXX International Corporation and Subsidiaries	$0.08	$0.30	$(0.85)	$(0.38)
Weighted-average common shares outstanding (basic)	23,270,834	24,389,375	23,510,578	24,408,541
Weighted-average common shares outstanding (diluted)	23,467,022	24,621,359	23,510,578	24,408,541

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity

For the three and nine months ended November 30, 2023 and 2022

(In thousands, except share and per share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interest	Treasury Stock	Redeemable Equity	Total Stock- holders' Equity
Balances at February 28, 2023	$268	$296,577	$97,997	$(18,680)	$(37,268)	$(30,285)	$(4,018)	$304,591
Net loss	—	—	(10,738)	—	(649)	—	—	(11,387)
Other comprehensive income, net of tax	—	—	—	177	—	—	—	177
Repurchase of 371,087 shares of common stock	—	—	—	—	—	(4,113)	—	(4,113)
Stock-based compensation expense	—	258	—	—	—	—	(23)	235
Balances at May 31, 2023	268	296,835	87,259	(18,503)	(37,917)	(34,398)	(4,041)	289,503
Net loss	—	—	(11,064)	—	(553)	—	—	(11,617)
Prior period adjustment (Note 2)	—	—	1,125	—	—	—	—	1,125
Other comprehensive income, net of tax	—	—	—	849	—	—	—	849
Repurchase of 267,831 shares of Class A common stock	—	—	—	—	—	(2,859)	—	(2,859)
Stock-based compensation expense	—	208	—	—	—	—	(23)	185
Balances at August 31, 2023	268	297,043	77,320	(17,654)	(38,470)	(37,257)	(4,064)	277,186
Net income (loss)	—	—	1,912	—	(491)	—	—	1,421
Other comprehensive income, net of tax	—	—	—	249	—	—	—	249
Repurchase of 216,600 shares of common stock	—	—	—	—	—	(1,683)	—	(1,683)
Stock-based compensation expense	—	177	—	—	—	—	(23)	154
Balances at November 30, 2023	$268	$297,220	$79,232	$(17,405)	$(38,961)	$(38,940)	$(4,087)	$277,327

Balances at February 28, 2022	$267	$300,453	$126,573	$(17,503)	$(35,000)	$(25,138)	$(3,550)	$346,102
Net loss	—	—	(6,527)	—	(707)	—	—	(7,234)
Other comprehensive loss, net of tax	—	—	—	(1,375)	—	—	—	(1,375)
Cash settlement of market stock units upon vesting of 80% of award	—	(4,000)	—	—	—	—	—	(4,000)
Net settlement of 61,337 shares of Class A Common Stock upon vesting of stock awards, net of withholding taxes	1	(404)	—	—	—	—	—	(403)
Reclassification of stockholders' equity to redeemable equity	—	—	—	—	—	—	(33)	(33)
Stock-based compensation expense	—	126	—	—	—	—	133	259
Balances at May 31, 2022	268	296,175	120,046	(18,878)	(35,707)	(25,138)	(3,450)	333,316
Net loss	—	—	(10,216)	—	(583)	—	—	(10,799)
Other comprehensive loss, net of tax	—	—	—	(1,989)	—	—	—	(1,989)
Stock-based compensation expense	—	136	—	—	—	—	(333)	(197)
Balances at August 31, 2022	268	296,311	109,830	(20,867)	(36,290)	(25,138)	(3,783)	320,331
Net income (loss)	—	—	7,421	—	(482)	—	—	6,939
Other comprehensive income, net of tax	—	—	—	1,016	—	—	—	1,016
Repurchase of 277,961 shares of common stock	—	—	—	—	—	(2,775)	—	(2,775)
Stock-based compensation expense	—	145	—	—	—	—	(213)	(68)
Balances at November 30, 2022	$268	$296,456	$117,251	$(19,851)	$(36,772)	$(27,913)	$(3,996)	$325,443

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Nine months ended November 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(23,499)	$(12,412)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,445	9,924
Amortization of debt discount	300	190
Bad debt expense (recovery)	65	(125)
Reduction in the carrying amount of the right of use asset	1,038	1,132
Gain on forward contracts	—	(60)
Equity in income of equity investees	(3,958)	(5,373)
Distribution of income from equity investees	4,453	4,277
Deferred income tax (benefit) expense	(116)	1
Non-cash compensation adjustment	(143)	(63)
Stock based compensation expense	643	407
(Gain) loss on disposal of property, plant, and equipment	(31)	11
Gain on sale of intangible asset	(450)	—
Changes in operating assets and liabilities:
Accounts receivable	(8,585)	11,851
Inventory	29,593	(20,609)
Receivables from vendors	(1,556)	222
Prepaid expenses and other	(2,149)	312
Investment securities-trading	143	64
Accounts payable, accrued expenses, accrued sales incentives, contract liabilities, and other liabilities	932	(30,213)
Income taxes payable	(2,605)	(7,837)
Net cash provided by (used in) operating activities	3,520	(48,301)
Cash flows from investing activities:
Purchases of property, plant, and equipment	(2,706)	(2,933)
Proceeds from sale of property, plant, and equipment	33	1
Proceeds from sale of intangible asset	700	—
Net cash used in investing activities	(1,973)	(2,932)
Cash flows from financing activities:
Principal payments on finance lease obligation	(244)	(217)
Repayment of bank obligations	(116,003)	(125,987)
Borrowings on bank obligations	125,628	160,853
Deferred financing costs	(112)	—
Settlement of market stock unit awards	—	(4,000)
Withholding taxes paid on net issuance of stock award	—	(404)
Purchase of treasury stock	(8,655)	(2,775)
Net cash provided by financing activities	614	27,470
Effect of exchange rate changes on cash	2,098	4,452
Net increase (decrease) in cash and cash equivalents	4,259	(19,311)
Cash and cash equivalents at beginning of period	6,134	27,788
Cash and cash equivalents at end of period	$10,393	$8,477

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

The Company has consolidated the financial results of Onkyo since the acquisition date for financial reporting purposes. The non-controlling interest has been classified as redeemable non-controlling interest outside of equity on the accompanying Consolidated Balance Sheets as the exercise of the put option is not within the Company’s control. The carrying value of the redeemable non-controlling interest of Onkyo cannot be less than the redemption amount, which is the amount Sharp will settle the put option for if exercised. Adjustments to reconcile the carrying value to the redemption amount are recorded immediately to retained earnings, but not net income. However, the redemption value adjustments are reflected in the earnings per share calculation. No adjustment was made to the carrying amount of the redeemable non-controlling interest at November 30, 2023 as the carrying amount was in excess of the redemption amount. The following table provides the rollforward of the redeemable non-controlling interest for the nine months ended November 30, 2023:

Redeemable Non-controlling Interest
Balance at February 28, 2023	$232
Net loss attributable to non-controlling interest	(1,916)
Comprehensive loss attributable to non-controlling interest	84
Foreign currency translation	34
Prior period adjustment	(1,125)
Balance at November 30, 2023	$(2,691)

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

On May 13, 2022, OHEC filed for bankruptcy protection in Japan. On February 10, 2023, the contingent consideration obligation was settled with the bankruptcy trustee of OHEC for $6,000. This settlement relieves Onkyo from the future payments of 2% of the total purchase price of certain future product purchases that were to be made in perpetuity. The $6,000 settlement amount was paid in installments. The first installment of $1,500 was made in February 2023. The remaining installments, totaling $4,500, were made during the three months ended November 30, 2023, as the obligation of the bankruptcy trustee of OHEC under the settlement agreement has been completed.

The following table provides a rollforward of the Company's contingent consideration balance for the nine months ended November 30, 2023:

Balance at February 28, 2023	$4,500
Payments	(4,500)
Balance at November 30, 2023	$-

(3) Net Loss Per Common Share

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

A reconciliation between the denominator of basic and diluted net income (loss) per common share is as follows:

	Three months ended November 30,		Nine months ended November 30,
	2023	2022	2023	2022
Weighted-average common shares outstanding (basic)	23,270,834	24,389,375	23,510,578	24,408,541
Effect of dilutive securities:
Restricted stock units, market stock units, and stock grants	196,188	231,984	—	—
Weighted-average common shares and potential common shares outstanding (diluted)	23,467,022	24,621,359	23,510,578	24,408,541

Restricted stock units, market stock units, and stock grants of 9,266 and 9,306 for the three months ended November 30, 2023 and 2022, respectively, and 304,260 and 379,113 for the nine months ended November 30, 2023 and 2022, respectively, were not included in the net income (loss) per diluted share calculation because the grant prices of the restricted stock units, market stock units, and stock grants were greater than the average market price of the Company’s common stock during these periods, or the inclusion of these components would have been anti-dilutive.

(4) Investment Securities

As of November 30, 2023, and February 28, 2023, the Company had the following investments:

November 30, 2023
Fair Value
Investment Securities
Marketable Equity Securities
Mutual funds	$909
Total Marketable Equity Securities	909
Total Investment Securities	$909

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

Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents financial assets and liabilities measured at fair value on a recurring basis at November 30, 2023:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$10,393	$10,393	$-	$-
Mutual funds	909	909	-	-
Interest rate swap agreements	153	-	153	-

The following table presents financial assets and liabilities measured at fair value on a recurring basis at February 28, 2023:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$6,134	$6,134	$-	$-
Mutual funds	1,053	$1,053	$-	$-
Interest rate swap agreements	207	-	207	-

The carrying value of our other financial instruments did not differ materially from their estimated fair values at November 30, 2023 and February 28, 2023.

Derivative Instruments

The Company’s derivative instruments include an interest rate swap agreement and foreign currency options.

The Company’s interest rate swap agreement hedges interest rate exposure related to the outstanding balance of its Florida Industrial Revenue Bonds ("the Florida Mortgage"), with monthly payments due through March 2026. On May 3, 2023, VOXX HQ LLC entered into an Amended and Restated Confirmation of Swap Transaction with Wells Fargo Bank N.A. related to this interest rate swap. The swap contract was amended to reference the SOFR Rate in conjunction with an amendment to the Florida Mortgage which provided for a replacement benchmark from LIBOR to SOFR (see Note 17). The swap agreement locks the interest rate on the debt at 3.43% (inclusive of credit spread) through the maturity date of the loan. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of our interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either assets or liabilities based on the fair value of the instruments at the end of the period. The current outstanding notional value of the Company's interest rate swap at November 30, 2023 is $5,740.

Foreign currency options are utilized by our German subsidiary to hedge a portion of their U.S. Dollar company’s inventory purchases when management views them to be advantageous. Our foreign currency options do not qualify for hedge accounting and have not been designated as cash flow hedges. The valuation of our foreign currency options is performed based on foreign exchange rates and yield curves built from observable market parameters and, where applicable, on Black Scholes or local volatility models calibrated to available volatility quotes (Level 2). As of November 30, 2023, there are open forward foreign currency option contracts with notional U.S. Dollar equivalent amounts aggregating $6,900 that have not been designated as cash flow hedges. The remaining maturities of all our option contracts are less than one year. In prior periods, forward foreign currency derivatives that qualified for hedge accounting were designated as cash flow hedges.

Financial Statement Classification

The following table discloses the fair value as of November 30, 2023 and February 28, 2023 of the Company’s derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	November 30, 2023	February 28, 2023
Designated derivative instruments
Interest rate swap agreements	Other assets	$153	$207
Total derivatives		$153	$207

The fair value of our forward foreign currency contracts and foreign currency options were not significant.

Cash Flow Hedges

The change in the fair value of hedging derivative instruments that are expected to be highly effective and have been designated and qualify as cash flow hedges are recorded to Other comprehensive income (loss). During the same period or periods during which the hedged transaction affects earnings, the amounts recorded in Other comprehensive income (loss) are reclassified to earnings and presented in the same income statement line item as the effect of the hedged item. The change in fair value of the derivative instruments that do not qualify for hedge accounting and have not been designated as cash flow hedges are included in other (expense) income on the accompanying Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) immediately.

The gain or loss on the Company’s interest rate swap is recorded in Other comprehensive income (loss) and subsequently reclassified into Interest and bank charges in the period in which the hedged transaction affects earnings. As of November 30, 2023, no interest rate swaps originally designated for hedge accounting were de-designated or terminated.

All forward foreign currency contracts entered into in prior years were fully settled as of February 28, 2022 and had been designated as cash flow hedges. The net income recognized in Other comprehensive income (loss) for foreign currency contracts settled in the fourth quarter of Fiscal 2022 were recognized in Cost of sales during the nine months ended November 30, 2022. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. None of the Company's foreign currency options as of November 30, 2023 were designated as cash flow hedges.

Activity related to cash flow hedges recorded during the three and nine months ended November 30, 2023 and 2022 was as follows:

	Three months ended		Nine months ended
	November 30, 2023		November 30, 2023
	Pretax Loss Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Pretax Loss Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Interest rate swaps	$(28)	$-	$(55)	$-

	Three months ended		Nine months ended
	November 30, 2022		November 30, 2022
	Pretax Gain Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Pretax Gain Recognized in Other Comprehensive Income	Pretax Gain Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	$—	$—	$—	$63
Interest rate swaps	78	—	350	—

Activity related to the foreign currency options not designated as cash flow hedges was not material during the three and nine months ended November 30, 2023.

(6) Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of the following:

	Foreign Currency Translation Losses	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2023	$(18,567)	$(321)	$208	$(18,680)
Other comprehensive income (loss) before reclassifications	1,337	(7)	(55)	1,275
Reclassified from accumulated other comprehensive loss	—	—	—	—
Net current-period other comprehensive income (loss)	1,337	(7)	(55)	1,275
Balance at November 30, 2023	$(17,230)	$(328)	$153	$(17,405)

For the three and nine months ended November 30, 2023, there were no taxes recorded related to derivatives designated in a hedging relationship or pension plan adjustments within Other comprehensive income (loss).

The other comprehensive (loss) income before reclassification related to foreign currency translation gains of $1,337 includes the remeasurement of intercompany transactions of a long-term investment nature of $34 with certain subsidiaries whose functional currency is not the U.S. dollar, and $1,303 from translating the financial statements of the Company's non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar.

(7) Supplemental Cash Flow Information

The following is supplemental information relating to the Unaudited Consolidated Statements of Cash Flows:

	Nine months ended November 30,
	2023	2022
Non-cash investing and financing activities:
Recording of redeemable equity	$(69)	$(85)
Reclassification of stockholders' equity to redeemable equity	-	531
Gross issuance of shares	-	1
Change in goodwill due to measurement period adjustments, net	-	1,051
Right of use assets obtained in exchange for operating lease obligations	635	899
Right of use assets obtained in exchange for finance lease obligations	575	251
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$971	$1,076
Operating cash flows from finance leases	18	3
Finance cash flows from finance leases	244	217
Cash paid during the period:
Interest (excluding bank charges)	$3,040	$1,646
Income taxes (net of refunds)	2,661	2,061

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
-
Additional stock grants of 100,000 shares of Class A Common Stock to be issued on each of March 1, 2020, March 1, 2021, and March 1, 2022. For the three and nine months ended November 30, 2023 and November 30, 2022, there was no remaining compensation expense recognized related to these awards, as all awards have been vested and settled.
-
Grant of market stock units (“MSU’s”) up to a maximum value of $5,000, based upon the achievement of a 90-calendar day average stock price of no less than $5.49 over the performance period ending on the third and fifth anniversary of the effective date of the Employment Agreement. The value of the MSU award increases based upon predetermined targeted 90-calendar day average stock prices with a maximum of $5,000 if the 90-calendar day average high stock price equals or exceeds $15.00. The total number of shares to be issued related to the MSU's based upon achievement of the maximum award value of $5,000, and if issued at $15.00 per share, was estimated at 333,333 shares. The award may be settled in shares or in cash upon mutual agreement between the Company and Mr. Lavelle. Actual results may differ based upon when the high average stock price is achieved and settled. We recognized stock-based compensation expense of $23 and $69 during both the three and nine months ended November 30, 2023 and 2022, respectively, related to these MSU’s using the graded vesting attribution method over the performance period. On March 1, 2022, 80% of this MSU award vested and was settled in cash, resulting in a payment made to Mr. Lavelle in the amount of $4,000 during the nine months ended November 30, 2022. As of November 30, 2023, 20% of the MSU’s remain outstanding.

All stock grants under the Employment Agreement are subject to a hold requirement as specified in the Employment Agreement. The Employment Agreement gave Mr. Lavelle, in certain limited change of control situations, the right to require the Company to purchase shares issued in connection with the Employment Agreement, shares personally acquired by Mr. Lavelle, and shares issued to him under other incentive compensation arrangements. Accordingly, the stock awards issued in connection with the Employment Agreement are presented as redeemable equity on the Consolidated Balance Sheets at grant-date fair value. RSUs previously held by Mr. Lavelle under the 2014 Plan and shares personally purchased by Mr. Lavelle have been reclassified from permanent equity to redeemable equity. As the contingent events that would allow Mr. Lavelle to redeem the shares are not probable at this time, remeasurement of the amounts in redeemable equity have not been recorded. The Employment Agreement contains certain restrictive and non-solicitation covenants. On September 28, 2023, the term of the agreement was extended for one year through February 28, 2025 under which Mr. Lavelle's annual salary will be $750 and he will receive a $250 cash equivalent share grant to be awarded in quarterly increments calculated on the fair market value of the Company's Class A Common Stock on each of June 30, 2024, September 30, 2024, December 31, 2024, and March 31, 2025. We recognized stock-based compensation expense of $40 during the three months ended November 30, 2023 related to this stock grant, which has been recorded using the graded vesting attribution method.

Grant of Shares to President

On February 6, 2023, Voxx appointed Beat Kahli, the Company’s largest holder of Class A Common Stock, President of the Company. The Company entered into an employment agreement with Mr. Kahli effective February 6, 2023 with a term ending on February 29, 2024. Under the terms of the employment agreement, in addition to a $300 yearly salary, Mr. Kahli was granted the right to receive stock-based compensation in the form of a stock grant of 20,000 shares of the Company's Class A Common Stock to be issued on each of June 30, 2023, September 30, 2023, December 31, 2023 and March 31, 2024. We recognized stock-based compensation expense of $31 and $185 during the three and nine months ended November 30, 2023, respectively, related to this stock grant. The grant fair value of these shares was $10.66 per share and compensation expense is recorded using the graded vesting attribution method.

Grant of Shares to Chief Operating Officer

On July 8, 2019, the Board of Directors approved a five-year Employment Agreement, effective March 1, 2019, by and between the Company and Loriann Shelton, the Company’s Chief Operating Officer. On September 28, 2023, the term of the agreement was extended for one year through February 28, 2025 under which Ms. Shelton will receive, in addition to her annual salary, a $100 cash equivalent share grant to be awarded in quarterly increments calculated on the fair market value of the Company's Class A Common Stock on each of June 30, 2024, September 30, 2024, December 31, 2024, and March 31, 2025. We recognized stock-based compensation expense of $16 during the three months ended November 30, 2023 related to this stock grant, which has been recorded using the graded vesting attribution method.

The following table presents a summary of the activity related to the additional stock grants under the Employment Agreement, and RSU grants under the 2014 Plan for the nine months ended November 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested award balance at February 28, 2023	286,986	$7.70
Granted	18,116	9.89
Vested	(113,790)	6.43
Vested and settled	(10,000)	10.66
Unvested award balance at November 30, 2023	181,312	$8.98

At November 30, 2023, there were 605,295 vested and unsettled RSU awards under the Company’s 2014 Plan with a weighted average fair value of $6.23.

During the three and nine months ended November 30, 2023 and 2022, the Company recorded $177 and $643, respectively, and $145 and $407, respectively, in total stock-based compensation related to the 2014 Plan, as well as MSU’s under the Employment Agreement and stock grants under executive employment agreements. As of November 30, 2023, there was approximately $1,160 of unrecognized stock-based compensation expense related to unvested RSU awards, MSU’s, and stock grants.

(9) Supply Chain Financing

The Company has supply chain financing agreements and factoring agreements that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The balances under the agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three and nine months ended November 30, 2023, net of discounts, were $28,835 and $84,061, respectively, compared to $27,350 and $69,270, respectively, for the three and nine months ended November 30, 2022. Balances sold under existing supply chain finance and factoring agreements increased during the nine months ended November 30, 2023 as compared to the prior year, due to an increase in activity under all of the Company's agreements.

(10) Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $2,007 and $6,462 for the three and nine months ended November 30, 2023, respectively, compared to $1,793 and $6,891 for the three and nine months ended November 30, 2022, respectively. All amounts are net of customer reimbursements and are included within Engineering and technical support expenses on the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

(11) Goodwill and Intangible Assets

The change in goodwill by segment is as follows:

Automotive Electronics:	Amount
Beginning balance at March 1, 2023	$3,052
Activity during the period	—
Balance at November 30, 2023	$3,052
Gross carrying value at November 30, 2023	$10,425
Accumulated impairment charge	(7,373)
Net carrying value at November 30, 2023	$3,052
Consumer Electronics:
Beginning balance at March 1, 2023	$62,256
Foreign currency adjustments	(1,186)
Balance at November 30, 2023	$61,070
Gross carrying value at November 30, 2023	$93,581
Accumulated impairment charge	(32,511)
Net carrying value at November 30, 2023	$61,070
Total Goodwill, net	$64,122

The Company's Biometrics segment did not carry a goodwill balance at November 30, 2023 or February 28, 2023.

At November 30, 2023, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$53,961	$45,306	$8,655
Trademarks/Tradenames	20,446	4,610	15,836
Developed technology	19,035	15,463	3,572
Patents	6,736	6,058	678
License	1,400	1,400	—
Contracts	1,556	1,556	—
Total finite-lived intangible assets	$103,134	$74,393	28,741
Indefinite-lived intangible assets
Trademarks			56,019
Total intangible assets, net			$84,760

At February 28, 2023, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$53,790	$42,786	$11,004
Trademarks/Tradenames	21,205	3,360	17,845
Developed technology	19,434	14,645	4,789
Patents	6,736	5,845	891
License	1,400	1,400	—
Contracts	1,556	1,556	—
Total finite-lived intangible assets	$104,121	$69,592	34,529
Indefinite-lived intangible assets
Trademarks			55,908
Total intangible assets, net			$90,437

The Company recorded amortization expense of $1,608 and $4,928 for the three and nine months ended November 30, 2023, respectively, compared to $1,629 and $5,217 for the three and nine months ended November 30, 2022, respectively. The estimated aggregate amortization expense for all amortizable intangibles for November 30 of each of the succeeding years is as follows:

Year	Amount
2024	$5,914
2025	5,745
2026	4,061
2027	3,171
2028	2,934

(12) Equity Investment

As of November 30, 2023 and February 28, 2023, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA"), which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	November 30, 2023	February 28, 2023
Current assets	$45,739	$48,391
Non-current assets	7,457	6,525
Liabilities	10,150	10,880
Members' equity	43,046	44,036

	Nine months ended November 30,
	2023	2022
Net sales	$61,261	$83,050
Gross profit	15,883	19,852
Operating income	7,253	10,738
Net income	7,916	10,746

The Company's share of income from ASA was $1,101 and $3,958 for the three and nine months ended November 30, 2023, respectively, compared to $2,022 and $5,373 for the three and nine months ended November 30, 2022, respectively.

(13) Income Taxes

The Company’s provision for income taxes consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments, as necessary.

For the three months ended November 30, 2023, the Company recorded an income tax provision of $97, which includes a discrete income tax benefit of $198 related primarily to the finalization of the federal tax return filing and reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations. For the three months ended November 30, 2022, the Company recorded an income tax benefit of $3,988, which includes a discrete income tax benefit of $141 related to the finalization of the federal and certain state tax return filings. The effective tax rates for the three months ended November 30, 2023 and 2022 were an income tax provision of 11.0% on pre-tax income of $880 and an income tax benefit of 168.6% on pre-tax income of $2,366, respectively.

The effective tax rate for the three months ended November 30, 2023 differs from the U.S. statutory rate of 21% as a result of a number of factors, primarily related to no income tax benefit recorded on current year U.S and Japanese pre-tax losses given the Company maintains a full valuation allowance, income taxed in foreign jurisdictions at varying tax rates, nondeductible permanent differences, research and development credits, and adjustments to our deferred tax liability related to indefinite lived intangibles.

The effective tax rate for the three months ended November 30, 2022 differed from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and an increase in the valuation allowance.

For the nine months ended November 30, 2023, the Company recorded an income tax benefit of $54, which includes a discrete income tax benefit of $515 related primarily to the finalization of certain tax filings and the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations, offset by the remeasurement of state deferred taxes based on law changes enacted during the period. For the nine months ended November 30, 2022, the Company recorded an income tax benefit of $5,788, which includes a discrete income tax benefit of $313 related to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations and the finalization of certain tax filings during the quarter ended November 30, 2022, offset with the accrual of interest for unrecognized tax benefits. The effective tax rates for the nine months ended November 30, 2023 and 2022 were an income tax benefit of 0.2% on pre-tax loss of $23,553 and an income tax benefit of 31.8% on a pre-tax loss of $18,200, respectively.

The effective tax rate for the nine months ended November 30, 2023 differs from the U.S. statutory rate of 21% as a result of a number of factors, primarily related to no income tax benefit recorded on current year U.S and Japanese pre-tax losses given the Company maintains a full valuation allowance, income taxed in foreign jurisdictions at varying tax rates, nondeductible permanent differences, research and development credits, and adjustments to our deferred tax liability related to indefinite lived intangibles.

The effective tax rate for the nine months ended November 30, 2022 differs from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and an increase in valuation allowance.

At November 30, 2023 and February 28, 2023, the Company had an uncertain tax position liability balance of $768 and $966, respectively, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S. federal, state, and local, and foreign tax issues.

(14) Inventory

Inventories by major category are as follows:

	November 30, 2023	February 28, 2023
Raw materials	$24,846	$28,048
Work in process	1,209	1,363
Finished goods	120,189	145,718
Inventory	$146,244	$175,129

(15) Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs. The liability for product warranties is included within Accrued expenses and other current liabilities and the reserve for product repair costs is recorded as a reduction of Inventory on the Consolidated Balance Sheets.

	Three months ended November 30,		Nine months ended November 30,
	2023	2022	2023	2022
Opening balance	$6,667	$6,239	$6,759	$5,622
Liabilities for warranties accrued during the period	548	1,732	2,573	5,029
Warranty claims settled during the period	(899)	(1,286)	(3,016)	(3,966)
Ending balance	$6,316	$6,685	$6,316	$6,685

(16) Restructuring Expenses

The Company records liabilities for costs associated with exit or disposal activities in the period in which the liability is incurred. Employee severance costs are accrued when the restructuring actions are probable and estimable. Costs for one-time termination benefits in which the employee is required to render service until termination in order to receive the benefits are recognized ratably over the future service period.

During the second quarter of Fiscal 2023, the Company began moving certain of its OEM production operations from Florida to Mexico and during the second quarter of Fiscal 2024, the Company implemented a cost reduction initiative in order to streamline operations, reduce costs, and align its business in response to market conditions. As a result of these initiatives, the Company incurred restructuring expenses, consisting primarily of severance payments due to global workforce reductions, of $101 and $2,168 for the three and nine months ended November 30, 2023, respectively, and $303 and $532 for the three and nine months ended November 30, 2022, respectively. For the nine months ended November 30, 2023, $887 of our restructuring charges were incurred by the Automotive segment, $1,077 was incurred by the Consumer Electronics segment, $27 was incurred by the Biometrics segment, and $177 was incurred by Corporate. For the three months ended November 30, 2023 and for the three and nine months ended November 30, 2022, all restructuring charges were incurred by the Automotive segment. At November 30, 2023, $570 of these restructuring charges were not yet settled and are included within Accrued expenses and other current liabilities. The Company expects substantially all of this liability balance to be settled by the first quarter of Fiscal 2025. As of November 30, 2023, the Company's restructuring activities are substantially complete and additional material restructuring charges are not expected to be incurred related to these activities.

(17) Financing Arrangements

The Company has the following financing arrangements:

	November 30, 2023	February 28, 2023
Debt
Domestic credit facility (a)	$39,000	$29,000
Florida mortgage (b)	5,740	6,115
Euro asset-based lending obligation - VOXX Germany (c)	—	—
Shareholder loan payable to Sharp (d)	3,841	4,079
Total debt	48,581	39,194
Less: current portion of long-term debt	500	500
Long-term debt	48,081	38,694
Less: debt issuance costs	993	1,181
Total long-term debt, net of debt issuance costs	$47,088	$37,513

(a)
Domestic Credit Facility

The Company has a senior secured credit facility (the "Credit Facility") with Wells Fargo Bank, N.A. ("Wells Fargo") that provides for a revolving credit facility with committed availability of up to $165,000. The Credit Facility also includes a $50,000 sub-limit for letters of credit and a $15,000 sub-limit for Swing Loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory, certain real estate, and certain intellectual property, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 17(b)). The availability under the revolving credit line of the Credit Facility was $59,283 as of November 30, 2023, which is net of an allowance of $42,000 related to the final arbitration award settlement (see Note 24).

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

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or SOFR Rate Loans, except that Swing Loans may only be designated as Base Rate Loans. Loans designated as SOFR Rate Loans bear interest at a rate equal to the then applicable SOFR rate plus a range of 1.75 – 2.25% (7.18% at November 30, 2023). Loans designated as Base Rate loans bear interest at a rate equal to the applicable margin for Base Rate Loans plus a range of 0.75 - 1.25% as defined in the Agreement and shall not be lower than 1.75% (9.25% at November 30, 2023).

Provided that the Company is in a Compliance Period (the period commencing on that day in which Excess Availability is less than 15% of the Maximum Revolver Amount and ending on a day in which Excess Availability is equal to or greater than 15% for any consecutive 30-day period thereafter), the Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the Agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of November 30, 2023, the Company was not in a Compliance Period.

The obligations under the Credit Facility documents are secured by a general lien on, and security interest in, substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles, and inventory. The Company has guaranteed the obligations of the borrowers under the Agreement.

Charges incurred on the unused portion of the Credit Facility during the three and nine months ended November 30, 2023 totaled $143 and $548, respectively, compared to $144 and $536 during the three and nine months ended November 30, 2022, respectively. These charges are included within Interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has deferred financing costs related to the Credit Facility and previous amendments and modifications of the Credit Facility. Deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance and are amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) over the term of the Credit Facility, which expires on April 19, 2026. During the three and nine months ended November 30, 2023, the Company amortized $92 and $268 of these costs, respectively, as compared to $55 and $166 during the three and nine months ended November 30, 2022, respectively. The net unamortized balance of these deferred financing costs as of November 30, 2023 was $891.

(b)
Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida. Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. On May 1, 2023, VOXX HQ LLC consented to a First Amendment and Supplement to the Indenture of Trust relating to the Florida Industrial Revenue Bonds, and which provided for a replacement benchmark from LIBOR to SOFR, including a modification to the interest rate to 79% of the applicable SOFR Rate plus 1.87% (6.08% at November 30, 2023). The Florida Mortgage is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The financial covenants of the Florida Mortgage are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016 and amended in February 2023.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, as well as $40 related to the May 2023 amendment, which are recorded as deferred financing costs and included in Long-term debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and are being amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) over the remaining term of the Florida Mortgage. The Company amortized $12 and $32 of these costs during the three and nine months ended November 30, 2023, respectively, as compared to $8 and $24 during the three and nine months ended November 30, 2022, respectively. The net unamortized balance of these deferred financing costs as of November 30, 2023 is $102.

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

(c)
Euro Asset-Based Lending Obligation – VOXX Germany

Foreign bank obligations include a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of

€8,000 for the Company's subsidiary, VOXX Germany, which expires on October 31, 2024. The rate of interest for the ABL is the three-month Euribor plus 3.55% (7.51% at November 30, 2023).

(d)
Shareholder Loan Payable to Sharp

In conjunction with the capitalization and funding of the Company’s Onkyo joint venture with its partner Sharp, which was created in order to execute the acquisition of certain assets of the home audio/video business of OHEC on September 8, 2021, Onkyo entered into a loan agreement with the shareholders of the joint venture, PAC and Sharp. The loan balance outstanding at November 30, 2023 represents the portion of the loan payable to Sharp. The loan balance due to PAC eliminates in consolidation. All amounts outstanding under the loan will mature and become payable ten years from the execution date of the acquisition, which is September 8, 2031. The loan may be prepaid subject to the approval of the board of directors of the joint venture and must be repaid if either the put or call option is exercised in accordance with the joint venture agreement. The rate of interest for the shareholder loan is 2.5% and the loan is secured by a second priority lien on and secured interest in all assets of Onkyo.

(18) Other Income (Expense)

Other income (expense) is comprised of the following:

	Three months ended November 30,		Nine months ended November 30,
	2023	2022	2023	2022
Foreign currency (loss) gain, net	$(171)	$215	$(2,419)	$(3,872)
Interest income	56	11	89	20
Rental income	237	230	702	681
Miscellaneous	34	4	131	2
Total other, net	$156	$460	$(1,497)	$(3,169)

Losses included within Foreign currency loss (gain), net, for the three and nine months ended November 30, 2023 and 2022 were primarily driven by declines in the Japanese Yen, which impacted the re-measurement of the Company's Onkyo subsidiary intercompany loans and interest payable, which are not of a long-term investment nature. The total foreign currency loss attributable to these re-measurements for the three and nine months ended November 30, 2023 was $174 and $1,521, respectively, as compared to $154 and $3,596 for the three and nine months ended November 30, 2022, respectively.

(19)
Lease Obligations

We account for leases in accordance with ASC 842 “Leases” (“ASC 842”). We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration.

We have operating leases for office equipment, as well as offices, warehouses, and other facilities used for our operations. We also have finance leases comprised primarily of computer hardware and machinery and equipment. Our leases have remaining lease terms of 3 years to 7 years, some of which include renewal options. We consider these renewal options in determining the lease term used to establish our right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal option will be exercised. The Company had no short-term leases during the three and nine months ended November 30, 2023.

Refer to Note 7 for supplemental cash flow information related to leases.

The components of lease cost for the three and nine months ended November 30, 2023 and 2022 were as follows:

	Three months ended November 30,		Nine months ended November 30,
	2023	2022	2023	2022
Operating lease cost (a) (c)	$335	$347	$1,038	$1,132
Finance lease cost:
Amortization of right of use assets (a)	79	68	248	214
Interest on lease liabilities (b)	10	1	18	3
Total finance lease cost	$89	$69	$266	$217

(a)
Recorded within Selling, General and administrative, Engineering and technical support, and Cost of sales on the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).
(b)
Recorded within Interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).
(c)
Includes immaterial amounts related to variable rent expense.

Supplemental balance sheet information related to leases is as follows:

	November 30, 2023	February 28, 2023
Operating Leases
Operating lease, right of use assets	$3,082	$3,632
Total operating lease right of use assets	$3,082	$3,632
Accrued expenses and other current liabilities	$971	$1,173
Operating lease liabilities, less current portion	2,192	2,509
Total operating lease liabilities	$3,163	$3,682
Finance Leases
Property, plant, and equipment, gross	$3,328	$2,754
Accumulated depreciation	(2,739)	(2,491)
Total finance lease right of use assets	$589	$263
Accrued expenses and other current liabilities	$277	$203
Finance lease liabilities, less current portion	319	63
Total finance lease liabilities	$596	$266
Weighted Average Remaining Lease Term
Operating leases	4.7 years	5.0 years
Finance leases	2.3 years	1.2 years
Weighted Average Discount Rate
Operating leases	4.11%	3.83%
Finance leases	4.20%	3.51%

Maturities of lease liabilities on November 30 of each of the succeeding years are as follows:

	Operating Leases	Finance Leases
2024	$1,057	308
2025	753	215
2026	510	125
2027	262	—
2028	242	—
Thereafter	607	—
Total lease payments	3,431	648
Less imputed interest	268	52
Total	$3,163	596

As of November 30, 2023, the Company has not entered into any lease agreements that have not yet commenced.

The Company owns and occupies buildings as part of its operations. Certain space within these buildings may, from time to time, be leased to third parties from which the Company earns rental income as lessor. This leased space is recorded within property, plant, and equipment and was not material to the Company's Consolidated Balance Sheets at November 30, 2023 and February 28, 2023. Rental income earned by the Company for the three and nine months ended November 30, 2023 and 2022 was $237 and $702, respectively, as compared to $230 and $681, respectively, and is recorded within Other income (expense).

(20) Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	November 30, 2023	February 28, 2023	November 30, 2023	February 28, 2023	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	20,332,009	21,167,527	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	4,226,175	3,370,657	N/A	N/A	N/A

During the three and nine months ended November 30, 2023, the Company repurchased 216,600 and 855,518 shares of Class A common stock, respectively, for an aggregate cost of $1,683 and $8,655, respectively. As of November 30, 2023, 941,919 shares of the Company’s Class A common stock are authorized to be repurchased in the open market.

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

We determined that we hold a variable interest in EyeLock LLC as a result of:

•
our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and
•
the loan agreement with EyeLock LLC, which has a total outstanding balance of $68,724 as of November 30, 2023.

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

On April 29, 2021, EyeLock LLC entered into a three-year exclusive distribution agreement (the “Agreement”) with GalvanEyes LLC (“GalvanEyes”), a Florida LLC managed by Beat Kahli, Voxx's President, and the largest holder of Voxx's Class A Common Shares. The Agreement provides that GalvanEyes will be the exclusive distributor of EyeLock products in the European Union, Switzerland, Puerto Rico, Malaysia, and Singapore, with the exception of any existing customer relationships prior to the Agreement date. GalvanEyes has also been granted exclusive distribution rights in the United States for the residential real estate market and specific U.S. Government agencies, and non-exclusive distribution rights in all other territories and verticals with the Company’s consent. The Agreement also includes a put/call arrangement, whereby GalvanEyes has the right to put the exclusivity back to EyeLock after the initial two-year period for a 20.0% interest in EyeLock. In turn, EyeLock has the ability to call the exclusivity during the term of the Agreement, based on the occurrence of certain events, which would result in a 20.0% equity interest given to GalvanEyes. Under the Agreement, in addition to paying for any products purchased, GalvanEyes agreed to pay EyeLock $10,000 in the form of an annual fee, over a two-year period, of up to $5,000 per year, with payments on a quarterly basis beginning on September 1, 2021 and ending on August 31, 2023. Any gross profit generated on the sale of EyeLock LLC products by GalvanEyes are deducted from the annual fee. The value of the put/call arrangement was not significant at November 30, 2023. The quarterly installment payments owed by GalvanEyes, totaling $2,500 for the quarters ended May 31, 2023 and August 31, 2023, remain unpaid and are currently past due. GalvanEyes and the Company are considering renegotiating the distribution agreement and have agreed to defer the payments due on May 31, 2023 and August 31, 2023 to February 29, 2024, pending the resolution of the renegotiation. Interest has been accrued on the outstanding balance at a rate of 5%. The past due payments, plus accrued interest, are recorded as receivables due from GalvanEyes at November 30, 2023 on the accompanying Consolidated Balance Sheet. The Company has also recorded a corresponding liability on the accompanying Consolidated Balance Sheets, representing a prepayment made by GalvanEyes of a 20.0% interest in EyeLock upon exercise of the put option. As of November 30, 2023 and February 28, 2023, the balance of the liability was $9,817 and $7,317, respectively.

Assets and Liabilities of EyeLock LLC

The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheets as of November 30, 2023 and February 28, 2023:

	November 30, 2023	February 28, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$203	$158
Accounts receivable, net	23	520
Inventory, net	1,925	1,836
Receivables from vendors	—	1
Due from GalvanEyes LLC	2,547	—
Prepaid expenses and other current assets	88	92
Total current assets	4,786	2,607
Property, plant and equipment, net	2	9
Intangible assets, net	1,582	1,786
Other assets	5	8
Total assets	$6,375	$4,410
Liabilities and Partners' Deficit
Current liabilities:
Accounts payable	$842	$864
Interest payable to VOXX	16,089	14,803
Accrued expenses and other current liabilities	289	296
Due to VOXX	68,724	66,175
Total current liabilities	85,944	82,138
Prepaid ownership interest in EyeLock LLC due to GalvanEyes LLC	9,817	7,317
Other long-term liabilities	1,200	1,200
Total liabilities	96,961	90,655
Commitments and contingencies
Partners' deficit:
Capital	41,416	41,416
Retained losses	(132,002)	(127,661)
Total partners' deficit	(90,586)	(86,245)
Total liabilities and partners' deficit	$6,375	$4,410

Revenues and Expenses of EyeLock LLC

The following table sets forth the revenues and expenses of EyeLock LLC that were included in our Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended November 30, 2023 and 2022:

	For the three months ended November 30,		For the nine months ended November 30,
	2023	2022	2023	2022
Net sales	$91	$255	$401	$690
Cost of sales	90	198	295	474
Gross profit	1	57	106	216
Operating expenses:
Selling	88	142	305	446
General and administrative	399	374	1,260	1,158
Engineering and technical support	385	344	1,606	1,844
Restructuring expenses	—	—	27	—
Total operating expenses	872	860	3,198	3,448
Operating loss	(871)	(803)	(3,092)	(3,232)
Other expense:
Interest and bank charges	(435)	(430)	(1,296)	(1,298)
Other, net	47	(2)	47	(14)
Total other expense, net	(388)	(432)	(1,249)	(1,312)
Loss before income taxes	(1,259)	(1,235)	(4,341)	(4,544)
Income tax expense	—	—	—	—
Net loss	$(1,259)	$(1,235)	$(4,341)	$(4,544)

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

The accounting principles applied at the consolidated financial statement level are generally the same as those applied at the operating segment level and intersegment sales are not material. The segments are allocated interest expense, based upon a pre-determined formula, which utilizes a percentage of each operating segment's intercompany balance, which is offset in Corporate/Eliminations.

Segment data for each of the Company's segments is presented below:

	Automotive Electronics	Consumer Electronics	Biometrics	Corporate/ Eliminations	Total
Three Months Ended November 30, 2023
Net sales	$35,920	$99,995	$92	$(747)	$135,260
Equity in income of equity investees	1,101	—	—	—	1,101
Interest expense and bank charges	440	1,925	435	(908)	1,892
Depreciation and amortization expense	773	1,466	70	644	2,953
Income (loss) before income taxes (a) (b)	299	5,903	(1,259)	(4,063)	880

Three Months Ended November 30, 2022
Net sales	$48,554	$94,116	$255	$130	$143,055
Equity in income of equity investees	2,022	—	—	—	2,022
Interest expense and bank charges	535	2,050	430	(1,555)	1,460
Depreciation and amortization expense	790	1,497	71	840	3,198
Income (loss) before income taxes (a) (b)	3,124	3,379	(1,235)	(2,902)	2,366

Nine Months Ended November 30, 2023
Net sales	$109,749	$251,369	$401	$(691)	$360,828
Equity in income of equity investees	3,958	—	—	—	3,958
Interest expense and bank charges	1,484	5,991	1,296	(3,760)	5,011
Depreciation and amortization expense	2,471	4,420	210	2,344	9,445
Loss before income taxes (a) (b)	(1,601)	(1,064)	(4,341)	(16,547)	(23,553)

Nine Months Ended November 30, 2022
Net sales	$125,357	$271,068	$690	$377	$397,492
Equity in income of equity investees	5,373	—	—	—	5,373
Interest expense and bank charges	1,385	6,035	1,298	(5,617)	3,101
Depreciation and amortization expense	2,448	5,030	216	2,230	9,924
Income (loss) before income taxes (a) (b)	2,507	(649)	(4,544)	(15,514)	(18,200)

(a) Included within Income (loss) before income taxes on Corporate/Eliminations for the three and nine months ended November 30, 2023 and 2022 are foreign currency losses of $174 and $1,521, respectively, compared to $154 and $3,596, respectively, attributable to the Company's Onkyo subsidiary related to intercompany transactions and financial statement translation adjustments.

(b) Included within Income (loss) before income taxes on Corporate/Eliminations are charges related to the Company's unfavorable arbitration award of $752 and $3,350 for the three and nine months ended November 30, 2023, respectively, and $986 and $2,958 for the three and nine months ended November 30, 2022, respectively (see Note 24).

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

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of consumer electronic, automotive electronic, and biometric products. Our consumer electronic products are primarily comprised of finished goods sold to retail and commercial customers, consisting of premium audio products and other consumer electronic products. Our automotive electronic products, some of which are manufactured by the Company, are sold both to OEM and aftermarket customers. Our biometric products, primarily consisting of finished goods, are sold to retail and commercial customers. We recognize revenue for sales to our customers when transfer of control of the related good or service has occurred. The majority of our revenue was recognized under the point in time approach for the three and nine months ended November 30, 2023. Certain telematic subscription revenues generated by our Automotive Electronics segment are recognized over time. Contract terms with certain of our OEM customers could result in additional products and services being transferred over time as a result of the customized nature of some of our products, together with contractual provisions in the customer contracts that provide us with an enforceable right to payment for performance completed to date; however, under typical terms, we do not have the right to consideration until the time of shipment from our manufacturing facilities or distribution centers, or until the time of delivery to our customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to our right to consideration at the time of shipment or delivery.

Under ASC 606, we are required to present a refund liability and a return asset within the Consolidated Balance Sheets. The changes in the refund liability are reported in Net sales, and the changes in the return asset are reported in Cost of sales in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). As of November 30, 2023 and February 28, 2023, the balance of the return asset was $1,990 and $2,513, respectively, and the balance of the refund liability was $4,189 and $5,181, respectively, and are presented within Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheets.

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

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had current and non-current contract liability balances totaling $4,095 at November 30, 2023 related to telematic subscription services. The following table provides a reconciliation of the Company’s contract liabilities as of November 30, 2023:

Balance at February 28, 2023	$4,818
Subscription payments received	4,515
Revenue recognized	(5,238)
Balance at November 30, 2023	$4,095

$3,341 of the contract liability balance at November 30, 2023 will be recognized during the next twelve months. The Company had no contract asset balances at November 30, 2023 or February 28, 2023.

Disaggregation of Revenue

The Company operates in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. ASC 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales are disaggregated by segment and product type for the three and nine months ended November 30, 2023 and 2022:

	Three months ended November 30,		Nine months ended November 30,
	2023	2022	2023	2022
Automotive Electronics Segment
OEM Products	$10,000	$19,138	$46,535	$51,092
Aftermarket Products	25,920	29,416	63,214	74,265
Total Automotive Segment	35,920	48,554	109,749	125,357
Consumer Electronics Segment
Premium Audio Products	79,874	73,473	180,677	212,620
Other Consumer Electronic Products	20,121	20,643	70,692	58,448
Total Consumer Electronics Segment	99,995	94,116	251,369	271,068
Biometrics Segment
Biometric Products	92	255	401	690
Total Biometrics Segment	92	255	401	690
Corporate/Eliminations	(747)	130	(691)	377
Total Net Sales	$135,260	$143,055	$360,828	$397,492

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

On August 16, 2023, the Company filed a Notice of Appeal to the Ninth Circuit Court of Appeals.

During Fiscal 2022, the Company recorded an accrual for the interim arbitration award in the amount of $39,444. During the three and nine months ended November 30, 2023 and 2022, the Company accrued charges of $752 and $3,350, respectively, and $986 and $2,958, respectively, representing interest due on the award when paid, as well as certain legal fees reimbursable to Seaguard and a patent settlement. At November 30, 2023 and February 28, 2023, the Company had a total accrued balance of $46,738 and $43,388, respectively, on the accompanying Consolidated Balance Sheets related to the final arbitration award.

On December 22, 2023, the Company and Seaguard entered into a Settlement Agreement and Mutual Release, with an effective date of January 10, 2024, in which the Company agreed to pay Seaguard $42,000 in full and final settlement of all judgments and claims that have been awarded or asserted or could have been asserted by Seaguard against the Company and its subsidiaries. An initial payment of $10,000 was made on December 27, 2023 and the final payment of $32,000 is due on the agreement effective date of January 10, 2024. Upon receipt of the final payment, Seaguard will file a Satisfaction of Judgment with the court and a Dismissal of the Arbitration with the American Arbitration Association. The Company will file a Dismissal of the Appeal within five days after the filing of the Satisfaction of Judgment.

(25) New Accounting Pronouncements

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

In October 2023, the FASB issued ASU No. 2023-06, "Disclosure Improvements." The new guidance clarifies or improves disclosure and presentation requirements on a variety of topics in the codification. The amendments will align the requirements in the FASB Accounting Standard Codification with the SEC’s regulations. The amendments are effective prospectively on the date each individual amendment is effectively removed from Regulation S-X or Regulation S-K. The Company is in the process of evaluating the impact the adoption of this ASU will have on the financial statements and related disclosures, which is not expected to be material.

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The new guidance is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendment is effective retrospectively for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is in the process of evaluating the impact that the adoption ASU No. 2023-07 will have to the financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The amendment is effective retrospectively for fiscal years beginning after December 15, 2024, on a prospective basis, with early adoption permitted. The Company is in the process of evaluating the impact that the adoption ASU No. 2023-09 will have to the financial statements and related disclosures.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our results of operations for the three and nine months ended November 30, 2023 compared to the three and nine months ended November 30, 2022. Next, we present EBITDA and Adjusted EBITDA attributable to Voxx for the three and nine months ended November 30, 2023 compared to the three and nine months ended November 30, 2022, in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows and discuss our material cash requirements in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

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

Acquisitions and Dispositions

The Company did not enter into any acquisition or disposition transactions during the nine months ended November 30, 2023 or 2022.

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

Results of Operations

As you read this discussion and analysis, refer to the accompanying Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss), which present the results of our operations for the three and nine months ended November 30, 2023 and 2022.

The following tables set forth, for the periods indicated, certain statements of operations data for the three and nine months ended November 30, 2023 and 2022.

Net Sales

	November 30,
	2023	2022	$ Change	% Change
Three Months Ended
Automotive Electronics	$35,920	$48,554	$(12,634)	(26.0)%
Consumer Electronics	99,995	94,116	5,879	6.2%
Biometrics	92	255	(163)	(63.9)%
Corporate/Eliminations	(747)	130	(877)	(674.6)%
Total net sales	$135,260	$143,055	$(7,795)	(5.4)%

Nine Months Ended
Automotive Electronics	$109,749	$125,357	$(15,608)	(12.5)%
Consumer Electronics	251,369	271,068	(19,699)	(7.3)%
Biometrics	401	690	(289)	(41.9)%
Corporate/Eliminations	(691)	377	(1,068)	(283.3)%
Total net sales	$360,828	$397,492	$(36,664)	(9.2)%

Automotive Electronics sales represented 26.6% of our net sales for the three months ended November 30, 2023, compared to 33.9% in the prior year period and decreased $12,634 for the three months ended November 30, 2023, as compared to the three months ended November 30, 2022. One of the primary factors of this decline was the decrease in sales of OEM rear seat entertainment products of approximately $8,900, driven by the United Auto Workers strike that took place during September and October of 2023 and led to work stoppages at Ford and Stellantis, with whom the Company has active programs in place. Sales of OEM rear seat entertainment products was also negatively impacted during the quarter by the termination of one of the Company's programs with Nissan. Aftermarket security product sales, which includes remote start and telematic product sales, also declined approximately $4,400 in total during the three months ended November 30, 2023. This was due to the slowing of consumer spending amid current economic concerns, as well as a mild start to the winter weather season, which generally has a negative effect on remote start sales. Additionally, sales of aftermarket rear seat entertainment products declined approximately $500 for the three months ended November 30, 2023, as a result of inflated vehicle pricing and high interest rates, which have resulted in lower consumer spending on vehicles. As an offset to these sales declines, the Company's satellite radio product sales increased approximately $500 during the three months ended November 30, 2023, following a prior year pause in purchasing by one of the Company's larger customers due to excess inventory on hand. As this customer has sold through its remaining inventory and reordered product, these sales have begun to improve.

Automotive Electronics sales represented 30.4% of our net sales for the nine months ended November 30, 2023, compared to 31.5% in the prior year period and decreased $15,608 for the nine months ended November 30, 2023, as compared to the nine months ended November 30, 2022. The primary driver of this decrease was the decline in sales of aftermarket security products of approximately $9,700, which includes remote start and telematic product sales. The decline was due to the slowing of consumer spending amid current economic concerns, as well as a mild start to the winter weather season, which generally has a negative effect on remote start sales. This was slightly offset by sales of certain new aftermarket security products introduced during the period. Sales of OEM rear seat entertainment products also declined approximately $5,800 during the nine months ended November 30, 2023 due in part to the United Auto Workers strike that took place during September and October of 2023 and led to work stoppages at Ford and Stellantis, with whom the Company has active programs in place. Sales of OEM rear seat entertainment products was also negatively affected by the termination of one of the Company's programs with Nissan. Additionally, sales of aftermarket rear seat entertainment products declined approximately $2,300 for the nine months ended November 30, 2023 as a result of inflated vehicle pricing and high interest rates, which have resulted in lower consumer spending on vehicles. As an offset to these sales declines, satellite radio product sales increased approximately $1,200 for the nine months ended November 30, 2023 following a prior year pause in purchasing by one of the Company's larger customers due to excess inventory on hand. As this customer has sold through its remaining inventory and reordered product, these sales have begun to improve. Sales of OEM safety products also increased approximately $800 during the nine months ended November 30, 2023 due to new customer programs, price increases, and high demand for certain new products. Finally, sales of collision avoidance products improved approximately $700 during the nine months ended November 30, 2023 due to certain vehicle models that no longer include these products as part of their OEM packages, which has led to more aftermarket purchases.

Consumer Electronics sales represented 73.9% of our net sales for the three months ended November 30, 2023, compared to 65.8% in the comparable prior year period and increased $5,879 for the three months ended November 30, 2023, as compared to the three months ended November 30, 2022. The Company experienced an increase in domestic sales of its premium home theater speakers and wireless speaker products totaling approximately $13,500 during the three months ended November 30, 2023 due primarily to aggressive holiday promotional sales and a large load in of new product at one of the Company's larger customers, as well as the continuation of close-out sales on certain older discontinued products. In Europe, the Company saw an increase in sales of its Onkyo and Pioneer receiver products, as well as premium home theater speakers and wireless speaker products, totaling $1,000, also due to holiday sales and promotions. Additionally, domestic general accessory product sales increased approximately $800 driven by the launch of new hearing aid products during the second quarter of the fiscal year. As an offset to these increases, the Company experienced a decline in domestic sales of its Onkyo and Pioneer receiver products of approximately $3,800 during the three months ended November 30, 2023 as a result of a slowing of the economy and decreased consumer spending in comparison to the prior year. In Asia, premium audio product and receiver sales decreased approximately $2,500 for the three months ended November 30, 2023, also due to a slower global economy and lower consumer spending, as well as due to the discontinuing of certain older products. Additionally, there was a decrease in sales of the Company's karaoke products during the three months ended November 30, 2023 of approximately $1,200 as a result of excess inventory held by several customers from the prior year which has led to a decline in current year orders and low holiday sales. In Germany, general accessory product sales declined approximately $600 during the three months ended November 30, 2023, primarily due to lower sales in the Do It Yourself product line. Finally, sales of reception products declined approximately $700 for the three months ended November 30, 2023 due to decreased consumer spending amid current economic concerns.

Consumer Electronics sales represented 69.7% of our net sales for the nine months ended November 30, 2023, compared to 68.2% in the comparable prior year period and decreased $19,699 for the nine months ended November 30, 2023, as compared to the nine months ended November 30, 2022. The Company experienced a decrease in domestic sales of its Onkyo and Pioneer receiver products of approximately $11,600 for the nine months ended November 30, 2023. During the comparable prior year period, the Company experienced large increases in sales of these products as it was still fulfilling backorders and high demand for product following the COVID-19 pandemic shutdowns. During the nine months ended November 30, 2023, the Company has been experiencing a more normalized market for these products, as well as some additional slowing of consumer spending in response to current economic concerns. In both Europe and Asia, sales of the Company's premium audio products and receiver products decreased approximately $11,900 for the nine months ended November 30, 2023, due to a slower global economy and lower consumer spending, as well as declining sales of older products. These declines were partially offset by holiday promotional sales. Domestic sales of the Company's premium home theater speakers and wireless speaker products decreased approximately $6,600 during the nine months ended November 30, 2023 due to a slowing of the economy and a decrease in consumer spending. This was partially offset by holiday promotional sales and a large load in of new premium speaker product at one of the Company's larger customers, as well as the continuation of close-out sales on certain older discontinued products. Karaoke product sales decreased approximately $4,200 during the nine months ended November 30, 2023, as several customers have remaining inventory from the prior year, which has resulted in a decline in current year orders and lower holiday sales of these products. Additionally, the Company experienced a decrease in sales of premium mobility products, including headphones and earbuds, of approximately $2,000 for the nine months ended November 30, 2023, as the Company is moving out of the premium headphone business and discontinuing these products. Finally, sales of reception products declined approximately $1,400 for the nine months ended November 30, 2023 due to decreased consumer spending amid current economic concerns. As an offset to these declines, the Company experienced an increase in European accessory product sales of approximately $13,100 for the nine months ended November 30, 2023, which was driven primarily by sales of the Company's new balcony solar power products. Sales of domestic wireless accessory speakers also increased approximately $3,200 as a result of a new program with one of the Company's largest customers that was not in place during the comparable prior year period. Finally, domestic general accessory product sales increased approximately $1,500 for the nine months ended November 30, 2023 primarily as a result of the launch of new hearing aid products during the second quarter of the fiscal year.

Biometrics sales represented less than 1% of our net sales for both the three and nine months ended November 30, 2023 and 2022 and declined $163 and $289, respectively. The sales decline in both the three- and nine-month period was due to certain one-time customer sales during the prior year periods that did not repeat in the current year.

Gross Profit and Gross Margin Percentage

	November 30,
	2023	2022	$ Change	% Change
Three Months Ended
Automotive Electronics	$9,262	$11,955	$(2,693)	(22.5)%
	25.8%	24.6%
Consumer Electronics	27,121	24,996	2,125	8.5%
	27.1%	26.6%
Biometrics	1	58	(57)	(98.3)%
	1.1%	22.7%
Corporate/Eliminations	(42)	128	(170)	(132.8)%
	$36,342	$37,137	$(795)	(2.1)%
	26.9%	26.0%

Nine Months Ended
Automotive Electronics	$25,933	$29,859	$(3,926)	(13.1)%
	23.6%	23.8%
Consumer Electronics	65,737	69,186	(3,449)	(5.0)%
	26.2%	25.5%
Biometrics	106	216	(110)	(50.9)%
	26.4%	31.3%
Corporate/Eliminations	771	372	399	107.3%
	$92,547	$99,633	$(7,086)	(7.1)%
	25.6%	25.1%

Gross margin percentages for the Company have increased 90 and 50 basis points for the three and nine months ended November 30, 2023, respectively, as compared to the three and nine months ended November 30, 2022.

Gross margin percentages in the Automotive Electronics segment increased 120 basis points for the three months ended November 30, 2023 and decreased 20 basis points for the nine months ended November 30, 2023, respectively, as compared to the prior year periods. The primary driver of margin increases during the three and nine months ended November 30, 2023 has been the relocation of the manufacturing of certain of the Company's automotive products, including its OEM safety products, to Mexico, which began during the second half of Fiscal 2023. The Company has begun to realize improved margins on the sale of these products during both the three and nine months ended November 30, 2023 as a result of the cost savings generated by this move. Sales of higher margin collision avoidance products also contributed positively to margins for the nine months ended November 30, 2023, as these sales increased during the year-to-date period. Additionally, sales of the Company's OEM rear seat entertainment products, which have been generating lower than normal margins under its current programs as a result of contractual pricing with customers, coupled with higher supply chain costs, were down for both the three and nine months ended November 30, 2023, which contributed positively to segment margins in both periods. As an offset to these positive margin impacts, the decline in sales of some of the Company's higher margin products within the segment, such as aftermarket security products and aftermarket rear seat entertainment products, have resulted in a decrease in margins during the three and nine months ended November 30, 2023. Additionally, sales of the Company's satellite radio products contributed positively to sales during the three and nine months ended November 30, 2023, however these products generate low margins for the Automotive segment.

Gross margin percentages in the Consumer Electronics segment increased 50 and 70 basis points for the three and nine months ended November 30, 2023, respectively, as compared to the prior year periods. The increase in sales of the Company's wireless accessory speakers and new balcony solar power products during the nine months ended November 30, 2023 have had a positive impact on segment gross margins for the year-to-date period. Additionally, the Company experienced an increase in sales of its premium home speaker products during the three months ended November, 2023 and a decrease in these sales for the nine months ended November 30, 2023, however, improved pricing from vendors, favorable product mix, as well as fewer low price, low margin close-out sales of older product have helped to improve margins for these products in both periods worldwide. As an offset to these positive margin impacts, the net decline in sales of the Company's Onkyo and Pioneer products worldwide during the three and nine months ended November 30, 2023, due to decreased customer spending and market normalization after higher than expected sales in the prior year, have negatively affected margins for the segment. Further, as the Company has also experienced competition in the market, aggressive pricing strategies used by the Company to combat this factor further drove down margins during both periods.

Gross margin percentages in the Biometrics segment declined for both the three and nine months ended November 30, 2023 as compared to the prior year periods. The decrease in margins were due primarily to higher obsolescence reserves and repair provisions during the three and nine months ended November 30, 2023.

Operating Expenses

	November 30,
	2023	2022	$ Change	% Change
Three Months Ended
Operating expenses:
Selling	$10,967	$11,413	$(446)	(3.9)%
General and administrative	15,944	15,920	24	0.2%
Engineering and technical support	7,063	7,171	(108)	(1.5)%
Restructuring expenses	101	303	(202)	(66.7)%
Total operating expenses	$34,075	$34,807	$(732)	(2.1)%

Nine Months Ended
Operating expenses:
Selling	$32,154	$35,563	$(3,409)	(9.6)%
General and administrative	52,621	53,903	(1,282)	(2.4)%
Engineering and technical support	23,257	23,844	(587)	(2.5)%
Acquisition costs	—	136	(136)	(100.0)%
Restructuring costs	2,168	532	1,636	307.5%
Total operating expenses	$110,200	$113,978	$(3,778)	(3.3)%

Total operating expenses have decreased $732 and $3,778 for the three and nine months ended November 30, 2023, respectively, as compared with the three and nine months ended November 30, 2022.

For the three months ended November 30, 2023, selling expenses decreased $446. The Company experienced a decline in employee salaries and related benefits and payroll taxes of approximately $300 due to headcount reductions and bonus reductions company wide. Advertising and website expenses decreased approximately $100 for the three months ended November 30, 2023, primarily as a result of lower sales and certain product lines no longer being sold through online platforms. This was offset by an increase in advertising expense related to the Company's new hearing aid products launched during the second quarter of the fiscal year. Additionally, commission expenses decreased approximately $100 as a result of a decrease in the Company's sales for the three months ended November 30, 2023, as compared to the three months ended November 30, 2022.

For the nine months ended November 30, 2023, selling expenses decreased $3,409. The Company experienced a decline in sales employee salaries and related benefits and payroll taxes of approximately $1,600 for the nine months ended November 30, 2023 due to headcount reductions and bonus reductions company-wide, as well as due to Employee Retention Credits received during the period related to the COVID-19 pandemic shutdowns, which have offset the Company's payroll tax expenses. Commission expenses also decreased approximately $900 as a result of a decrease in the Company's sales for the nine months ended November 30, 2023, as compared to the nine months ended November 30, 2022. Additionally, advertising and website expenses decreased approximately $700 for the nine months ended November 30, 2023, primarily as a result of lower sales and certain product lines no longer being sold through online platforms. This was offset by an increase in advertising expense related to the Company's new hearing aid products. Finally, credit card fees decreased approximately $300 for the nine months ended November 30, 2023 as a result of the Company-wide decline in sales as compared to the prior year.

General and administrative expenses were relatively flat for the three months ended November 30, 2023, as compared to the prior year period, increasing $24. Salary expense decreased approximately $300 as a result of headcount reductions implemented by the Company during the second quarter of Fiscal 2024. Depreciation and amortization expense also decreased approximately $300 during the three months ended November 30, 2023 due to the prior year impairment of an intangible asset that reduced the amortizable base of the Company's remaining amortizable assets, as well as due to certain assets of the Company that have become fully depreciated or amortized. Additionally, office and occupancy expenses declined approximately $200 for the three months ended November 30, 2023 as a result of cost-cutting measures implemented by the Company during the fiscal year in order to achieve savings. As an offset to these declines, bad debt expense increased approximately $300 for the three months ended November 30, 2023 due to releases made during the prior year that did not repeat. Legal and professional fees also increased approximately $300 during the three months ended November 30, 2023 due to litigation and consulting fees related primarily to the Company's final arbitration award that will begin to be paid during the fourth quarter of Fiscal 2024.

General and administrative expenses decreased $1,282 during the nine months ended November 30, 2023, as compared to the prior year period. Depreciation and amortization expense decreased approximately $600 during the nine months ended November 30, 2023 due to the prior year impairment of an intangible asset that has reduced the amortizable base of the Company's remaining amortizable assets, as well as due to certain assets of the Company that have become fully depreciated or amortized. Additionally, during the nine months ended November 30, 2022, the Company also realized a gain of $450 on the sale of a tradename that was no longer in use. Office expenses decreased approximately $300 during the nine months ended November 30, 2023 due to cost-cutting measures implemented by the Company during the fiscal year in order to achieve savings. Legal and professional fees, as well as taxes and licensing fees, both decreased approximately $200 each for the nine months ended November 30, 2023 primarily due to the streamlining of licenses and outside consulting services used by the Company as a result of cost-cutting measures, in which the Company brought certain work in-house, negotiated fee concessions from certain providers, and consolidated licenses and redundant software and services in order to achieve savings. Finally, payroll taxes decreased $200 during the nine months ended November 30, 2023 due to Employee Retention Credits received during the period related to the COVID-19 pandemic shutdowns, which have offset the Company's payroll tax expenses. As an offset to these declines, the Company saw an increase in bad debt expense of approximately $300 for the nine months ended November 30, 2023 due to releases made in the prior year that did not repeat, and travel expense increased approximately $300 due to the continued lifting of travel restrictions world-wide that has allowed business travel to resume.

Engineering and technical support expenses decreased $108 for the three months ended November 30, 2023, as compared to the prior year period. This decrease was due primarily to a decline in labor expense and related payroll taxes and benefits of approximately $300 resulting from Company-wide headcount reductions and lower use of outside labor during the period. Offsetting this decrease was an increase in research and development expense of approximately $200 for the three months ended November 30, 2023 as a result of the timing of the commencement and completion of projects, as well as due to a reimbursement of expenditures received during the prior year period that did not repeat.

Engineering and technical support expenses decreased $587 for the nine months ended November 30, 2023, as compared to the prior year period. Research and development expense decreased approximately $400 as a result of a reduction in the use of outside labor and the timing of the commencement and completion of projects, as well as due to cost cutting measures that have resulted in the delay of certain projects. Payroll tax expense also decreased approximately $300 during the nine months ended November 30, 2023 due in part to Employee Retention Credits received during the period related to the COVID-19 pandemic shutdowns, which have offset the Company's payroll tax expenses. This was offset by an increase in travel expense of approximately $200 due to an increase in international travel to vendors during the nine months ended November 30, 2023.

Acquisition costs of $136 incurred during the nine months ended November 30, 2022 represent residual consulting and due diligence fees related to the acquisition of certain assets of Onkyo Home Entertainment Corporation which was completed on September 8, 2021.

Restructuring expenses decreased $202 for the three months ended November 30, 2023 and increased $1,636 for the nine months ended November 30, 2023, as compared to the respective prior year periods. During the three and nine months ended November 30, 2023, restructuring costs were primarily comprised of severance expense related to Company-wide headcount reductions initiated during the second quarter of Fiscal 2024, as well as residual expenses related to the relocation of certain OEM production operations from Florida to Mexico. During the three and nine months ended November 30, 2022, restructuring expenses represented costs related to the relocation of certain OEM production operations from Florida to Mexico.

Other (Expense) Income

	November 30,
	2023	2022	$ Change	% Change
Three Months Ended
Interest and bank charges	$(1,892)	$(1,460)	$(432)	(29.6)%
Equity in income of equity investee	1,101	2,022	(921)	(45.5)%
Final arbitration award	(752)	(986)	234	23.7%
Other, net	156	460	(304)	(66.1)%
Total other expense, net	$(1,387)	$36	$(1,423)	(3952.8)%

Nine Months Ended
Interest and bank charges	$(5,011)	$(3,101)	$(1,910)	(61.6)%
Equity in income of equity investee	3,958	5,373	(1,415)	(26.3)%
Final arbitration award	(3,350)	(2,958)	(392)	(13.3)%
Other, net	(1,497)	(3,169)	1,672	52.8%
Total other expense, net	$(5,900)	$(3,855)	$(2,045)	(53.0)%

Interest and bank charges represent interest expense and fees related to the Company's bank obligations, shareholder loan, supply chain financing and factoring agreements, interest related to finance leases, and amortization of debt issuance costs. During the three and nine months ended November 30, 2023, interest charges on the funds borrowed from the Wells Fargo Credit Facility have steadily increased as compared to the three and nine months ended November 30, 2022 due to the increase in interest rates, as well as an increase in funds borrowed.

Equity in income of equity investee represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA"). The decrease in income for the three and nine months ended November 30, 2023 as compared to the prior year period is due to lower net income at ASA resulting from a decline in sales caused by current economic conditions.

During the three and nine months ended November 30, 2023 and 2022, the Company recorded charges representing interest expense related to the arbitration award accrued during Fiscal 2022, as well as charges for legal fee reimbursements and a settlement related to the patent arbitration. The final arbitration award settlement will be paid during the fourth quarter of Fiscal 2024.

Other, net includes net foreign currency gains or losses, interest income, rental income, and other miscellaneous income and expense. During the three and nine months ended November 30, 2023, the Company had net foreign currency losses of $171 and $2,419, respectively, as compared to net foreign currency gains of $215 and losses of $3,872 for the three and nine months ended November 30, 2022, respectively. Foreign currency losses incurred during the three and nine months ended November 30, 2023 and 2022 were primarily driven by declines in the Japanese Yen, which impacted the re-measurement of the Company's Onkyo subsidiary intercompany loans and interest payable which are not of a long-term investment nature. The losses attributable to these re-measurements for the three and nine months ended November 30, 2023 were $174 and $1,521, respectively, as compared to $154 and $3,596 for the three and nine months ended November 30, 2022, respectively.

Income Tax Provision

The Company’s provision for income taxes consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments, as necessary.

For the three months ended November 30, 2023, the Company recorded an income tax provision of $97, which includes a discrete income tax benefit of $198 related primarily to the finalization of the federal tax return filing and reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations. For the three months ended November 30, 2022, the Company recorded an income tax benefit of $3,988, which includes a discrete income tax benefit of $141 related primarily to the finalization of the federal and certain state tax return filings. The effective tax rates for the three months ended November 30,

2023 and 2022 were an income tax provision of 11.0% on pre-tax income of $880 and an income tax benefit of 168.6% a pre-tax income of $2,366, respectively.

The effective tax rate for the three months ended November 30, 2023 differs from the U.S. statutory rate of 21% as a result of a number of factors, primarily related to no income tax benefit recorded on current year U.S and Japanese pre-tax losses given the Company maintains a full valuation allowance, income taxed in foreign jurisdictions at varying tax rates, nondeductible permanent differences, research and development credits, and adjustments to our deferred tax liability related to indefinite lived intangibles.

The effective tax rate for the three months ended November 30, 2022 differed from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and an increase in the valuation allowance.

For the nine months ended November 30, 2023, the Company recorded an income tax benefit of $54, which includes a discrete income tax benefit of $515 related primarily to the finalization of certain tax filings and the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations, offset by the remeasurement of state deferred taxes based on law changes enacted during the period. For the nine months ended November 30, 2022, the Company recorded an income tax benefit of $5,788, which includes a discrete income tax benefit of $313 related to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations and the finalization of certain tax filings during the quarter ended November 30, 2022, offset with the accrual of interest for unrecognized tax benefits. The effective tax rates for the nine months ended November 30, 2023 and 2022 were an income tax benefit of 0.2% on pre-tax loss of $23,553 and an income tax benefit of 31.8% on a pre-tax loss of $18,200, respectively.

The effective tax rate for the nine months ended November 30, 2023 differs from the U.S. statutory rate of 21% as a result of a number of factors, primarily related to no income tax benefit recorded on current year U.S and Japanese pre-tax losses given the Company maintains a full valuation allowance, income taxed in foreign jurisdictions at varying tax rates, nondeductible permanent differences, research and development credits, and adjustments to our deferred tax liability related to indefinite lived intangibles.

The effective tax rate for the nine months ended November 30, 2022 differs from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and an increase in valuation allowance.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not financial measures recognized by GAAP. EBITDA represents net loss attributable to VOXX International Corporation and Subsidiaries, computed in accordance with GAAP, before interest expense and bank charges, taxes, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for stock-based compensation expense, gains on the sale of certain assets, foreign currency losses (gains), restructuring expenses, acquisition costs, certain non-routine legal fees, and awards. Depreciation, amortization, stock-based compensation, and foreign currency losses (gains) are non-cash items.

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

Reconciliation of GAAP Net Loss Attributable to VOXX International Corporation to EBITDA and Adjusted EBITDA

	Three months ended November 30,		Nine months ended November 30,
	2023	2022	2023	2022
Net income (loss) attributable to VOXX International Corporation and Subsidiaries	$1,912	$7,421	$(19,890)	$(9,322)
Adjustments:
Interest expense and bank charges (1)	1,688	1,263	4,405	2,500
Depreciation and amortization (1)	2,808	3,053	9,003	9,406
Income tax expense (benefit)	97	(3,988)	(54)	(5,788)
EBITDA	6,505	7,749	(6,536)	(3,204)
Stock-based compensation	177	145	643	407
Gain on sale of tradename	—	—	(450)	—
Foreign currency losses (gains) (1)	144	(223)	2,320	3,867
Restructuring expenses	101	303	2,168	532
Acquisition costs	—	—	—	136
Non-routine legal fees	318	28	1,549	886
Final arbitration award	752	986	3,350	2,958
Adjusted EBITDA	$7,997	$8,988	$3,044	$5,582

(1)
For purposes of calculating Adjusted EBITDA for the Company, interest expense and bank charges, depreciation and amortization, as well as foreign currency losses (gains) have been adjusted in order to exclude the non-controlling interest portion of these expenses attributable to EyeLock LLC and Onkyo Technology KK.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of November 30, 2023, we had working capital of $122,420 which includes cash and cash equivalents of $10,393, compared with working capital of $131,634 at February 28, 2023, which included cash and cash equivalents of $6,134. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations, when applicable, and the income on our investments to fund the current operations of the business. However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions, or to further pay down our debt. As of November 30, 2023, we had cash balances totaling $923 held in foreign bank accounts, none of which would have been subject to United States federal income taxes if made available for use in the United States. The Tax Cuts and Jobs Act provides a 100% participation exemption on dividends received from foreign corporations after January 1, 2018, as the United States has moved away from a worldwide tax system and closer to a territorial system for earnings of foreign corporations.

Operating activities provided cash of $3,520 for the nine months ended November 30, 2023 due to primarily the decrease in inventory and the increase in accrued sales incentives. This was offset by an increase in accounts receivable and a decrease in contingent consideration payable, as well as due to the decrease the Company's net sales and losses incurred by EyeLock LLC. For the nine months ended November 30, 2022, operating activities used cash of $48,301 due to factors including the increase in inventory and the decrease in accounts payable, accrued expenses and other current liabilities, as well as due to losses incurred by EyeLock LLC and the decrease in the Company's net sales. This was offset primarily by the decrease in accounts receivable and an increase in accrued sales incentives.

Investing activities used cash of $1,973 during the nine months ended November 30, 2023 primarily due to capital expenditures, offset by the proceeds from the sale of intangible assets. For the nine months ended November 30, 2022, investing activities used cash of $2,932 primarily due to capital expenditures.

Financing activities provided cash of $614 during the nine months ended November 30, 2023 due primarily to borrowings from the Company's Credit Facility. This was offset by repayments of borrowings from the Credit Facility, the Florida mortgage, and finance leases, as well as due to the purchase of treasury shares. During the nine months ended November 30, 2022, financing activities provided cash of $27,470 due to borrowings from the Company's Credit Facility. This was offset by repayments of borrowings from the Company's Credit Facility and Euro asset-based loan in Germany, the settlement of market stock unit awards in cash, the purchase of treasury shares, and the payment of withholding taxes on the net issuance of a stock award, as well as repayments of finance leases and the Florida mortgage.

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $165,000. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory, certain real estate, and certain intellectual property, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 17(b)). The availability under the revolving credit line of the Credit Facility was $59,283 as of November 30, 2023.

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

The Company has a Euro asset-based loan facility in Germany with a credit limit of €8,000 that expires on October 31, 2024. The Company's subsidiaries Voxx German Holdings GmbH, Oehlbach Kabel GmbH, and Schwaiger GmbH are authorized to borrow funds under this facility for working capital purposes.

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

Material Cash Requirements

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity. At November 30, 2023, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period
Contractual Cash Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Finance lease obligation (1)	$596	$277	$319	$—	$—
Operating leases (1)	3,163	971	1,160	460	572
Total contractual cash obligations	$3,759	$1,248	$1,479	$460	$572
Other Commitments
Bank obligations (2)	$39,000	$—	$39,000	$—	$—
Stand-by and commercial letters of credit (3)	50	50	—	—	—
Other (4)	9,581	500	5,240	—	3,841
Unconditional purchase obligations (5)	75,819	75,819	—	—	—
Total other commitments	124,450	76,369	44,240	—	3,841
Total commitments	$128,209	$77,617	$45,719	$460	$4,413

1.
Represents total principal payments due under operating and finance lease obligations. Total current balances (included in Accrued expenses other current liabilities) due under finance and operating lease obligations are $277 and $971, respectively, at November 30, 2023. Total long-term balances due under finance and operating leases are $319 and $2,192, respectively, at November 30, 2023.
2.
Represents amounts outstanding under the Company’s Credit Facility and the VOXX Germany asset-based lending facility at November 30, 2023.
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

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and possible future public or private debt and/or equity offerings. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, credit arrangements, and access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures for the next twelve months, including the intercompany loan funding we provide to our majority owned subsidiary, EyeLock LLC, and our accrual related to an unfavorable final arbitration award that will be paid during the fourth quarter of Fiscal 2024. In the event they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity and/or debt financings, as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable when required.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations, or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Related Party Transactions

On April 29, 2021 EyeLock LLC entered into a three-year exclusive distribution agreement (“the Agreement”) with GalvanEyes LLC, a Florida LLC, managed by Beat Kahli, the largest holder of Voxx’s Class A Common Shares. The Agreement was included in the Company’s Proxy Statement filed on June 17, 2021 and was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on July 29, 2021. Under the Agreement, in addition to paying for any products purchased, GalvanEyes agreed to pay EyeLock $10,000 in the form of an annual fee, over a two-year period, of up to $5,000 per year, with payments on a quarterly basis beginning on September 1, 2021 and ending on August 31, 2023. The quarterly installment payments owed by GalvanEyes for both the three months ended May 31, 2023 and August 31, 2023 remain unpaid and are currently past due. GalvanEyes and the Company are considering renegotiating the distribution agreement and have agreed to defer the payments due on May 31, 2023 and August 31, 2023 to February 29, 2024, pending the resolution of the renegotiation. The past due payments, plus accrued interest, are recorded as receivables due from GalvanEyes at November 30, 2023 on the Consolidated Balance Sheet. See Note 21 of the Notes to the Unaudited Consolidated Financial Statement of this Form 10-Q.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Voxx conducts business in various non-U.S. countries, including Germany, Canada, Mexico, China, Hong Kong, Venezuela, Denmark, the Netherlands, France, Australia, and Japan and thus is exposed to market risk for changes in foreign currency exchange rates. As a result, we have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the U.S., which can adversely impact our net income and cash flows. For the three and nine months ended November 30, 2023, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $5,500 and $8,300, respectively, and a decrease in net income of approximately $50 for the three months ended November 30, 2023 and an increase in net loss of $170 for the nine months ended November 30, 2023. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade, and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations, and U.S. dollar denominated purchases in its foreign subsidiaries. The Company often enters forward contracts to hedge certain Euro-related transactions. The Company minimizes the risk of nonperformance on the forward contracts by transacting with major financial institutions. During the three and nine months ended November 30, 2023, the Company had outstanding forward foreign currency contracts and foreign currency options that were not designated for hedge accounting.

We are also subject to risk from changes in foreign currency exchange rates from the translation of financial statements of our foreign subsidiaries and for long-term intercompany loans with the foreign subsidiaries. These changes result in cumulative translation adjustments, which are included in Accumulated other comprehensive (loss) income. At November 30, 2023, we had translation exposure to various foreign currencies with the most significant being the Euro. A hypothetical 10% adverse change in the foreign currency rates would result in a negative impact of $130 on Other comprehensive income (loss) for the nine months ended November 30, 2023.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and investment grade corporate and U.S. government securities. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed. We have variable rate indebtedness related to our Credit Facility and Euro asset-based lending facility in Germany. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates to the extent that we have balances outstanding under these variable rate loans. At November 30, 2023, the balance outstanding on the Credit Facility was $39,000 and there was no balance outstanding related to the German asset-based lending facility (see Note 17). In connection with the Florida Mortgage, we have debt outstanding in the amount of $5,740 at November 30, 2023. Interest on this mortgage is charged at 79% of the applicable SOFR rate plus 1.87%. The Company currently has an interest rate swap for the Florida Mortgage with a notional amount of $5,740 at November 30, 2023. This swap locks the interest rate at 3.43% (inclusive of credit spread) on the Florida Mortgage through the mortgage end date of March 2026.

As of November 30, 2023, the total net fair value of the interest rate swap recorded in Other assets on our Consolidated Balance Sheet is $153, which represents the amount that would be received upon unwinding the interest rate swap agreement based on market conditions on that date. Changes in the fair value of this interest rate swap agreement are reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated other comprehensive (loss) income.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of November 30, 2023 to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the nine months ended November 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our Board of Directors to repurchase shares of the Company's Class A Common Stock. During the nine months ended November 30, 2023, the Company repurchased 855,518 shares of Class A Common Stock for an aggregate cost of $8,655, as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
3/1/2023 - 3/31/2023	225,659	$11.80	225,659	1,571,778
4/1/2023 - 4/30/2023	7,182	11.95	7,182	1,564,596
5/1/2023 - 5/31/2023	138,246	9.78	138,246	1,426,350
6/1/2023 - 6/30/2023	220,365	11.14	220,365	1,205,985
8/1/2023 - 8/31/2023	47,466	8.36	47,466	1,158,519
9/1/2023 - 9/30/2023	103,511	7.80	103,511	1,055,008
10/1/2023 - 10/31/2023	112,439	7.68	112,439	942,569
11/1/2023 - 11/30/2023	650	10.02	650	941,919
Total other commitments	855,518

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Fourth Amendment to the Employment Agreement dated July 8, 2019, between the Company and Patrick M. Lavelle (filed herewith).

10.2	Fourth Amendment to the Employment Agreement dated July 8, 2019, between the Company and Loriann Shelton (filed herewith).

10.3	Third Amendment to the Employment Agreement dated July 8. 2019, between the Company and Charles M. Stoehr (filed herewith).

31.1	Certification of Patrick M. Lavelle Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Charles M. Stoehr Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended November 30, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii), the Unaudited Consolidated Statements of Operations and Comprehensive Income, (iii) the Unaudited Consolidated Statements of Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

January 9, 2024

By:	/s/ Patrick M. Lavelle
Patrick M. Lavelle,
Chief Executive Officer

By:	/s/ Charles M. Stoehr
Charles M. Stoehr,
Senior Vice President and Chief Financial Officer