Form 10-K
period 2024-02-29
VOXX International Corp
filed 2024-05-14
CIK 807707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was $97,353,635 (based upon closing price on the Nasdaq Stock Market on August 31, 2023).

The number of shares outstanding of each of the registrant's classes of common stock, as of May 10, 2024 was:

Class	Outstanding

Class A common stock $.01 par value	20,281,143
Class B common stock $.01 par value	2,260,954

DOCUMENTS INCORPORATED BY REFERENCE

Part III - (Items 10, 11, 12, 13 and 14) Proxy Statement for Annual Meeting of Stockholders to be filed on or before June 10, 2024.

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

Item 1-Business

VOXX International Corporation ("Voxx," "We," "Our," "Us," or the "Company") is a leading international manufacturer and distributor in the Automotive Electronics, Consumer Electronics, and Biometrics industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image, and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through nineteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., Audiovox Canada Limited, Voxx Hong Kong Ltd., Voxx Consumer Electronics Hong Kong, Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Premium Audio Company LLC ("PAC," which includes Klipsch Group, Inc., 11 Trading Company LLC, Premium Audio Company EMEA B.V., Premium Audio Company France S.A.R.L., Premium Audio Company Germany GmbH, and Premium Audio Company Pty Lt.), Omega Research and Development Technology LLC ("Omega"), Voxx Automotive Corp., Audiovox Websales LLC, VSM-Rostra LLC (“VSM”), VOXX DEI LLC, and VOXX DEI Canada Ltd. (collectively, with VOXX DEI LLC, “DEI”), as well as majority owned subsidiaries, EyeLock LLC ("EyeLock") and Onkyo Technology KK n/k/a Premium Audio Company Technology Center K.K. (“Onkyo”). We market our products under the Audiovox® brand name and other brand names and licensed brands, such as 808®, Acoustic Research®, Advent®, Avital®, CarLink®, Clifford®, Code-Alarm®, Crimestopper™, Directed®, Discwasher®, Energy®, Heco®, Integra®, Invision®, Jamo®, Jensen®, Klipsch®, Mac Audio®, Magnat®, myris®, Oehlbach®, Omega®, Onkyo®, Pioneer®, Prestige®, Project Nursery®, Python®, RCA®, Rosen®, Rostra®, Schwaiger®, Smart Start®, Terk®, Vehicle Safety Manufacturing®, and Viper®, as well as private labels through a large domestic and international distribution network. We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products.

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

The Company classifies its operations in the following three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. The Automotive Electronics segment designs, manufactures, distributes, and markets rear-seat entertainment devices, automotive security products and devices, remote start systems, vehicle access systems, mobile multimedia devices, aftermarket/OE-styled radios, car-link smartphone telematics applications, driver distraction products, collision avoidance systems, automotive power accessories, power lift gates, location-based services, turn signal switches, automotive lighting products, obstacle sensing systems, cruise control systems, camera systems, USB ports, heated seats, and satellite radio products. The Consumer Electronics segment designs, manufactures, distributes and markets home theater systems, A/V receivers, premium loudspeakers, outdoor speakers, business music systems, streaming music systems, cinema speakers, architectural speakers, wireless and Bluetooth speakers, soundbars, on-ear and in-ear headphones, wired and wireless headphones and earbuds, solar powered balcony systems, DLNA (Digital Living Network Alliance) compatible devices, T.V. remote controls, karaoke products, hearing aids, personal sound amplifiers, infant/nursery products, as well as A/V connectivity, portable/home charging, reception and digital consumer products. The Biometrics segment designs, markets and distributes iris identification and biometric security related products. See Note 13 to the Company's Consolidated Financial Statements for segment and geographic area information.

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

The Company continuously monitors the impacts of the macroeconomic environment on its business, which is currently characterized by record-high inflation, supply chain challenges, labor shortages, high interest rates, volatility in global capital markets, and growing recession risk. Such macroeconomic conditions have and could continue to adversely impact our business, for example, by reducing consumer demand for our products and leading to decreased sales. During Fiscal 2022 through 2024, the Company has experienced levels of inflation that are higher than has been experienced in recent years, resulting in part from various supply disruptions, increased shipping and transportation costs, increased commodity costs, increased labor costs within the supply chain, monetary policy actions, and other disruptions caused by the residual effects of the COVID-19 pandemic and the uncertain economic environment. The Company continues to make efforts to mitigate this impact through pricing strategies, but cannot predict how long the current inflationary environment will continue or the impact of inflationary trends on consumer behavior, or the Company's sales and profitability in the future. Commodities are often subject to availability constraints and price volatility caused by weather, supply conditions, political instability, government regulations, tariffs, energy prices, general economic conditions, and other unpredictable factors. Changes in commodity prices may also negatively impact the Company's sales and earnings if competitors react more aggressively. The Company could also experience other material impacts as a result of macroeconomic conditions, including, but not limited to, additional charges to adjust the carrying value of inventory, additional asset impairment charges, and additional adjustments to deferred tax valuation allowances.

Acquisitions

Our most recent acquisition and disposition transactions are discussed below:

On September 8, 2021, the Company's subsidiary, PAC, completed the transaction to acquire certain assets of the home audio/video business of Onkyo Home Entertainment Corporation (“OHEC”) with its partner, Sharp Corporation (“Sharp”), through a joint venture, Onkyo Technology KK n/k/a Premium Audio Company Technology Center K.K. (“Onkyo”) via an asset purchase agreement. The acquired assets consisted of intangible assets. PAC owns 77.2% of the joint venture and has 85.1% voting interest and Sharp owns 22.8% of the joint venture and has 14.9% voting interest. The total transaction consideration was $37,184, which included cash paid, assignment of notes and interest receivable, and the fair value of contingent consideration. The purpose of this acquisition was to expand the Company’s market share and product offerings within the premium audio industry. Details of the assets acquired are outlined in Note 2 "Business Acquisitions" of the Notes to the Consolidated Financial Statements.

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

Continue to maintain diversified, blue chip customer base. Voxx distributes products through a wide range of specialty and mass merchandise channels and has arrangements as a tier-1 and tier-2 auto OEM supplier. OEM products account for approximately 12% of total net sales.

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

Grow our international presence. We have an international presence through our local subsidiaries in Europe, as well as operations in Canada, Mexico, Australia, Japan, and China. We also continue to export from our domestic operations in the United States. Our strategy remains to diversify our geographic exposure, while expanding our product offerings and distribution touch points across the world.

Pursue strategic and complementary acquisitions. We continue to monitor economic and industry conditions in order to evaluate potential strategic and synergistic business acquisitions that are expected to allow us to leverage overhead, penetrate new markets, and expand our existing business distribution. Over the past several decades, the Company has employed an M&A strategy to build its brand portfolio and enhance its product offerings in higher margin product categories, while at the same time exiting lower margin and commoditized product lines, resulting in improved bottom-line performance. The Company is focused on continuing to grow organically but may pursue opportunistic acquisitions to augment our Automotive Electronic (primarily with OEM accounts), Consumer Electronic, and Biometric segments.

Maintain disciplined acquisition criteria. Virtually all of our acquisitions have been made to strengthen our product offerings, customer reach, and growth potential across our operating business segments. Our strategy remains to acquire complimentary businesses, products and/or assets in our Automotive Electronic, Consumer Electronic, and Biometric operating segments. Additionally, acquisitions should have a gross margin structure equal to or higher than our consolidated gross margins, and we will continue to look for acquisitions where we can leverage our corporate overhead and resources. Furthermore, it is important that management remains with Voxx as part of the acquisition, as their legacy expertise and knowledge of both the inner workings of their respective companies and the end-markets they serve are paramount to successfully running operations and achieving growth. We also pursue acquisitions that will be accretive for the Company and its shareholders in the initial years after such acquisitions are made.

Rapidly integrate acquired businesses. One of the more compelling factors as to why acquired businesses choose VOXX International Corporation is that we are perceived as both a financial and strategic partner. We are operators, and companies view their association with us as a positive for the future of their businesses in that we can provide resources and support that others in our sector, or in the Private Equity community, cannot. Our strategy upon acquisition, and in the years that follow, is to leverage our corporate strengths and integrate acquisitions into our operations. We provide accounting, MIS, warehouse, and logistics support, as well as a host of value-added services that enable acquired companies to lower their cost basis and improve profitability. In recent years, we have consolidated facilities in our German operations and in Indiana, where we brought our RCA® and PAC operating groups together. We have also fully integrated our Rosen, VSM, and DEI businesses into our automotive operations in Florida and Mexico.

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

Products

The Company currently reports sales data for the following three operating segments:

Automotive Electronic products include:

▪
automotive security, vehicle access, and remote start modules and systems;
▪
smart phone telematics applications;
▪
mobile multi-media infotainment products and rear-seat entertainment products, including overhead, seat-back, and headrest systems;
▪
rear observation and collision avoidance systems/blind spot sensors/automotive sensing and camera systems/driver distraction products;
▪
360 camera applications;
▪
distribution of satellite radios, including plug and play models and direct connect models;
▪
cruise control systems;
▪
private label audio products;
▪
heated seats;
▪
interior lighting solutions;
▪
security and shock sensors;
▪
turn signal switches;

▪
puddle lamps;
▪
box lights;
▪
harnesses;
▪
Electric Vehicle Sound Systems ("EVSS");
▪
interior lighting systems; and
▪
logo lighting modules.

Consumer Electronic products include:

▪
premium loudspeakers;
▪
architectural speakers;
▪
commercial and cinema speakers;
▪
outdoor speakers;
▪
wireless and Bluetooth speakers;
▪
A/V receivers;
▪
high performance 2 channel loudspeakers;
▪
high performance 2 channel electronics;
▪
high performance party speakers;
▪
home theater systems;
▪
business music systems;
▪
streaming music systems;
▪
on-ear and in-ear headphones;
▪
wired and wireless headphones and ear buds;
▪
Bluetooth headphones and ear buds;
▪
soundbars;
▪
solar powered balcony systems;
▪
High-Definition Television ("HDTV") antennas;
▪
Wireless Fidelity ("WiFi") antennas;
▪
High-Definition Multimedia Interface ("HDMI") accessories;
▪
hearing aids and personal sound amplifiers;
▪
karaoke products;
▪
infant/nursery products;
▪
home electronic accessories such as cabling, power cords, and other connectivity products;
▪
performance enhancing electronics;
▪
T.V. universal remote controls;
▪
flat panel TV mounting systems,
▪
power supply systems and charging products;
▪
electronic equipment cleaning products;
▪
set-top boxes; and
▪
home and portable stereos.

Biometric products include:

▪
iris and face identification products, and
▪
biometric security related products.

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

Within the industry our Biometrics segment operates in, technology is developing rapidly. The COVID-19 pandemic has caused a greater interest for safe and touchless biometric systems. Widely used face readers have been rendered ineffective when using face masks and other protective facial gear, and fingerprint and palm reader secure access devices are now often seen as potentially infectious surfaces. Iris biometric algorithms read the unique texture in the colored part of the eye, creating a unique identification for access, similar to that of a fingerprint or the geometric pattern of a face. This iris-based key, however, has the benefit of not only being touchless, but is also not hindered by the obstacles encountered by face recognition devices, such as facemasks or other devices that hide facial features. Iris biometrics can operate successfully without touching or mask removal, even through protective gear such as hazmat suits, if a person’s eyes are visible.

Net sales by segment, gross profit, and total assets are as follows (Refer to Item 7 and Note 13 to the Notes to the Consolidated Financial Statements for additional information):

	Fiscal	Fiscal	Fiscal
	2024	2023	2022
Automotive Electronics	$142,341	$174,811	$200,594
Consumer Electronics	326,618	357,758	433,925
Biometrics	531	1,046	882
Corporate/Eliminations	(579)	399	519
Total net sales	$468,911	$534,014	$635,920

Gross profit	$114,019	$134,299	$169,478
Gross margin percentage	24.3%	25.1%	26.7%

Total assets	$444,006	$519,451	$586,664

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

License and royalty programs offered to our manufacturers, customers and other electronic suppliers are structured using a fixed amount per unit or a percentage of net sales, depending on the terms of the agreement. Current license and royalty agreements have duration periods which range from 1 to 20 years or continue in perpetuity. Certain agreements may be renewed at termination of the agreement. The Company's license and royalty income is recorded upon sale and amounted to $1,061, $1,340, and $1,716 for the years ended February 29, 2024, February 28, 2023, and February 28, 2022, respectively.

Distribution and Marketing

We sell our products to:

•
automotive and vehicle manufacturers,
•
OEM Tier 1, Tier 2, and secondary OEM manufacturers,
•
mass merchants,
•
regional chain stores,
•
distributors,
•
e-commerce platforms,
•
premium department stores,
•
lifestyle retailers,
•
specialty and internet retailers,
•
power retailers,
•
independent 12-volt retailers,
•
new car dealers,
•
system integrators,
•
banks,
•
cinema operators,

•
sporting goods equipment retailers, and
•
direct response TV.

Our business is diversified within our segments across end-markets, customers, and products. We sell our automotive electronic products to both OEM and aftermarket customers. We sell our products under OEM arrangements with domestic and/or international subsidiaries of automobile manufacturers such as Ford, Stellantis, General Motors, Toyota, Kia, Mazda, Subaru, Nissan, Mack Truck, Polaris, Bendix Commercial, Daimler Trucks North America, Textron Finance Shared Service, Wesco Distribution, ZF North America Autocar, Dieter’s Metal Fabricating, Grote Industries, International Truck (PDC), P.A.I. Products and Ryco Motorsport. These arrangements require a close partnership with the customer as we develop products to meet specific requirements. OEM products accounted for approximately 12% of net sales for the year ended February 29, 2024, 14% for the year ended February 28, 2023, and 10% for the year ended February 28, 2022. Our consumer electronic and biometric products are sold through both retail and commercial channels.

Our five largest customers represented 18% of net sales for the year ended February 29, 2024, 17% for the year ended February 28, 2023, and 21% for the year ended February 28, 2022. No one customer accounted for more than 10% of the Company's net sales for the years ended February 29, 2024, February 28, 2023, or February 28, 2022. Geographically, approximately 77.4% of our revenues were derived from our domestic operations within the United States, while approximately 18.9% was derived from our operations in Europe, and less than 3.8% was derived from other regions.

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

We provide product warranties for all our product lines, which primarily range from 30 days to five years. The Company also provides limited lifetime warranties for certain products, which limit the end-user's remedy to the repair or replacement of the defective product during its lifetime, as well as warranties for certain vehicle security products for the life of the vehicle for the original owner. To support our warranties, we have independent warranty centers in the United States and Europe. Our customer service group, along with our Company websites, provide product information, answer questions, and serve as a technical hotline for installation help for end-users and customers. We also offer the option for customers to purchase third-party extended warranties for certain products, for which we assume no liability for related repairs and services.

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

Competition

The electronics industry is highly competitive across all product categories, and we compete with a number of well-established companies that manufacture and sell similar products. Brand name, design, advancement of technology and features, as well as price, are the major competitive factors within the electronics industry. Our Automotive Electronic products compete against factory-supplied products, including those provided by, among others, General Motors, Ford, and Stellantis and large Tier 1's, such as Denso, Panasonic, LG, Continental, Lear, Bosch, Magna, and Forvia (Fauricia). Our Consumer Electronic products compete against major companies such as Polk, Definitive, Bose, Sonos, Sonance, Bowers and Wilkins, Sony, Phillips, Emerson Radio, GE, Belkin, and private label brands. Competitors for our Biometrics products include companies such as IRIS ID, 3M, Suprema, Iritech, Inc., IrisGuard, Crossmatch, NEC, Gemalto, Vision-Box, IDEMIA, BioID, GoVerifyID, BioConnect, and Princeton Identity.

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

Human Capital

VOXX International Corporation believes the Company’s greatest asset is its employees. The Company’s emphasis on the health and safety of its employees is a key factor in maintaining its experienced workforce and attracting new talent. As of February 29, 2024, the Company employed 911 people, of which 451 were U.S. based and 460 were internationally based. 34 of our U.S. based employees were covered under collective bargaining agreements. We consider our relations with employees to be good as of February 29, 2024.

The Company’s U.S. based full-time employees are all eligible to participate in the Company’s health and welfare plans, including health, vision, dental, life, short-term disability insurance plans, long-term disability insurance plans, flexible spending plans and/or health saving plans, pet insurance, critical care plans and identity theft protection plans. Many of these plans are fully paid for by the Company, while others are cost shared between the Company and the employees or are employee-paid at a discounted rate. To encourage our employees to save for the future and their retirement, the Company offers employees a 401(k) retirement plan which has options for traditional pre-tax deferrals, as well as Roth options. The 401(k) plan also includes a discretionary Company match which encourages employees to participate and enhances the Company’s commitment to its employees and their families. Internationally based employees also receive health, welfare, and retirement plans that are statutory-based, and in some instances, employees may choose to participate in plans that supplement the statutory benefits and are funded by the employee. To further encourage employees to prioritize their health, the Company sponsors events and benefits, such as on-site flu vaccinations, health fairs, mobile preventative screenings, on-site fitness centers at certain Company locations, gym membership reimbursements, weight loss programs, and periodic health and fitness competitions, which are often aligned with fundraising campaigns. The Company encourages all employees to give back to their communities and make a social impact through activities such as hosting on-site blood donation drives, donation drives for causes including cancer and autism, local holiday toy and giving drives, as well as food drives. The Company also participates in matching gift programs for certain charities. Additionally, we provide service awards to employees, which show appreciation and recognition to longstanding employees for certain service milestones.

Although the COVID-19 pandemic has officially come to an end, we implemented significant changes in response to the global health emergency that we determined were in the best interest of our employees, as well as the communities in which we operate, and complied with government regulations, some of which have remained in place post-pandemic. This includes providing our office, support, and non-production staff the ability to work remotely from their homes. For our production staff, or for office and support staff who were unable to work remotely, we implemented several on-site safety measures, some of which have been scaled back or eliminated, but may be reinstated at any time as deemed necessary.

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

Economic, Strategic and Market Risks

Major public health emergencies, including pandemic, epidemic, or outbreak of any other infectious disease, could have an adverse impact on our financial condition and results of operations and other aspects of our business.

Major public health issues have had, and in the future could have, repercussions across many sectors and areas of the global economy and financial markets, leading to significant adverse impacts on financial activity and volatility in financial markets, which could negatively impact our financial results.

For instance, the spread of COVID-19, which began during our 2020 fiscal year, created significant macroeconomic uncertainty, volatility, and disruption to the global economy. In response, many governments implemented policies intended to stop or slow the further spread of the disease and its variants, such as lockdowns, shelter-in-place, or restricted movement guidelines, and these measures remained in place for an extended period of time. These policies resulted in lower consumer and commercial activity across many markets in many geographic areas. The pandemic also adversely impacted the global supply chain, resulting in a global chip shortage, as well as other restrictions and limitations on related activities that caused significant disruption and delays, and adversely affected the flow and availability of certain products.

Any public health emergency, including the COVID-19 pandemic, or any future outbreak of other existing or new epidemic diseases, or the threat thereof, could cause us to modify our business practices (including limiting employee travel, or cancellation of physical participation in meetings and events), or take similar actions as may be required by government authorities, or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by any future public health emergencies, or otherwise be satisfactory to government authorities.

The extent to which any public health emergencies in the future impact our business, financial condition, results of operation or cash flows will depend on continuously evolving factors and future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the ultimate duration and scope of the health emergency; the severity of the disease; the actions taken by governments to contain the emergency or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. One or more of our customers, distribution partners, service providers or suppliers may experience financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in their business due to impacts from a future public health emergency, and as a result, our operating revenues may be impacted. The Company could also experience other material impacts, including, but not limited to, charges from potential adjustments to the carrying value of inventory, asset impairment charges, and deferred tax valuation charges.

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

Our financial performance could be adversely impacted by inflation, which is subject to market conditions. If the cost of goods changes as a result of inflation, we may be unable to adjust our prices accordingly, which could adversely impact our sales or earnings. During Fiscal 2022 through 2024, we have experienced levels of inflation that are higher than we have experienced in recent years, resulting in part from various supply disruptions, increased shipping and transportation costs, increased commodity costs, increased labor costs in the supply chain, monetary policy actions, and other disruptions caused by the residual effects of the COVID-19 pandemic and the uncertain economic environment. While we have attempted to mitigate this impact to date through our pricing strategies, we are unable to predict how long the current inflationary environment will continue or the impact of inflationary trends on consumer behavior and our sales and profitability in the future. Additionally, commodities can be subject to availability constraints and price volatility caused by weather, supply conditions, political instability, government regulations, tariffs, energy prices and general economic conditions and other unpredictable factors. Changes in commodity prices could also negatively impact our sales and earnings if our competitors react more aggressively.

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

Our business, and that of our suppliers in these countries and elsewhere, are subject to the impact of natural catastrophic events such as earthquakes, floods or power outages, political crises such as terrorism or war, and public health crises, such as disease outbreaks, epidemics, or pandemics in the U.S. and global economies. For instance, the spread of COVID-19 globally beginning during our 2020 fiscal year resulted in the disruption and shutdown of businesses. Our business relies on raw materials, components, and finished goods provided by our suppliers. If future pandemic related restrictions cause delays along our supply chain, we will likely experience a slow-down in our business as a result.

The ongoing conflicts between Russia and Ukraine, and between Israel and Hamas, have caused, and is expected to continue to cause, negative effects on geopolitical conditions and the global economy, including financial markets, inflation, and the global supply chain, which could have an adverse impact on our business, financial condition, and results of operations.

In February 2022, Russian military forces launched a full-scale military invasion of Ukraine that has resulted in an ongoing military conflict between the two countries. The length, impact, and outcome of the ongoing military conflict in Ukraine is highly unpredictable, and the conflict has caused, and is expected to continue to cause, global political, economic, and social instability; disruptions to the global economy, financial systems, international trade, and global supply chain; as well as to the transportation and energy sectors, among others.

Russia's recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and the subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, the European Union, Japan, and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic. The situation is rapidly evolving as a result of the conflict in Ukraine, and additional sanctions may be implemented, as well as export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories.

On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern and Central Israel, to which the Israel Defense Forces have responded. In addition, Hezbollah has attacked military and civilian targets in Northern Israel, to which Israel has responded. How long and how severe the current conflict becomes is unknown at this time and any continued clash among Israel, Hamas, or Hezbollah, or other countries or militant groups in the region may escalate in the future into a greater regional conflict.

Any of the abovementioned factors could affect our business, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Form 10-K.

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

The electronics industry is characterized by a number of key customers. Specifically, 18% of our sales were to five customers in Fiscal 2024, 17% in Fiscal 2023, and 21% in Fiscal 2022. The loss of one or more of these customers could have a material adverse impact on our business.

The international marketing and distribution of our products subjects us to risks associated with international operations and conditions in the global economy, including exposure to foreign currency fluctuations.

As part of our business strategy, we intend to continue to increase our sales, including our international sales, although we cannot assure you that we will be able to do so. Approximately 22.6% of our net sales currently originate in markets outside the U.S. While geographic diversity helps to reduce the Company's exposure to risk in any one country or part of the world, it also means that we are subject to the full range of risks associated with international operations, including exposure to foreign currency fluctuations. These risks could have a significant impact on our ability to sell our products on a competitive basis in international markets and may have a material adverse effect on our results of operations, cash flows and financial condition.

Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. In recent years, financial markets have been affected at times by a number of global macroeconomic and political events, including large sovereign debts and fiscal deficits of several countries in Europe and in emerging market jurisdictions, high levels of non-performing loans on the balance sheets of European banks, the effect of the United Kingdom exiting the European Union in 2020, the potential effect of any other European country leaving the Eurozone, market volatility and loss of investor confidence driven by political events, and the global spread of COVID-19. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt, and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, will be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding the economy in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition, and results of operations could be significantly and adversely affected.

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

We have a subsidiary in Venezuela, whose operations have been suspended due to the economic and political climate in that country. We hold fixed assets at this subsidiary and have incurred impairments related to our long-lived assets in Venezuela in the past. These assets had no net book value as of February 29, 2024, and February 28, 2023. The Company intends to continue to hold these assets with the hope of recovering value from them in the future; however, if conditions continue to deteriorate, we may be at risk of government confiscation of these assets.

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

Our existing debt agreements contain certain covenants that limit our ability to, among other things, borrow additional money, pay dividends, dispose of assets, and acquire new businesses. These covenants also require us to maintain a specified fixed charge coverage ratio under specified circumstances. If the Company is unable to comply with these covenants, there would be a default under these debt agreements. Changes in economic or business conditions, results of operations, or other factors could cause the Company to default under its debt agreements. A default, if not waived by our lenders, could result in acceleration of our debt and possible bankruptcy, should we have debt outstanding.

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

Seasonal consumer shopping patterns affect our business. We generally make a substantial amount of our sales and net income during September, October, and November. We expect this trend to continue. December is also a key month for us, due largely to the increase in promotional activities by our customers during the holiday season. If the economy faltered in these periods, if our customers altered the timing or frequency of their promotional activities, or if the effectiveness of these promotional activities declined, particularly around the holiday season, it could have a material adverse effect on our annual financial results.

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

We and our business partners maintain significant amounts of data electronically in locations around the world. This data relates to all aspects of our business, including current and future products and initiatives under development, and contains confidential, proprietary, non-public, and personal customer, consumer, supplier, partner, and employee data, which we collect, process, transmit, and, where appropriate, retain as part of our normal operations. We maintain systems, protocols, and processes designed to protect this data. Despite the security measures we and our partners have in place, our facilities and systems, and those of our third-party service providers and partners, are vulnerable to security breaches, cyber-attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human error, or other similar events. In addition, threat actors attempt to breach our security systems to gain access to our data and infrastructure through various techniques, including phishing, ransomware, and other targeted attacks. The risk of such attacks includes attempted breaches not only of our systems, but also those of our business partners, customers, clients, and suppliers. The techniques used to obtain unauthorized access are constantly changing, are becoming increasingly more sophisticated, and often are not recognized until after an exploitation of information has occurred. Therefore, we may be unable to anticipate these techniques or implement sufficient preventative measures, which may have a material adverse effect on our Company.

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

As of February 29, 2024, 34 of our full-time employees were covered by collective bargaining agreements. We cannot predict whether labor unions may be successful in organizing other portions of our workforce or what additional costs we could incur as a result.

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

We have an intercompany loan agreement with our majority owned subsidiary, EyeLock LLC, which may continue to require additional funding beyond one year. In funding the loan to EyeLock LLC, we have less cash flow available to support our domestic operations and other activities. Should EyeLock LLC default on the loan and should the collateral be insufficient to satisfy the total outstanding balance owed to Voxx, we may not be able to recover 100% of the loan balance. In addition, if we are unable to generate sufficient cash flows in the future to support our operations and service our debt as a result of funding EyeLock LLC, we may be required to refinance all or a portion of our existing debt, as applicable, or to obtain additional financing. There can be no assurance that any refinancing will be possible or that any additional financing could be obtained on acceptable terms. The inability to service or refinance our existing debt or to obtain additional financing would have a material adverse effect on our financial position, liquidity, and results of operations. We had loans outstanding, including principal and interest of $85,902, from our majority owned subsidiary, EyeLock LLC, at February 29, 2024.

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

Mr. Shalam beneficially owns approximately 54.5% of the combined voting power of both classes of common stock. This will allow him to elect the majority of our Board of Directors and, in general, determine the outcome of any other matter submitted to the stockholders for approval. Mr. Shalam's voting power may have the effect of delaying or preventing a change in control of the Company.

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

Item 1C-Cybersecurity

Risk Management and Strategy

Managing cybersecurity risks and securing our sensitive data and systems are a critical part of our business operations and of paramount importance to our organization. The Company has implemented and maintains multiple layers of physical, administrative, and technical security processes designed to protect our facilities from disruptions that may result from cybersecurity incidents, as well as safeguard the confidentiality of our critical systems and data residing on those systems, including employee data, customer data, and proprietary information.

Our approach consists of best practice standards, policies, and processes for identifying, assessing, managing, mitigating, and responding to material risks from cybersecurity threats. Our cybersecurity goals are to leverage industry-wide recognized standards, such as The National Institute of Standards and Technology (NIST) Cybersecurity Framework.

We have implemented best practices and established numerous controls to reduce cybersecurity risk. Some key components include:

•
Leveraging third-party cybersecurity vendors to test our systems, identify previously undiscovered risks in the environment and validate existing cybersecurity controls. We maintain a process to oversee and identify risks from cybersecurity threats associated with our use of third-party vendors with access to our resources.
•
Educating our users on cybersecurity prevention tactics through security awareness training and ongoing phishing testing.

•
Protecting Email through multiple layers of security that cover all internal and external communication.
•
Utilizing a patching and remediation process for our systems. We use a managed risk service to help detect and prioritize vulnerabilities found in the environment and track them for remediation.
•
Having a data recovery plan and controls designed to protect against business interruption, including multiple backups of our critical systems.
•
Deploying technical safeguards designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, access controls, extended detection and response, and event monitoring.
•
The company maintains a Cybersecurity Insurance Policy.

On an ongoing basis we conduct cybersecurity risk assessments, including compiling, reviewing, and acting on information garnered from internal stakeholders, known security vulnerabilities, and data from external sources. The results of these assessments are used to drive alignment on, and prioritization of, initiatives to enhance our security controls, make recommendations to improve processes, and inform a broader enterprise-level risk assessment that is presented to our Board, Audit Committee, and members of management.

We routinely assess our systems and processes for modifications in advance of evolving state privacy regulations and other applicable industry standards and regularly update our privacy and information security policies to remain current with industry practices. We are continually adapting to the ever-changing cyber risk landscape and have a team of information security professionals committed to maintaining the highest levels of systems and data security. The Company itself conducts, and has engaged external information security firms to conduct, assessments, including penetration tests, to continually improve security controls and ensure security controls. We continue to expand and grow our security team and their skillsets and make regular enhancements to our cybersecurity risk management goals.

In addition, we engage with our third-party business partners to enforce our internal cybersecurity practices. We rely on all third-party business partners to maintain appropriate security programs; however, we cannot ensure in all circumstances that their efforts will be successful. We assess third-party cybersecurity controls through a detailed cybersecurity assessment and review, and include security and privacy requirements to our contracts, where applicable. We also require that our third parties report material cybersecurity incidents to us, allowing us the ability to assess the impact of any reported incident on our operations. The Company’s incident response plans include emergency response, systems recovery, and other plans that would be enacted in the event of certain types of cybersecurity attacks.

Cybersecurity Governance

Our Board of Directors is responsible for oversight of risk management, including cybersecurity risks. The Audit Committee is updated on current cybersecurity events, metrics and other technology risks by our Vice President of Management Information Systems and Director of Infrastructure and Security on a quarterly basis, and all material risks and threats are reported immediately. The Audit Committee, in turn, provides the Board of Directors with updates regarding cybersecurity risks as it deems necessary or appropriate.

Our Internal Cybersecurity Team is comprised of the Director of IT Infrastructure and Security, Global Technical Support Manager, and includes Information Security Administrators and Team Members. This team is responsible for managing efforts to assess, detect, prevent, mitigate, and remediate cybersecurity risks, threats, and incidents. In addition, this team meets regularly with the IT leadership team to review current risks and trends, along with monitoring ongoing cybersecurity metrics.

Our cybersecurity incident response and vulnerability management programs are designed to escalate certain cybersecurity incidents to various levels of management depending on the circumstances, including our VP of Management Information Systems, Director of IT Infrastructure and Security, General Counsel, Chief Financial Officer, and Chief Executive Officer. Management works with our incident response team to help mitigate and remediate certain escalated cybersecurity incidents. In addition, our incident response and vulnerability management programs include reporting certain cybersecurity incidents to the Audit Committee and, in certain circumstances, to the Board.

For the fiscal year ended February 29, 2024, there have been no known risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.

Item 2-Properties

Our Corporate headquarters is located at 2351 J. Lawson Blvd. in Orlando, Florida, which is owned by the Company, and also serves as one of the Company's manufacturing facilities for its automotive electronic business. In addition, as of February 29, 2024, the Company leased a total of 18 operating facilities, manufacturing facilities, or offices located in 4 states as well as China, Canada, Mexico, France, Germany, Australia, Japan, and Hong Kong. The leases have been classified as operating leases. Within the United States, the Company’s leased facilities are located in Georgia, New York, California, and North Carolina. The Company also owns 10 of its operating facilities or offices (including its Corporate headquarters and automotive manufacturing facility in Florida), located in New York, Indiana, Michigan, and Arkansas in the United States, as well as in Germany and Venezuela. These facilities serve as offices, warehouses, manufacturing facilities, engineering facilities, and distribution centers. Additionally, we utilize public warehouse facilities located in Virginia, Nevada, Indiana, North Carolina, Arizona, Texas, China, Belgium, Germany, Australia, and Malaysia.

Item 3-Legal Proceedings

The Company is currently, and has in the past, been a party to various routine legal proceedings incident to the ordinary course of business. If management determines, based on the underlying facts and circumstances of each matter, that it is probable a loss will result from a litigation contingency and the amount of the loss can be reasonably estimated, the estimated loss is accrued. Management does not believe that any outstanding litigation will have a material adverse effect on the Company's financial statements, individually or in the aggregate.

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

On August 7, 2023, the U.S. District Court for the Central District of California entered judgment against the Company in the amount of $47,002, of which $40,242 was for damages, attorneys’ fees, and costs and $6,760 was for prejudgment interest.

On August 16, 2023, the Company filed a Notice of Appeal to the Ninth Circuit Court of Appeals.

On December 22, 2023, the Company and Seaguard entered into a Settlement Agreement and Mutual Release, with an effective date of January 10, 2024, in which the Company agreed to pay Seaguard $42,000 in full and final settlement of all judgments and claims that have been awarded or asserted or could have been asserted by Seaguard against the Company and its subsidiaries. An initial payment of $10,000 was made on December 27, 2023 and the final payment of $32,000 was made on January 10, 2024. Upon receipt of the final payment, Seaguard filed a

Satisfaction of Judgment with the court and a Dismissal of the Arbitration with the American Arbitration Association and the Company subsequently filed a Dismissal of the Appeal.

During the year ended February 28, 2022, the Company recorded a charge of $39,444 within Other (expense) income in the accompanying Consolidated Statements of Operations and Comprehensive Loss related to the damages awarded to Seaguard in November 2021. During the year ended February 28, 2023, the Company accrued additional charges of $3,944 representing interest due on the award when paid, as well as certain legal fees reimbursable to Seaguard and a patent settlement. During the year ended February 29, 2024, the Company recorded a net credit of $763 to Other (expense) income in the accompanying Consolidated Statements of Operations and Comprehensive Loss, representing charges for interest due on the award when paid, offset by the reversal of previous accrued charges resulting from the final settlement paid during the fourth quarter of Fiscal 2024. At February 28, 2023 the Company had a total accrued balance of $43,388 on the accompanying Consolidated Balance Sheet related to the final arbitration award. There was no remaining accrued balance at February 29, 2024.

Item 4-Mine Safety Disclosure

Not applicable.

PART II

Item 5-Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

The Class A Common Stock of Voxx is traded on the Nasdaq Stock Market under the symbol "VOXX." The following table sets forth the low and high sale price of our Class A Common Stock, based on the last daily sale in each of the last eight fiscal quarters:

Year ended February 29, 2024	High	Low
First Quarter	$14.70	$8.26
Second Quarter	12.80	7.85
Third Quarter	11.24	7.28
Fourth Quarter	11.45	8.18

Year ended February 28, 2023	High	Low
First Quarter	$11.07	$6.16
Second Quarter	10.17	6.21
Third Quarter	11.10	6.28
Fourth Quarter	11.43	7.99

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

Holders

There are 607 holders of record of our Class A Common Stock and 4 holders of Class B Convertible Common Stock.

Issuer Purchases of Equity Securities

In April 2019, the Company was authorized by the Board of Directors to increase the number of Class A Common Shares available for repurchase in connection with its share repurchase program (the “Program”) to 3,000,000. During the years ended February 29, 2024, February 28, 2023, and February 28, 2022, the company purchased 916,384, 508,439, and 113,000 shares of its Class A Common Stock, respectively, for an aggregate cost of $9,288, $5,147, and $1,220, respectively. As of February 29, 2024, the cumulative total of acquired shares (net of reissuances of 11,635) pursuant to the Program was 4,287,041, with a cumulative value of $39,573. The remaining authorized share repurchase balance is 881,053 at February 29, 2024. Share repurchases made during the year ended February 29, 2024 are as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
3/1/2023 - 3/31/2023	225,659	$11.80	225,659	1,571,778
4/1/2023 - 4/30/2023	7,182	11.95	7,182	1,564,596
5/1/2023 - 5/31/2023	138,246	9.78	138,246	1,426,350
6/1/2023 - 6/30/2023	220,365	11.14	220,365	1,205,985
8/1/2023 - 8/31/2023	47,466	8.36	47,466	1,158,519
9/1/2023 - 9/30/2023	103,511	7.80	103,511	1,055,008
10/1/2023 - 10/31/2023	112,439	7.68	112,439	942,569
11/1/2023 - 11/30/2023	650	10.03	650	941,919
1/1/2024 - 1/31/2024	41,802	8.54	41,802	900,117
2/1/2024 - 2/29/2024	19,064	8.59	19,064	881,053
Total acquired shares	916,384

Performance Graph

The following table compares the annual percentage change in our cumulative total stockholder return on our Class A common stock during the period commencing on February 28, 2019 and ending on February 29, 2024 with the cumulative total return of the Nasdaq Stock Market (U.S.) Index and our SIC Code Index, during such period.

Item 6-Reserved

Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")

This section should be read in conjunction with the "Cautionary Statements" and "Risk Factors" in Item 1A of Part I, and Item 8 of Part II, "Consolidated Financial Statements and Supplementary Data."

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations with an overview of the business, including our strategy to give the reader a summary of the goals of our business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our Results of Operations for the year ended February 29, 2024, compared to the years ended February 28, 2023 and February 28, 2022. Next, we present EBITDA and Adjusted EBITDA for the year ended February 29, 2024, compared to the years ended February 28, 2023 and February 28, 2022 in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheet and cash flows and discuss our financial commitments in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

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

In recent years, we have focused our attention on acquiring synergistic businesses with the addition of several new subsidiaries. These subsidiaries have helped us to expand our core business and broaden our presence in the accessory and OEM markets. Our acquisition of a controlling interest in EyeLock Inc. and EyeLock Corporation in Fiscal 2016 allowed us to enter the growing and innovative biometrics market. The Company has also made strategic asset purchases in order to strengthen its product offerings and increase market share, such as the acquisition of certain assets and assumption of certain liabilities of Directed LLC and Directed Electronics Canada Inc. in Fiscal 2021 and Onkyo Home Entertainment Corporation in Fiscal 2022. Our intention is to continue to pursue business opportunities which will allow us to further expand our business model while leveraging overhead and exploring specialized niche markets in the electronics industry. Notwithstanding the above acquisitions, if the appropriate opportunity arises, the Company has been willing to explore the potential divestiture of a product line or business.

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

The Company’s domestic and international business is subject to retail industry and consumer trends and conditions and the sales of new and used vehicles. Worldwide economic conditions impact consumer spending and if the global macroeconomic environment continues to deteriorate, this could have a negative effect on the Company’s revenues and earnings. In an attempt to offset any negative market conditions, the Company continues to explore strategies and alternatives to reduce its operating expenses, such as the consolidation of facilities and IT systems, and has been introducing new products to obtain a greater market share.

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

Macroeconomic Factors

General economic and political conditions such as recessions; interest rates; fuel prices; inflation; foreign currency fluctuations; international tariffs; social, political, and economic risks; international health emergencies, epidemics, or pandemics; and acts of war or terrorism (including, for example, the ongoing military conflict between Ukraine and Russia and the economic sanctions related thereto), have added uncertainty in timing of customer purchases and supply chain constraints. During Fiscal 2023 and Fiscal 2024, supply chain challenges increased the Company's material and shipping costs, resulted in shipping delays, and impacted its gross margins. The Company has implemented price increases, as well as certain supply chain improvements in response to these factors and intends to continue to focus on driving further operational improvements during Fiscal 2025. The Company continues to focus on cash flow and anticipates having sufficient resources to operate during Fiscal 2025.

Acquisitions and Dispositions

We have acquired and integrated several businesses, as well as divested certain businesses, the most recent of which are outlined in the Acquisitions section of Part I and presented in detail in Note 2 to the Notes to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates (see Note 1 to the Consolidated Financial Statements)

General

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions can be subjective and complex and may affect the reported amounts of assets, liabilities, revenues, and expenses reported in those financial statements. As a result, actual results could differ from such estimates and assumptions.

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and current credit worthiness, as determined by a review of current credit information. We continuously monitor collections from our customers and maintain a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within management's expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that have been experienced in the past. Our five largest customer balances comprise 28% of our accounts receivable balance as of February 29, 2024. A significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of accounts receivable and our results of operations.

Inventory

We value our inventory at the lower of the actual cost to purchase or the net realizable value of the inventory. Net realizable value is defined as estimated selling prices, less cost of completion, disposal, and transportation. We regularly review inventory quantities on-hand and record a provision in cost of sales for excess and obsolete inventory based primarily on selling prices, indications from customers based upon current price negotiations, and purchase orders. The cost of the inventory is determined primarily on a weighted moving average basis, with a portion valued at standard cost, which approximates actual costs. Our industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand. In addition, and as necessary, specific reserves for future known or anticipated events may be established.

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

Intangible Asset Impairments

As of February 29, 2024, intangible assets totaled $68,766. Management makes estimates and assumptions in preparing the consolidated financial statements for which actual results will emerge over long periods of time. These estimates and assumptions are closely monitored by management and periodically adjusted as circumstances warrant. For instance, the expected lives of indefinite-lived intangible assets may be shortened, or an impairment recorded based upon a change in the expected use of the asset or performance of the related asset group. At the present time, management intends to continue the development, marketing, and selling of products associated with its intangible assets, and there are no known restrictions on the continuation of their use.

Approximately 20.1% of our indefinite-lived trademarks ($8,400) are at risk of impairment as of February 29, 2024. Indefinite-lived intangible assets are tested annually for impairment on the last day of the Company’s fiscal year, and at any time upon occurrence of certain events or changes in circumstances that may indicate they are impaired or that they are no longer indefinite-lived. When testing indefinite-lived assets for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform the quantitative impairment test; otherwise, no further analysis is required. Under the qualitative assessment, we consider various factors, including macroeconomic conditions, relevant industry and market trends, cost factors, overall financial performance, other entity-specific events, and events affecting the indefinite-lived asset that could indicate a potential change in its fair value. We also consider the specific future outlook for the indefinite-lived asset. We may also elect not to perform the qualitative assessment and instead, proceed directly to the quantitative impairment test. The Company uses an income approach, based on the relief from royalty method, to value indefinite-lived trademarks as part of its quantitative impairment test. This impairment test involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. The critical assumptions in the discounted cash flow model include revenues, long-term growth rates, royalty rates, and discount rates. Management exercises judgment in developing these assumptions. Certain of these assumptions are based upon industry projections, facts specific to the trademarks and consideration of our long-term view for the trademarks and the markets we operate in. If we were to experience sales declines, a significant change in operating margins which may impact estimated royalty rates, an increase in our discount rates, and/or a decrease in our projected long-term growth rates, there would be an increased risk of impairment of these indefinite-lived trademarks. In addition, we evaluate the remaining useful life of our non-amortizing intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. These intangible assets will then be amortized prospectively over their estimated remaining useful life and accounted for in the same manner as other intangible assets that are subject to amortization. Based upon the Company’s indefinite-lived intangible asset impairment assessment, four indefinite-lived intangible assets were impaired as of February 29, 2024, totaling $14,214. As a result of discussions with customers and the Consumer Electronics Show during the fourth quarter of Fiscal 2024, the Company lowered its current and long-term sales projections and gross profit margins for certain consumer electronic tradenames, given the increased competition and price reductions, which resulted in the impairment charges. As of February 28, 2023, one indefinite-lived intangible asset was impaired by $1,300. In conjunction with the impairment identified as of February 28, 2023, we determined the useful life of this indefinite-lived intangible asset was no longer indefinite (see Note (1(k)). There were no impairments of indefinite-lived intangible assets in Fiscal 2022.

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

Voxx’s goodwill totaled $63,931 as of February 29, 2024. Goodwill is tested for impairment as of the last day of the Company's fiscal year, and at any time upon occurrence of certain events or changes in circumstances that may indicate they are impaired. When testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform the quantitative impairment test; otherwise, no further analysis is required. Under the qualitative assessment, we consider various qualitative factors, including macroeconomic conditions, relevant industry and market trends, cost factors, overall financial performance, other entity-specific events, and events affecting the reporting unit that could indicate a potential change in fair value of our reporting unit or the composition of its carrying values. We also consider the specific future outlook for the reporting unit. We also may elect not to perform the qualitative assessment and instead, proceed directly to the quantitative impairment test. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and estimation of the fair value of each reporting unit. Based on the Company's goodwill impairment assessment for Fiscal 2023, one reporting unit had an estimated fair value less than its carrying value and as a result, a non-cash goodwill impairment charge of $7,373 was recorded for the year ended February 28, 2023 (see Note 1(k)). No impairment charges were recorded related to goodwill during Fiscal 2024 or Fiscal 2022.

As of February 29, 2024, goodwill allocated to our Klipsch, Rosen, VSM, DEI, and Onkyo reporting units was 72.8% ($46,532), 1.4% ($880), 0.9% ($572), 2.5% ($1,600), and 22.4% ($14,347), respectively. The fair values of the Klipsch, DEI, and Onkyo reporting units are greater than their carrying values by approximately 14.1% ($16,205), 42.9% ($14,102), and 9.6% ($4,224), respectively, as of February 29, 2024. The quantitative assessment utilizes either an income approach, a market approach, or a combination of these approaches to determine the fair value of its reporting units. These approaches have a degree of uncertainty. The income approach employs a discounted cash flow model to value the reporting unit as part of its impairment test. This impairment test involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. The critical assumptions in the discounted cash flow model are revenues, operating margins, working capital and a discount rate (developed using a weighted average cost of capital analysis). Management exercises judgment in developing these assumptions. Certain of these assumptions are based upon industry projections, facts specific to the reporting unit, market participant assumptions and data, and consideration of our long-term view for the reporting unit and the markets we operate in. The market approach employs market multiples from guideline public companies operating in our industry. Estimates of fair value are derived by applying multiples based on revenue and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) adjusted for size and performance metrics relative to peer companies. If the Klipsch and Onkyo reporting units were to experience sales declines, sustained pricing pressures, unfavorable operating margins, lack of new product acceptance by consumers, changes in consumer trends and preferred shopping channels, less than anticipated results for the holiday season, a change in the peer group or performance of the peer companies, an increase to the discount rate, and/or a decrease in our projected long-term growth rates used in the discounted cash flow model, there would be an increased risk of goodwill impairment for the these reporting units. If the Rosen, VSM, and DEI reporting units experienced an increase to the discount rate, sales declines, changes in consumer trends, or increases in cost factors, there would be an increased risk of goodwill impairment for these reporting units.

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

The Company accounts for uncertain tax positions in accordance with the authoritative guidance issued under ASC 740, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company provides loss contingencies for federal, state, and international tax matters relating to potential tax examination issues, planning initiatives and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes, and timing, which if different, may materially impact the Company's financial condition and results of operations. The Company classifies interest and penalties associated with income taxes as a component of Income tax expense (benefit) on the Consolidated Statements of Operations and Comprehensive Loss.

Results of Operations

Included in Item 8 of this annual report on Form 10-K are the Consolidated Balance Sheets as of February 29, 2024, and February 28, 2023 and the Consolidated Statements of Operations and Comprehensive Loss, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for the years ended February 29, 2024, February 28, 2023, and February 28, 2022. In order to provide the reader meaningful comparisons, the following analysis provides comparisons of the audited year ended February 29, 2024 with the audited year ended February 28, 2023, and the audited year ended February 28, 2023 with the audited year ended February 28, 2022. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Operations and Comprehensive Loss.

Year Ended February 29, 2024 Compared to the Years Ended February 28, 2023 and February 28, 2022

Continuing Operations

The tables presented in this section set forth, for the periods indicated, certain Statement of Operations data for the years ended February 29, 2024 ("Fiscal 2024"), February 28, 2023 ("Fiscal 2023") and February 28, 2022 ("Fiscal 2022").

Net Sales

	Fiscal	Fiscal	Fiscal
	2024	2023	2022
Automotive Electronics	$142,341	$174,811	$200,594
Consumer Electronics	326,618	357,758	433,925
Biometrics	531	1,046	882
Corporate/Eliminations	(579)	399	519
Total net sales	$468,911	$534,014	$635,920

Fiscal 2024 compared to Fiscal 2023

Automotive Electronics sales, which include both OEM and aftermarket automotive electronics, represented 30.4% of the Company's net sales for the year ended February 29, 2024, compared to 32.7% in the prior year and decreased $32,470 for the year ended February 29, 2024, as compared to the prior year. The primary driver of this decrease was the decline in sales of OEM rear seat entertainment products of approximately $17,800 for the year ended February 29, 2024, due to factors including volume reductions within existing customer programs, a temporary halt in another program due to quality issues, and the termination of one customer program, as well as the United Auto Workers strike that took place during September and October of 2023 that led to temporary work stoppages for certain customers of the Company. Sales of aftermarket security products, which includes remote start and telematic product sales, also declined approximately $13,200 for the year ended February 29, 2024. The decline was due to the continued slowing of consumer spending amid current economic concerns, as well as a mild winter weather season, which generally has a negative effect on remote start sales. This was slightly offset by sales of certain new aftermarket security products introduced during the second half of the fiscal year. Sales of aftermarket rear seat entertainment products declined approximately $2,900 for the year ended February 29, 2024 as a result of inflated vehicle pricing and high interest rates, which have resulted in lower consumer spending on vehicles and lower discretionary spending on vehicle accessories. Additionally, sales of aftermarket accessory products decreased approximately $600 for the year ended February 29, 2024 as a result of the decline in sales of Club Cars during the year, which is a large accessory customer for the Company. This has been due to lower consumer spending, as well as competition in the golf cart and small utility vehicle market. As an offset to these sales declines, sales of OEM remote start products increased approximately $1,600 for the year ended February 29, 2024 due to a new customer program that started during the fiscal year. Sales of OEM safety products also increased approximately $1,100 during the year ended February 29, 2024 due to new customer programs, price increases, and high demand for certain new products. Additionally, satellite radio product sales increased approximately $700 for the year ended February 29, 2024 following a prior year pause in purchasing by one of the Company's larger customers due to excess inventory on hand. As this customer has sold through its remaining inventory and reordered product, these sales have begun to improve. Finally, sales of collision avoidance products increased approximately $600 during the year ended February 29, 2024 due to certain vehicle models no longer including these products as part of their OEM packages, which has led to more aftermarket purchases.

Consumer Electronics sales represented 69.7% of net sales for the year ended February 29, 2024, as compared to 67.0% in the prior year and decreased $31,140 for the year ended February 29, 2024 as compared to the year ended February 28, 2023. This net decrease was a result of several factors, including the decline in domestic sales of its Onkyo and Pioneer receiver products of approximately $16,200 for the year ended February 29, 2024. During the comparable prior year, the Company experienced large increases in sales of these products as it was still fulfilling backorders and high demand for product following the COVID-19 pandemic shutdowns. During the year ended February 29, 2024, the Company has been experiencing a more normalized market for these products, as well as some additional slowing of consumer spending in response to current economic concerns. In both Europe and Asia, sales of the Company's premium audio products and receiver products decreased approximately $14,500 for the year ended February 29, 2024, due to a slower global economy and lower consumer spending, as well as due to certain product shortages and declining sales of older products. Domestic sales of the Company's premium home theater speakers and wireless speaker products decreased approximately $5,100 during the year ended February 29, 2024 due also to a slowing of the economy and a decrease in consumer spending. This was partially offset by the close-out sales on certain older discontinued products. Karaoke product sales decreased approximately $4,200 during the year ended February 29, 2024, as several customers had remaining inventory from the prior year, which resulted in a decline in current year orders of these products and poor holiday sales. The Company discontinued selling these products in the fourth quarter of the fiscal year. Additionally, sales of reception products declined approximately $2,500 for the year ended February 29, 2024 due to decreased consumer spending amid current economic concerns. Finally, the Company experienced a decrease in sales of premium mobility products, including headphones and earbuds, of approximately $2,100 for the year ended February 29, 2024, as the Company has moved away from the premium headphone business and has discontinued the sale of these products. As an offset to these declines, the Company experienced an increase in European accessory product sales of approximately $10,800 for the year ended February 29, 2024, which was driven primarily by sales of the Company's balcony solar power products that launched during the second half of the prior year. Domestic general accessory product sales also increased approximately $1,900 for the year ended February 29, 2024 primarily as a result of the launch of new hearing aid products during the second quarter of the fiscal year.

Biometrics represented 0.1% of our net sales for the year ended February 29, 2024 as compared to 0.2% in the prior year and sales decreased in the segment by $515 for the year ended February 29, 2024 as compared to the year ended February 28, 2023. This decrease was driven by sales made to certain new customers during the prior year that did not repeat in the current year.

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

Gross Profit and Gross Margin Percentage

	Fiscal	Fiscal	Fiscal
	2024	2023	2022
Automotive Electronics	$29,979	$42,399	$47,296
	21.1%	24.3%	23.6%
Consumer Electronics	83,507	91,151	121,511
	25.6%	25.5%	28.0%
Biometrics	109	358	185
	20.5%	34.2%	21.0%
Corporate/Eliminations	424	391	486
	$114,019	$134,299	$169,478
	24.3%	25.1%	26.7%

Fiscal 2024 compared to Fiscal 2023

Gross margin percentages for the Company have decreased 80 basis points for the year ended February 29, 2024, as compared to the year ended February 28, 2023.

Gross margins in the Automotive Electronics segment decreased 320 basis points for the year ended February 29, 2024. Margin decreases during the year ended February 29, 2024 were driven by the decline in sales of some of the Company's higher margin products within the segment, such as aftermarket security products and aftermarket rear seat entertainment products. Additionally, sales of the Company's satellite radio products contributed positively to sales during the year ended February 29, 2024, however these products generate low margins for the Automotive segment. The segment also incurred an inventory write-down of approximately $3,800 during the year ended February 29, 2024 related to inventory identified as either slow-moving or damaged in conjunction with the transition of the manufacturing of certain OEM product lines from Florida to Mexico during the fiscal year, which negatively impacted margins. As an offset to these negative margin impacts, the Company began its process of relocating the manufacturing of certain OEM automotive products to Mexico during the second half of Fiscal 2023. The Company has begun to realize improved margins on the sale of these products during the year ended February 29, 2024 as a result of the cost savings generated by this move. Sales of higher margin collision avoidance products and OEM security products also contributed positively to margins, as these sales increased for the year ended February 29, 2024 as compared to the prior year. Additionally, sales of the Company's OEM rear seat entertainment products, which have been generating lower than normal margins under its current programs as a result of contractual pricing with customers, coupled with higher supply chain costs, were down for the year ended February 29, 2024, which contributed positively to segment margins for the year.

Gross margins in the Consumer Electronics segment were relatively flat for the year ended February 29, 2024, increasing 10 basis points compared to the prior year. The increase in sales of the Company's new balcony solar power products and new hearing aid products during the year ended February 29, 2024 have had a positive impact on segment gross margins for the year. Additionally, although the Company experienced a decrease in sales of its premium home speaker products during the year ended February 29, 2024, improved pricing from vendors, favorable product mix, as well as fewer low price, low margin close-out sales of older product have helped to improve margins for these products worldwide as compared to prior year. As an offset to these positive margin impacts, the net decline in sales of the Company's Onkyo and Pioneer products domestically during the year ended February 29, 2024, due to decreased customer spending and market normalization after higher than expected sales in the prior year, have negatively affected margins for the segment. Further, as the Company has experienced competition in the market for these products, aggressive pricing strategies used by the Company to combat this factor, as well as sell excess stock, further drove down margins for the fiscal year.

Gross margins in the Biometrics segment declined for the year ended February 29, 2024, compared to the prior year. The decrease in margins was due primarily to higher obsolescence reserves and repair provisions during the year ended February 29, 2024.

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

Operating Expenses

	Fiscal	Fiscal	Fiscal
	2024	2023	2022
Operating Expenses:
Selling	$43,090	$46,967	$50,507
General and administrative	69,228	73,638	75,955
Engineering and technical support	29,392	31,464	31,540
Acquisition costs	—	(36)	3,552
Goodwill impairment charge	—	7,373	—
Intangible asset impairment charges	14,214	1,300	—
Restructuring expenses	2,136	870	—
Total Operating Expenses	$158,060	$161,576	$161,554

Fiscal 2024 compared to Fiscal 2023

The Company experienced an overall decrease in operating expenses of $3,516 for Fiscal 2024 as compared to Fiscal 2023.

For the year ended February 29, 2024, selling expenses decreased $3,877. The Company experienced a decline in employee salaries and related benefits and payroll taxes of approximately $1,200 due to headcount reductions and bonus reductions company wide. Advertising and website expenses also decreased approximately $1,200 for the year ended February 29, 2024, primarily as a result of lower sales, as well as certain product lines no longer being sold through online platforms. This was offset by an increase in advertising expense related to the Company's new hearing aid products launched during the second quarter of the fiscal year. Additionally, commission expenses decreased approximately $1,100 and credit card fees decreased approximately $300, both as a result of a decrease in the Company's sales for the year ended February 29, 2024.

General and administrative expenses decreased $4,410 during the year ended February 29, 2024, as compared to the prior year. Salary expense and related payroll taxes decreased approximately $1,600 for the year ended February 29, 2024 as a result of headcount reductions implemented by the Company during the second quarter of Fiscal 2024 and lower bonus accruals for the year ended February 29, 2024 as compared to the prior year, as well as due to Employee Retention Credits received during the year related to the COVID-19 pandemic shutdowns, which have offset the Company's payroll tax expense. Depreciation and amortization expense also decreased approximately $800 as a result of the prior year impairment of an intangible asset that has reduced the amortizable base of the Company's remaining amortizable assets, as well as due to certain assets of the Company that have become fully depreciated or amortized. Additionally, during the year ended February 29, 2024, the Company realized a gain of $700 on the sale of a tradename that was no longer in use. Legal and professional fees decreased approximately $500 for the year ended February 29, 2024 due primarily to a decrease in legal fees related to the Company's final arbitration with Seaguard, which was concluded and settled during the fiscal year, as well as due to the reduction in outside consulting services used by the Company as a result of cost-cutting measures and bringing certain work in-house during the current fiscal year. Insurance expense decreased approximately $500 for the year ended February 29, 2024 as a result of lower premiums for certain of the Company's policies. Additionally, taxes and licensing fees decreased approximately $400 primarily due to the streamlining and consolidation of certain licenses for redundant software and services in order to achieve savings. Finally, office expenses decreased approximately $300 during the year ended February 29, 2024 due to cost-cutting measures implemented by the Company in order to achieve savings. As an offset to these declines, the Company saw an increase in bad debt expense of approximately $400 for the year ended February 29, 2024 due to releases made in the prior year that did not repeat, and travel expense increased approximately $300 due to the continued lifting of travel restrictions world-wide that has allowed business travel to resume.

Engineering and technical support expenses decreased $2,072 for the year ended February 29, 2024, as compared to the prior year. Research and development expense decreased approximately $1,200 as a result of a reduction in the use of outside labor and the timing of the commencement and completion of projects, as well as due to customer reimbursements and cost cutting measures that have resulted in the delay of certain projects. Salary expense and related payroll taxes and benefits decreased approximately $1,100 for the year ended February 29, 2024 as a result of headcount reductions implemented by the Company during the second quarter of Fiscal 2024, as well as due to

Employee Retention Credits received during the year related to the COVID-19 pandemic shutdowns and R&D tax credits, which have offset the Company's payroll tax expense. This was offset by an increase in travel expense of approximately $200 due to an increase in international travel to vendors during the year ended February 29, 2024.

In connection with its annual impairment test performed as of the last day of the fourth quarter of Fiscal 2024, the Company determined that four of its trademarks in the Consumer Electronics segment were impaired. The impairments were the result of increased competition and reductions in projected profit margins and volumes from customers. As a result, impairment charges of $14,214 were recorded Intangible assets for the year ended February 28, 2024. For the year ended February 28, 2023, the Company determined that the goodwill of one of its reporting units, as well of one of its trademarks in the Automotive Electronics segment, was impaired. Both impairments were the result of reductions in projected volumes from OEM customers. As a result, impairment charges of $7,373 and $1,300 were recorded to Goodwill and Intangible assets, respectively, for the year ended February 28, 2023.

During the year ended February 29, 2024, restructuring costs were primarily comprised of severance expense related to Company-wide headcount reductions initiated during the second quarter of Fiscal 2024, as well as expenses related to the relocation of certain OEM production operations from Florida to Mexico. During the year ended February 28, 2023, restructuring expenses represented costs related to the relocation of certain OEM production operations from Florida to Mexico.

Fiscal 2023 compared to Fiscal 2022

The Company's operating expenses were relatively flat for Fiscal 2023 as compared to Fiscal 2022, increasing slightly by $22, primarily as a result of impairment charges incurred during the year ended February 28, 2023.

For the year ended February 28, 2023, selling expenses decreased $3,540. The Company experienced a decrease in commission expense of approximately $3,400 for the year ended February 28, 2023, as a result of a decrease in the Company's sales as compared to the year ended February 28, 2022. Salaries and related payroll taxes and benefits for sales employees also decreased approximately $800 due to headcount reductions and bonus reductions company-wide, as well as salary reductions in Europe, as the Company's German subsidiaries began a shortened work week during the third quarter of Fiscal 2023 as a cost cutting measure. Additionally, the Company experienced a decrease in credit card fees of approximately $500 for the year ended February 28, 2023, as a result of the decrease in Company sales, and web expenses decreased approximately $300 as a result of the decrease in online sales and traffic, which resulted in lower platform fees. Offsetting these decreases in selling expenses, the Company incurred higher trade show expenses of approximately $900 for the year ended February 28, 2023, as the Company returned to in person attendance at several trade shows throughout the year that it had attended either virtually or was absent from in the previous year due to the COVID-19 pandemic and related restrictions. Travel expenses for the year ended February 28, 2023 also increased approximately $500 due to the lifting of the Company’s COVID-19 related restrictions in Fiscal 2023, which has allowed salespeople to begin traveling to customer sites again, but has been offset by cost cutting measures implemented by the Company in the second half of the fiscal year.

General and administrative expenses decreased $2,317 during the year ended February 28, 2023, as compared to the prior year. The Company experienced a decrease in salary and related payroll and benefits expense of approximately $3,000 for the year ended February 28, 2023, due to a reduction in bonus accruals resulting from lower Company profitability as compared to the prior year period, as well as due to cost cutting measures. There was also a net decrease in legal and professional fees of approximately $500 for the year ended February 28, 2023, due to a decrease in certain fees incurred in the prior year related to the Company's distribution agreement with GalvanEyes LLC, offset by current year fees related to the Company's new Onkyo subsidiary established in September 2021. Additionally, there was a decrease in bad debt expense of approximately $400 as a result of greater reserve releases as compared to the prior year. As an offset to these decreases in general and administrative expense, depreciation and amortization expense increased approximately $700 for the year ended February 28, 2023, due to the amortization of intangible assets of the Company’s new Onkyo subsidiary, which was only present during the second half of Fiscal 2022. Additionally, the Company experienced an increase in insurance expense of approximately $600 for the year ended February 28, 2023, related to an overall increase in insurance policy premiums as compared to the prior year, as well as due to the addition of the Company's Onkyo subsidiary. Finally, occupancy expenses increased approximately $400 for the year ended February 28, 2023 due to expenses related to the Company's Onkyo subsidiary, as well as the return to normal operations following COVID-19 restrictions.

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

Restructuring expenses totaled $870 for the year ended February 28, 2023, representing the relocation of certain OEM production operations from Florida to Mexico, which began during the second quarter of Fiscal 2023, and consisted primarily of severance expense and moving costs.

Other (Expense)Income

	Fiscal	Fiscal	Fiscal
	2024	2023	2022
Interest and bank charges	$(6,935)	$(4,643)	$(2,532)
Equity in income of equity investee	4,916	6,969	7,890
Final arbitration award	763	(3,944)	(39,444)
Other, net	(2,080)	(2,055)	323
Total other (expense) income	$(3,336)	$(3,673)	$(33,763)

Fiscal 2024 compared to Fiscal 2023

Interest and bank charges represent interest expense and fees related to the Company's bank obligations, supply chain financing and factoring agreements, interest related to finance leases, and amortization of debt issuance costs. The increase in interest and bank charges for the year ended February 29, 2024 is primarily related to the Company's Wells Fargo Credit Facility, which had a higher outstanding balance during the year ended February 29, 2024, as compared to the prior year.

Equity in income of equity investee represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA"). The decrease in income for the year ended February 29, 2024, as compared to the year ended February 28, 2023 is due to a decrease in ASA's net income primarily related to a decline revenue as a result of current economic conditions.

During the year ended February 28, 2022, the Company recorded a charge of $39,444 related to an unfavorable interim arbitration settlement award relating to a breach of contract claim brought against the Company by Seaguard Electronics LLC for a contractual arrangement entered in 2007 for the purchase of products and back-end services. During the year ended February 28, 2023, the Company recorded additional charges totaling of $3,944, representing interest due on the award when paid, as well as a patent settlement and certain legal fees reimbursable to Seaguard.

During the year ended February 29, 2024, the Company recorded a net credit to Other (expense) income of $763, representing charges for interest due on the award when paid, offset by the reversal of previous charges accrued as a result of the final settlement, which was paid during the fourth quarter of Fiscal 2024.

Other, net includes net foreign currency gains or losses, interest income, rental income, and other miscellaneous income and expense. Other, net, for the year ended February 29, 2024 consists primarily of net foreign currency losses totaling $3,232 as compared to net foreign currency losses totaling $3,674 for the year ended February 28, 2023. These losses have been driven by declines in the Japanese Yen, which impacted the remeasurement of the Company's Onkyo subsidiary intercompany loans and interest payable, which are not of a long-term investment nature, as well as other intercompany transactions and the settlement of a contingent consideration balance during Fiscal 2024. The total foreign currency loss attributable to these measurements for the years ended February 29, 2024 and February 28, 2023 were $2,795 and $3,267, respectively.

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

Equity in income of equity investee represents the Company's share of income from its 50% non-controlling ownership interest in ASA Electronics LLC and Subsidiaries ("ASA"). The decrease in income for the year ended February 29, 2024, as compared to the year ended February 28, 2023 is due to a decrease in ASA's revenue, gross profit, and net income primarily resulting from supply shortages and an increase in supply chain and logistics costs impacting all industries.

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

Other, net includes net foreign currency gains or losses, interest income, rental income, and other miscellaneous income and expense. Other, net, for the year ended February 28, 2023 consists primarily of net foreign currency losses totaling $3,674 as compared to net foreign currency losses totaling $635 for the year ended February 28, 2022. These losses were driven by declines in the Japanese Yen, which impacted the remeasurement of the Company's Onkyo subsidiary intercompany loans and interest payable, which are not of a long-term investment nature. The total foreign currency loss attributable to these remeasurements for the year ended February 28, 2023 was $3,267.

Income Tax Provision

On October 8, 2021, the Organization for Economic Co-operation and Development (“OECD”) released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released Pillar Two model rules defining a 15% global minimum tax rate for large multinational corporations (the “Pillar Two Framework”). The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Pillar Two Framework expected by 2024. The Company is continuing to evaluate the Pillar Two Framework and its potential impact on future periods, including any legislation enacted in the jurisdictions in which the Company operates.

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

During Fiscal 2024, the Company recorded an income tax benefit of $1,785 related to federal, state, and foreign taxes. The Company's effective tax rate of 3.8% differs from the statutory rate of 21% primarily related to (i) changes in the valuation allowance; (ii) permanent differences, including the non-controlling interest; (iii) research and development credits; (iv) state and local taxes, and (v) the expiration of capital loss carryforwards. As of February 29, 2024, the Company continued to maintain a valuation allowance against certain U.S. and foreign deferred tax assets as the Company could not conclude that such assets will be realized on a more-likely-than-not basis. Any reduction in the valuation allowance could have a favorable impact on our income tax provision and net income in the period in which such determination is made.

During Fiscal 2023, the Company recorded an income tax benefit of $39 related to federal, state, and foreign taxes. The Company's effective tax rate of 0.1% differs from the statutory rate of 21% primarily related to (i) changes in the valuation allowance; (ii) permanent differences, including the non-controlling interest; (iii) research and development credits; and (iv) state and local taxes.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not financial measures recognized by GAAP. EBITDA represents net loss, computed in accordance with GAAP, before interest expense and bank charges, taxes, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for stock-based compensation expense, foreign currency losses and gains, gains on the sale of certain assets, acquisition costs, certain non-recurring legal and professional fees, settlements and awards, non-recurring severance expense, restructuring expenses, and impairment charges. Depreciation, amortization, stock-based compensation, foreign currency losses (gains), and impairment charges are non-cash items.

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

Reconciliation of GAAP Net Loss Attributable to VOXX International Corporation to EBITDA and Adjusted EBITDA

	Fiscal	Fiscal	Fiscal
	2024	2023	2022
Net loss attributable to VOXX International Corporation	$(40,850)	$(27,451)	$(22,333)
Adjustments:
Interest expense and bank charges (1)	6,118	3,847	1,825
Depreciation and amortization (1)	11,855	12,451	12,053
Income tax (benefit) expense (1)	(1,785)	(21)	1,626
EBITDA	(24,662)	(11,174)	(6,829)
Adjustments:
Stock-based compensation	798	609	907
Foreign currency losses (1)	3,133	3,615	635
Acquisition costs	—	(36)	3,552
Non-routine legal fees	1,584	2,452	1,912
Final arbitration award	(763)	3,944	39,444
Severance expense (2)	863	864	-
Gain on sale of tradenames	(700)	(97)	-
Professional fees related to distribution agreement with GalvanEyes LLC	-	-	325
Restructuring expenses	2,136	870	-
Goodwill impairment charge	—	7,373	-
Intangible asset impairment charges	14,214	1,300	-
Adjusted EBITDA	$(3,397)	$9,720	$39,946

(1)
For purposes of calculating Adjusted EBITDA for the Company, interest expense and bank charges, depreciation and amortization, income tax expense (benefit), and foreign currency losses added back to Net loss attributable to VOXX International Corporation have been adjusted in order to exclude the minority interest portion of these expenses attributable to EyeLock LLC and Onkyo, as applicable.
(2)
Includes severance expenses for employee terminations resulting from non-recurring events, such as the departure of Section 16(b) officers and certain other executive officers of the Company.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of February 29, 2024, we had working capital of $138,885 which includes cash and cash equivalents of $10,986 compared with working capital of $131,634 at February 28, 2023, which included cash and cash equivalents of $6,134. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations, when applicable, and the income on our investments to fund the current operations of the business. However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions, or to further pay down our debt. The following table summarizes our cash flow activity for all periods presented:

	Year Ended	Year Ended	Year Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Cash (used in) provided by:
Operating activities	$(20,523)	$(38,208)	$(2,960)
Investing activities	(1,998)	(3,556)	(34,308)
Financing activities	24,700	16,409	5,285
Effect of exchange rate changes on cash	2,673	3,701	367
Net increase (decrease) in cash and cash equivalents	$4,852	$(21,654)	$(31,616)

Net cash used in/provided by operating activities:

Operating activities used cash of $20,523 for Fiscal 2024, due to the payment of the final arbitration award, the settlement of the contingent consideration obligation related to Onkyo, and decreases in accrued expenses and other liabilities and accrued sales incentives, as well as due to decreases in Company sales and losses incurred by EyeLock LLC. This was offset primarily by decreases in inventory and accounts receivable.

During Fiscal 2023, operating activities used cash of $38,208 due to the decreases in accounts payable, accrued expenses and other liabilities, and accrued sales incentives, as well as due to sales decreases and losses incurred by EyeLock LLC. This was offset primarily by the decrease in accounts receivable.

During Fiscal 2022, operating activities used cash of $2,960 due to the increase in inventory, as well as due to losses incurred by EyeLock LLC. This was offset primarily by the increase in accounts payable, accrued expenses and current liabilities (resulting from the interim arbitration award), and accrued sales incentives, as well as sales increases.

Net cash used in/provided by investing activities:

Investing activities used cash of $1,998 during Fiscal 2024, primarily due to capital additions made by the Company. This was offset by proceeds received for the sale of an intangible asset.

Investing activities used cash of $3,556 during Fiscal 2023, primarily due to capital additions made by the Company.

Investing activities used cash of $34,308 during Fiscal 2022, primarily due to the acquisition of certain assets of the home audio/video business of Onkyo Home Entertainment Corporation, as well as capital expenditures.

Net cash used in/provided by financing activities:

Financing activities provided cash of $24,700 during Fiscal 2024 due to borrowings from the Company's Credit Facility. This was offset by repayments of borrowings from the Credit Facility, the purchase of treasury shares, and repayments of finance leases and the Florida mortgage.

During Fiscal 2023, financing activities provided cash of $16,409, due to borrowings from the Credit Facility. This was offset by repayments of borrowings from the Company's Credit Facility and Euro asset-based loan in Germany, the settlement of market stock unit awards and restricted stock units awards in cash, the purchase of treasury shares, and the payment of withholding taxes on the net issuance of a stock award, as well as repayments of finance leases and the Florida mortgage.

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

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $165,000. The Credit Facility also includes a $50,000 sublimit for letters of credit and a $15,000 sublimit for Swing Loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory, certain real estate, and certain intellectual property, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 7(b)). The availability under the revolving credit line of the Credit Facility was $55,346 as of February 29, 2024.

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

Provided that the Company is in a Compliance Period (the period commencing on that day in which Excess Availability is less than 15% of the Maximum Revolver Amount and ending on a day in which Excess Availability is equal to or greater than 15% for any consecutive 30-day period thereafter), the Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any Change of Control; (ix) make any Restricted Junior Payment; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an Affiliate of any Borrower or any of their Subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of February 29, 2024, the Company was not in a Compliance Period.

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

As noted elsewhere in this report, we expect that certain macroeconomic factors, including recessions; interest rates; fuel prices; inflation; foreign currency fluctuations; international tariffs; social, political, and economic risks; international health emergencies, epidemics, or pandemics; and acts of war or terrorism, may have an adverse effect on our business. We have proactively taken steps to increase available cash including, but not limited to, utilizing existing supply chain financing agreements and amending our Credit Facility in February 2023 and April 2021 in order to both extend the maturity date of the facility and increase our borrowing capacity.

Material Cash Requirements

The following table summarizes our future material cash requirements from contractual or other obligations at February 29, 2024:

	Amount of Commitment Expiration per Period
		Less than	1-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Finance lease obligations (1)	$993	$349	$470	$174	$—
Operating lease obligations (1)	2,666	782	921	446	517
Total contractual cash obligations	$3,659	$1,131	$1,391	$620	$517

Other Commitments
Bank obligations (2)	$63,843	$—	$63,843	$—	$—
Stand-by letters of credit (3)	37	37	—	—	—
Other (4)	9,428	500	5,115	—	3,813
Unconditional purchase obligations (5)	62,458	62,458	—	—	—
Total other commitments	$135,766	$62,995	$68,958	$—	$3,813
Total Commitments	$139,425	$64,126	$70,349	$620	$4,330

(1)
Represents total principal payments due under finance and operating lease obligations. Total current balances (included in other current liabilities) due under finance and operating leases are $349 and $782, respectively, at February 29, 2024. Total long-term balances due under finance and operating leases are $644 and $1,884, respectively at February 29, 2024.
(2)
Represents amounts outstanding under the Company’s domestic Credit Facility and the VOXX Germany asset-based lending facilities at February 29, 2024.
(3)
We issue standby letters of credit to secure certain purchases and insurance requirements. These letters of credit are issued during the ordinary course of business through major domestic banks as requested by certain suppliers.
(4)
This amount represents the outstanding balance of the mortgage for our executive offices and manufacturing facility in Florida and the shareholder loan payable to Sharp at February 29, 2024.
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

Impact of Inflation and Currency Fluctuation

While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced significant levels of inflation during the years ended February 29, 2024, February 28, 2023, and February 28, 2022, resulting in part from various supply chain disruptions, the global chip shortage, increased shipping and transportation costs, increased product costs, increased labor costs in the supply chain, and other disruptions caused by the COVID‐19 pandemic and the uncertain economic environment. The Company has been actively working to mitigate these factors through a combination of sales price adjustments, cost controls, more efficient logistics practices, and other sourcing strategies, as such issues are expected to continue into Fiscal 2025. Inflation may also affect the borrowing needs of consumers and of the Company's customers, thereby impacting the growth rate of the Company's assets, and may affect the general level of interest rates, which can have a direct bearing on the Company. Severe increases in inflation could affect the global and U.S. economies and could have an adverse impact on our business, financial condition, and results of operations. Discussion of the impact of foreign currency fluctuations is included in Item 7A.

In accordance with the guidelines in ASC 830, Venezuela is designated as a hyper-inflationary economy. A hyper-inflationary economy designation occurs when a country has experienced cumulative inflation of approximately 100 percent or more over a 3-year period. The hyper-inflationary designation requires our local subsidiary in Venezuela to record all transactions as if they were denominated in U.S. dollars. Net currency exchange gains (losses) were not material for the years ended February 29, 2024, February 28, 2023, and February 28, 2022. All currency exchange gains and losses are included in Other (Expense) Income on the Consolidated Statements of Operations and Comprehensive Loss. The Company also has certain U. S. dollar denominated assets and liabilities in its Venezuelan subsidiary, including our U.S. dollar denominated intercompany debt, which has been subject to currency fluctuations associated with the devaluation of the Sovereign Bolivar, as well as certain long-lived assets, which are held for investment purposes. The long-lived assets had no value as of February 29, 2024.

Seasonality

We typically experience seasonality in our operations. Our consumer electronics business is significantly impacted by the holiday season, as we generally sell a substantial amount of our products during September, October, and November due to increased promotional and advertising activities during the holiday season.

Related Party Transactions

On April 29, 2021, EyeLock LLC entered into a three-year exclusive distribution agreement (“the Agreement”) with GalvanEyes Partners LLC ("GalvanEyes"), a Florida LLC, managed by Beat Kahli, a significant shareholder of Voxx. The Agreement was included in the Company’s Proxy Statement filed on June 17, 2021 and was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on July 29, 2021. See Note 3 of the Notes to the Consolidated Financial Statement of this Annual Report on Form 10-K.

On March 1, 2024, EyeLock LLC entered into a joint venture agreement with GalvanEyes to form the entity BioCenturion LLC. The joint venture will operate its biometrics business. Each of the members has agreed to contribute selected assets and liabilities to the joint venture, with GalvanEyes controlling the day-to-day operations of the joint venture. All working capital needs and the funding of the joint venture shall be borne by GalvanEyes for the first two years. Beat Kahli will serve as Chairman of the Board and Chief Executive Officer of BioCenturion LLC. In conjunction with the formation of the joint venture, the distribution agreement between EyeLock LLC and GalvanEyes was terminated, and a promissory note was signed by GalvanEyes for the repayment of the remaining quarterly installments due at February 29, 2024. The balance, with an interest rate of 8%, will be paid in eight quarterly installments beginning May 31, 2024 through February 28, 2026.

From March 1, 2023 through February 29, 2024, Beat Kahli served as President of VOXX International Corporation. On March 1, 2024, he resigned as President, but continues to serve as Co-Vice Chairman of the Board of VOXX International Corporation.

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

Marketable Securities

Marketable securities at February 29, 2024, which are related to the Company's deferred compensation plan, are recorded at fair value of $828 and have exposure to price fluctuations. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $83 as of February 29, 2024. Actual results may differ.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investments of available cash balances in money market funds and investment grade corporate and U.S. government securities. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed. We have variable rate indebtedness related to our Credit Facility and Euro asset-based lending facility in Germany. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates to the extent that we have balances outstanding under these variable rate loans. At February 29, 2024, the balance outstanding on the Credit Facility was $63,843 and there was no balance outstanding related to the German asset-based lending facility (see Note 7). In connection with our Florida Mortgage, we have debt outstanding in the amount of $5,615 at February 29, 2024. Interest on the Florida Mortgage is charged at 79% of the applicable SOFR rate plus 1.87%. We have an interest rate swap for the Florida Mortgage with a notional amount of $5,615 at February 29, 2024, which locks the interest rate at 3.43% (inclusive of credit spread) through the mortgage end date of March 2026.

Foreign Exchange Risk

Voxx conducts business in various non-U.S. countries including Germany, Canada, China, Hong Kong, Mexico, Denmark, the Netherlands, France, Australia, and Japan and thus is exposed to market risk for changes in foreign currency exchange rates. As a result, we have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the U.S., which can adversely impact our net income and cash flows. A hypothetical 10% adverse change in the foreign currency rates for our international operations would have resulted in a negative impact on sales and net loss of approximately $10,600 and $2, respectively, for the year ended February 29, 2024.

While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade, and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations, and U. S. dollar denominated purchases in its foreign subsidiaries. One of the Company's Euro subsidiaries enters forward contracts to hedge certain U.S. dollar transactions. The Company minimizes the risk of nonperformance on the forward contracts by transacting with major financial institutions. On February 29, 2024, the Company had outstanding forward foreign currency contracts designated for hedge accounting. During the year-ended February 29, 2024, the Company entered foreign currency options that were not designated for hedge accounting and are no longer outstanding at February 29, 2024 (see Note 1(e) of the Notes to Consolidated Financial Statements). As of February 29, 2024, unrealized gains of $121 were recorded in other comprehensive income associated with these contracts. The Company did not enter into any new contracts in Fiscal 2023 and there were no foreign currency hedge contracts outstanding at February 28, 2023.

We are also subject to risk from changes in foreign currency exchange rates from the translation of financial statements of our foreign subsidiaries and for long-term intercompany loans with foreign subsidiaries. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive (loss) income. At February 29, 2024, we had translation exposure to various foreign currencies with the most significant being the Euro, Japanese Yen, Canadian Dollar, and Mexican Peso. A hypothetical 10% adverse change in the foreign currency exchange rates would result in a negative impact of $21 on Other comprehensive (loss) income for the year ended February 29, 2024.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of February 29, 2024, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were deemed to be effective and adequately designed.

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

Under the supervision, and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the Company’s internal control over financial reporting as of February 29, 2024 based on the framework set forth by the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 COSO Framework"). Based on that evaluation, management concluded that the Company's internal control over financial reporting was effective as of February 29, 2024, based on the criteria established in the 2013 COSO Framework.

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

The effectiveness of the Company’s internal control over financial reporting as of February 29, 2024 has been audited by Grant Thornton LLP, an independent registered public accounting firm who also audited the Company’s Consolidated Financial Statements. Grant Thornton LLP’s report on the effectiveness of the Company’s internal control over financial reporting is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

VOXX International Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of VOXX International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of February 29, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 29, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 29, 2024, and our report dated May 14, 2024 expressed an unqualified opinion on those financial statements.

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

May 14, 2024

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the most recently completed fiscal fourth quarter ended February 29, 2024 covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B - Other Information

Not Applicable

Item 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence) and Item 14 (Principal Accountant Fees and Services) of Form 10-K, will be included in our Proxy Statement for the Annual Meeting of Stockholders, which will be filed on or before June 10, 2024, and such information is incorporated herein by reference.

PART IV

Item 15-Exhibits and Financial Statement Schedules

(1 and 2) Financial Statements and Financial Statement Schedules. See Index to Consolidated Financial Statements attached hereto.

(3)
Exhibits. A list of exhibits is included subsequent to Schedule II on page S-1.

VOXX INTERNATIONAL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

VOXX International Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of VOXX International Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of February 29, 2024 and February 28, 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended February 29, 2024, and the related notes and financial statement schedule included under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2024 and February 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 29, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 29, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 14, 2024 expressed an unqualified opinion.

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

Goodwill Impairment Assessment – Klipsch and Onkyo Reporting Units

As described further in Note 1 to the financial statements, goodwill is tested annually for impairment on the last day of the Company’s fiscal year, and at any time upon the occurrence of certain events or changes in circumstances. We identified the impairment assessment of the Klipsch and Onkyo reporting units as a critical audit matter.

The principal consideration for our determination that the impairment assessment of the Klipsch and Onkyo reporting units is a critical audit matter is that the determination of the reporting units’ fair value requires management to develop and use inputs and assumptions that are subjective and involve significant judgment. Such inputs and assumptions include projections of the reporting units’ future cash flows, and discount rates applied on those future cash flows.

Changes in these inputs and assumptions could materially affect the reporting units’ fair value, which may result in an impairment charge. Evaluating the reasonableness of these inputs and assumptions require significant auditor judgment.

Our audit procedures related to the impairment assessment of the Klipsch and Onkyo reporting units included the following, among others:

•
We tested the design and operating effectiveness of management’s controls around the impairment assessment, including management’s review of the inputs and assumptions used.
•
We evaluated the reasonableness of the inputs and assumptions used in the projection of the reporting units’ future cash flows, such as revenue growth rates, operating margins, and terminal values by comparing them to historical results, and industry and economic trends.
•
With the assistance of valuation professionals with specialized skills and knowledge, we assessed the reasonableness of the discount rates and valuation approaches used in the impairment assessment.

/s/ GRANT THORNTON LLP

We have served as the Company's auditor since 2003.

Melville, New York

May 14, 2024

VOXX International Corporation and Subsidiaries

Consolidated Balance Sheets

February 29, 2024 and February 28, 2023

(In thousands, except share and per share data)

	February 29, 2024	February 28, 2023
Assets
Current assets:
Cash and cash equivalents	$10,986	$6,134
Accounts receivable, net	71,066	82,753
Inventory, net	128,471	175,129
Receivables from vendors	1,192	112
Due from GalvanEyes LLC, current (Note 3)	1,238	—
Prepaid expenses and other current assets	20,820	19,817
Income tax receivable	2,095	1,076
Total current assets	235,868	285,021
Investment securities	828	1,053
Equity investments	21,380	22,018
Property, plant and equipment, net	45,070	47,044
Operating lease, right of use assets	2,577	3,632
Goodwill	63,931	65,308
Intangible assets, net	68,766	90,437
Due from GalvanEyes LLC, less current portion (Note 3)	1,340	—
Deferred income tax assets	1,452	1,218
Other assets	2,794	3,720
Total assets	$444,006	$519,451
Liabilities, Redeemable Equity, Redeemable Non-Controlling Interest, and Stockholders' Equity
Current liabilities:
Accounts payable	$35,076	$35,099
Accrued expenses and other current liabilities	38,238	41,856
Income taxes payable	1,123	2,276
Accrued sales incentives	18,236	21,778
Contingent consideration, current (Note 2)	—	4,500
Final arbitration award payable (Note 15)	—	43,388
Contract liabilities, current	3,810	3,990
Current portion of long-term debt	500	500
Total current liabilities	96,983	153,387
Long-term debt, net of debt issuance costs	71,881	37,513
Finance lease liabilities, less current portion	644	63
Operating lease liabilities, less current portion	1,884	2,509
Deferred compensation	828	1,053
Deferred income tax liabilities	2,690	4,855
Other tax liabilities	809	966
Prepaid ownership interest in EyeLock LLC due to GalvanEyes LLC (Note 3)	9,817	7,317
Other long-term liabilities	2,170	2,947
Total liabilities	187,706	210,610
Commitments and contingencies (Note 15)
Redeemable equity: Class A, $.01 par value; 577,581 shares at both February 29, 2024 and February 28, 2023 (Note 1(u))	4,110	4,018
Redeemable non-controlling interest (Note 2)	(3,203)	(893)
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (Note 9)	—	—
Common stock:
Class A, $.01 par value; 60,000,000 shares authorized, 23,985,603 and 23,960,603 shares issued and 19,698,562 and 20,589,946 shares outstanding at February 29, 2024 and February 28, 2023, respectively	240	240
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding	22	22
Paid-in capital	293,272	292,565
Retained earnings	58,272	99,122
Accumulated other comprehensive loss	(17,366)	(18,680)
Less: Treasury stock, at cost, 4,287,041 and 3,370,657 shares of Class A Common Stock at February 29, 2024 and February 28, 2023, respectively	(39,573)	(30,285)
Total VOXX International Corporation stockholders' equity	294,867	342,984
Non-controlling interest	(39,474)	(37,268)
Total stockholders' equity	255,393	305,716
Total liabilities, redeemable equity, redeemable non-controlling interest, and stockholders' equity	$444,006	$519,451

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

Years Ended February 29, 2024, February 28, 2023, and February 28, 2022

(In thousands, except share and per share data)

	Year Ended	Year Ended	Year Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Net sales	$468,911	$534,014	$635,920
Cost of sales	354,892	399,715	466,442
Gross profit	114,019	134,299	169,478

Operating expenses:
Selling	43,090	46,967	50,507
General and administrative	69,228	73,638	75,955
Engineering and technical support	29,392	31,464	31,540
Acquisition costs	—	(36)	3,552
Goodwill impairment charge (Note 1(k))	—	7,373	-
Intangible asset impairment charges (Note 1(k))	14,214	1,300	-
Restructuring expenses (Note 6)	2,136	870	-
Total operating expenses	158,060	161,576	161,554
Operating (loss) income	(44,041)	(27,277)	7,924
Other (expense) income:
Interest and bank charges	(6,935)	(4,643)	(2,532)
Equity in income of equity investee	4,916	6,969	7,890
Final arbitration award (Note 15)	763	(3,944)	(39,444)
Other, net	(2,080)	(2,055)	323
Total other expense, net	(3,336)	(3,673)	(33,763)

Loss before income taxes	(47,377)	(30,950)	(25,839)
Income tax (benefit) expense	(1,785)	(39)	1,626
Net loss	$(45,592)	$(30,911)	$(27,465)
Less: net loss attributable to non-controlling interest	(4,742)	(3,460)	(5,132)
Net loss attributable to VOXX International Corporation	$(40,850)	$(27,451)	$(22,333)

Other comprehensive income (loss):
Foreign currency translation adjustments	1,375	(1,876)	(3,317)
Derivatives designated for hedging, net of tax	16	309	633
Pension plan adjustments, net of tax	(77)	390	158
Other comprehensive income (loss), net of tax	1,314	(1,177)	(2,526)
Comprehensive loss attributable to VOXX International Corporation	$(39,536)	$(28,628)	$(24,859)

Net loss per common share attributable to VOXX International Corporation - basic	$(1.74)	$(1.13)	$(0.92)

Net loss per common share attributable to VOXX International Corporation - diluted	$(1.74)	$(1.13)	$(0.92)

Weighted-average common shares outstanding (basic)	23,428,473	24,325,938	24,287,179
Weighted-average common shares outstanding (diluted)	23,428,473	24,325,938	24,287,179

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries

Consolidated Statements of Stockholders' Equity

Years Ended February 29, 2024, February 28, 2023, and February 28, 2022

(In thousands, except share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interests	Treasury Stock	Total Stock- holders' Equity
Balances at February 28, 2021	$264	$297,145	$148,906	$(14,977)	$(31,351)	$(23,918)	$376,069
Net loss (1)	—	—	(22,333)	—	(3,649)	—	(25,982)
Other comprehensive loss, net of tax	—	—	—	(2,526)	—	—	(2,526)
Settlement of 60,693 shares of Class A Common Stock upon vesting of stock awards, net of withholding taxes	—	(856)	—	—	—	—	(856)
Repurchase of 113,000 shares of Class A Common Stock	—	—	—	—	—	(1,220)	(1,220)
Stock-based compensation expense	(1)	618	—	—	—	—	617
Balances at February 28, 2022	263	296,907	126,573	(17,503)	(35,000)	(25,138)	346,102
Net loss (1)	—	—	(27,451)	—	(2,268)	—	(29,719)
Other comprehensive loss, net of tax	—	—	—	(1,177)	—	—	(1,177)
Cash settlement of market stock units upon vesting of 80% of award	—	(4,000)	—	—	—	—	(4,000)
Settlement of 61,337 shares of Class A Common Stock upon vesting of stock awards, net of withholding taxes	1	(404)	—	—	—	—	(403)
Repurchase of 508,439 shares of Class A Common Stock	—	—	—	—	—	(5,147)	(5,147)
Reclassification of stockholders' equity to redeemable equity	—	63	—	—	—	—	63
Settlement of SERP restricted stock units	—	(81)	—	—	—	—	(81)
Stock-based compensation expense	(2)	80	—	—	—	—	78
Balances at February 28, 2023	262	292,565	99,122	(18,680)	(37,268)	(30,285)	305,716
Net loss (1)	—	—	(40,850)	—	(2,206)	—	(43,056)
Other comprehensive loss, net of tax	—	—	—	1,314	—	—	1,314
Repurchase of 916,384 shares of Class A Common Stock	—	—	—	—	—	(9,288)	(9,288)
Stock-based compensation expense	—	707	—	—	—	—	707
Balances at February 29, 2024	$262	$293,272	$58,272	$(17,366)	$(39,474)	$(39,573)	$255,393
(1) Net loss excludes net loss attributable to redeemable non-controlling interest of $(1,483), $(1,191), and $(2,535) for the years ended February 29, 2024, February 28, 2023, and February 28, 2022, respectively (see Note 2).

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended February 29, 2024, February 28, 2023, and February 28, 2022

(Amounts in thousands)

	Year Ended	Year Ended	Year Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Cash flows from operating activities:
Net loss	$(45,592)	$(30,911)	$(27,465)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,444	13,130	12,398
Amortization of deferred financing costs	404	262	272
Impairment charges	14,214	8,673	-
Bad debt expense (recovery)	146	(86)	222
Reduction in the carrying amount of the right of use asset	1,377	1,508	1,383
(Gain) loss on forward contracts	-	(61)	209
Equity in income of equity investee	(4,916)	(6,969)	(7,890)
Distribution of income from equity investees	5,554	6,300	9,809
Deferred income tax benefit, net	(2,445)	(1,793)	(1,339)
(Gain) loss on disposal of property, plant and equipment	(13)	11	1
Non-cash compensation adjustment	(224)	(178)	(546)
Non-cash stock-based compensation expense	798	609	907
Gain on sale of intangible asset	(700)	-	-
Changes in operating assets and liabilities (net of assets and liabilities) acquired):
Accounts receivable	11,765	21,482	(1,244)
Inventory	47,184	(1,928)	(45,115)
Receivables from vendors	(1,080)	248	(89)
Prepaid expenses and other	(2,721)	1,322	(1,610)
Investment securities-equity	224	178	546
Accounts payable, accrued expenses, accrued sales incentives and other current liabilities	(54,587)	(49,246)	55,719
Income taxes receivable/payable	(2,355)	(759)	872
Net cash used in operating activities	(20,523)	(38,208)	(2,960)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,731)	(3,557)	(3,902)
Proceeds from sale of property, plant and equipment	33	1	-
Proceeds from sale of intangible asset	700	-	-
Purchase of acquired businesses (Note 2)	-	-	(30,406)
Net cash used in investing activities	(1,998)	(3,556)	(34,308)
Cash flows from financing activities:
Borrowings from bank obligations	195,105	202,983	3,687
Repayments on bank obligations	(160,761)	(176,257)	(2,197)
Principal payments on finance lease obligations	(354)	(287)	(407)
Deferred financing costs	(112)	(398)	(667)
Settlement of market stock unit awards	-	(4,000)	-
Withholding taxes paid on net issuance of stock award	-	(404)	(857)
Settlement payment of restricted stock units	-	(81)	-
Proceeds of the issuance of subsidiary shares to non-controlling interest	-	-	2,069
Proceeds of the issuance of long-term debt to non-controlling interest	-	-	4,877
Purchase of treasury stock	(9,178)	(5,147)	(1,220)
Net cash provided by financing activities	24,700	16,409	5,285
Effect of exchange rate changes on cash	2,673	3,701	367
Net increase (decrease) in cash and cash equivalents	4,852	(21,654)	(31,616)
Cash and cash equivalents at beginning of year	6,134	27,788	59,404
Cash and cash equivalents at end of year	$10,986	$6,134	$27,788
Supplemental Cash Flow Information:
Non-cash investing and financing activities:
Adjustments to goodwill due to measurement period adjustments, net	$-	$1,051	$(1,353)
Gross issuance of shares	-	1	1
Contingent purchase price consideration in connection with business acquisition	-	-	6,778
Recording of redeemable equity	92	(63)	290
Recording of excise tax attributable to treasury stock purchases	110	-	-
Reclassification of stockholders' equity to redeemable equity	-	531	-
Right of use assets obtained in exchange for operating lease obligations	516	1,016	1,238
Property, plant, and equipment obtained in exchange for finance lease obligations	1,081	251	-
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,290	$1,401	$1,383
Operating cash flows from finance leases	53	4	11
Financing cash flows from finance leases	354	287	407
Cash paid during the period for:
Interest, excluding bank charges	$5,063	$2,813	$760
Income taxes (net of refunds)	2,985	2,603	1,983

See accompanying notes to consolidated financial statements.

VOXX International Corporation and Subsidiaries

Notes to Consolidated Financial Statements

February 29, 2024

(Amounts in thousands, except share and per share data)

1)
Description of Business and Summary of Significant Accounting Policies
a)
Description of Business

VOXX International Corporation ("Voxx," "We," "Our," "Us," or the "Company") is a leading international manufacturer and distributor in the Automotive Electronics, Consumer Electronics, and Biometrics industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image, and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through nineteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., Audiovox Canada Limited, Voxx Hong Kong Ltd., Voxx Consumer Electronics Hong Kong, Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Premium Audio Company LLC ("PAC," which includes Klipsch Group, Inc., 11 Trading Company LLC, Premium Audio Company EMEA B.V., Premium Audio Company France S.A.R.L., Premium Audio Company Germany GmbH, and Premium Audio Company Pty Lt.), Omega Research and Development Technology LLC ("Omega"), Voxx Automotive Corp., Audiovox Websales LLC, VSM-Rostra LLC (“VSM”), VOXX DEI LLC, and VOXX DEI Canada Ltd. (collectively, with VOXX DEI LLC, “DEI”), as well as majority owned subsidiaries, EyeLock LLC ("EyeLock") and Onkyo Technology KK n/k/a Premium Audio Company Technology Center K.K. (“Onkyo”). We market our products under the Audiovox® brand name and other brand names and licensed brands, such as 808®, Acoustic Research®, Advent®, Avital®, CarLink®, Clifford®, Code-Alarm®, Crimestopper™, Directed®, Discwasher®, Energy®, Heco®, Integra®, Invision®, Jamo®, Jensen®, Klipsch®, Mac Audio®, Magnat®, myris®, Oehlbach®, Omega®, Onkyo®, Pioneer®, Prestige®, Project Nursery®, Python®, RCA®, Rosen®, Rostra®, Schwaiger®, Smart Start®, Terk®, Vehicle Safety Manufacturing®, and Viper®, as well as private labels through a large domestic and international distribution network. We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products.

The Company's fiscal year ends on the last day of February.

b)
Principles of Consolidation, Reclassifications and Accounting Principles

The consolidated financial statements and accompanying notes include the financial statements of VOXX International Corporation and its wholly and majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the prior years have been reclassified to conform to the current year presentation.

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

We classify securities with redemption features that are not solely within our control, such as our non-controlling interest that is subject to a put/call option, outside of permanent equity, specifically the non-controlling shareholder interest in Onkyo. This redeemable non-controlling interest, subject to put/call option, is recorded at the greater of the non-controlling interest balance determined pursuant to ASC 810-10, “Consolidation,” or the redemption value (which is based upon the greater of a specified formula) when a redemption value exists. In periods where the specific formula results in a negative amount, and thus no redemption value, no redemption adjustment is recorded. Changes in the non-controlling interest due to changes in the redemption amount are immediately recorded as equity transactions and our earnings per share calculation would be adjusted accordingly to treat any redemption adjustment similar to a dividend.

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary are accounted for using the equity method. The Company's share of its equity method investee's earnings or losses is included in Other (expense) income in the accompanying Consolidated Statements of Operations and Comprehensive Loss. The Company eliminates its pro rata share of gross profit on sales to its equity method investee for inventory on hand at the investee at the end of the year. Investments in which the Company does not exercise significant influence over the investee, and which do not have readily determinable fair values, are accounted for under the cost method.

Revision of Previously Issued Financial Statements

During its second quarter ended August 31, 2023, the Company discovered an error in its financial statements related to third-party royalty expense that was incorrectly recorded on a wholly owned subsidiary in the quarter ended February 28, 2023. These royalty expenses should have been recorded to its OTKK subsidiary, and as a result, it was determined that the net loss attributable to the noncontrolling interest related to OTKK was understated in the Company’s Consolidated Statement of Operations and Comprehensive Loss for the year ended February 28, 2023. Prior to the fourth quarter of Fiscal 2023, the third-party royalty expense was recorded properly on the OTKK subsidiary. Based on a quantitative and qualitative analysis, the Company concluded that the adjustment was not material to any prior annual or interim periods.

We have corrected the relevant prior period of our consolidated financial statements and related footnotes for this immaterial error for comparative purposes and will also correct previously reported financial information for such immaterial error in future filings, as applicable. A summary of the corrections are as follows:

	As of February 28, 2023
	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheets
Redeemable non-controlling interest	$232	$(1,125)	$(893)
Retained earnings	97,997	1,125	99,122
Total VOXX International Corporation stockholders' equity	341,859	1,125	342,984
Total stockholders' equity	304,591	1,125	305,716

	For the year ended February 28, 2023
	As Previously Reported	Adjustment	As Revised
Consolidated Statements of Comprehensive Loss
Less: net income (loss) attributable to non-controlling interest	$(2,335)	$(1,125)	$(3,460)
Net income (loss) attributable to VOXX International Corporation and Subsidiaries	(28,576)	1,125	(27,451)
Comprehensive income (loss) attributable to VOXX International Corporation and Subsidiaries	(29,753)	1,125	(28,628)
Net income (loss) per share attributable to VOXX International Corporation
Basic	$(1.17)	$0.05	$(1.13)
Diluted	$(1.17)	$0.05	$(1.13)
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

d)
Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits with banks and highly liquid money market funds with original maturities of three months or less when purchased. Cash and cash equivalents amounted to $10,986 and $6,134 at February 29, 2024, and February 28, 2023, respectively. The Company places its cash and cash equivalents in institutions and funds of high credit quality. As many of our balances are in excess of government insurance, we perform periodic evaluations of these institutions and funds. Cash amounts held in foreign bank accounts amounted to $716 and $129 at February 29, 2024, and February 28, 2023, respectively, none of which would be subject to United States federal income taxes if made available for use in the United States. The Tax Cuts and Jobs Act provides a 100% participation exemption on dividends received from foreign corporations after January 1, 2018, as the United States has moved away from a worldwide tax system and closer to a territorial system for earnings of foreign corporations.

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

Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents assets and liabilities measured at fair value on a recurring basis at February 29, 2024:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$10,986	$10,986	$—	$—
Mutual funds	828	828	-	-
Derivatives designated for hedging	263	-	263	-

The following table presents assets and liabilities measured at fair value on a recurring basis at February 28, 2023:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$6,134	$6,134	$—	$—
Mutual funds	1,053	1,053	-	-
Derivatives designated for hedging	207	-	207	-

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

Non-financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain long-lived non-financial assets and liabilities may be required to be measured at fair value on a nonrecurring basis in certain circumstances, including when there is evidence of impairment. These non-financial assets and liabilities may include assets acquired in a business combination or property and equipment that are determined to be impaired. As of February 29, 2024, and February 28, 2023, certain non-financial assets were measured at fair value subsequent to their initial recognition. See Note 1(k) for the discussion of the impairment of certain intangible assets.

Derivative Instruments

The Company's derivative instruments consist of an interest rate swap agreement and foreign currency contracts at February 29, 2024.

The Company’s interest rate swap agreement hedges interest rate exposure related to the forecasted outstanding balance of its Florida Industrial Revenue Bonds ("the Florida Mortgage") with monthly payments due through March 2026. On May 3, 2023, VOXX HQ LLC entered into an Amended and Restated Confirmation of Swap Transaction with Wells Fargo Bank N.A. related to this interest rate swap. The swap contract was amended to reference the SOFR Rate in conjunction with an amendment to the Florida Mortgage which provided for a replacement benchmark from LIBOR to SOFR (see Note 7). The swap agreement locks the interest rate on the debt at 3.43% (inclusive of credit spread) through the maturity date of the mortgage. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of our interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments. The interest rate swap is classified in the balance sheet as either an asset or a liability based on the fair value of the instrument at the end of the period.

Foreign currency contracts are utilized by our German subsidiary to hedge a portion of their U.S. Dollar company’s inventory purchases when management views them to be advantageous. On February 28, 2024, the Company had outstanding foreign currency contracts qualifying for hedge accounting and that have been designated as cash flow hedges. The valuation of our foreign currency contracts is performed based on foreign exchange rates and yield curves built from observable market parameters and, where applicable, on Black Scholes or local volatility models calibrated to available volatility quotes (Level 2). As of February 29, 2024, there are open forward foreign currency contracts with notional U.S. Dollar equivalent amounts aggregating $13,800 that have been designated as cash flow hedges. The remaining maturities of all our foreign currency contracts are less than one year. During the year ended February 29, 2024, the Company also entered foreign currency options that were not designated for hedge accounting and are no longer outstanding at February 29, 2024. During Fiscal 2023, the Company did not enter into any new forward foreign currency contracts.

Financial Statement Classification

The following table discloses the fair value as of February 29, 2024 and February 28, 2023 of the Company's derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	February 29, 2024	February 28, 2023
Derivative instruments
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$121	$—
Interest rate swap designated as cash flow hedges	Other assets	142	207
Total derivatives		$263	$207

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

The current outstanding notional value of the Company's interest rate swap at February 29, 2024 is $5,615. For cash flow hedges, the effective portion of the gain or loss is reported as a component of Other comprehensive (loss) income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. During the years ended February 29, 2024 and February 28, 2023, no contracts originally designated for hedge accounting were de-designated. The gain or loss on the Company’s interest rate swap is recorded in Other comprehensive (loss) income and subsequently reclassified into Interest and bank charges in the period in which the hedged transaction affects earnings. As of February 29, 2024, no interest rate swaps originally designated for hedge accounting were terminated.

All forward foreign currency contracts entered into during Fiscal 2021 were settled as of February 28, 2022 and were designated as cash flow hedges. The net income recognized in Other comprehensive income (loss) for foreign currency contracts settled in the fourth quarter of Fiscal 2022 were recognized in Cost of sales during year ended February 28, 2023. No amounts were excluded from the assessment of hedge effectiveness during the respective periods. None of the Company's foreign currency options as of February 29, 2024 were designated as cash flow hedges.

Activity related to cash flow hedges and derivative instruments not designated as cash flow hedges recorded during the years ended February 29, 2024 and February 28, 2023 was as follows:

	February 29, 2024		February 28, 2023
	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Loss Reclassified from Accumulated Other Comprehensive Income	Pretax Gain Recognized in Other Comprehensive Income	Pretax Loss Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	$121	$—	$-	$63
Interest rate swaps	(65)	-	395	-

f)
Investment Securities

As of February 29, 2024 and February 28, 2023, the Company had the following investments:

February 29, 2024
Carrying Value
Investment Securities
Marketable Equity Securities
Mutual funds	$828
Total Marketable Equity Securities	828
Total Investment Securities	$828

February 28, 2023
Carrying Value
Investment Securities
Marketable Equity Securities
Mutual funds	$1,053
Total Marketable Equity Securities	1,053
Total Investment Securities	$1,053

Long-Term Investments

Equity Securities

Marketable equity securities are measured and recorded at fair value with changes in fair value recorded in the Consolidated Statements of Operations and Comprehensive Loss.

Mutual Funds

The Company’s mutual funds are held in connection with its deferred compensation plan. Changes in the carrying value of these securities are offset by changes in the corresponding deferred compensation liability.

Changes in fair value of equity securities are recorded within the Consolidated Statements of Operations and Comprehensive Loss.

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

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of automotive electronic, consumer electronic, and biometric products. Our consumer electronic products primarily consist of finished goods sold to retail and commercial customers, consisting of premium audio and other consumer electronic products. Our automotive products, some of which are manufactured by the Company, are sold both to OEM and aftermarket customers. Our biometric products, primarily consisting of finished goods, are sold to retail and commercial customers. We recognize revenue for sales to our customers when transfer of control of the related good or service has occurred. Our revenue was predominantly recognized under the point in time approach for the years ended February 29, 2024, February 28, 2023, and February 28, 2022. Certain telematic subscription revenues generated by our Automotive Electronics segment are recognized over time. Contract terms with certain of our OEM customers could result in products and services being transferred over time as a result of the customized nature of some of our products, together with contractual provisions in the customer contracts that provide us with an enforceable right to payment for performance completed to date; however, under typical terms, we do not have the right to consideration until the time of shipment from our manufacturing facilities or distribution centers, or until the time of delivery to our customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to our right to consideration at the time of shipment or delivery.

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

While unit prices are generally fixed, we provide variable consideration for certain of our customers, typically in the form of promotional incentives at the time of sale. Depending on the different facts and circumstances, we utilize either the most likely amount or the expected value methods to estimate the effect of uncertainty on the amount of variable consideration to which we would be entitled. The most likely amount method considers the single most likely amount from a range of possible consideration amounts, while the expected value method is the sum of the probability-weighted amounts in a range of possible consideration amounts. Both methods are based upon the contractual terms of the incentives and historical experience with each customer. We record estimates for cash discounts, promotional rebates, and other promotional allowances in the period the related revenue is recognized (“Customer Credits”). The provision for Customer Credits is recorded as a reduction from gross sales, and reserves for Customer Credits are presented within Accrued sales incentives, as well as within Accounts receivable, net, on the Consolidated Balance Sheet. Actual Customer Credits have not differed materially from estimated amounts for each period presented. Amounts billed to customers for shipping and handling are included in net sales and costs associated with shipping and handling are included in cost of sales. We have concluded that our estimates of variable consideration are not constrained according to the definition within the standard. Additionally, the Company applies the practical expedient in ASC paragraph 606-10-25-18B and accounts for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment activity, rather than a separate performance obligation.

Under ASC Topic 606, we present a refund liability and a return asset within the Consolidated Balance Sheet. The changes in the refund liability are reported in net sales, and the changes in the return asset are reported in cost of sales in the Consolidated Statements of Operations and Comprehensive Loss. See Note 14 for return asset and refund liability balances as of February 29, 2024 and February 28, 2023.

We warrant our products against certain defects in material and workmanship, when used as designed, for periods of time which primarily range from 30 days to 3 years. We offer limited lifetime warranties on certain products, which limit the customer’s remedy to the repair or replacement of the defective product or part for the original owner for the designated lifetime of the product, or for the life of the vehicle, if it is an automotive product. Beginning in Fiscal 2024, the Company also offers the option for customers to purchase third-party extended warranty contracts for certain products, that extends or enhances the technical support, parts, and labor coverage offered as part of the base warranty included with such product purchase. The Company is the agent for the third-party and the cost of the warranty contracts is netted against warranty revenue in the

Consolidated Statements of Operations and Comprehensive Loss. Revenue earned from these extended warranties was not material for the year ended February 29, 2024. The Company assumes no additional liability for repairs to products on which it has sold a warranty contract or products for which no warranty is sold, other than our warranty obligations associated with assurance-type warranties that are a guarantee of the product’s intended functionality and, therefore, do not represent a distinct performance obligation within the context of the contract.

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. See Note 14 for contract asset and liability balances as of February 29, 2024 and February 28, 2023.

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

Accounts receivable are comprised of the following:

	February 29, 2024	February 28, 2023
Trade accounts receivable	$74,107	$85,268
Less:
Allowance for credit losses	1,952	1,398
Allowance for cash discounts	1,089	1,117
	$71,066	$82,753

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customers' current credit worthiness, as determined by a review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically been within management's expectations and the provisions established, the Company cannot guarantee it will continue to experience the same credit loss rates that have been experienced in the past. The Company writes off accounts receivable balances when collection efforts have been exhausted and deemed uncollectible. Our five largest customer balances comprise 28% of our accounts receivable balance as of February 29, 2024 and one customer represents 12% of our accounts receivable balance as of February 29, 2024. A significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of accounts receivable and our results of operations.

Our financial instruments consist of trade receivables arising from revenue transactions in the ordinary course of business. We extend credit to customers based on pre-defined criteria and trade receivables are generally due within 30 to 60 days.

The Company has three supply chain financing agreements and factoring agreements with certain financial institutions to accelerate receivable collection and better manage cash flow. Under the agreements, the Company has agreed to sell these institutions certain of its accounts receivable balances from time to time. For those accounts receivable tendered to the banks that the banks choose to purchase, the banks have agreed to advance an amount equal to the net accounts receivable balances due, less a discount or fee as set forth in the respective agreements. The balances under these agreements are sold without recourse and are accounted for as sales of accounts receivable. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company's Consolidated Statements of Cash Flows. Total balances sold under the agreements, net of discounts, for the years ended February 29, 2024, February 28, 2023, and February 28, 2022 were approximately $102,700, $98,300, and $89,400, respectively. Fees incurred in connection with these agreements totaled approximately $850, $730, and $260 for the years ended February 29, 2024, February 28, 2023, and February 28, 2022, respectively, and are recorded within Interest and bank charges in the Consolidated Statements of Operations and Comprehensive Loss. The Company has the option to suspend and resume its activity under the existing arrangements at any time.

i)
Inventory

The Company values its inventory at the lower of cost or net realizable value ("NRV"). NRV is defined as estimated selling prices less costs of completion, disposal, and transportation. The cost of inventory is determined primarily on a weighted moving-average basis with a portion valued at standard cost, which approximates actual costs. The Company regularly reviews inventory quantities on-hand and records a provision for excess and obsolete inventory based primarily on selling prices, indications from customers based upon current price negotiations, and purchase orders. The Company's industry is characterized by rapid technological change and frequent new product introductions that could result in an increase in the amount of obsolete inventory quantities on-hand. In addition, and as necessary, specific reserves for future known or anticipated events may be established. The Company recorded inventory write-downs of $7,147, $2,811, and $2,912 for the years ended February 29, 2024, February 28, 2023, and February 28, 2022, respectively. The increase in inventory write-downs during the year ended February 29, 2024 was related primarily to the Company's Automotive Electronics segment. Approximately $3,800 of inventory was written down to reflect a decrease in net realizable value of inventory identified as either slow-moving or damaged in conjunction with the transition of the manufacturing of certain OEM product lines from Florida to Mexico during the fiscal year.

Inventories by major category are as follows:

	February 29, 2024	February 28, 2023
Raw materials	$21,527	$28,048
Work in process	736	1,363
Finished goods	106,208	145,718
Inventory, net	$128,471	$175,129

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

A summary of property, plant and equipment, net, is as follows:

	February 29, 2024	February 28, 2023
Land	$7,117	$7,101
Buildings	45,820	44,669
Property under finance lease	3,835	2,754
Furniture and fixtures	4,679	4,600
Machinery and equipment	13,835	10,514
Construction-in-progress	1,517	748
Computer hardware and software	43,634	46,313
Automobiles	720	681
Leasehold improvements	3,004	3,008
	124,161	120,388
Less accumulated depreciation and amortization	79,091	73,344
	$45,070	$47,044

Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows:

Buildings and improvements	20	-	40 years
Furniture and fixtures	5	-	15 years
Machinery and equipment	5	-	15 years
Computer hardware and software	3	-	5 years
Automobiles			3 years

Leasehold improvements are depreciated over the shorter of the lease term or estimated useful life of the asset. Assets acquired under finance leases are amortized over the term of the respective lease.

Depreciation and amortization of property, plant and equipment amounted to $5,900, $6,282, and $5,890 for the years ended February 29, 2024, February 28, 2023, and February 28, 2022, respectively. Included in depreciation and amortization expense is amortization of computer software costs of $1,352, $1,659, and $1,547 for the years ended February 29, 2024, February 28, 2023, and February 28, 2022, respectively.

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

ASC 350 requires that goodwill and intangible assets with indefinite useful lives be tested for impairment at least annually or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying value. Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives and reviewed for impairment if indicators of impairment exist. To determine the fair value of goodwill and intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. Management has the ability to influence the outcome and ultimate results based on the assumptions and estimates chosen. If a significant change in these assumptions and/or estimates occurs, the Company could experience impairment charges, in addition to those noted below, in future periods.

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

The Company tested its indefinite-lived intangible assets as of February 29, 2024, as part of its annual impairment testing and concluded that the fair values of four indefinite-lived assets in the Consumer Electronics segment were less than the amounts recorded, and accordingly, recorded a non-cash impairment charge totaling $14,214 in the fourth quarter of the fiscal year ended February 29, 2024. As a result of discussions with customers and the Consumer Electronics Show during the fourth quarter of Fiscal 2024, the Company lowered its current and long-term sales projections and gross profit margins for certain consumer electronic tradenames, given the increased competition and price reductions, which resulted in the impairment charges. The impairment test on the remaining indefinite-lived assets concluded that none of these indefinite-lived assets were impaired for the year ended February 29, 2024. To perform these quantitative impairment analyses, the respective fair values were estimated using a relief-from-royalty method, applying royalty rates ranging from 1.00% to 4.0% for the trademarks after reviewing comparable market rates, the profitability of the products associated with relative intangible assets, and other qualitative factors. We determined that risk-adjusted discount rates ranging from 12.6% to 35.0% were appropriately developed using a weighted average cost of capital analysis. The long-term growth rates ranged from 1.0% to 2.5%.

At February 28, 2023, the fair value of one indefinite-lived asset in the Automotive Electronics segment was determined to be impaired in the amount of $1,300. This impairment was the result of reductions in projected volumes from OEM customers. There were no indefinite-lived asset impairments in the fiscal year ended February 28, 2022.

As a result of the Fiscal 2024 and Fiscal 2023 indefinite-lived intangible asset impairments, the Company evaluated the related long-lived assets at the lowest level for which there are separately identifiable cash flows. No impairments of related long-lived assets were noted for the fiscal years ended February 29, 2024 and February 28, 2023.

As of February 28, 2023, as a result of reductions in projected volumes from OEM customers related to the impaired tradename, the Company determined the useful life of the tradename was no longer indefinite. Beginning in the first quarter of Fiscal 2024, the Company began to amortize this tradename over its estimated useful life. Management determined that the current lives of its remaining indefinite and long-lived assets are appropriate.

Approximately 20.1% ($8,400) of the carrying value of the Company's remaining indefinite lived trademarks are at risk of impairment and sensitive to changes and assumptions as of February 29, 2024. There can be no assurance that our estimates and assumptions made for purposes of impairment testing as of February 29, 2024, will prove to be accurate predictions of the future. Reduced demand for our existing product offerings, reductions of product placement at our customers, less than anticipated results, lack of acceptance of our new products, elimination of SKUs, the inability to successfully develop our brands, or unfavorable changes in assumptions used in the discounted cash flow model such as discount rates, royalty rates or projected long-term growth rates, could result in additional impairment charges in the future.

During the year ended February 29, 2024, Voxx's reporting units that carried goodwill were Rosen, VSM, DEI, Klipsch, and Onkyo. The Company has three operating segments based upon its products and internal organizational structure (see Note 13). These operating segments are the Automotive Electronics, Consumer Electronics, and Biometrics segments. The Rosen, VSM, and DEI reporting units are located within the Automotive Electronics segment and the Klipsch and Onkyo reporting units are located within the Consumer Electronics segment.

As a result of the Company's annual impairment test for goodwill as of February 28, 2023 the Company concluded that the fair value of the Invision reporting unit was less than its carrying value, and accordingly recorded a non-cash goodwill impairment charge of $7,373 in the fourth quarter of Fiscal 2023. This impairment was the result of reductions in projected volumes from OEM customers. As a result of this impairment the Company no longer has any goodwill attributable to the Invision reporting unit. The annual impairment test on the remaining goodwill reporting units concluded that their fair values were in excess of their carrying values, with no further goodwill impairment indicated as of February 28, 2023. No goodwill impairment charges were recorded during the years ended February 29, 2024 and February 28, 2022. The quantitative assessment utilizes either an income approach, a market approach, or a combination of these approaches to determine the fair value of its reporting units. The discount rates (developed using a weighted average cost of capital analysis) used in the goodwill quantitative tests for the year ended February 29, 2024 ranged from 14.7% to 25.0%. The goodwill balances of Klipsch, Rosen, VSM, DEI, and Onkyo at February 29, 2024 are $46,532, $880, $572, $1,600, and $14,347, respectively.

Goodwill

The change in the carrying value of goodwill is as follows:

	February 29, 2024	February 28, 2023	February 28, 2022
Beginning of period	$65,308	$74,320	$58,311
Goodwill acquired (see Note 2)	—	—	18,160
Adjustments to goodwill acquired, net (see Note 2)	—	1,051	(1,353)
Impairment charge	—	(7,373)	—
Foreign currency translation	(1,377)	(2,690)	(798)
End of period	$63,931	$65,308	$74,320

Gross carrying value	$103,467	$104,844	$106,483
Accumulated impairment charges	(39,536)	(39,536)	(32,163)
Net carrying value	$63,931	$65,308	$74,320

	February 29, 2024	February 28, 2023	February 28, 2022
Automotive Electronics
Beginning of period	$3,052	$10,425	$11,778
Adjustments to goodwill acquired, net	—	—	(1,353)
Impairment charge	—	(7,373)	—
End of period	$3,052	$3,052	$10,425

Gross carrying value	$10,425	$10,425	$10,425
Accumulated impairment charge	(7,373)	(7,373)	—
Net carrying value	$3,052	$3,052	$10,425

Consumer Electronics
Beginning of period	$62,256	$63,895	$46,533
Goodwill acquired (see Note 2)	-	-	18,160
Adjustments to goodwill acquired (see Note 2)	-	1,051	-
Foreign currency translation	(1,377)	(2,690)	(798)
End of period	$60,879	$62,256	$63,895

Gross carrying value	$93,042	$94,419	$96,058
Accumulated impairment charge	(32,163)	(32,163)	(32,163)
Net carrying value	$60,879	$62,256	$63,895

Total goodwill, net	$63,931	$65,308	$74,320

Note: The Company's Biometrics segment did not carry a balance for goodwill at February 29, 2024, February 28, 2023, or February 28, 2022.

Intangible Assets

At February 29, 2024 and February 28, 2023, intangible assets consisted of the following:

	February 29, 2024
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (4-15.5 years)	$53,915	$46,037	$7,878
Trademarks/Tradenames (10-15 years)	20,323	5,031	15,292
Developed technology (7-8 years)	18,970	15,743	3,227
Patents (4-13 years)	6,736	6,128	608
License	1,400	1,400	-
Contracts	1,556	1,556	-
Total finite-lived intangible assets	$102,900	$75,895	27,005
Indefinite-lived intangible assets
Trademarks			41,761
Total intangible assets, net			$68,766

	February 28, 2023
	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships (4-15.5 years)	$53,790	$42,786	$11,004
Trademarks/Tradenames (10-15 years)	21,205	3,360	17,845
Developed technology (7-8 years)	19,434	14,645	4,789
Patents (4-13 years)	6,736	5,845	891
License	1,400	1,400	-
Contracts	1,556	1,556	-
Total finite-lived intangible assets	$104,121	$69,592	34,529
Indefinite-lived intangible assets
Trademarks			55,908
Total intangible assets, net			$90,437

The Company expenses the renewal costs of patents as incurred. The weighted-average period before the renewal of our patents is approximately 3 years.

Amortization expense for intangible assets amounted to $6,544, $6,848, and $6,508 for the years ended February 29, 2024, February 28, 2023, and February 28, 2022, respectively. At February 29, 2024, the estimated aggregate amortization expense for all amortizable intangibles for each of the succeeding five fiscal years is as follows:

Fiscal Year	Amount
2025	$5,813
2026	5,713
2027	3,480
2028	3,007
2029	2,899

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

A summary of the activity with respect to accrued sales incentives is provided below:

	Year Ended	Year Ended	Year Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Accrued sales incentives, opening balance	$21,778	$23,755	$25,313
Accruals	44,519	50,056	58,490
Payments and credits	(47,635)	(51,894)	(59,644)
Reversals for unearned sales incentives	(426)	(139)	(404)
Accrued sales incentives, ending balance	$18,236	$21,778	$23,755

The majority of the reversals of previously established sales incentive liabilities pertain to sales recorded in prior periods.

m)
Advertising

Excluding co-operative advertising as discussed in Note 1(l) above, the Company expensed the cost of advertising, as incurred, of $6,729, $5,448, and $5,376 for the years ended February 29, 2024, February 28, 2023, and February 28, 2022, respectively.

n)
Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $8,176, $9,419, and $12,115 for the years ended February 29, 2024, February 28, 2023, and February 28, 2022, respectively, and are included within Engineering and Technical Support expenses on the Consolidated Statements of Operations and Comprehensive Loss. These expenses are presented net of customer reimbursement of $317, $936, and $58 for the years ended February 29, 2024, February 28, 2023, and February 28, 2022, respectively. Reimbursements from OEM customers for development services are reflected as a reduction of research and development expense because the performance of contract development services is not central to the Company's operations. The increases in customer reimbursements for the year ended February 28, 2023 were a result of higher reimbursements from certain OEM customers in the Automotive Electronics segment, as well as a reimbursement from one customer in the Biometrics segment.

o)
Product Warranties and Product Repair Costs

The Company generally warranties its products against certain manufacturing and other defects. This warranty does not provide a service beyond assuring that the products comply with agreed-upon specifications and is not sold separately. The Company provides warranties for all of its products ranging primarily from 30 days to 3 years. The Company also provides limited lifetime warranties for certain products, which limit the end user's remedy to the repair or replacement of the defective product during its lifetime, as well as for certain vehicle security products for the life of the vehicle for the original owner. Warranty expenses are accrued at the time the related revenue is recognized, based on the Company's estimated cost to repair, or replace expected product returns for warranty matters. This liability is based primarily on historical experiences of actual warranty claims as well as current information on repair costs and contract terms with certain manufacturers. The warranty liability of $4,965 and $5,845 is recorded in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets as of February 29, 2024 and February 28, 2023, respectively. In addition, the Company records a reserve for product repair or replacement costs which is based upon the quantities of defective inventory on hand and an estimate of the cost to repair such defective inventory. The reserve for product repair costs of $1,628 and $914 is recorded as a reduction to inventory in the accompanying Consolidated Balance Sheets as of February 29, 2024 and February 28, 2023, respectively. Warranty claims and product repair costs expense for the years ended February 29, 2024, February 28, 2023 and February 28, 2022 were $4,197, $6,525, and $4,583, respectively. Beginning in Fiscal 2024, the Company began offering the option for customers to purchase third-party extended warranty contracts for certain products, that extends or enhances the technical support, parts, and labor coverage offered as part of the base warranty included with such product purchase. The Company is the agent for the third-party and assumes no liability for repairs or products for which it has sold an extended warranty contract.

Changes in the Company's accrued product warranties and product repair costs are as follows:

	Year Ended	Year Ended	Year Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Beginning balance	$6,759	$5,622	$5,290
Liabilities adjusted during acquisitions	-	-	(352)
Accrual for warranties issued during the year and repair cost	4,197	6,525	4,583
Warranty claims settled during the year	(4,363)	(5,388)	(3,899)
Ending balance	$6,593	$6,759	$5,622

p)
Foreign Currency

Assets and liabilities of subsidiaries located outside the United States whose cash flows are primarily in local currencies have been translated at rates of exchange at the end of the period or historical exchange rates, as appropriate in accordance with ASC 830, "Foreign Currency Matters" ("ASC 830"). Revenues and expenses have been translated at the weighted-average rates of exchange in effect during the period. Gains and losses resulting from translation are recorded in the cumulative foreign currency translation account in Accumulated other comprehensive loss. For the years ended February 29, 2024, February 28, 2023 and February 28, 2022, the Company recorded total net foreign currency transaction (losses) gains in the amount of $(3,232), $(3,674) and $(635), respectively. Foreign currency losses for the years ended February 29, 2024 and February 28, 2023 were primarily driven by declines in the Japanese Yen, which impacted the remeasurement of the Company's Onkyo subsidiary intercompany loans and interest payable, which are not of a long-term investment nature, as well as other intercompany transactions and the settlement of the contingent consideration payable to OHEC during Fiscal 2024 (see Note 2).

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

Tax interest and penalties

The Company classifies interest and penalties associated with income taxes as a component of Income tax expense (benefit) on the Consolidated Statements of Operations and Comprehensive Loss.

r)
Net Loss Per Common Share

Basic net loss per common share attributable to VOXX International Corporation is calculated by dividing net loss attributable to Voxx, adjusted to reflect changes in the redemption value of redeemable non-controlling interest, by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share reflects the potential dilution that would occur if common stock equivalent securities or other contracts to issue common stock were exercised or converted into common stock. No redemption value adjustment was made to the redeemable non-controlling interest for the years ended February 29, 2024, February 28, 2023, or February 28, 2022.

A reconciliation between the denominator of basic and diluted net loss per common share is as follows:

	Year Ended	Year Ended	Year Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Weighted-average common shares outstanding (basic)	23,428,473	24,325,938	24,287,179
Effect of dilutive securities:
Restricted stock units, market stock units, and stock grants	-	-	-
Weighted-average common and potential common shares outstanding (diluted)	23,428,473	24,325,938	24,287,179

Restricted stock units, market stock units, and stock grants totaling 308,958, 378,454 and 737,513 for the years ended February 29, 2024, February 28, 2023 and February 28, 2022, respectively, were not included in the net loss per common share calculation because the settlement price of the restricted stock units, market stock units, and stock grants was greater than the average market price of the Company's common stock during these periods, or because the inclusion of these components would have been anti-dilutive.

s)
Other (Expense) Income

Other (expense) income is comprised of the following:

	Year Ended	Year Ended	Year Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Foreign currency loss, net	$(3,232)	$(3,674)	$(635)
Interest income	158	36	72
Rental income	937	911	678
Miscellaneous	57	672	208
Total other, net	$(2,080)	$(2,055)	$323

Foreign currency losses included within Foreign currency loss, net, for the years ended February 29, 2024 and February 28, 2023 were primarily driven by declines in the Japanese Yen, which impacted the re-measurement of the Company's Onkyo subsidiary intercompany loans and interest payable, which are not of a long-term investment nature, as well as other intercompany transactions and the settlement of the contingent consideration payable to OHEC during Fiscal 2024 (see Note 2). The total foreign currency loss attributable to these re-measurements for the years ended February 29, 2024 and February 28, 2023 was $2,795 and $3,267, respectively.

t)
Accounting for the Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets are reviewed for impairment in accordance with ASC 360 whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying value of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be not recoverable, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. See Note 1(k) for discussion of the impairment of goodwill and intangible assets in connection with the Company’s annual impairment testing for the years ended February 29, 2024 and February 28, 2023. There were no impairments of definite-lived intangible assets or long-lived assets recorded in accordance with ASC 360 during the years ended February 29, 2024, February 28, 2023 and February 28, 2022.

u)
Accounting for Stock-Based Compensation

The Company has a stock-based compensation plan under which employees and non-employee directors may be granted incentive stock options ("ISO's") and non-qualified stock options ("NQSO's") to purchase shares of Class A common stock. Under the plan, the exercise price of the ISO's granted to a ten percent stockholder must equal 110% of the fair market value of the Company's Class A common stock on the date of grant. The exercise price of all other options and Stock Appreciation Right ("SAR") awards may not be less than 100% of the fair market value of the Company's Class A common stock on the date of grant. If an option or SAR is granted pursuant to an assumption of, or substitution for, another option or SAR pursuant to a Corporate Transaction, and in a manner consistent with Section 409A of the Internal Revenue Code (the “Code”), the exercise or strike price may be less than 100% of the fair market value on the date of grant. The plan permits for options to be exercised at various intervals as determined by the Board of Directors. However, the maximum expiration period is ten years from date of grant. The vesting requirements are determined by the Board of Directors at the time of grant. Exercised options are issued from authorized Class A common stock. As of February 29, 2024, approximately 1,759,000 shares were available for future grants under the terms of these plans.

Options are measured at the fair value of the award at the date of grant and are recognized as an expense over the requisite service period. Compensation expense related to stock-based awards with vesting terms are amortized using the straight-line attribution method. There were no stock options granted during the years ended February 29, 2024, February 28, 2023, or February 28, 2022. During the years ended February 29, 2024, February 28, 2023, and February 28, 2022 there were no stock-based compensation costs or professional fees recorded by the Company and the Company had no unrecognized compensation costs at February 29, 2024 related to stock options and warrants.

Restricted stock awards are granted pursuant to the Company’s 2012 Equity Incentive Plan (the “2012 Plan”). A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates for a reason other than death, disability, or retirement prior to the release of the restrictions. Shares under restricted stock grants are not issued to the grantees before they vest. The Company’s Omnibus Equity Incentive Plan was established in 2014 (the “2014 Plan”). Pursuant to the 2014 Plan, Restricted Stock Units (“RSU’s”) may be awarded by the Company to any individual who is employed by, provides services to, or serves as a director of, the Company or its affiliates. RSU’s are granted based on certain performance criteria and vest on the later of three years from the date of grant, or the grantee reaching the age of 65 years. The shares will also vest upon termination of the grantee's employment by the Company without cause, provided that the grantee, at the time of termination, has been employed by the Company for at least 10 years, or as a result of the sale of all of the issued and outstanding stock, or all, or substantially all, of the assets of the subsidiary of which the grantee serves as CEO and/or President. When vested shares are issued to the grantee, the awards will be settled in shares or in cash, at the Company's sole option. The grantees cannot transfer the rights to receive shares before the restricted shares vest. There are no market conditions inherent in the award, only an employee performance requirement, and the service requirement that the respective employee continues employment with the Company through the vesting date. The Company expenses the cost of the RSU’s on a straight-line basis over the requisite service period of each employee. During the years ended February 29, 2024, February 28, 2023, and February 28, 2022, an additional 18,116, 46,556, and 48,527 RSU’s were granted under the 2014 Plan, respectively. The fair market value of the RSU’s, $9.89, $8.28, and 13.59 for Fiscal 2024, Fiscal 2023, and Fiscal 2022, respectively, were determined based on the mean of the high and low price of the Company's common stock on the grant dates.

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
-
Additional stock grants of 100,000 shares of Class A Common Stock were issued on each of March 1, 2020, March 1, 2021, and March 1, 2022 under the 2012 Plan. Compensation expense of $157 was recognized during the year ended February 28, 2022, based upon the grant fair value of $4.15 per share using the graded vesting attribution method. For the years ended February 29, 2024 and February 28, 2023, there was no remaining compensation expense recognized related to these awards. On March 1, 2022, the final 100,000 of these stock grants vested, resulting in 61,337 shares of Class A Common Stock being issued to Mr. Lavelle and 38,663 shares being withheld for taxes.
-
Grant of market stock units (“MSU’s”) up to a maximum value of $5,000, based upon the achievement of a 90-calendar day average stock price of no less than $5.49 over the performance period ending on the third and fifth anniversary of the effective date of the Employment Agreement. The value of the MSU award would increase based upon predetermined targeted 90-calendar day average stock prices with a maximum of $5,000 if the 90-calendar day average high stock price equals or exceeds $15.00. The average stock price was calculated based on the highest average closing price of one share of our Class A common stock, as reported on the NASDAQ Stock Market during any 90-calendar day period prior to each measurement date. The number of shares to be issued under the 2012 Plan related to the MSUs based upon achievement of the maximum award value of $5,000, and if issued at $15.00 per share, was estimated at 333,333 shares. The award may be settled in shares or in cash upon mutual agreement between the Company and Mr. Lavelle. Actual results may differ based upon when the high average stock price is achieved and settled. The Company used a Monte Carlo simulation to calculate the fair value of the award on the grant date. A Monte Carlo simulation requires the use of various assumptions, including the stock price volatility and risk-free interest rate as of the valuation date. We recognized stock-based compensation expense of $91, $91, and $241 for the years ended February 29, 2024, February 28, 2023, and February 28, 2022, respectively, related to these MSU’s using the graded vesting attribution method over the performance period. On March 1, 2022, 80% of this MSU award vested and was settled in cash, resulting in a payment made to Mr. Lavelle in the amount of $4,000 during the year ended February 28, 2023. As of February 29, 2024, 20% of the MSU’s remained outstanding. On March 1, 2024, the remaining 20% of the MSU's vested and will be settled in cash during the first quarter of Fiscal 2025.

On September 28, 2023, the term of Mr. Lavelle's Employment Agreement was extended for one year through February 28, 2025 under which his annual salary will be $750 and he will receive a $250 cash equivalent share grant to be awarded in quarterly increments calculated on the fair market value of the Company's Class A Common Stock on each of June 30, 2024, September 30, 2024, December 31, 2024, and March 31, 2025. We recognized stock-based compensation expense of $99 during the year ended February 29, 2024 related to this stock grant, which has been recorded using the graded vesting attribution method.

All stock grants under the Employment Agreement are subject to a hold requirement as specified in the Employment Agreement. The Employment Agreement gave Mr. Lavelle, the right to require the Company to redeem his shares if a specific contingent change in control event occurs. The contingent event under which Mr. Lavelle could exercise his right to redemption includes a change of control transaction wherein the Shalam Group would become a 40% or less holder of the total combined voting power of all outstanding voting securities of the Company. Accordingly, the stock awards issued in connection with the Employment Agreement are presented as redeemable equity on the consolidated balance sheet at grant-date fair value. Shares previously held by Mr. Lavelle under the 2014 Plan and those personally purchased by Mr. Lavelle have been reclassified from permanent equity to redeemable equity. As the contingent events that would allow Mr. Lavelle to redeem the shares are not probable at this time, remeasurement of the amounts in redeemable equity have not been recorded. The Employment Agreement contains certain restrictive and non-solicitation covenants.

A rollforward of redeemable equity related to stock awards and shares held by Mr. Lavelle for the years ended February 29, 2024, February 28, 2023, and February 28, 2022 is as follows:

Redeemable Equity
Balance at February 28, 2021	$3,260
Stock based compensation expense	290
Balance at February 28, 2022	3,550
Reclassification of stockholders' equity to redeemable equity	(63)
Stock based compensation expense	531
Balance at February 28, 2023	4,018
Stock based compensation expense	92
Balance at February 29, 2024	$4,110

Grant of Shares to President

On February 6, 2023, Voxx appointed Beat Kahli, a significant shareholder of Voxx, President of the Company for one year. The Company entered into an employment agreement with Mr. Kahli effective February 6, 2023 with a term ending on February 29, 2024. Under the terms of the employment agreement, in addition to a $300 yearly salary, Mr. Kahli was granted the right to receive stock-based compensation in the form of a stock grant of 20,000 shares of the Company's Class A Common Stock to be issued on each of June 30, 2023, September 30, 2023, December 31, 2023 and March 31, 2024. We recognized stock-based compensation expense of $201 during the year ended February 29, 2024 related to this stock grant. The grant fair value of these shares was $10.66 per share and compensation expense is recorded using the graded vesting attribution method. Mr. Kahli's employment agreement expired on February 29, 2024. He remains Co-vice Chairman of the Company's Board of Directors.

Grant of Shares to Chief Operating Officer

On July 8, 2019, the Board of Directors approved a five-year Employment Agreement, effective March 1, 2019, by and between the Company and Loriann Shelton, the Company’s Chief Operating Officer. On September 28, 2023, the term of the agreement was extended for one year through February 28, 2025 under which Ms. Shelton will receive, in addition to her annual salary, a $100 cash equivalent share grant to be awarded in quarterly increments calculated on the fair market value of the Company's Class A Common Stock on each of June 30, 2024, September 30, 2024, December 31, 2024, and March 31, 2025. We recognized stock-based compensation expense of $40 during the year ended February 29, 2024 related to this stock grant, which has been recorded using the graded vesting attribution method. Ms. Shelton was also appointed Chief Financial Officer of the Company effective March 1, 2024 in accordance with her amended employment agreement.

The following table presents a summary of the activity related to the 2014 Plan and stock grants under executive employment agreements for the years ended February 29, 2024, February 28, 2023, and February 28, 2022:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested share balance at February 28, 2021	603,724	$5.18
Granted	48,527	13.59
Vested	(197,891)	5.76
Vested and settled	(100,000)	4.15
Forfeited	—	—
Unvested share balance at February 28, 2022	354,360	$6.30
Granted	66,556	9.00
Vested	(33,930)	6.10
Vested and settled	(100,000)	4.15
Forfeited	—	—
Unvested share balance at February 28, 2023	286,986	$7.70
Granted	18,116	9.89
Vested	(113,790)	7.00
Vested and settled	(15,000)	10.66
Forfeited	—	—
Unvested share balance at February 29, 2024	176,312	$8.93

At February 29, 2024, there were 605,295 shares of vested and unissued shares under the 2014 Plan with a weighted average fair value of $6.23. During the year ended February 28, 2023, vested RSU awards for a former employee of the Company, totaling 8,634 award units, were settled in cash in the amount of $81. During the years ended February 29, 2024 and February 28, 2022, no RSU awards were settled in cash.

During the years ended February 29, 2024, February 28, 2023 and February 28, 2022 the Company recorded $798, $609, and $907, respectively, in stock-based compensation related to the 2014 Plan, MSU’s and stock grants. As of February 29, 2024, unrecognized stock-based compensation expense related to unvested RSU’s and stock grants was approximately $865 and will be recognized over the requisite service period of each employee.

v)
Accumulated Other Comprehensive Loss

	Foreign Currency Translation (Losses) Gains	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 28, 2021	$(13,374)	$(869)	$(734)	$(14,977)
Other comprehensive (loss) income before reclassifications	(3,317)	158	485	(2,674)
Reclassified from accumulated other comprehensive loss	-	-	148	148
Net current-period other comprehensive (loss) income	(3,317)	158	633	(2,526)
Balance at February 28, 2022	$(16,691)	$(711)	$(101)	$(17,503)
Other comprehensive (loss) income before reclassifications	(1,876)	390	352	(1,134)
Reclassified from accumulated other comprehensive loss	-	-	(43)	(43)
Net current-period other comprehensive (loss) income	(1,876)	390	309	(1,177)
Balance at February 28, 2023	$(18,567)	$(321)	$208	$(18,680)
Other comprehensive income (loss) before reclassifications	1,375	(77)	16	1,314
Reclassified from accumulated other comprehensive loss	-	-	-	-
Net current-period other comprehensive income (loss)	1,375	(77)	16	1,314
Balance at February 29, 2024	$(17,192)	$(398)	$224	$(17,366)

During the years ended February 29, 2024, February 28, 2023 and February 28, 2022, the Company recorded other comprehensive (loss) income, net of associated tax impact of $35, $171 and $(40), respectively, related to pension plan adjustments, and $(39), $20 and $(101), respectively, related to derivatives designated in a hedging relationship.

The other comprehensive (loss) income before reclassification for foreign currency translation of $1,375, $(1,876), and $(3,317), respectively, includes the remeasurement of intercompany transactions of a long term investment nature of $207, $1,639 and $320, respectively, with certain subsidiaries whose functional currency is not the U.S. dollar, and $1,168, $(3,515) and $(3,637), respectively, from translating the financial statements of the Company's non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar. Intercompany loans and transactions that are of a long-term investment nature are remeasured and resulting gains and losses shall be reported in the same manner as translation adjustments. Within foreign currency translation (losses) gains in Other comprehensive (loss) income for the years ended February 29, 2024, February 28, 2023 and February 28, 2022, the Company recorded total (losses) gains of $659, $(1,660), and $(2,728), respectively, related to the Euro; $111, $(193), and $(245), respectively, related to the Canadian Dollar; $32, $57 and $25, respectively, for the Mexican Peso, as well as $89, $92 and $(120), respectively, for various other currencies. For the years ended February 29, 2024 and February 28, 2023, Other comprehensive (loss) income also included foreign currency (losses) gains of $484 and $(173) from the Japanese Yen, generated by the Company’s Onkyo subsidiary, which was established in September 2021 and was not present in all previous fiscal years presented. These adjustments were caused by the strengthening/(weakening) of the U.S. Dollar against the Euro, Canadian Dollar, Mexican Peso, and the Japanese Yen between -7% and 10% in Fiscal 2024, -10% and 19% in Fiscal 2023, and -2% and 8% in Fiscal 2022.

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

In July 2023, the FASB issued ASU No. 2023-03, "Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic

718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulations S-X: Income or Loss Applicable to Common Stock." The updates in ASU No. 2023-03 are reflected in the Accounting Standard Codification upon issuance and are effective immediately. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements and related disclosures.

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

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The amendment is effective retrospectively for fiscal years beginning after December 15, 2024, on a prospective basis, with early adoption permitted. The Company is in the process of evaluating the impact that the adoption of ASU No. 2023-09 will have to the financial statements and related disclosures.

In March 2024, the Securities and Exchange Commission ("SEC") issued Final Rule No. 33-11275, "The Enhancement and Standardization of Climate-Related Disclosures for Investors." The rule requires registrants to provide climate related disclosures in their annual reports, including, but not limited to, material Scope 1 and Scope 2 GHG emissions (for large accelerated filers and accelerated filers); governance and oversight of material climate-related risks; the material impact of climate risks on the registrant’s strategy, business model, and outlook; risk management processes for material climate-related risks; and material climate targets and goals. Based on our current accelerated filer status, certain elements of the rule are effective for our fiscal year ending February 28, 2027, with the remaining disclosure requirements effective for our fiscal years ending February 29, 2028 and February 28, 2029. We will evaluate the SEC rule to determine its impact on our future financial reporting requirements and related disclosures.

In March 2024, the FASB issued ASU No. 2024-02, "Codification Improvements - Amendments to Remove References to the Concepts Statements." ASU No. 2024-02 has been issued to clarify guidance, simplify wording or structure of guidance, and other minor improvements. The amendment is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2024-02 can be applied prospectively or retrospectively. The Company intends to adopt the amendment on a prospective basis beginning in Fiscal 2025. The adoption of ASU 2024-02 is not expected to have a material effect on the Company’s financial statements and related disclosures.
2)
Acquisitions

Onkyo

On April 29, 2021, the Company’s subsidiary, PAC, signed a Letter of Intent to acquire certain assets of the home audio/video business of Onkyo Home Entertainment Corporation (“OHEC”), along with Sharp Corporation (“Sharp”) as PAC’s partner. On May 26, 2021, PAC and Sharp signed an asset purchase agreement (“APA”) to jointly acquire the home audio/video business of OHEC through a joint venture entity. The APA was approved by OHEC’s shareholders at its ordinary general meeting of shareholders on June 25, 2021 and on June 28, 2021, the Company announced that PAC had entered into a joint venture with Sharp in order to execute the transaction. PAC owns 77.2% of the joint venture and has 85.1% voting interest and Sharp owns 22.8% of the joint venture and has 14.9% voting interest. On September 8, 2021, the newly formed joint venture, Onkyo Technology KK (“Onkyo”), completed the transaction to acquire certain assets of the home audio/video business of OHEC. The acquired assets consisted of intangible assets.

The joint venture agreement between PAC and Sharp also contains a put/call option, whereby Sharp has the right to put its interest in the joint venture back to Voxx and Voxx has the right to call Sharp’s ownership interest in the joint venture at any time after the approval of Onkyo’s annual financial statements for the year ending February 28, 2025 at a purchase price equal to the higher of (a) the assets of Onkyo minus the liabilities of Onkyo, or (b) five times the EBITDA of Onkyo, in either case (a) or (b), less any amounts distributed to Sharp at any time (provided all shareholder loans are repaid) multiplied by the percentage of votes attached to such shares and other interests, free from all encumbrances, and with the benefit of all rights attaching to them as at the date of the relevant notice.

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

During Fiscal 2022 and during the third quarter of Fiscal 2023, the Company recorded a cumulative net measurement period adjustment that increased goodwill by $9,024. The measurement period adjustment would have resulted in a decrease in amortization expense related to tradenames and technology in the third quarter of Fiscal 2022 and was not significant. The Company made the measurement period adjustment to reflect facts and circumstances that existed as of the acquisition date and did not result from intervening events subsequent to such date. The assets acquired include tradenames, technology, and goodwill. The amounts assigned to goodwill and intangible assets for the acquisition were as follows:

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

The original terms of the contingent consideration payable to OHEC were based upon the calculation of 2% of the total price of certain future product purchases, as defined in the APA, by PAC. Such payments were due to OHEC in perpetuity. The fair value of the contingent consideration was determined using an income approach, by estimating potential payments based on projections of future inventory purchases multiplied by the 2% payment and discounting them back to their present values using a weighted average cost of capital. A second discount rate was applied to account for the Company’s credit risk to arrive at the present value of the payments. As there was no set term and the payments were intended to be made in perpetuity, a one-stage Gordon Growth Model was used to account for expected payments made beyond the last year of projections.

On May 13, 2022, OHEC filed for bankruptcy protection in Japan. The filing did not include the assets previously purchased by Onkyo on September 8, 2021. On February 10, 2023, the contingent consideration obligation was settled with the bankruptcy trustee of OHEC for $6,000, which resulted in a gain of $443. This settlement relieved Onkyo from the future payments of 2% of the total purchase price of certain future product purchases that were to be made in perpetuity. The $6,000 settlement amount was paid in installments of $1,500, $2,500, and $2,000. The first installment of $1,500 was made in February 2023. The remaining installments, totaling $4,500, were made during Fiscal 2024 after the completion of the obligation of the bankruptcy trustee of OHEC under the settlement agreement.

The following table provides a rollforward of the Company's contingent consideration balance for the year ended February 29, 2024:

Balance at February 28, 2023	$4,500
Payments	(4,500)
Balance at February 29, 2024	$-

The Company has consolidated the financial results of Onkyo since the acquisition date for financial reporting purposes. The non-controlling interest has been classified as redeemable non-controlling interest outside of equity on the accompanying Consolidated Balance Sheets as the exercise of the put/call option is not within the Company’s control. The carrying value of the redeemable non-controlling interest of Onkyo cannot be less than the redemption amount, which is the amount the put/call option would be settled for if exercised. Based upon the terms of the put/call option, the option remains exercisable in the event there is no redemption price, or if the redemption price is a negative amount, as determined by the redemption formula. In periods where the specific formula results in a negative amount, and thus no redemption value exists, no amounts would be paid to or received from the counterparty upon the exercise of the option. Adjustments to reconcile the carrying value to the redemption amount are recorded immediately to retained earnings and included in earnings per share. No adjustment was made to the carrying amount of the redeemable non-controlling interest as the excess of the redemption amount over the carrying amount was minimal, or a negative amount on February 29, 2024 and February 28, 2023. In the event the formulaic redemption price is positive and greater than the carrying amount of the redeemable noncontrolling interest balance, an adjustment to the carrying amount of the non-controlling interest would be recorded.

The following table provides the rollforward of the redeemable non-controlling interest for the year ended February 29, 2024:

Redeemable Non-controlling Interest
Balance at February 28, 2021	$-
Initial investment by Sharp	2,069
Net loss attributable to non-controlling interest	(1,483)
Foreign currency translation	(75)
Balance at February 28, 2022	511
Net loss attributable to non-controlling interest	(1,191)
Comprehensive loss attributable to non-controlling interest	(125)
Foreign currency translation	(88)
Balance at February 28, 2023	(893)
Net loss attributable to non-controlling interest	(2,535)
Comprehensive loss attributable to non-controlling interest	143
Foreign currency translation	82
Balance at February 29, 2024	$(3,203)

The purpose of this acquisition was to expand the Company’s market share and product offerings within the premium audio industry. The joint venture owns the Onkyo and Integra brands and has the licensing rights to the Pioneer brands. The Company markets and sells a variety of products under the Onkyo, Integra, and Pioneer brands through the Company's subsidiary, 11 Trading Company. Onkyo’s results of operations are included in the consolidated financial statements of Voxx in our Consumer Electronics segment from September 8, 2021. Onkyo's sales eliminate in consolidation. Prior to the acquisition, PAC operated under a distribution agreement with OHEC through its 11TC subsidiary, selling Onkyo and Pioneer products to Voxx customers. No additional customer contracts were acquired in conjunction with the acquisition and 11TC continues to sell these products to the same pre-acquisition customer base.

Historical financial statements for Onkyo prior to the acquisition were not available and it is impracticable for the Company to determine the impact the acquisition would have had on the Company’s revenue or net loss had it been included in the consolidated results of the Company for the full year ended February 28, 2022.

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

Effective September 1, 2015, Voxx acquired a majority voting interest in substantially all of the assets and certain specified liabilities of EyeLock, Inc. and EyeLock Corporation, a market leader of iris-based identity authentication solutions, through a newly formed entity, EyeLock LLC. The Company has issued EyeLock LLC a promissory note for the purposes of repaying protective advances and funding working capital requirements of the company. On August 25, 2022, this promissory note was amended and restated to allow EyeLock LLC to borrow up to maximum of $71,200. Through March 1, 2019, interest on the outstanding principal of the loan accrued at 10%. From March 1, 2019 forward, interest accrues at 2.5%. The amended and restated promissory note is due on February 28, 2025. The outstanding principal balance of this promissory note is convertible at the sole option of Voxx into units of EyeLock LLC. If Voxx chooses not to convert into equity, the outstanding loan principal of the amended and restated promissory note will be repaid at a multiple of 1.50 based on the repayment date. The agreement includes customary events of default and is collateralized by all of the property of EyeLock LLC.

We have determined that we hold a variable interest in EyeLock LLC as a result of:

•
our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and
•
the loan agreement with EyeLock LLC, which has a total outstanding principal balance of $69,377 as of February 29, 2024.

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

On April 29, 2021, EyeLock LLC entered into a three-year exclusive distribution agreement (the “Agreement”) with GalvanEyes Partners LLC (“GalvanEyes”), a Florida LLC managed by Beat Kahli, a significant shareholder of Voxx. The Agreement provides that GalvanEyes would become the exclusive distributor of EyeLock products in the European Union, Switzerland, Puerto Rico, Malaysia, and Singapore, with the exception of any existing customer relationships. GalvanEyes was also granted exclusive distribution rights in the United States for the residential real estate market and specific U.S. Government agencies, and non-exclusive distribution rights in all other territories and verticals with the Company’s consent. The Agreement also includes a put/call arrangement, whereby GalvanEyes has the right to put the exclusivity back to EyeLock after the initial two-year period for a 20.0% interest in EyeLock. In turn, EyeLock has the ability to call the exclusivity during the term of the Agreement, based on the occurrence of certain events, which would result in a 20.0% equity interest given to GalvanEyes. Under the Agreement, in addition to paying for any products purchased, GalvanEyes agreed to pay EyeLock $10,000 in the form of an annual fee, over a two-year period, of up to $5,000 per year, with payments on a quarterly basis beginning on September 1, 2021. Any gross profit generated on the sale of EyeLock LLC products by GalvanEyes will be deducted from the annual fee. The value of the put/call arrangement was not significant at February 29, 2024 or February 28, 2023. The quarterly installment payments owed by GalvanEyes, totaling $2,500 for the quarters ended May 31, 2023 and August 31, 2023, remain unpaid and are currently past due. Interest has been accrued on the outstanding balance at a rate of 8% through February 29, 2024. The past due payments, plus accrued interest, are recorded as receivables due from GalvanEyes at February 29, 2024 on the accompanying Consolidated Balance Sheet. The Company has also recorded a corresponding liability within Other long-term liabilities on the accompanying Consolidated Balance Sheets, representing a prepayment made by GalvanEyes of a 20% interest in EyeLock upon exercise of the put option. The balance of this liability at February 29, 2024 and February 28, 2023 was $9,817 and $7,317, respectively, which includes the balance receivable at February 29, 2024, as well as previous payments received since September 1, 2021.

On March 1, 2024, EyeLock LLC entered into a joint venture agreement with GalvanEyes to engage in a newly formed entity, BioCenturion LLC, to operate its biometrics business. EyeLock and GalvanEyes have each agreed to contribute selected assets and liabilities to the joint venture, with GalvanEyes controlling the day-to-day operations of the joint venture. All working capital needs and the funding of losses of the joint venture shall be borne by GalvanEyes for the first two years. Beat Kahli will serve as Chairman of the Board and Chief Executive Officer of BioCenturion LLC. In conjunction with the formation of the joint venture, the distribution agreement between EyeLock LLC and GalvanEyes was terminated, and a promissory note was signed by GalvanEyes for the repayment of the remaining quarterly installments due at February 29, 2024. The balance will be paid in eight quarterly installments beginning May 31, 2024 and ending on February 28, 2026 with interest accruing at a rate of 8%.

Assets and Liabilities of EyeLock LLC

The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheets as of February 29, 2024 and February 28, 2023:

	February 29, 2024	February 28, 2023
Assets
Current assets:
Cash and cash equivalents	$-	$158
Accounts receivable, net	64	520
Inventory, net	1,839	1,836
Due from GalvanEyes LLC, current	1,238	-
Prepaid expenses and other current assets	58	93
Total current assets	3,199	2,607
Property, plant and equipment, net	4	9
Intangible assets, net	1,514	1,786
Due from GalvanEyes LLC, less current portion	1,340
Other assets	5	8
Total assets	$6,062	$4,410
Liabilities and Partners' Deficit
Current liabilities:
Accounts payable	$759	$864
Interest payable to VOXX	16,525	14,803
Accrued expenses and other current liabilities	287	296
Due to VOXX	69,377	66,175
Total current liabilities	86,948	82,138
Prepaid ownership interest due to GalvanEyes LLC	9,817	7,317
Other long-term liabilities	1,200	1,200
Total liabilities	97,965	90,655
Commitments and contingencies
Partners' deficit:
Capital	41,416	41,416
Retained losses	(133,319)	(127,661)
Total partners' deficit	(91,903)	(86,245)
Total liabilities and partners' deficit	$6,062	$4,410

The assets of EyeLock LLC can only be used to satisfy the obligations of EyeLock LLC.

Revenue and Expenses of EyeLock LLC

The following table sets forth the revenue and expenses of EyeLock LLC that were included in our Consolidated Statements of Operations and Comprehensive Loss for the years ended February 29, 2024, February 28, 2023, and February 28, 2022:

	Year Ended	Year Ended	Year Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Net sales	$531	$1,046	$882
Cost of sales	422	688	694
Gross profit	109	358	188
Operating expenses:
Selling	410	575	653
General and administrative	1,638	1,509	1,410
Engineering and technical support	2,034	2,355	5,817
Restructuring expenses (Note 6)	27	-	-
Total operating expenses	4,109	4,439	7,880
Operating loss	(4,000)	(4,081)	(7,692)
Other (expense) income:
Interest and bank charges	(1,736)	(1,720)	(1,662)
Other, net	78	(15)	—
Total other expense, net	(1,658)	(1,735)	(1,662)
Loss before income taxes	(5,658)	(5,816)	(9,354)
Income tax expense	—	—	—
Net loss	$(5,658)	$(5,816)	$(9,354)

4)
Receivables from Vendors

The Company has recorded receivables from vendors in the amount of $1,192 and $112 as of February 29, 2024 and February 28, 2023, respectively. Receivables from vendors primarily represent prepayments on product shipments and product reimbursements. At February 29, 2024, the balance in Receivables from Vendors includes a balance due from one of the Company's vendors related to defective product that the vendor has agreed to reimburse the Company for. The balance is expected to be collected during Fiscal 2025.

5)
Equity Investment

The Company has a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary ("ASA"), which acts as a distributor of mobile electronics specifically designed for niche markets within the Automotive industry, including RV’s; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles. ASC 810 requires the Company to evaluate non-consolidated entities periodically, and as circumstances change, to determine if an implied controlling interest exists. During Fiscal 2024, the Company evaluated this equity investment and concluded that ASA is not a variable interest entity. ASA’s fiscal year end is November 30, 2023; however, the results of ASA as of and for the twelve months ended February 29, 2024 have been recorded in the consolidated financial statements.

The following presents summary financial information of ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	February 29, 2024	February 28, 2023
Current assets	$43,790	$48,391
Non-current assets	7,579	6,525
Liabilities	8,609	10,880
Members' equity	42,760	44,036

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Net sales	$76,939	$104,997	$114,825
Gross profit	20,326	25,671	27,517
Operating income	8,913	13,749	15,695
Net income	9,832	13,938	15,780

The Company's share of income from ASA for the years ended February 29, 2024, February 28, 2023 and February 28, 2022 was $4,916, $6,969, and $7,890, respectively. In addition, the Company received cash distributions from ASA totaling $5,554, $6,300, and $9,809 during the years ended February 29, 2024, February 28, 2023, and February 28, 2022, respectively.

Undistributed earnings from equity investments amounted to $16,054 and $16,692 at February 29, 2024 and February 28, 2023, respectively.

Net sales transactions between the Company and ASA were $244, $232, and $315 for the years ended February 29, 2024, February 28, 2023, and February 28, 2022, respectively. Accounts receivable balances from ASA were $24 and $49 as of February 29, 2024 and February 28, 2023, respectively.

6)
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	February 29, 2024	February 28, 2023
Commissions	$646	$623
Employee compensation	9,340	15,878
Professional fees and accrued settlements	1,466	1,526
Future warranty	4,966	5,845
Refund liability	3,648	5,181
Freight and duty	5,629	7,508
Royalties, advertising and other	12,543	5,295
Total accrued expenses and other current liabilities	$38,238	$41,856

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

During the second quarter of Fiscal 2023, the Company began moving certain of its OEM production operations from Florida to Mexico and during the second quarter of Fiscal 2024, the Company implemented a cost reduction initiative in order to streamline operations, reduce costs, and align its business in response to market conditions. As a result of these initiatives, the Company incurred restructuring expenses, consisting primarily of severance payments due to global workforce reductions, of $2,136 and $870 for the years ended February 29, 2024 and February 28, 2023, respectively. For the year ended February 29, 2024, $890 of our restructuring charges were incurred by the Automotive segment, $1,071 was incurred by the Consumer Electronics segment, $27 was incurred by the Biometrics segment, and $148 was incurred by Corporate. For the year ended February 28, 2023, all restructuring charges were incurred by the Automotive segment. At February 29, 2024, $407 of these restructuring charges were not yet settled and are included in Accrued expenses and other current liabilities within Employee compensation in the above presentation. The Company expects substantially all of this liability balance to be settled during first quarter of Fiscal 2025. Additional restructuring charges related to relocation and cost reductions may be incurred during Fiscal 2025.

7)
Financing Arrangements

The Company has the following financing arrangements:

	February 29, 2024	February 28, 2023
Domestic credit facility (a)	$63,843	$29,000
Florida mortgage (b)	5,615	6,115
Euro asset-based lending obligation - VOXX Germany (c)	—	—
Shareholder loan payable to Sharp (d)	3,813	4,079
Total debt	73,271	39,194
Less: current portion of long-term debt	500	500
Long-term debt before debt issuance costs	72,771	38,694
Less: debt issuance costs	890	1,181
Total long-term debt	$71,881	$37,513

a)
Domestic Bank Obligations

The Company has a senior secured credit facility (the “Credit Facility") with Wells Fargo Bank, N.A. (“Wells Fargo”), that provides for a revolving credit facility with committed availability of up to $165,000. The Credit Facility also includes a $50,000 sublimit for letters of credit and a $15,000 sublimit for Swing Loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory and certain real estate, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 7(b)). The remaining availability under the revolving credit line of the Credit Facility was $55,346 as of February 29, 2024.

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

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or SOFR Loans, except that Swing Loans may only be designated as Base Rate Loans. Loans under the Credit Facility designated as SOFR Loans shall bear interest at a rate equal to the then-applicable SOFR Rate plus a range of 1.75% - 2.25% (7.61% at February 29, 2024). Loans under the Credit Facility designated as Base Rate Loans shall bear interest at a rate equal to the applicable margin for Base Rate Loans of 0.75% - 1.25%, as defined in the agreement and shall not be lower than 1.75% (9.50% at February 29, 2024).

Provided the Company is in a Compliance Period (the period commencing on the day in which Excess Availability is less than 15% of the Maximum Revolver Amount and ending on a day in which Excess Availability is equal to or greater than 15% for any consecutive 30-day period thereafter), the Credit Facility requires compliance with a financial covenant calculated as of the last day of each month consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment, including the declaration of dividends; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the Credit Facility, the lenders would have the right to assume dominion and control over the Company's cash. As of February 29, 2024, the Company was not in a Compliance Period.

The obligations under the Credit Facility are secured by a general lien on, and security interest in, substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles, and inventory. The Company, as parent, has guaranteed the obligations of its subsidiary borrowers under the Credit Facility.

The Company has deferred financing costs related to the Credit Facility and previous amendments and modifications of the Credit Facility. Deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance and are amortized through Interest and bank charges in the Consolidated Statements of Operations and Comprehensive Loss over the remaining term of the Credit Facility. The Company amortized $361, $231, and $241 during the years ended, February 29, 2024, February 28, 2023 and February 28, 2022, respectively. The net unamortized balance of these deferred financing costs at February 29, 2024 is $799.

Charges incurred on the unused portion of the Credit Facility and its predecessor revolving credit facility during the years ended February 29, 2024, February 28, 2023, and February 28, 2022 totaled $696, $686, and $739, respectively, and are included within Interest and Bank Charges on the Consolidated Statements of Operations and Comprehensive Loss.

b)
Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida (the “Construction Loan”). Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. On May 1, 2023, VOXX HQ LLC consented to a First Amendment and Supplement to the Indenture of Trust relating to the Florida Industrial Revenue Bonds, and which provided for a replacement benchmark from LIBOR to SOFR, including a modification to the interest rate to 79% of the applicable SOFR Rate plus 1.87% (6.07% at February 29, 2024). The Florida Mortgage is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The Company is in compliance with the financial covenants of the Florida Mortgage, which are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016 and amended in April 2021 and February 2023.

The Company incurred debt financing costs totaling approximately $332 as a result of obtaining the Florida Mortgage, as well as $40 related to the May 2023 amendment, which are recorded as deferred financing costs and included in Long-term debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and are being amortized through Interest and bank charges in the Consolidated Statements of Operations and Comprehensive Loss over the ten-year term of the Florida Mortgage. The Company amortized $43 of these costs during the year ended February 29, 2024 and $31 during both of the years ended February 28, 2023 and February 28, 2022, respectively. The net unamortized balance of these deferred financing costs at February 29, 2024 is $91.

On July 20, 2015, the Company entered into an interest rate swap agreement in order to hedge interest rate exposure related to the Florida Mortgage, which was amended on May 3, 2023 in conjunction with the amendment to the Florida Mortgage. The swap contract was amended to reference the SOFR Rate, as well as set a fixed rate equal to 3.43% (see Note 1(e)).

c)
Euro Asset-Based Lending Obligation – VOXX Germany

Foreign bank obligations include a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000, for the Company's subsidiary, VOXX Germany, which expires on October 31, 2024. The rate of interest for the ABL is the three-month Euribor plus 3.55% (7.49% at February 29, 2024).

d)
Shareholder Loan Payable to Sharp

In conjunction with the capitalization and funding of the Company’s Onkyo joint venture with its partner Sharp, which was created in order to execute the acquisition of certain assets of the home audio/video business of OHEC on September 8, 2021 (see Note 2), Onkyo entered into a loan agreement with the shareholders of the joint venture, PAC and Sharp. The loan balance outstanding at February 29, 2024 represents the portion of the loan payable to Sharp. The loan balance due to PAC eliminates in consolidation. All amounts outstanding under the loan will mature and become payable ten years from the execution date of the acquisition, which is September 8, 2031. The loan may be prepaid subject the approval of the board of directors of the joint venture and must be repaid if either the put or call option is exercised in accordance with the joint venture agreement. The rate of interest for the shareholder loan is 2.5% and the loan is secured by a second priority lien on and secured interest in all assets of Onkyo.

The following is a maturity table for debt and bank obligations outstanding at February 29, 2024 for each of the following fiscal years:

2025	$500
2026	500
2027	68,458
2028	-
2029	-
Thereafter	3,813
Total	$73,271

The weighted-average interest rate on short-term debt was 3.48% for both Fiscal 2024 and Fiscal 2023. Interest expense related to the Company's financing arrangements for the years ended February 29, 2024, February 28, 2023 and February 28, 2022 was $4,373, $2,299, and $550, respectively, of which $3,070 and $1,507 was related to the Credit Facility for the years ended February 29, 2024 and February 28, 2023. For the year ended February 28, 2022, none of the Company’s interest expense was related to the Credit Facility, as there was no outstanding balance during Fiscal 2022.

8)
Income Taxes

The components of income (loss) before the provision (benefit) for income taxes are as follows:

	Year Ended	Year Ended	Year Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Domestic Operations	$(36,128)	$(33,501)	$(26,665)
Foreign Operations	(11,249)	2,551	826
	$(47,377)	$(30,950)	$(25,839)

The provision (benefit) for income taxes is comprised of the following:

	Year Ended	Year Ended	Year Ended
	February 29, 2024	February 28, 2023	February 28, 2022
Current provision (benefit)
Federal	$(231)	$254	$20
State	72	242	804
Foreign	811	1,248	2,148
Total current provision	$652	$1,744	$2,972
Deferred (benefit) provision
Federal	$(721)	$(394)	$(2,300)
State	(520)	(271)	1,010
Foreign	(1,196)	(1,118)	(56)
Total deferred (benefit) provision	$(2,437)	$(1,783)	$(1,346)
Total (benefit) provision
Federal	$(952)	$(140)	$(2,280)
State	(448)	(29)	1,814
Foreign	(385)	130	2,092
Total (benefit) provision	$(1,785)	$(39)	$1,626

The effective tax rate before income taxes varies from the current statutory U.S. federal income tax rate as follows:

	Year Ended		Year Ended		Year Ended
	February 29, 2024		February 28, 2023		February 28, 2022
Tax benefit at Federal statutory rates	$(9,949)	21.0%	$(6,499)	21.0%	$(5,426)	21.0%
State income taxes, net of Federal benefit	(692)	1.5	(711)	2.3	(282)	1.1
Change in valuation allowance	6,589	(13.9)	5,785	(18.7)	7,214	(28.0)
Change in tax reserves	(183)	0.4	(173)	0.5	(227)	0.9
Non-controlling interest	463	(1.0)	476	(1.5)	766	(3.0)
U.S. effects of foreign operations	-	—	379	(1.2)	(2,135)	8.3
Permanent differences and other	195	(0.4)	794	(2.6)	581	(2.2)
Capital loss carryforward expiration	3,464	(7.3)	-	-	-	-
Foreign rate differential	(879)	1.9	402	(1.3)	787	(3.1)
Change in tax rate	(255)	0.5	39	(0.1)	105	(0.4)
Research & development credits	(538)	1.1	(531)	1.7	243	(0.9)
Effective tax rate	$(1,785)	3.8%	$(39)	0.1%	$1,626	(6.3)%

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying values of assets and liabilities for financial reporting and tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	February 29, 2024	February 28, 2023
Deferred tax assets:
Accounts receivable	$-	$192
Inventory	3,732	4,196
Property, plant and equipment	3,092	2,467
IRC Section 174 - Capitalized R&D	5,171	3,735
Interim arbitration award	-	10,453
Operating lease	675	811
Accruals and reserves	3,018	6,097
Deferred compensation	205	268
Warranty reserves	1,198	1,465
Unrealized gains and losses	1,337	4,877
Partnership investments	3,904	3,262
163(j) interest limitation	1,786	-
Net operating losses	22,881	5,270
Foreign tax credits	2,111	1,739
Other tax credits	6,334	5,344
Deferred tax assets before valuation allowance	55,444	50,176
Less: valuation allowance	(41,845)	(35,421)
Total deferred tax assets	13,599	14,755
Deferred tax liabilities:
Intangible assets	(12,858)	(16,035)
Prepaid expenses	(1,295)	(1,513)
Operating lease	(652)	(798)
Deferred financing fees	(32)	(46)
Total deferred tax liabilities	(14,837)	(18,392)
Net deferred tax liability	$(1,238)	$(3,637)

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

The Company evaluates the realizability of deferred tax assets on a jurisdictional basis at each reporting date. Accounting for income taxes requires that a valuation allowance be established when it is more likely than not that all or a portion of the deferred tax assets will not be realized. In circumstances where there is sufficient negative evidence indicating that the deferred tax assets are not more likely than not realizable, we establish a valuation allowance. In addition, the Company maintains a valuation allowance against deferred tax assets in certain foreign jurisdictions. The Company's valuation allowance increased by $6,424 during the year ended February 29, 2024. Any further increase or reduction in the valuation allowance could have a favorable or unfavorable impact on our income tax provision and net income in the period in which such determination is made.

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

As of February 29, 2024, the Company has foreign tax credits of $1,424 which expire in tax years 2027 through 2032. The Company has federal research and development tax credits of $5,083 which expire in tax years 2035 through 2043. The Company has a federal net operating loss carryforward of $48,061 that can be carried forward indefinitely and can only offset 80% of taxable income. The Company has various foreign net operating loss carryforwards, state net operating loss carryforwards, and state tax credits that expire in various years and amounts through tax year 2043.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

Balance at February 28, 2021	$6,860
Additions based on tax positions taken in the current and prior years	140
Settlements	—
Decreases based on tax positions taken in the prior years	(563)
Other	(172)
Balance at February 28, 2022	$6,265
Additions based on tax positions taken in the current and prior years	114
Settlements	—
Decreases based on tax positions taken in the prior years	(484)
Other	89
Balance at February 28, 2023	$5,984
Additions based on tax positions taken in the current and prior years	452
Settlements	—
Decreases based on tax positions taken in prior years	(995)
Other	184
Balance at February 29, 2024	$5,625

Of the amounts reflected in the table above at February 29, 2024, $5,625, if recognized, would reduce our effective tax rate. If recognized, $4,958 of the unrecognized tax benefits are likely to attract a full valuation allowance, thereby offsetting the favorable impact to the effective tax rate. Our unrecognized tax benefit non-current consolidated balance sheet liability, including interest and penalties, is $809. The Company records accrued interest and penalties related to income tax matters in the provision for income taxes in the accompanying Consolidated Statements of Operations and Comprehensive Loss. For the years ended February 29, 2024, February 28, 2023 and February 28, 2022, interest and penalties on unrecognized tax benefits were $(52), $(5) and $(28), respectively. The balance as of February 29, 2024 and February 28, 2023 was $142 and $194, respectively. It is reasonably possible that unrecognized tax benefits will decrease by approximately $400 within the next 12 months.

The Company, or one of its subsidiaries, files its tax returns in the U.S. and certain state and foreign income tax jurisdictions with varying statutes of limitations. The earliest years' tax returns filed by the Company that are still subject to examination by the tax authorities in the major jurisdictions are as follows:

Jurisdiction	Tax Year

U.S.	2019
Netherlands	2018
Germany	2019

9)
Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	—	—	—	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	—	—	—
Class A Common Stock	$0.01	60,000,000	60,000,000	19,698,562	20,589,946	one	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	ten	Ratably with Class A

The holders of Class A and Class B common stock are entitled to receive cash or property dividends declared by the Board of Directors. The Board of Directors can declare cash dividends for Class A common stock, subject to the Company's loan covenants (see Note 7), in amounts equal to or greater than the cash dividends for Class B common stock. Dividends other than cash must be declared equally for both classes. Each share of Class B common stock may, at any time, be converted into one share of Class A common stock. The Company's Class A common shares outstanding are presented net of 577,581 shares subject to possible redemption at both February 29, 2024 and February 28, 2023 (see Note 1(u)).

Stock held in treasury by the Company is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders' equity and amounted to 4,287,041 and 3,370,657 shares at February 29, 2024 and February 28, 2023, respectively. The cost basis for subsequent sales of treasury shares is determined using an average cost method. In Fiscal 2020, the Company was authorized by the Board of Directors to increase the number of Class A Common Stock available for repurchase in the open market to 3,000,000. During the years ended February 29, 2024, February 28, 2023, and February 28, 2022, the Company repurchased 916,384, 508,439, and 113,000 shares of Class A Common Stock, respectively, for an aggregate cost of $9,288, $5,147, and $1,220, respectively. As of February 29, 2024, 881,053 shares of the Company's Class A common stock are authorized to be repurchased in the open market.

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

As of February 29, 2024, approximately 1,759,000 shares of the Company's Class A common stock are reserved for issuance under the Company's Restricted and Stock Option Plans.

b)
401(k) Plans

The VOXX International Corporation 401(k) plan is for all eligible domestic employees. The Company matches a portion of the participant's contributions after three months of service under a predetermined formula based on the participant's contribution level. Shares of the Company's Common Stock are not an investment option in the 401(k) plan and the Company does not use such shares to match participants' contributions. During the years ended February 29, 2024, February 28, 2023, and February 28, 2022, the Company contributed, net of forfeitures, $750, $685, and $689 to the 401(k) Plan.

c)
Deferred Compensation Plan

A Deferred Compensation Plan (the “Plan”) was adopted by the Company in 1999 for Vice Presidents and above. The Plan was intended to provide certain executives with supplemental retirement benefits as well as to permit the deferral of more of their compensation than they are permitted to defer under the Profit Sharing and 401(k) Plans. The Plan was not intended to be a qualified plan under the provisions of the Internal Revenue Code. All compensation deferred under the Plan has been held by the Company in an investment trust which is considered an asset of the Company.

The investments, which amounted to $828 and $1,053 at February 29, 2024 and February 28, 2023, respectively, are classified as long-term marketable equity securities and are included in Investment securities on the accompanying Consolidated Balance Sheets and a corresponding liability is recorded in Deferred compensation, which is classified as a non-current liability. Unrealized gains and losses on the marketable securities and corresponding deferred compensation liability net to zero in the accompanying Consolidated Statements of Operations and Comprehensive Loss. The Plan was terminated on May 1, 2023. Payments of the remaining balance will be made to the participating employees in two installments on June 1, 2024 and March 1, 2025.

11)
Lease Obligations

The Company accounts for operating and finance leases in accordance with ASC Topic 842, Leases. We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration. Control of an underlying asset is conveyed if we obtain the rights to direct the use of, and to obtain substantially all of the economic benefit from, the use of the underlying asset. Some of our leases include both lease and non-lease components which are accounted for as a single lease component, as we elected the practical expedient in ASC 842-10-15-37. Some of our operating lease agreements include variable lease costs, including taxes, common area maintenance, or increases in rental costs related to inflation. Such variable payments, other than those dependent upon a market index or rate, are expensed when the obligation for those payments is incurred. Lease expense is recorded in operating expenses in the Consolidated Statements of Operations and Comprehensive Loss. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of 12 months or less which do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise are considered short term leases and are not recorded on the balance sheet. The Company had no short-term leases during the year ended February 29, 2024.

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

Refer to the Consolidated Statements of Cash Flows for supplemental cash flow information related to leases.

The components of lease cost for the year ended February 29, 2024 were as follows:

	February 29, 2024	February 28, 2023	February 28, 2022
Operating lease cost (a) (c)	$1,377	$1,508	$1,383
Finance lease cost:
Amortization of right of use assets (a)	372	283	403
Interest on lease liabilities (b)	53	4	11
Total finance lease cost	$425	$287	$414

(a)
Recorded within Selling, general, and administrative; Engineering and technical support; and Cost of sales on the Consolidated Statements of Operations and Comprehensive Loss.
(b)
Recorded within Interest and bank charges on the Consolidated Statements of Operations and Comprehensive Loss.
(c)
Includes immaterial amounts related to variable rent expense.

Supplemental balance sheet information related to leases is as follows:

	February 29, 2024	February 28, 2023
Operating Leases
Operating lease, right of use assets	$2,577	$3,632
Total operating lease right of use assets	$2,577	$3,632
Accrued expenses and other current liabilities	$782	$1,173
Operating lease liabilities, less current portion	1,884	2,509
Total operating lease liabilities	$2,666	$3,682
Finance Leases
Property, plant and equipment, gross	$3,835	$2,754
Accumulated depreciation	(2,863)	(2,491)
Total finance lease right of use assets	$972	$263
Accrued expenses and other current liabilities	$349	$203
Finance lease liabilities, less current portion	644	63
Total finance lease liabilities	$993	$266
Weighted Average Remaining Lease Term
Operating leases	4.9 years	5.0 years
Finance leases	3.1 years	1.2 years
Weighted Average Discount Rate
Operating leases	4.12%	3.83%
Finance leases	8.45%	3.51%

At February 29, 2024, maturities of lease liabilities for each of the succeeding years were as follows:

	Operating Leases	Finance Leases
2025	$851	$435
2026	608	364
2027	401	194
2028	246	122
2029	241	71
Thereafter	549	-
Total lease payments	2,896	1,186
Less imputed interest	230	193
Total	$2,666	$993

As of February 29, 2024, the Company has not entered into any lease agreements that have not yet commenced.

The Company owns and occupies buildings as part of its operations. Certain space within these buildings may, from time to time, be leased to third parties from which the Company earns rental income as lessor. This leased space is recorded within property, plant and equipment and was not material to the Company's Consolidated Balance Sheets at February 29, 2024. Rental income earned by the Company for the years ended February 29, 2024, February 28, 2023, and February 28, 2022 was $937, $911, and $678, respectively, which is recorded within Other income (expense).

12)
Financial Instruments
a)
Off-Balance Sheet Risk

Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company also issues standby letters of credit principally to secure certain bank obligations and insurance policies. The Company had no open commercial letters of credit at February 29, 2024. Standby letters of credit amounted to $37 at February 29, 2024. The terms of these letters of credit are all less than one year. No material loss is anticipated due to nonperformance by the counter parties to these agreements. The fair value of the standby letters of credit is estimated to be the same as the contract values based on the short-term nature of the fee arrangements with the issuing banks.

At February 29, 2024, the Company had unconditional purchase obligations for inventory commitments of $62,458. These obligations are not recorded in the consolidated financial statements until commitments are fulfilled and such obligations are subject to change based on negotiations with manufacturers.

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

At February 29, 2024 and February 28, 2023, the Company's five largest customer balances accounted for approximately 28% and 20% of accounts receivable, respectively, and at February 29, 2024, one customer represented 12% of the Company's accounts receivable balance. The Company's five largest customers represented 18%, 17%, and 21% of net sales during the years ended February 29, 2024, February 28, 2023, and February 28, 2022, respectively. No single customer accounted for more than 10% of net sales during the years ended February 29, 2024, February 28, 2023, or February 28, 2022.

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

Our Automotive Electronics segment designs, manufactures, distributes and markets automotive security, vehicle access, and remote start modules and systems; smart phone telematics applications; mobile multi-media infotainment products and rear-seat entertainment products, including overhead, seat-back, and headrest systems; rear observation and collision avoidance systems/blind spot sensors/automotive sensing and camera systems/driver distraction products; 360 camera applications; distribution of satellite radios, including plug and play models and direct connect models; cruise control systems; private label audio products; heated seats; interior lighting solutions; security and shock sensors; turn signal switches; puddle lamps; box lights; harnesses; Electric Vehicle Sound Systems ("EVSS"); interior lighting systems; and logo lighting modules.

Our Consumer Electronics segment designs, manufactures, distributes and markets premium loudspeakers; architectural speakers; commercial and cinema speakers; outdoor speakers; wireless and Bluetooth speakers; A/V receivers; high performance 2 channel loudspeakers; high performance 2 channel electronics; high performance party speakers; home theater systems; business music systems; streaming music systems; on-ear and in-ear headphones; wired and wireless headphones and ear buds; Bluetooth headphones and ear buds; soundbars; solar powered balcony systems; High-Definition Television ("HDTV") antennas; Wireless Fidelity ("WiFi") antennas; High-Definition Multimedia Interface ("HDMI") accessories; hearing aids and personal sound amplifiers; karaoke products; infant/nursery products; home electronic accessories such as cabling, power cords, and other connectivity products; performance enhancing electronics; T.V. universal remote controls; flat panel TV mounting systems; power supply systems and charging products; electronic equipment cleaning products; set-top boxes; and home and portable stereos.

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

The accounting principles applied at the consolidated financial statement level are generally the same as those applied at the operating segment level and intersegment sales are not material. The segments are allocated interest expense, based upon a pre-determined formula, which utilizes a percentage of each operating segment's intercompany balance, and is offset in Corporate/Eliminations.

Segment data for each of the Company's segments are presented below:

	Automotive Electronics	Consumer Electronics	Biometrics	Corporate/ Eliminations	Total
Fiscal Year Ended February 29, 2024
Net sales	$142,341	$326,618	$531	$(579)	$468,911
Equity in income of equity investees	4,916	—	—	—	4,916
Interest expense and bank charges	1,884	7,790	1,736	(4,475)	6,935
Depreciation and amortization expense	3,240	5,868	280	3,056	12,444
Loss before income taxes (a) (b) (c)	(6,008)	(19,332)	(5,658)	(16,379)	(47,377)

Fiscal Year Ended February 28, 2023
Net sales	$174,811	$357,758	$1,046	$399	$534,014
Equity in income of equity investees	6,969	—	—	—	6,969
Interest expense and bank charges	1,917	8,033	1,720	(7,027)	4,643
Depreciation and amortization expense	3,245	6,534	287	3,064	13,130
Loss before income taxes (a) (b) (c)	(3,236)	(1,101)	(5,816)	(20,797)	(30,950)

Fiscal Year Ended February 28, 2022
Net sales	$200,594	$433,925	$882	$519	$635,920
Equity in income of equity investees	7,890	—	—	—	7,890
Interest expense and bank charges	1,510	7,827	1,662	(8,467)	2,532
Depreciation and amortization expense	3,049	4,957	297	4,095	12,398
Income (loss) before income taxes (a)	8,471	28,645	(9,354)	(53,601)	(25,839)

(a)
Included within Income (loss) before income taxes within Corporate/Eliminations for the year ended February 28, 2022 is a charge of $39,444 recorded for an arbitration award unfavorable to the Company (see Note 15). Included within Loss before income taxes on Corporate/Eliminations for the year ended February 28, 2023 are charges of $3,944, representing interest expense, as well as charges for legal fee reimbursements and a settlement for a patent arbitration related to the final arbitration award. Included within Loss before income taxes on Corporate/Eliminations for the year ended February 28, 2024 is a net credit recorded of $763, representing interest expense related to the final arbitration award, offset by the reversal of previous accrued charges as a result of the final settlement of the arbitration award, which was paid during the fourth quarter of Fiscal 2024.
(b)
Included within Loss before income taxes within the Consumer Electronics segment for the year ended February 29, 2024 are intangible asset impairment charges totaling $14,214. Included within Loss before income taxes within the Automotive Electronics segment for the year ended February 28, 2023 is a goodwill impairment charge of $7,373 and an intangible asset impairment charge of $1,300 (see Note 1(k)).
(c)
Included within Loss before income taxes within Corporate/Eliminations for the years ended February 29, 2024 and February 28, 2023 are foreign currency losses of $2,795 and $3,267, respectively, attributable to the Company's Onkyo subsidiary related to intercompany transactions and financial statement translation adjustments.

Geographic net sales information in the table below is based on the location of the selling entity. Long-lived assets, consisting of fixed assets, are reported below based on the location of the asset.

	United States	Europe	Other	Total
Fiscal Year Ended February 29, 2024
Net sales	$362,749	$88,563	$17,599	$468,911
Long-lived assets	40,693	3,172	1,205	45,070

Fiscal Year Ended February 28, 2023
Net sales	$421,296	$79,677	$33,041	$534,014
Long-lived assets	41,925	3,164	1,955	47,044

Fiscal Year Ended February 28, 2022
Net sales	$506,226	$97,396	$32,298	$635,920
Long-lived assets	44,751	3,422	1,621	49,794

14)
Revenue from Contracts with Customers

The Company operates in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. ASC Topic 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales are disaggregated by segments and product type for the years ended February 29, 2024, February 28, 2023, and February 28, 2022.

	Year Ended February 29,	Year Ended February 29,	Year Ended February 29,
	2024	2023	2022
Automotive Electronics Segment
OEM Products	$58,273	$72,979	$65,017
Aftermarket Products	84,068	101,832	135,577
Total Automotive Electronics Segment	142,341	174,811	200,594

Consumer Electronics Segment
Premium Audio Products	237,921	274,544	343,991
Other Consumer Electronic Products	88,697	83,214	89,934
Total Consumer Electronics Segment	326,618	357,758	433,925

Biometrics Segment
Biometric Products	531	1,046	882
Total Biometrics Segment	531	1,046	882

Corporate/Eliminations	(579)	399	519

Total Net Sales	$468,911	$534,014	$635,920

As of February 29, 2024 and February 28, 2023, the balance of the Company's return asset was $1,683 and $2,513, respectively, and the balance of the refund liability was $3,648 and $5,181, respectively, which are presented within Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheets.

The Company had current and non-current contract liability balances totaling $4,419 at February 29, 2024 related to telematic subscription services. The following table provides a reconciliation of the Company’s contract liabilities as of February 29, 2024:

Balance at February 28, 2023	$4,818
Subscription payments received	6,559
Revenue recognized	(6,958)
Balance at February 29, 2024	$4,419

Contract liabilities totaling $3,990 at February 28, 2023 were recognized during the year ended February 29, 2024. $3,810 of the total contract liability balance at February 29, 2024 will be recognized during the next twelve months. The Company had no contract asset balances at February 29, 2024 or February 28, 2023.

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

On August 7, 2023, the U.S. District Court for the Central District of California entered judgment against the Company in the amount of $47,002, of which $40,242 was for damages, attorneys’ fees, and costs and $6,760 was for prejudgment interest.

On August 16, 2023, the Company filed a Notice of Appeal to the Ninth Circuit Court of Appeals.

On December 22, 2023, the Company and Seaguard entered into a Settlement Agreement and Mutual Release, with an effective date of January 10, 2024, in which the Company agreed to pay Seaguard $42,000 in full and final settlement of all judgments and claims that have been awarded or asserted or could have been asserted by Seaguard against the Company and its subsidiaries. An initial payment of $10,000 was made on December 27, 2023 and the final payment of $32,000 was made on January 10, 2024. Upon receipt of the final payment, Seaguard filed a Satisfaction of Judgment with the court and a Dismissal of the Arbitration with the American Arbitration Association. The Company filed a Dismissal of the Appeal after the filing of the Satisfaction of Judgment.

During the year ended February 28, 2022, the Company recorded a charge of $39,444 within Other (expense) income in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income related to the damages awarded to Seaguard in November 2021. During the year ended February 28, 2023, the Company accrued additional charges of $3,944 representing interest due on the award when paid, as well as certain legal fees reimbursable to Seaguard and a patent settlement. During the year ended February 29, 2024, the Company recorded a net credit of $763 to Other (expense) income in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income, representing charges for interest due on the award when paid, offset by the reversal of previous accrued charges resulting from the final settlement paid during the fourth quarter of Fiscal 2024. At February 28, 2023 the Company had a total accrued balance of $43,388 on the accompanying Consolidated Balance Sheet related to the final arbitration award. There was no remaining accrued balance at February 29, 2024.

16)
Subsequent Events

On March 7, 2024, the Company announced that its majority owned subsidiary, EyeLock LLC, entered into a joint venture agreement with GalvanEyes Partners LLC, effective March 1, 2024, to form BioCenturion LLC. The joint venture will operate its biometrics business. Each of the members has agreed to contribute selected assets and liabilities to the joint venture, with GalvanEyes controlling the day-to-day operations of the joint venture. All working capital needs and funding of the joint venture shall be borne by GalvanEyes for the first two years. Beat Kahli, who previously served as President of Voxx and as CEO of GalvanEyes, and who current serves as Vice-chairman of Voxx's Board of Directors, will serve as Chairman of the Board and Chief Executive Officer of BioCenturion LLC.

SCHEDULE II

VOXX INTERNATIONAL CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years ended February 29, 2024, February 28, 2023, and February 28, 2022

(In thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of Year	Gross Amount Charged to Costs and Expenses	Reversals of Previously Established Accruals	Deductions (a)	Balance at End of Year
Year ended February 29, 2024
Allowance for credit losses	$1,398	$625	$—	$71	$1,952
Cash discount allowances	1,117	5,575	—	5,603	1,089
Refund reserve	5,181	19,816	—	21,349	3,648
Year ended February 28, 2023
Allowance for credit losses	$2,182	$(717)	$—	$67	$1,398
Cash discount allowances	1,108	5,218	—	5,209	1,117
Refund reserve	5,469	22,659	—	22,947	5,181
Year ended February 28, 2022
Allowance for credit losses	$1,593	$863	$—	$274	$2,182
Cash discount allowances	1,104	6,320	—	6,316	1,108
Refund reserve	5,145	9,571	—	9,247	5,469

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

3.2	Certificate of Ownership and Merger (incorporated by reference to the Company's Form 8-K filed on December 6, 2011)

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to the Company's Form 8-K filed on December 6, 2011)

21	Subsidiaries of the Registrant (filed herewith)

23	Consent of Grant Thornton LLP (filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

97.1	VOXX International Corporation Policy for the Recovery of Erroneously Awarded Compensation, Effective October 5, 2023

101

The following materials from VOXX International Corporation's Annual Report on Form 10-K for the period ended February 29, 2024, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii), the Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

104	The cover page from VOXX International Corporation’s Annual Report on Form 10-K for the period ended February 29, 2024 has been formatted in Inline XBRL.

All other schedules are omitted because the required information is shown in the financial statements or notes thereto or because they are not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

May 14, 2024	By: /s/ Patrick M. Lavelle
Patrick M. Lavelle,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Patrick M. Lavelle Patrick M. Lavelle	Chief Executive Officer (Principal Executive Officer) and Director	May 14, 2024
/s/ Loriann Shelton Loriann Shelton	Senior Vice President, Chief Operating Officer, and Chief Financial Officer (Principal Financial and Accounting Officer)	May 14, 2024
/s/ John J. Shalam John J. Shalam	Chairman of the Board of Directors	May 14, 2024
/s/ John Adamovich, Jr. John Adamovich, Jr.	Director	May 14, 2024
/s/ Denise Gibson Denise Gibson	Director	May 14, 2024
/s/ Steven Downing Steven Downing	Director	May 14, 2024
/s/ Ari Shalam Ari Shalam	Co-Vice Chairman of the Board of Directors	May 14, 2024

/s/ Beat Kahli Beat Kahli	Co-Vice Chairman of the Board of Directors	May 14, 2024