Form 10-Q
period 2024-05-31
VOXX International Corp
filed 2024-07-10
CIK 807707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of July 8, 2024
Class A Common Stock	20,217,001 Shares
Class B Common Stock	2,260,954 Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	May 31, 2024	February 29, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,160	$10,986
Accounts receivable, net of allowances of $2,758 and $3,041 at May 31, 2024 and February 29, 2024, respectively	64,787	71,066
Inventory	116,230	128,471
Receivables from vendors	1,190	1,192
Due from GalvanEyes LLC, current (Note 21)	-	1,238
Prepaid expenses and other current assets	16,759	20,820
Income tax receivable	4,273	2,095
Total current assets	207,399	235,868
Investment securities	761	828
Equity investments	23,762	21,380
Property, plant and equipment, net	44,420	45,070
Operating lease, right of use assets	3,053	2,577
Goodwill	63,283	63,931
Intangible assets, net	65,265	68,766
Due from GalvanEyes LLC, less current portion (Note 21)	-	1,340
Deferred income tax assets	1,461	1,452
Other assets	2,798	2,794
Total assets	$412,202	$444,006
Liabilities, Redeemable Equity, Redeemable Non-Controlling Interest, and Stockholders' Equity
Current liabilities:
Accounts payable	$25,895	$35,076
Accrued expenses and other current liabilities	36,601	38,238
Income taxes payable	834	1,123
Accrued sales incentives	15,160	18,236
Contract liabilities, current	3,574	3,810
Current portion of long-term debt	4,162	500
Total current liabilities	86,226	96,983
Long-term debt, net of debt issuance costs	63,684	71,881
Finance lease liabilities, less current portion	559	644
Operating lease liabilities, less current portion	2,127	1,884
Deferred compensation	761	828
Deferred income tax liabilities	2,604	2,690
Other tax liabilities	706	809
Prepaid ownership interest in EyeLock LLC due to GalvanEyes LLC (Note 21)	-	9,817
Other long-term liabilities	2,147	2,170
Total liabilities	158,814	187,706
Commitments and contingencies (Note 24)
Redeemable equity: Class A, $.01 par value; 577,581 shares at both May 31, 2024 and February 29, 2024 (Note 8)	4,110	4,110
Redeemable non-controlling interest (Note 2)	(3,158)	(3,203)
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (Note 20)	-	-
Common stock:
Class A, $.01 par value, 60,000,000 shares authorized, 23,990,603 and 23,985,603 shares issued and 19,639,420 and 19,698,562 shares outstanding at May 31, 2024 and February 29, 2024, respectively	240	240
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding at both May 31, 2024 and February 29, 2024	22	22
Paid-in capital	296,044	293,272
Retained earnings	49,003	58,272
Accumulated other comprehensive loss	(16,784)	(17,366)
Less: Treasury stock, at cost, 4,351,183 and 4,287,041 shares of Class A Common Stock at May 31, 2024 and February 29, 2024, respectively	(39,821)	(39,573)
Total VOXX International Corporation stockholders' equity	288,704	294,867
Non-controlling interest	(36,268)	(39,474)
Total stockholders' equity	252,436	255,393
Total liabilities, redeemable equity, redeemable non-controlling interest, and stockholders' equity	$412,202	$444,006

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Three months ended May 31,
	2024	2023
Net sales	$91,661	$111,926
Cost of sales	66,252	84,346
Gross profit	25,409	27,580
Operating expenses:
Selling	9,590	11,166
General and administrative	16,457	19,427
Engineering and technical support	6,244	8,337
Restructuring expenses	231	59
Total operating expenses	32,522	38,989
Operating loss	(7,113)	(11,409)
Other (expense) income:
Interest and bank charges	(2,138)	(1,546)
Equity in income of equity investees	351	1,616
Final arbitration award	-	(986)
Other, net	(1,871)	(701)
Total other expense, net	(3,658)	(1,617)
Loss before income taxes	(10,771)	(13,026)
Income tax benefit	(594)	(1,321)
Net loss	(10,177)	(11,705)
Less: net loss attributable to non-controlling interest	(908)	(967)
Net loss attributable to VOXX International Corporation and Subsidiaries	$(9,269)	$(10,738)
Other comprehensive income (loss):
Foreign currency translation adjustments	595	238
Derivatives designated for hedging	(13)	(60)
Pension plan adjustments	-	(1)
Other comprehensive income, net of tax	582	177
Comprehensive loss attributable to VOXX International Corporation and Subsidiaries	$(8,687)	$(10,561)
Loss per share - basic: Attributable to VOXX International Corporation and Subsidiaries	$(0.40)	$(0.45)
Loss per share - diluted: Attributable to VOXX International Corporation and Subsidiaries	$(0.40)	$(0.45)
Weighted-average common shares outstanding (basic)	23,139,876	23,795,718
Weighted-average common shares outstanding (diluted)	23,139,876	23,795,718

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity

For the three months ended May 31, 2024 and 2023

(In thousands, except share and per share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Treasury Stock	Total Stock- holders' Equity
Balances at February 29, 2024	$262	$293,272	$58,272	$(17,366)	$(39,474)	$(39,573)	$255,393
Net (loss) income	—	—	(9,269)	—	(623)	—	(9,892)
Other comprehensive income, net of tax	—	—	—	582	—	—	582
Cancellation of EyeLock LLC ownership put option, net of shareholder receivable (see Note 21)	—	3,710	—	—	3,829	—	7,539
Cash settlement of market stock units upon vesting of remaining award	—	(1,000)	—	—	—	—	(1,000)
Repurchase of 64,142 shares of common stock	—	—	—	—	—	(248)	(248)
Stock-based compensation expense	—	62	—	—	—	—	62
Balances at May 31, 2024	$262	$296,044	$49,003	$(16,784)	$(36,268)	$(39,821)	$252,436

Balances at February 28, 2023	$262	$292,565	$99,122	$(18,680)	$(37,268)	$(30,285)	$305,716
Net loss	—	—	(10,738)	—	(649)	—	(11,387)
Other comprehensive income, net of tax	—	—	—	177	—	—	177
Repurchase of 371,087 shares of Class A common stock	—	—	—	—	—	(4,113)	(4,113)
Stock-based compensation expense	—	235	—	—	—	—	235
Balances at May 31, 2023	$262	$292,800	$88,384	$(18,503)	$(37,917)	$(34,398)	$290,628

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Three months ended May 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,177)	$(11,705)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,864	3,247
Amortization of debt discount	103	96
Bad debt (recovery) expense	(9)	16
Reduction in the carrying amount of the right of use asset	313	365
Loss on contribution of assets to joint venture	413	-
Equity in income of equity investees	(351)	(1,616)
Distribution of income from equity investees	958	1,596
Deferred income tax benefit	(80)	(232)
Non-cash compensation adjustment	(67)	(154)
Stock based compensation expense	146	258
(Gain) loss on disposal of property, plant, and equipment	-	(33)
Gain on sale of intangible asset	-	(450)
Changes in operating assets and liabilities:
Accounts receivable	6,247	17,401
Inventory	10,442	(9,321)
Receivables from vendors	2	(23)
Prepaid expenses and other	4,315	(1,086)
Investment securities-trading	67	154
Accounts payable, accrued expenses, accrued sales incentives, contract liabilities, and other liabilities	(14,715)	8,220
Income taxes payable	(2,554)	(1,480)
Net cash (used in) provided by operating activities	(2,083)	5,253
Cash flows from investing activities:
Purchases of property, plant, and equipment	(648)	(817)
Proceeds from sale of property, plant, and equipment	-	33
Net cash used in investing activities	(648)	(784)
Cash flows from financing activities:
Principal payments on finance lease obligation	(105)	(70)
Repayment of bank obligations	(43,749)	(39,546)
Borrowings on bank obligations	39,261	37,089
Deferred financing costs	-	(55)
Settlement of market stock unit awards	(1,000)	-
Purchase of treasury stock	(246)	(4,113)
Net cash used in financing activities	(5,839)	(6,695)
Effect of exchange rate changes on cash	1,744	1,327
Net decrease in cash and cash equivalents	(6,826)	(899)
Cash and cash equivalents at beginning of period	10,986	6,134
Cash and cash equivalents at end of period	$4,160	$5,235

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(1) Basis of Presentation

The accompanying unaudited interim consolidated financial statements of VOXX International Corporation and Subsidiaries ("Voxx" or the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 270 for interim financial information, and in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include all adjustments (consisting of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the consolidated financial position, results of operations, changes in stockholders’ equity, and cash flows for all periods presented. The results of operations are not necessarily indicative of the results to be expected for the full fiscal year or any interim period due to seasonal variations in operating results and other factors. These unaudited consolidated financial statements do not include all disclosures associated with audited consolidated financial statements prepared in accordance with GAAP. Accordingly, these statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended February 29, 2024. Certain amounts in the prior year have been reclassified to conform to the current year presentation.

We operate in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. See Note 22 for the Company's segment reporting disclosures.

(2) Redeemable Non-Controlling Interest

On September 8, 2021, Onkyo Technology KK ("Onkyo"), a joint venture between the Company's subsidiary, Premium Audio Company LLC ("PAC"), and its partner Sharp Corporation ("Sharp"), completed a transaction to acquire certain assets of the home audio/video business of Onkyo Home Entertainment Corporation (“OHEC”). PAC owns 77.2% of the joint venture and has an 85.1% voting interest and Sharp owns 22.8% of the joint venture and has a 14.9% voting interest. The joint venture agreement between PAC and Sharp contains a put/call option, whereby Sharp has the right to put its interest in the joint venture back to Voxx and Voxx has the right to call Sharp’s ownership interest in the joint venture at any time after the approval of Onkyo’s annual financial statements for the year ending February 28, 2025 at a purchase price equal to the higher of (a) the assets of Onkyo minus the liabilities of Onkyo, or (b) five times the EBITDA of Onkyo, in either case (a) or (b), less any amounts distributed to Sharp at any time (provided all shareholder loans are repaid) multiplied by the percentage of votes attached to such shares and other interests, free from all encumbrances, and with the benefit of all rights attaching to them as at the date of the relevant notice.

The Company has consolidated the financial results of Onkyo since the acquisition date for financial reporting purposes. The non-controlling interest has been classified as redeemable non-controlling interest outside of equity on the accompanying Consolidated Balance Sheets as the exercise of the put/call option is not within the Company’s control. The carrying value of the redeemable non-controlling interest of Onkyo cannot be less than the redemption amount, which is the amount Sharp will settle the put option for if exercised. Based upon the terms of the put/call option, the option remains exercisable in the event there is no redemption price, or if the redemption price is a negative amount, as determined by the redemption formula. In periods where the specific formula results in a negative amount, and thus no redemption value exists, no amounts would be paid to or received from the counterparty upon the exercise of the option. Adjustments to reconcile the carrying value to the redemption amount are recorded immediately to retained earnings and included in earnings per share. No adjustment was made to the carrying amount of the redeemable non-controlling interest at May 31, 2024 as the excess of the redemption amount over the carrying amount was minimal, or a negative amount. In the event the formulaic redemption price is positive and greater than the carrying amount of the redeemable non-controlling interest balance, an adjustment to the carrying amount of the non-controlling interest would be recorded. The following table provides the rollforward of the redeemable non-controlling interest for the three months ended May 31, 2024:

Redeemable Non-controlling Interest
Balance at February 29, 2024	$(3,203)
Net loss attributable to non-controlling interest	(286)
Comprehensive income attributable to non-controlling interest	179
Foreign currency translation	152
Balance at May 31, 2024	$(3,158)

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

A reconciliation between the denominator of basic and diluted net loss per common share is as follows:

	Three months ended May 31,
	2024	2023
Weighted-average common shares outstanding (basic)	23,139,876	23,795,718
Effect of dilutive securities:
Restricted stock units, market stock units, and stock grants	-	-
Weighted-average common shares and potential common shares outstanding (diluted)	23,139,876	23,795,718

Restricted stock units, market stock units, and stock grants of 267,209 and 295,582 for the three months ended May 31, 2024 and 2023, respectively, were not included in the net loss per diluted share calculation because the grant prices of the restricted stock units, market stock units, and stock grants were greater than the average market price of the Company’s common stock during these periods, or the inclusion of these components would have been anti-dilutive.

(4) Investment Securities

As of May 31, 2024, and February 29, 2024, the Company had the following investments:

May 31, 2024
Fair Value
Investment Securities
Marketable Equity Securities
Mutual funds	$761
Total Marketable Equity Securities	761
Total Investment Securities	$761

February 29, 2024
Fair Value
Investment Securities
Marketable Equity Securities
Mutual funds	$828
Total Marketable Securities	828
Total Investment Securities	$828

Equity Securities

Mutual Funds

The Company’s mutual funds are held in connection with its deferred compensation plan, which was terminated on May 1, 2023, with payments of the remaining balance to be made to participating employees on June 1, 2024 and March 1, 2025. Changes in the carrying value of these securities are offset by changes in the corresponding deferred compensation liability.

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

Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents financial assets and liabilities measured at fair value on a recurring basis at May 31, 2024:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$4,160	$4,160	$-	$-
Mutual funds	761	761	-	-
Derivatives designated for hedging	244	-	244	-

The following table presents financial assets and liabilities measured at fair value on a recurring basis at February 29, 2024:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$10,986	$10,986	$-	$-
Mutual funds	828	$828	$-	$-
Derivatives designated for hedging	263	-	263	-

The carrying value of our other financial instruments did not differ materially from their estimated fair values at May 31, 2024 and February 29, 2024.

Derivative Instruments

The Company’s derivative instruments include an interest rate swap agreement and foreign currency contracts.

The Company’s interest rate swap agreement hedges interest rate exposure related to the outstanding balance of its Florida Industrial Revenue Bonds ("the Florida Mortgage"), with monthly payments due through March 2026. The swap agreement locks the interest rate on the debt at 3.43% (inclusive of credit spread) through the maturity date of the loan. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of our interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either assets or liabilities based on the fair value of the instruments at the end of the period. The current outstanding notional value of the Company's interest rate swap at May 31, 2024 is $5,490.

Foreign currency contracts are utilized by our German subsidiary to hedge a portion of their U.S. Dollar company’s inventory purchases when management views them to be advantageous. The valuation of our foreign currency options is performed based on foreign exchange rates and yield curves built from observable market parameters and, where applicable, on Black Scholes or local volatility models calibrated to available volatility quotes (Level 2). During Fiscal 2024, the Company entered into forward foreign currency contracts which have notional U.S. Dollar equivalent amounts aggregating $10,350 at May 31, 2024, and that have been designated as cash flow hedges. The remaining maturities of these option contracts are less than one year. During the three months ended May 31, 2023, the Company had no open forward foreign currency contracts.

Financial Statement Classification

The following table discloses the fair value as of May 31, 2024 and February 29, 2024 of the Company’s derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	May 31, 2024	February 29, 2024
Derivative instruments
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$102	$121
Interest rate swap agreements designated as cash flow hedges	Other assets	142	142
Total derivatives		$244	$263

Cash Flow Hedges

The change in the fair value of hedging derivative instruments that are expected to be highly effective and have been designated and qualify as cash flow hedges are recorded to Other comprehensive loss. During the same period or periods during which the hedged transaction affects earnings, the amounts recorded in Other comprehensive loss are reclassified to earnings and presented in the same income statement line item as the effect of the hedged item. The change in fair value of the derivative instruments that do not qualify for hedge accounting and have not been designated as cash flow hedges are included in other (expense) income on the accompanying Unaudited Consolidated Statements of Operations and Comprehensive Loss immediately.

The gain or loss on the Company’s interest rate swap is recorded in Other comprehensive loss and subsequently reclassified into Interest and bank charges in the period in which the hedged transaction affects earnings. As of May 31, 2024, no interest rate swaps originally designated for hedge accounting were de-designated or terminated.

The net income (loss) recognized in Other comprehensive income (loss) for foreign currency contracts is expected to be recognized in Cost of sales during the next twelve months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods.

Activity related to cash flow hedges recorded during the three months ended May 31, 2024 and 2023 was as follows:

	Three months ended
	May 31, 2024
	Pretax Gain Recognized in Other Comprehensive Income	Pretax Loss Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	$8	$(21)
Interest rate swaps	-	-

	Three months ended
	May 31, 2023
	Pretax Loss Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	$-	$-
Interest rate swaps	(60)	-

(6) Accumulated Other Comprehensive Loss

The Company’s accumulated other comprehensive loss consists of the following:

	Foreign Currency Translation Losses	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 29, 2024	$(17,192)	$(398)	$224	$(17,366)
Other comprehensive income before reclassifications	595	-	8	603
Reclassified from accumulated other comprehensive loss	-	-	(21)	(21)
Net current-period other comprehensive income (loss)	595	-	(13)	582
Balance at May 31, 2024	$(16,597)	$(398)	$211	$(16,784)

For the three months ended May 31, 2024, the Company recorded other comprehensive (loss) income, net of associated tax impact of $(6) related to derivatives designated in a hedging relationship. There were no taxes recorded related to pension plan adjustments during the three months ended May 31, 2024.

The other comprehensive (loss) income before reclassification related to foreign currency translation gains of $595 includes the remeasurement of intercompany transactions of a long-term investment nature of $78 with certain subsidiaries whose functional currency is not the U.S. dollar, and $517 from translating the financial statements of the Company's non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar.

(7) Supplemental Cash Flow Information

The following is supplemental information relating to the Unaudited Consolidated Statements of Cash Flows:

	Three months ended May 31,
	2024	2023
Non-cash investing and financing activities:
Recording of redeemable equity	$-	$(23)
Investment in BioCenturion LLC	2,989	-
Cancellation of EyeLock LLC ownership put option	9,817	-
Reclassification of shareholder receivable to equity	2,278	-
Recording of excise tax attributable to treasury stock repurchases	2	-
Right of use assets obtained in exchange for operating lease obligations	466	209
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$296	$312
Operating cash flows from finance leases	12	1
Finance cash flows from finance leases	105	70
Cash paid during the period:
Interest (excluding bank charges)	$1,635	$994
Income taxes (net of refunds)	2,029	364

(8) Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Notes to the Consolidated Financial Statements contained in the Company’s Form 10-K for the fiscal year ended February 29, 2024.

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

Grant of Shares to President and Chief Executive Officer

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
-
Additional stock grants of 100,000 shares of Class A Common Stock issued on each of March 1, 2020, March 1, 2021, and March 1, 2022 under the 2012 Plan.
-
Grant of market stock units (“MSU’s”) up to a maximum value of $5,000, based upon the achievement of a 90-calendar day average stock price of no less than $5.49 over the performance period ending on the third and fifth anniversary of the effective date of the Employment Agreement. The value of the MSU award increased based upon predetermined targeted 90-calendar day average stock prices with a maximum of $5,000 if the 90-calendar day average high stock price equaled or exceeded $15.00. The award may be settled in shares or in cash upon mutual agreement between the Company and Mr. Lavelle. Actual results may differ based upon when the high average stock price is achieved and settled. We recognized stock-based compensation expense $23 during the three months ended May 31, 2023 related to these MSU’s using the graded vesting attribution method over the performance period. For the three months ended May 31, 2024, no remaining compensation expense was recognized related to the MSU's, as the remaining 20% of this award vested on March 1, 2024 and was settled in cash, resulting in a payment made to Mr. Lavelle in the amount of $1,000 during the first quarter of Fiscal 2025.

On September 28, 2023, the term of Mr. Lavelle's employment agreement was extended for one year through February 28, 2025 under which his annual salary will be $750 and he will receive a $250 cash equivalent share grant to be awarded in quarterly increments calculated on the fair market value of the Company's Class A Common Stock on each of June 30, 2024, September 30, 2024, December 31, 2024, and March 31, 2025. We recognized stock-based compensation expense of $59 during the three months ended May 31, 2024 related to this stock grant, which has been recorded using the graded vesting attribution method.

All stock grants under the Employment Agreement are subject to a hold requirement as specified in the Employment Agreement. The Employment Agreement gives Mr. Lavelle the right to require the Company to redeem his shares if a specific contingent change in control event occurs. The contingent event under which Mr. Lavelle may exercise his right to redemption includes a change of control transaction wherein the Shalam Group would become a 40% or less holder of the total combined voting power of all outstanding voting securities of the Company. Accordingly, the stock awards issued in connection with the Employment Agreement are presented as redeemable equity on the Consolidated Balance Sheets at grant-date fair value. Shares previously held by Mr. Lavelle under the 2014 Plan and those personally purchased by Mr. Lavelle have been reclassified from permanent equity to redeemable equity. As the contingent events that would allow Mr. Lavelle to redeem the shares are not probable at this time, remeasurement of the amounts in redeemable equity have not been recorded. The Employment Agreement contains certain restrictive and non-solicitation covenants.

A rollforward of redeemable equity related to stock awards and shares held by Mr. Lavelle for the three months ended May 31, 2024 is as follows:

Redeemable Equity
Balance at February 29, 2024	$4,110
Stock based compensation expense	-
Balance at May 31, 2024	$4,110

Grant of Shares to Chief Financial Officer and Chief Operating Officer

On July 8, 2019, the Board of Directors approved a five-year Employment Agreement, effective March 1, 2019, by and between the Company and Loriann Shelton, the Company’s Chief Financial Officer and Chief Operating Officer. On September 28, 2023, the term of the agreement was extended for one year through February 28, 2025 under which Ms. Shelton will receive, in addition to her annual salary, a $100 cash equivalent share grant to be awarded in quarterly increments calculated on the fair market value of the Company's Class A Common Stock on each of June 30, 2024, September 30, 2024, December 31, 2024, and March 31, 2025. We recognized stock-based compensation expense of $24 during the three months ended May 31, 2024 related to this stock grant, which has been recorded using the graded vesting attribution method.

Grant of Shares to Beat Kahli

On February 6, 2023, Voxx appointed Beat Kahli, a significant shareholder of the Company's Class A Common Stock, President of the Company for one year. The Company entered into an employment agreement with Mr. Kahli effective February 6, 2023 with a term ending on February 29, 2024. Under the terms of the employment agreement, in addition to a $300 yearly salary, Mr. Kahli was granted the right to receive stock-based compensation in the form of a stock grant of 20,000 shares of the Company's Class A Common Stock to be issued on each of June 30, 2023, September 30, 2023, December 31, 2023 and March 31, 2024. We recognized stock-based compensation expense of $4 and $97 during the three months ended May 31, 2024 and 2023, respectively, related to this stock grant. The grant fair value of these shares was $10.66 per share and compensation expense is recorded using the graded vesting attribution method. Mr. Kahli's employment agreement expired on February 29, 2024. He remains Co-vice Chairman of the Company's Board of Directors. On March 1, 2024, Patrick Lavelle resumed the role of President of the Company.

The following table presents a summary of the activity related to the 2012 and 2014 Plans for the three months ended May 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested award balance at February 29, 2024	176,312	$8.93
Granted	-	-
Vested	-	-
Vested and settled	(5,000)	10.66
Unvested award balance at May 31, 2024	171,312	$8.88

At May 31, 2024, there were 605,295 vested and unsettled RSU awards under the Company’s 2014 Plan with a weighted average fair value of $6.23.

During the three months ended May 31, 2024 and 2023, the Company recorded $146 and $258, respectively, in total stock-based compensation related to the 2012 and 2014 Plans, including executive employment agreements. As of May 31, 2024, there was approximately $720 of unrecognized stock-based compensation expense related to unvested RSU awards and stock grants.

(9) Supply Chain Financing

The Company has supply chain financing agreements and factoring agreements that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The balances under the agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three months ended May 31, 2024, net of discounts, were $18,958 compared to $27,274 for the three months ended May 31, 2023.

(10) Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $1,397 for the three months ended May 31, 2024 compared to $2,376 for the three months ended May 31, 2023. All amounts are net of customer reimbursements and are included within Engineering and technical support expenses on the Unaudited Consolidated Statements of Operations and Comprehensive Loss.

(11) Goodwill and Intangible Assets

The change in goodwill by segment is as follows:

Automotive Electronics:	Amount
Beginning balance at March 1, 2024	$3,052
Activity during the period	-
Balance at May 31, 2024	$3,052
Gross carrying value at May 31, 2024	$10,425
Accumulated impairment charge	(7,373)
Net carrying value at May 31, 2024	$3,052
Consumer Electronics:
Beginning balance at March 1, 2024	$60,879
Foreign currency adjustments	(648)
Balance at May 31, 2024	$60,231
Gross carrying value at May 31, 2024	$92,394
Accumulated impairment charge	(32,163)
Net carrying value at May 31, 2024	$60,231
Total Goodwill, net	$63,283

The Company's Biometrics segment did not carry a goodwill balance at May 31, 2024 or February 29, 2024.

At May 31, 2024, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$53,922	$46,798	$7,124
Trademarks/Tradenames	19,909	5,465	14,444
Developed technology	4,609	2,535	2,074
Patents	6,736	6,175	561
License	1,400	1,400	-
Contracts	1,556	1,556	-
Total finite-lived intangible assets	$88,132	$63,929	24,203
Indefinite-lived intangible assets
Trademarks			41,062
Total intangible assets, net			$65,265

At February 29, 2024, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$53,915	$46,037	$7,878
Trademarks/Tradenames	20,323	5,031	15,292
Developed technology	18,970	15,743	3,227
Patents	6,736	6,128	608
License	1,400	1,400	-
Contracts	1,556	1,556	-
Total finite-lived intangible assets	$102,900	$75,895	27,005
Indefinite-lived intangible assets
Trademarks			41,761
Total intangible assets, net			$68,766

The Company recorded amortization expense of $1,580 for the three months ended May 31, 2024, compared to $1,680 for the three months ended May 31, 2023. The estimated aggregate amortization expense for all amortizable intangibles for May 31 of each of the succeeding years is as follows:

Year	Amount
2025	$5,716
2026	4,755
2027	3,053
2028	2,827
2029	2,764

(12) Equity Investments

BioCenturion LLC

On March 1, 2024, the Company's majority owned subsidiary, EyeLock LLC, entered into a joint venture agreement with GalvanEyes Partners LLC to form BioCenturion LLC ("BioCenturion," or the "joint venture"). EyeLock contributed assets with a net book value totaling $3,403 into the newly created BioCenturion LLC, in exchange for a 50% membership interest in the joint venture. The following summarizes the preliminary allocation of the assets contributed to the joint venture by EyeLock on March 1, 2024 based upon their fair values:

March 1, 2024
Assets contributed:
Inventory	$1,839
Accounts receivable, net	46
Property, plant, and equipment	4
Tradenames	1,630
Developed technology	2,460
Total contribution	$5,979

BioCenturion LLC operates in the biometrics business. All working capital needs and funding of the joint venture shall be borne by GalvanEyes for the first two years of the joint venture agreement and GalvanEyes will control the day-to-day operations of BioCenturion. Beat Kahli, who previously served as President of Voxx and as CEO of GalvanEyes, and who is a significant shareholder of Voxx's Class A Common Shares and currently serves as Vice-chairman of Voxx's Board of Directors, is Chairman of the Board and Chief Executive Officer of BioCenturion LLC. The Company has concluded that BioCenturion is a variable interest entity for which EyeLock lacks the power to direct the activities that most significantly impact the joint venture's economic performance. As EyeLock is not the primary beneficiary, it does not consolidate the variable interest entity. However, due to EyeLock's ability to exercise significant influence, the investment will be accounted for under the equity method of accounting in accordance with ASC 323, "Investments - Equity Method and Joint Ventures."

The investment in BioCenturion LLC was recorded at its initial fair value of $2,989 on March 1, 2024 in accordance with ASC 810-10-40 upon the deconsolidation of the group of assets, which represented a business pursuant to ASC 805, "Business Combinations." EyeLock recorded a loss on the contribution of assets to the joint venture of $413 for the three months ended May 31, 2024, which is presented within Other expenses, net on the Company's Unaudited Consolidated Statements of Operations and Comprehensive Loss.

The Company will apply the hypothetical liquidation book value method ("HLBV") to determine the allocation of profits and losses of the joint venture to EyeLock. The liquidation rights and priorities are defined in the joint venture operating agreement as 77.8% to EyeLock and 22.2% to GalvanEyes up to the deemed initial capital contributions of $45,000, and thereafter 50% to EyeLock and 50% to GalvanEyes, which differs from the membership interest of EyeLock and GalvanEyes, which is 50% to both EyeLock and GalvanEyes. The HLBV method calculates the proceeds that would be attributable to each member in an investment based on the liquidation provisions of the agreement if the joint venture was to be liquidated at book value as of the balance sheet date. Each member’s allocation of income or loss in the period is equal to the change in the amount of net equity they are legally able to claim based on a hypothetical liquidation of the entity at the end of a reporting period compared to the beginning of that period, adjusted for any capital transactions. EyeLock's share of losses from BioCenturion was $764 for the three months ended May 31, 2024. The balance of EyeLock's equity method investment in BioCenturion at May 31, 2024 was $2,225.

ASA Electronics LLC and Subsidiary

As of May 31, 2024 and February 29, 2024, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA"), which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	May 31, 2024	February 29, 2024
Current assets	$44,504	$43,790
Non-current assets	7,486	7,579
Liabilities	8,916	8,609
Members' equity	43,074	42,760

	Three months ended May 31,
	2024	2023
Net sales	$17,205	$22,693
Gross profit	4,803	6,086
Operating income	1,959	3,066
Net income	2,230	3,231

The Company's share of income from ASA was $1,115 for the three months ended May 31, 2024, compared to $1,616 for the three months ended May 31, 2023. The balance of the Company's equity method investment in ASA at May 31, 2024 was $21,537.

(13) Income Taxes

The Company’s provision for income taxes consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments, as necessary.

For the three months ended May 31, 2024, the Company recorded an income tax benefit of $594, which includes a discrete income tax benefit of $107 related to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations.

The effective tax rate for the three months ended May 31, 2024 was an income tax benefit of 5.5% on pre-tax loss of $10,771. The effective tax rate for the three months ended May 31, 2024 differed from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a reduction in valuation allowance based on forecasted earnings.

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

At May 31, 2024 and February 29, 2024, the Company had an uncertain tax position liability balance of $706 and $809, respectively, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S. federal, state, and local, and foreign tax issues.

(14) Inventory

Inventories by major category are as follows:

	May 31, 2024	February 29, 2024
Raw materials	$19,140	$21,527
Work in process	741	736
Finished goods	96,349	106,208
Inventory	$116,230	$128,471

(15) Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs. The liability for product warranties is included within Accrued expenses and other current liabilities and the reserve for product repair costs is recorded as a reduction of Inventory on the Consolidated Balance Sheets.

	Three months ended May 31,
	2024	2023
Opening balance	$6,593	$6,759
Liabilities for warranties accrued during the period	1,333	1,302
Warranty claims settled during the period	(1,304)	(1,108)
Ending balance	$6,622	$6,953

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

During the second quarter of Fiscal 2023, the Company began moving certain of its OEM production operations from Florida to Mexico, which is expected to be completed during Fiscal 2025. As a result of this initiative, the Company incurred restructuring expenses, consisting primarily of relocation and employee severance expenditures, of $231 and $59 for the three months ended May 31, 2024 and 2023, respectively. For both the three months ended May 31, 2024 and 2023, all of our restructuring charges were incurred by the Automotive segment. At May 31, 2024, the balance of restructuring charges not yet settled was $236 and are included within Accrued expenses and other current liabilities on the Company's Consolidated Balance Sheet. The Company expects substantially all of this liability balance to be settled during Fiscal 2025. Additional restructuring charges related to relocation and cost reductions may be incurred during Fiscal 2025.

(17) Financing Arrangements

The Company has the following financing arrangements:

	May 31, 2024	February 29, 2024
Debt
Domestic credit facility (a)	$59,480	$63,843
Florida mortgage (b)	5,490	5,615
Euro asset-based lending obligation - VOXX Germany (c)	-	-
Shareholder loan payable (d)	3,662	3,813
Total debt	68,632	73,271
Less: current portion of long-term debt	4,162	500
Long-term debt	64,470	72,771
Less: debt issuance costs	786	890
Total long-term debt, net of debt issuance costs	$63,684	$71,881

(a)
Domestic Credit Facility

The Company has a senior secured credit facility (the "Credit Facility") with Wells Fargo Bank, N.A. ("Wells Fargo") that provides for a revolving credit facility with committed availability of up to $165,000. The Credit Facility also includes a $50,000 sub-limit for letters of credit and a $15,000 sub-limit for Swing Loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory, certain real estate, and certain intellectual property, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 17(b)). The availability under the revolving credit line of the Credit Facility was $44,349 as of May 31, 2024.

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

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or SOFR Rate Loans, except that Swing Loans may only be designated as Base Rate Loans. Loans designated as SOFR Rate Loans bear interest at a rate equal to the then applicable SOFR rate plus a range of 1.75 – 2.25% (7.29% at May 31, 2024). Loans designated as Base Rate loans bear interest at a rate equal to the applicable margin for Base Rate Loans plus a range of 0.75 - 1.25% as defined in the Agreement and shall not be lower than 1.75% (9.25% at May 31, 2024).

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

(ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment, including the declaration of dividends; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the Agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of May 31, 2024, the Company was not in a Compliance Period.

The obligations under the Credit Facility documents are secured by a general lien on, and security interest in, substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles, and inventory. The Company, as parent, has guaranteed the obligations of its subsidiary borrowers under the Agreement.

Charges incurred on the unused portion of the Credit Facility during the three months ended May 31, 2024 totaled $147, compared to $206 during the three months ended May 31, 2023. These charges are included within Interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive Loss.

The Company has deferred financing costs related to the Credit Facility and previous amendments and modifications of the Credit Facility. Deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance and are amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive Loss over the term of the Credit Facility, which expires on April 19, 2026. During the three months ended May 31, 2024, the Company amortized $92 of these costs, as compared to $87 during the three months ended May 31, 2023. The net unamortized balance of these deferred financing costs as of May 31, 2024 was $707.

(a)
Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida. Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. The Florida Mortgage bears interest at 79% of the applicable SOFR Rate plus 1.87% (6.09% at May 31, 2024) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The financial covenants of the Florida Mortgage are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016 and amended in April 2021 and February 2023. The Company is in compliance with the financial covenants of the Florida Mortgage, which are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016, as amended.

The Company has deferred financing costs related to the Florida Mortgage and a previous amendment to the loan agreement, which are recorded as deferred financing costs and included in Long-term debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and are being amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive Loss over the remaining term of the Florida Mortgage. The Company amortized $11 of these costs during the three months ended May 31, 2024, as compared to $9 during the three months ended May 31, 2023. The net unamortized balance of these deferred financing costs as of May 31, 2024 is $79.

The Company has an interest rate swap agreement to hedge interest rate exposure related to the Florida Mortgage. The swap contract has a set fixed rate equal to 3.43% (See Note 5).

(a)
Euro Asset-Based Lending Obligation – VOXX Germany

Foreign bank obligations include a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000 for the Company's subsidiary, VOXX Germany, which expires on October 31, 2024. The rate of interest for the ABL is the three-month Euribor plus 3.55% (7.34% at May 31, 2024).

(a)
Shareholder Loan Payable

In conjunction with the capitalization and funding of the Company’s Onkyo joint venture, which was created in order to execute the acquisition of certain assets of the home audio/video business of OHEC on September 8, 2021, Onkyo entered into a loan agreement with the shareholders of the joint venture. The loan balance outstanding at May 31, 2024 represents the portion of the loan payable to PAC's joint venture partner. The loan balance due to PAC eliminates in consolidation. All amounts outstanding under the loan will mature and become payable ten years from the execution date of the acquisition, which is September 8, 2031. The loan may be prepaid subject to the approval of the board of directors of the joint venture and must be repaid if either the put or call option is exercised in accordance with the joint venture agreement (see Note 2). The rate of interest for the shareholder loan is 2.5% and the loan is secured by a second priority lien on and secured interest in all assets of Onkyo.

(18) Other (Expense) Income

Other (expense) income is comprised of the following:

	Three months ended May 31,
	2024	2023
Foreign currency loss, net	$(1,851)	$(987)
Interest income	96	17
Rental income	260	229
Loss on contribution of assets to joint venture (Note 12)	(413)	-
Miscellaneous	37	40
Total other, net	$(1,871)	$(701)

Losses included within Foreign currency loss, net, for the three months ended May 31, 2024 and 2023 were primarily driven by declines in the Japanese Yen, which impacted the re-measurement of the Company's Onkyo subsidiary intercompany loans and interest payable, which are not of a long-term investment nature. The total foreign currency loss attributable to these re-measurements for the three months ended May 31, 2024 was $1,136, as compared to $455 for the three months ended May 31, 2023.

(19)
Lease Obligations

We account for leases in accordance with ASC 842 “Leases” (“ASC 842”). We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration.

We have operating leases for office equipment, as well as offices, warehouses, and other facilities used for our operations. We also have finance leases comprised primarily of computer hardware and machinery and equipment. Our leases have remaining lease terms of less than 1 year to 7 years, some of which include renewal options. We consider these renewal options in determining the lease term used to establish our right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal option will be exercised. The Company had no short-term leases during the three months ended May 31, 2024.

Refer to Note 7 for supplemental cash flow information related to leases.

The components of lease cost for the three months ended May 31, 2024 and 2023 were as follows:

	Three months ended May 31,
	2024	2023
Operating lease cost (a) (c)	$313	$365
Finance lease cost:
Amortization of right of use assets (a)	109	69
Interest on lease liabilities (b)	12	1
Total finance lease cost	121	$70

(a)
Recorded within Selling, General and administrative, Engineering and technical support, and Cost of sales on the Unaudited Consolidated Statements of Operations and Comprehensive Loss.
(b)
Recorded within Interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive Loss.
(c)
Includes immaterial amounts related to variable rent expense.

Supplemental balance sheet information related to leases is as follows:

	May 31, 2024	February 29, 2024
Operating Leases
Operating lease, right of use assets	$3,053	$2,577
Total operating lease right of use assets	$3,053	$2,577
Accrued expenses and other current liabilities	$1,031	$782
Operating lease liabilities, less current portion	2,127	1,884
Total operating lease liabilities	$3,158	$2,666
Finance Leases
Property, plant, and equipment, gross	3,835	$3,835
Accumulated depreciation	(2,972)	(2,863)
Total finance lease right of use assets	863	$972
Accrued expenses and other current liabilities	$330	$349
Finance lease liabilities, less current portion	559	644
Total finance lease liabilities	$889	$993
Weighted Average Remaining Lease Term
Operating leases	4.3 years	4.9 years
Finance leases	3.0 years	3.1 years
Weighted Average Discount Rate
Operating leases	4.82%	4.12%
Finance leases	7.05%	8.45%

Maturities of lease liabilities on May 31 of each of the succeeding years are as follows:

	Operating Leases	Finance Leases
2025	$1,130	393
2026	856	344
2027	449	129
2028	256	111
2029	250	37
Thereafter	485	-
Total lease payments	3,426	1,014
Less imputed interest	268	125
Total	$3,158	889

As of May 31, 2024, the Company has not entered into any lease agreements that have not yet commenced.

The Company owns and occupies buildings as part of its operations. Certain space within these buildings may, from time to time, be leased to third parties from which the Company earns rental income as lessor. This leased space is recorded within property, plant, and equipment and was not material to the Company's Consolidated Balance Sheets at May 31, 2024 and February 29, 2024. Rental income earned by the Company for the three months ended May 31, 2024 and 2023 was $260, as compared to $229, and is recorded within Other income (expense).

(20) Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	May 31, 2024	February 29, 2024	May 31, 2024	February 29, 2024	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	-	-	-	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	-	-	-	—
Class A Common Stock	$0.01	60,000,000	60,000,000	19,639,420	19,698,562	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	4,351,183	4,287,041	N/A	N/A	N/A

The Company's Class A common shares outstanding are presented net of 577,581 shares subject to possible redemption at both May 31, 2024 and February 29, 2024 (see Note 8).

During the three months ended May 31, 2024, the Company repurchased 64,142 shares of Class A common stock, for an aggregate cost of $248. As of May 31, 2024, 816,911 shares of the Company’s Class A common stock are authorized to be repurchased in the open market.

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

We determined that we hold a variable interest in EyeLock LLC as a result of:

•
our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and
•
the loan agreement with EyeLock LLC, which has a total outstanding balance of $70,003 as of May 31, 2024.

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

On April 29, 2021, EyeLock LLC entered into a three-year exclusive distribution agreement (the “Distribution Agreement”) with GalvanEyes LLC (“GalvanEyes”), a Florida LLC managed by Beat Kahli, a significant shareholder of Voxx's Class A Common Shares, and the Co-Vice Chairman of Voxx's Board of Directors. The Distribution Agreement provided that GalvanEyes would be the exclusive distributor of EyeLock products in the European Union, Switzerland, Puerto Rico, Malaysia, and Singapore, with the exception of any existing customer relationships prior to the Distribution Agreement date. The Distribution Agreement also included a put/call arrangement, whereby GalvanEyes had the right to put the exclusivity back to EyeLock after the initial two-year period for a 20.0% interest in EyeLock. In turn, EyeLock had the ability to call the exclusivity during the term of the Distribution Agreement, based on the occurrence of certain events, which would result in a 20.0% equity interest given to GalvanEyes. Under the Distribution Agreement, in addition to paying for any products purchased, GalvanEyes agreed to pay EyeLock $10,000 in the form of an annual fee, over a two-year period, of up to $5,000 per year, with payments on a quarterly basis beginning on September 1, 2021. As of February 29, 2024, quarterly installment payments due from GalvanEyes under the Distribution Agreement were past due and totaled $2,578. A promissory note was signed by GalvanEyes on March 1, 2024 for the repayment of the remaining quarterly installments payable. The balance will be paid in eight quarterly installments beginning May 31, 2024 and ending on February 28, 2026 with interest accruing at a rate of 8%. The first payment, in the amount of $352, which included principal and interest, was received on May 31, 2024. The balance due under the promissory note at May 31, 2024, including accrued interest, totaled $2,278.

On March 1, 2024, EyeLock LLC entered into a joint venture agreement (the "JV Agreement") with GalvanEyes to engage in a newly formed entity, BioCenturion LLC, to operate a biometrics business (see Note 12). EyeLock contributed assets, including all of its inventory and intangible assets, to the joint venture. Beat Kahli will serve as Chairman of the Board and Chief Executive Officer of BioCenturion LLC. Simultaneously with the formation of the joint venture and execution of the JV Agreement, the Distribution Agreement was terminated. The put option established by the Disclosure Agreement was canceled and the liability of $9,817 on the Company's Consolidated Balance Sheet at February 29, 2024, representing the prepayment made by GalvanEyes of a 20.0% interest in EyeLock upon exercise of the put option has been reclassified to Additional paid in capital and Non-controlling interest in proportion to the Company's ownership interest in EyeLock. The balance due on the promissory note receivable from GalvanEyes was also reclassified to Additional paid in capital, representing a contra-equity balance until the note is repaid.

The Company has concluded that BioCenturion is a variable interest entity for which EyeLock lacks the power to direct the activities that most significantly impact the joint venture's economic performance. As EyeLock is not the primary beneficiary, it does not consolidate the variable interest entity.

Assets and Liabilities of EyeLock LLC

The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheets as of May 31, 2024 and February 29, 2024:

	May 31, 2024	February 29, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$384	$-
Accounts receivable, net	(130)	64
Inventory, net	-	1,839
Due from GalvanEyes LLC, current	-	1,238
Prepaid expenses and other current assets	539	58
Total current assets	793	3,199
Equity investment	2,225	-
Property, plant and equipment, net	-	4
Intangible assets, net	-	1,514
Due from GalvanEyes LLC, less current portion	-	1,340
Other assets	5	5
Total assets	$3,023	$6,062
Liabilities and Partners' Deficit
Current liabilities:
Accounts payable	$676	$759
Interest payable to VOXX	16,971	16,525
Accrued expenses and other current liabilities	132	287
Due to VOXX	70,003	69,377
Total current liabilities	87,782	86,948
Prepaid ownership interest in EyeLock LLC due to GalvanEyes LLC	-	9,817
Other long-term liabilities	1,200	1,200
Total liabilities	88,982	97,965
Commitments and contingencies
Partners' deficit:
Capital	48,955	41,416
Retained losses	(134,914)	(133,319)
Total partners' deficit	(85,959)	(91,903)
Total liabilities and partners' deficit	$3,023	$6,062

Revenues and Expenses of EyeLock LLC

The following table sets forth the revenues and expenses of EyeLock LLC that were included in our Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three months ended May 31, 2024 and 2023:

	For the three months ended May 31,
	2024	2023
Net sales	$8	$100
Cost of sales	-	52
Gross profit	8	48
Operating expenses:
Selling	1	189
General and administrative	37	439
Engineering and technical support	(13)	658
Total operating expenses	25	1,286
Operating loss	(17)	(1,238)
Other expense:
Interest and bank charges	(451)	(428)
Equity in loss of equity investee	(764)	-
Other, net	(363)	-
Total other expense, net	(1,578)	(428)
Loss before income taxes	(1,595)	(1,666)
Income tax expense	-	-
Net loss	$(1,595)	$(1,666)

(22) Segment Reporting

The Company operates in three distinct segments based on our products and our internal organizational structure. The three operating segments, which are also the Company’s reportable segments, are Automotive Electronics, Consumer Electronics, and Biometrics.

Our Automotive Electronics segment designs, manufactures, distributes and markets automotive security, vehicle access, and remote start modules and systems; smart phone telematics applications; mobile multi-media infotainment products and rear-seat entertainment products, including overhead, seat-back, and headrest systems; rear observation and collision avoidance systems; blind spot sensors; automotive sensing and camera systems; driver distraction products; 360 camera applications; distribution of satellite radios, including plug and play models and direct connect models; cruise control systems; private label audio products; heated seats; interior lighting solutions; security and shock sensors; turn signal switches; puddle lamps; box lights; harnesses; Electric Vehicle Sound Systems ("EVSS"); interior lighting systems; and logo lighting modules.

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

Our Biometrics segment consists of an equity investment in BioCenturion LLC (see Note 12) which designs, manufactures, markets, and distributes iris identification and biometric security related products.

The accounting principles applied at the consolidated financial statement level are generally the same as those applied at the operating segment level and intersegment sales are not material. The segments are allocated interest expense, based upon a pre-determined formula, which utilizes a percentage of each operating segment's intercompany balance, which is offset in Corporate/Eliminations.

Segment data for each of the Company's segments is presented below:

	Automotive Electronics	Consumer Electronics	Biometrics (a)	Corporate/ Eliminations	Total
Three Months Ended May 31, 2024
Net sales	$27,685	$63,918	$8	$50	$91,661
Equity in income (loss) of equity investees	1,115	-	(764)	-	351
Interest expense and bank charges	411	1,817	451	(541)	2,138
Depreciation and amortization expense	743	1,471	-	650	2,864
Loss before income taxes	(1,816)	(1,324)	(1,595)	(6,036)	(10,771)

Three Months Ended May 31, 2023
Net sales	$38,412	$73,330	$100	$84	$111,926
Equity in income of equity investees	1,616	-	-	-	1,616
Interest expense and bank charges	551	2,064	428	(1,497)	1,546
Depreciation and amortization expense	880	1,463	70	834	3,247
Loss before income taxes	(1,278)	(3,759)	(1,666)	(6,323)	(13,026)

(a) On March 1, 2024, the Company's majority owned subsidiary, EyeLock LLC, contributed assets, including inventory and intangible assets, to a newly formed joint venture, BioCenturion LLC, which will operate a Biometrics business. For the three months ended May 31, 2024, the Company accounted for its investment in BioCenturion LLC as an equity method investment (see Note 12).

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

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of consumer electronic and automotive electronic. Our consumer electronic products are primarily comprised of finished goods sold to retail and commercial customers, consisting of premium audio products and other consumer electronic products. Our automotive electronic products, some of which are manufactured by the Company, are sold both to OEM and aftermarket customers. We recognize revenue for sales to our customers when transfer of control of the related good or service has occurred. Our revenue was predominantly recognized under the point in time approach for the three months ended May 31, 2024 and 2023. Certain telematic subscription revenues generated by our Automotive Electronics segment are recognized over time. Contract terms with certain of our OEM customers could result in additional products and services being transferred over time as a result of the customized nature of some of our products, together with contractual provisions in the customer contracts that provide us with an enforceable right to payment for performance completed to date; however, under typical terms, we do not have the right to consideration until the time of shipment from our manufacturing facilities or distribution centers, or until the time of delivery to our customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to our right to consideration at the time of shipment or delivery.

Under ASC 606, we are required to present a refund liability and a return asset within the Consolidated Balance Sheets. The changes in the refund liability are reported in Net sales, and the changes in the return asset are reported in Cost of sales in the Unaudited Consolidated Statements of Operations and Comprehensive Loss. As of May 31, 2024 and February 29, 2024, the balance of the return asset was $1,155 and $1,683, respectively, and the balance of the refund liability was $2,476 and $3,648, respectively, and are presented within Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheets.

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

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had current and non-current contract liability balances totaling $4,198 at May 31, 2024 related to telematic subscription services. The following table provides a reconciliation of the Company’s contract liabilities as of May 31, 2024:

Balance at February 29, 2024	$4,419
Subscription payments received	1,481
Revenue recognized	(1,702)
Balance at May 31, 2024	$4,198

$3,574 of the contract liability balance at May 31, 2024 will be recognized during the next twelve months. The Company had no contract asset balances at May 31, 2024 or February 29, 2024.

Disaggregation of Revenue

The Company operates in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. ASC 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales are disaggregated by segment and product type for the three months ended May 31, 2024 and 2023:

	Three months ended May 31,
	2024	2023
Automotive Electronics Segment
OEM Products	$12,839	$20,283
Aftermarket Products	14,846	18,129
Total Automotive Segment	27,685	38,412
Consumer Electronics Segment
Premium Audio Products	48,382	47,604
Other Consumer Electronic Products	15,536	25,726
Total Consumer Electronics Segment	63,918	73,330
Biometrics Segment
Biometric Products (a)	8	100
Total Biometrics Segment	8	100
Corporate/Eliminations	50	84
Total Net Sales	$91,661	$111,926

(a) On March 1, 2024, the Company's majority owned subsidiary, EyeLock LLC, contributed assets, including inventory and intangible assets, to a newly formed joint venture, BioCenturion LLC, that will operate a Biometrics business. For the three months ended May 31, 2024, the Company accounted for its investment in BioCenturion LLC as an equity method investment (see Note 12).

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

(25) New Accounting Pronouncements

In June 2022, the FASB issued ASU No. 2022-03, "Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions," which clarifies and amends the guidance of measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of the equity securities. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In March 2023, the FASB issued ASU No. 2023-01, "Leases (Topic 842): Common Control Arrangements." The amendment clarifies the accounting for leasehold improvements associated with common control leases, by requiring that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease. Additionally, leasehold improvements associated with common control leases should be accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. The guidance is effective for annual and interim periods beginning after December 15, 2023. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In March 2023, the FASB issued ASU No. 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investment Tax Credit Structures Using the Proportional Amortization Method." The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. This guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

In March 2024, the Securities and Exchange Commission ("SEC") issued Final Rule No. 33-11275, "The Enhancement and Standardization of Climate-Related Disclosures for Investors." If such rule remains in effect, the rule will require registrants to provide climate related disclosures in their annual reports, including, but not limited to, material Scope 1 and Scope 2 GHG emissions (for large accelerated filers and accelerated filers); governance and oversight of material climate-related risks; the material impact of climate risks on the registrant’s strategy, business model, and outlook; risk management processes for material climate-related risks; and material climate targets and goals. Based on our current accelerated filer status, certain elements of the rule would be effective for our fiscal year ending February 28, 2027, with the remaining disclosure requirements effective for our fiscal years ending February 29, 2028 and February 28, 2029. In April 2024, the SEC issued an order staying implementation of such rule pending the resolution of certain challenges. The outcome of ongoing litigation is currently unknown. The Company is currently evaluating the potential impact of such rule on its consolidated financial statements and disclosures.

In March 2024, the FASB issued ASU No. 2024-02, "Codification Improvements - Amendments to Remove References to the Concepts Statements." ASU No. 2024-02 has been issued to clarify guidance, simplify wording or structure of guidance, and other minor improvements. The amendment is effective for fiscal years beginning after December 15,

2024. Early adoption is permitted. ASU 2024-02 can be applied prospectively or retrospectively. These updates did not have a material impact on our financial statements and related disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information in this Quarterly Report on Form 10-Q would constitute forward-looking statements, including, but not limited to, information relating to the future performance and financial condition of the Company, the impact of certain macroeconomic events on our results of operations, the plans and objectives of the Company’s management, and the Company’s assumptions regarding such performance and plans that are forward-looking in nature and involve certain risks and uncertainties. Actual results could differ materially from such forward-looking information and could be exacerbated by supply chain issues and chip shortages, increasing interest rates, and any deterioration of the global business and economic environment as a result of these and other factors.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our results of operations for the three months ended May 31, 2024 compared to the three months ended May 31, 2023. Next, we present EBITDA and Adjusted EBITDA attributable to Voxx for the three months ended May 31, 2024 compared to the three months ended May 31, 2023, in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows and discuss our material cash requirements in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

Unless specifically indicated otherwise, all amounts presented in our MD&A below are in thousands, except share and per share data.

Business Overview

VOXX International Corporation ("Voxx," "We," "Our," "Us," or the "Company") is a leading international manufacturer and distributor in the Automotive Electronics, Consumer Electronics, and Biometrics industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image, and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through nineteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, VOXX Accessories Corp., Audiovox Canada Limited, Voxx Hong Kong Ltd., Voxx Consumer Electronics Hong Kong, Ltd., Audiovox International Corp., Audiovox Mexico, S. de R.L. de C.V. ("Voxx Mexico"), Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Premium Audio Company LLC ("PAC," which includes Klipsch Group, Inc., 11 Trading Company LLC, Premium Audio Company EMEA B.V., Premium Audio Company France S.A.R.L., Premium Audio Company Germany GmbH, and Premium Audio Company Pty Lt.), Omega Research and Development Technology LLC ("Omega"), Voxx Automotive Corp., Audiovox Websales LLC, VSM-Rostra LLC (“VSM”), Directed by Voxx LLC, and VOXX DEI Canada Ltd. (collectively, with VOXX DEI LLC, “DEI”), as well as majority owned subsidiaries, EyeLock LLC ("EyeLock") and Onkyo Technology KK n/k/a Premium Audio Company Technology Center K.K. (“Onkyo”). We market our products under the Audiovox® brand name and other brand names and licensed brands, such as 808®, Acoustic Research®, Advent®, Avital®, CarLink®, Clifford®, Code-Alarm®, Crimestopper™, Directed®, Discwasher®, Energy®, Heco®, Integra®, Invision®, Jamo®, Jensen®, Klipsch®, Mac Audio®, Magnat®, myris®, Oehlbach®, Omega®, Onkyo®, Pioneer®, Prestige®, Project Nursery®, Python®, RCA®, Rosen®, Rostra®, Schwaiger®, Smart Start®, Terk®, Vehicle Safety Manufacturing®, and Viper®, as well as private labels through a large domestic and international distribution network. We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products.

Macroeconomic Factors

General economic and political conditions such as recessions; interest rates; fuel prices; inflation; foreign currency fluctuations; international tariffs; social, political, and economic risks; and acts of war or terrorism (including, for example, the ongoing military conflict between Ukraine and Russia and the economic sanctions related thereto, and the conflict between Israel and Palestine) have added uncertainty in timing of customer purchases and supply chain constraints. These headwinds are also negatively impacting our customers' operations and financial performance. As a result, demand for many of our products has declined year over year as our customers are exercising caution and adapting to the current macro-economic headwinds. During Fiscal 2024, supply chain challenges continued to affect the Company's material and shipping costs, resulting in shipping delays, and negatively impacted its gross margins. The Company has, and continues to take actions to mitigate these headwinds, as well as manage the business during a period of sales downturns, including the implementation of price increases and certain supply chain improvements, such as relocating its OEM manufacturing operations to Mexico and entering into a joint venture to operate the biometrics business. The Company also continues to introduce new products across its segments and continues to focus on driving operational improvements, discipline, and efficiencies through cost cutting measures and headcount reductions that were implemented during Fiscal 2024 and will continue during Fiscal 2025 while the Company navigates these current business challenges and near-term economic uncertainty.

The Company continues to focus on cash flow and anticipates having sufficient resources to operate for the coming twelve-month period.

Reportable Segments

The Company operates in three reportable segments based on our products, investments, and internal organizational structure. The operating segments consist of Automotive Electronics, Consumer Electronics, and Biometrics. See Note 22 to the Company's Consolidated Financial Statements for segment information.

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
▪
electronic equipment cleaning products;
▪
set-top boxes; and
▪
home and portable stereos.

Biometric products sold by the Company's equity investee, BioCenturion LLC include:

▪
iris and face identification products, and
▪
biometric security related products.

We believe our segments have expanding market opportunities with certain levels of volatility related to domestic and international markets, new car sales, increased competition by manufacturers, private labels, technological advancements, discretionary consumer spending and general economic conditions. All of our products are subject to price fluctuations which could affect the carrying value of inventories and gross margins in the future. Macroeconomic factors, such as fluctuations in interest rates, fuel prices, and foreign currency, as well as inflation have been pressured as a result of factors including supply chain shortages and international wars and conflicts, and have created a challenging demand environment in some of our markets, the duration and severity of which we are unable to predict.

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

Acquisitions and Dispositions

The Company did not enter into any acquisition transactions during the three months ended May 31, 2024 or 2023. On March 1, 2024, the Company's subsidiary, EyeLock LLC, contributed certain assets to a newly formed joint venture, BioCenturion LLC. The contribution of these assets represented a disposition of a business (see Note 12).

Critical Accounting Policies and Estimates

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; accrued sales incentives; expected credit losses on accounts receivable; inventory valuation; valuation of long-lived assets; valuation and impairment assessment of goodwill, trademarks, and other intangible assets; warranties; recoverability of deferred tax assets; and the reserve for uncertain tax positions at the date of the consolidated financial statements. A summary of the Company's critical accounting policies is identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the fiscal year ended February 29, 2024.

Continued negative trends in the business, as well as the narrow differences between fair value and carrying value of the Klipsch and Onkyo reporting units and certain indefinite-lived intangible assets, may result in an impairment charge related to goodwill or indefinite-lived intangible assets in the future. Several factors could result in future impairments, including, but not limited to deterioration in macro-economic conditions (including a recession, continued inflation, rising interest rates and foreign currency exchange rates), changes in customer preferences and trends, increased competition, and deterioration in the performance of our business or product lines. It is possible that the changes in numerous estimates associated with management judgments, assumptions and estimates made in assessing the fair value of our goodwill and indefinite-lived intangible assets, could result in a future impairment charge which may be significant.

Results of Operations

As you read this discussion and analysis, refer to the accompanying Unaudited Consolidated Statements of Operations and Comprehensive Loss, which present the results of our operations for the three months ended May 31, 2024 and 2023.

The following tables set forth, for the periods indicated, certain statements of operations data for the three months ended May 31, 2024 and 2023.

Net Sales

	May 31,
	2024	2023	$ Change	% Change
Three Months Ended
Automotive Electronics	$27,685	$38,412	$(10,727)	(27.9)%
Consumer Electronics	63,918	73,330	(9,412)	(12.8)%
Biometrics	8	100	(92)	(92.0)%
Corporate/Eliminations	50	84	(34)	(40.5)%
Total net sales	$91,661	$111,926	$(20,265)	(18.1)%

Automotive Electronics sales represented 30.2% of our net sales for the three months ended May 31, 2024, compared to 34.3% in the prior year period and decreased $10,727 for the three months ended May 31, 2024, as compared to the three months ended May 31, 2023. The primary driver of this decrease was the decline in sales of OEM rear seat entertainment products of approximately $8,800 for the three months ended May 31, 2024, due to factors including volume reductions and temporary halts in existing customer programs, and the termination of one customer program that was in place during the prior year. Sales of aftermarket security products, including remote start and telematic products, also declined approximately $1,300 for the three months ended May 31, 2024 as a result of decreased consumer spending, as well as due to product delays. Sales of aftermarket rear seat entertainment products declined approximately $700 for the three months ended May 31, 2024 as a result of inflated vehicle pricing and high interest rates, which continue to result in lower consumer spending on vehicles. Satellite radio product sales also decreased approximately $700 as suppliers have kept their inventory lean as a result of consumer spending declines amid current economic concerns. Additionally, the Company has experienced a decrease in sales of collision avoidance products of approximately $500, as some car manufacturers who had previously eliminated these products from their OEM lines have added the products back to their new vehicles, thus negatively impacting sales in the aftermarket. Finally, sales of aftermarket safety products decreased approximately $500 for the three months ended May 31, 2024 as a result of low vehicle inventory and a decline in consumer spending. As an offset to these sales declines, the Company experienced an increase in sales of OEM remote start products of approximately $1,900 due to a new customer program that began in the second half of the prior fiscal year. Aftermarket accessories product sales also increased approximately $400 due to new leather seat kit product offerings beginning during the three months ended May 31, 2024.

Consumer Electronics sales represented 69.7% of our net sales for the three months ended May 31, 2024, compared to 65.5% in the comparable prior year period and decreased $9,412 for the three months ended May 31, 2024, as compared to the three months ended May 31, 2023. The net decrease was a result of several factors, including a decline in sales of domestic wireless accessory speakers of approximately $5,600 for the three months ended May 31, 2024, which was related to a program with one of the Company's customers that did not repeat in the current year. The Company's European accessory product sales also decreased approximately $3,800 for the three months ended May 31, 2024, primarily as a result of a decline in sales of balcony solar power products, with sales of these products normalizing in the current year after launching in the second half of Fiscal 2023. In Europe and Asia, the Company experienced a net decrease in sales of premium audio products and receiver products of approximately $1,600 for the three months ended May 31, 2024, due to lower consumer spending and an overstock of certain older products, offset by positive sales from the launch of new premium audio products in the current period. Additionally, sales of domestic accessory products, including reception, hook-up, and other home accessory products, declined approximately $1,500 for the three months ended May 31, 2024 due to decreased consumer spending amid current economic concerns. As an offset to these declines, domestic sales of the Company's premium home theater speakers, wireless speaker products, and other premium audio products increased approximately $2,500 during the three months ended May 31, 2024 due primarily to the successful launch of new products during the current year period. Sales of the Company's hearing aid products also increased approximately $400 for the three months ended May 31, 2024 as these products were launched during the second quarter of the prior fiscal year.

On March 1, 2024, the Company's majority owned subsidiary, EyeLock LLC, contributed assets, including inventory and intangible assets, to a newly formed joint venture, BioCenturion LLC, which will operate the Biometrics business. As of and for the three months ended May 31, 2024, the Company accounted for its investment in BioCenturion LLC as an equity method investment with income (loss) from its equity method investee recorded within Other (Expense) Income on the Company's Unaudited Consolidated Statements of Operations and Comprehensive Loss.

Gross Profit and Gross Margin Percentage

	May 31,
	2024	2023	$ Change	% Change
Three Months Ended
Automotive Electronics	$6,418	$8,070	$(1,652)	(20.5)%
	23.2%	21.0%
Consumer Electronics	18,934	18,718	216	1.2%
	29.6%	25.5%
Biometrics	8	48	(40)	(83.3)%
	100.0%	48.0%
Corporate/Eliminations	49	744	(695)	(93.4)%
	$25,409	$27,580	$(2,171)	(7.9)%
	27.7%	24.6%

Gross margin percentages for the Company have increased 310 basis points for the three months ended May 31, 2024, respectively, as compared to the three months ended May 31, 2023.

Gross margins in the Automotive Electronics segment increased 220 basis points for the three months ended May 31, 2024. One of the primary drivers of margin increases in this segment has been the relocation of the manufacturing of most of the Company's OEM automotive products from Florida to Mexico, which began during the second half of Fiscal 2023 and will be completed during the current fiscal year. The Company has realized improved margins on the sale of these products during the three months ended May 31, 2024 as a result of the cost savings generated by this move. Sales of higher margin OEM security products also contributed positively to margins during the three months ended May 31, 2024, as sales of these products increased as compared to the prior year period. Additionally, sales of the Company's OEM rear seat entertainment products, which have consistently generated lower than normal margins under its current programs as a result of contractual pricing with customers, coupled with higher supply chain costs, declined for the three months ended May 31, 2024, which contributed positively to segment margins for the period. As an offset to these positive factors, margin decreases during the three months ended May 31, 2024 were driven by the decline in sales of some of the Company's higher margin products within the segment, such as aftermarket security products, aftermarket rear seat entertainment products, and collision avoidance products.

Gross margins in the Consumer Electronics segment increased 410 basis points for the three months ended May 31, 2024. The increase in sales of the Company's premium audio products during the quarter, driven by the launch of new products both domestically and internationally, have had a positive impact on segment gross margins for the three months ended May 31, 2024. Fewer low price, low margin close-out sales of older products have also helped to improve margins as compared to prior year.

On March 1, 2024, the Company's majority owned subsidiary, EyeLock LLC, contributed assets, including all of its inventory and intangible assets, to a newly formed joint venture, BioCenturion LLC, which will operate the Biometrics business. As of and for the three months ended May 31, 2024, the Company accounted for its investment in BioCenturion LLC as an equity method investment with income (loss) from its equity method investee recorded within Other (Expense) Income on the Company's Unaudited Consolidated Statements of Operations and Comprehensive Loss.

Operating Expenses

	May 31,
	2024	2023	$ Change	% Change
Three Months Ended
Operating expenses:
Selling	$9,590	$11,166	$(1,576)	(14.1)%
General and administrative	16,457	19,427	(2,970)	(15.3)%
Engineering and technical support	6,244	8,337	(2,093)	(25.1)%
Restructuring costs	231	59	172	291.5%
Total operating expenses	$32,522	$38,989	$(6,467)	(16.6)%

Total operating expenses have decreased $6,467 for the three months ended May 31, 2024, as compared with the three months ended May 31, 2023.

For the three months ended May 31, 2024, selling expenses decreased $1,576. The Company experienced a decline in website expenses of approximately $600, primarily as a result of lower sales and reductions in spending on web advertising for the current year period. Trade show expenses also decreased approximately $600 for the three months ended May 31, 2024 as a result of fewer shows attended and lower spending related to the annual Consumer Electronics Show. Additionally, employee salaries and related benefits and payroll taxes decreased approximately $400 due to company-wide headcount reductions.

General and administrative expenses decreased $2,970 for the three months ended May 31, 2024, as compared to the prior year period. Salary expense and related benefits and payroll taxes decreased approximately $1,500 primarily as a result of headcount reductions implemented by the Company beginning in the second quarter of Fiscal 2024, as well as due to the absence of Beat Kahli's executive salary during the three months ended May 31, 2024, as he stepped down from his position as President of the Company effective March 1, 2024. Legal, professional, and third party service fees also declined approximately $1,200 during the three months ended May 31, 2024 due primarily to the decrease in litigation and consulting fees related to the Seaguard arbitration award that was settled and paid during the fourth quarter of Fiscal 2024, as well as due to cost containment measures. Additionally, travel and entertainment expense decreased approximately $100 during the three months ended May 31, 2024 as a result of cost-cutting measures implemented by the Company in order to achieve savings.

Engineering and technical support expenses decreased $2,093 for the three months ended May 31, 2024, as compared to the prior year period. This decrease was due in part to a decline in labor expense and related payroll taxes and benefits of approximately $1,000 resulting primarily from Company-wide headcount reductions, as well as lower use of outside labor during the period. Research and development expense also decreased approximately $1,000 for the three months ended May 31, 2024 primarily as a result of the timing of the commencement and completion of projects. Both labor expense and research and development expenses were also positively impacted during the three months ended May 31, 2024 by the formation of the BioCenturion LLC joint venture by EyeLock LLC and GalvanEyes Partners LLC on March 1, 2024, which EyeLock has accounted for as an equity method investment. As a result, such expenses have decreased substantially for the Company's EyeLock subsidiary.

Restructuring expenses were $231 for the three months ended May 31, 2024 as compared to $59 for the three months ended May 31, 2023. Restructuring costs in both periods were related to the relocation of certain OEM production operations from Florida to Mexico and were comprised primarily of employee severance costs.

Other (Expense) Income

	May 31,
	2024	2023	$ Change	% Change
Three Months Ended
Interest and bank charges	$(2,138)	$(1,546)	$(592)	(38.3)%
Equity in income of equity investee	351	1,616	(1,265)	(78.3)%
Final arbitration award	-	(986)	986	100.0%
Other, net	(1,871)	(701)	(1,170)	(166.9)%
Total other expense, net	$(3,658)	$(1,617)	$(2,041)	(126.2)%

Interest and bank charges represent interest expense and fees related to the Company's bank obligations, shareholder loan, supply chain financing and factoring agreements, interest related to finance leases, and amortization of debt issuance costs. During the three months ended May 31, 2024, interest charges on the funds borrowed from the Wells Fargo Credit Facility have increased as compared to the three months ended May 31, 2023 primarily due to the increase in funds borrowed, as well as an increase in interest rates.

Equity in income of equity investees represents the Company's share of income from its 50% non-controlling ownership interests in ASA Electronics LLC and Subsidiaries ("ASA") and BioCenturion LLC, in which the Company began investing on March 1, 2024. The decrease in income for the three months ended May 31, 2024 as compared to the prior year period is due to lower net income at ASA resulting from a decline in sales caused by current economic conditions, as well as due to losses incurred by BioCenturion which were not present in the prior year period.

During the three months ended May 31, 2023, the Company recorded charges representing interest expense related to the arbitration award due to Seaguard. The final arbitration award settlement was paid during the fourth quarter of Fiscal 2024.

Other, net includes net foreign currency gains or losses, interest income, rental income, a loss on the contribution of assets to a joint venture, and other miscellaneous income and expense. During the three months ended May 31, 2024, the Company had net foreign currency losses of $1,851, as compared to net foreign currency losses of $987 for the three months ended May 31, 2023. Foreign currency losses incurred during the three months ended May 31, 2024 and 2023 were primarily driven by declines in the Japanese Yen, which impacted the re-measurement of the Company's Onkyo subsidiary intercompany loans and interest payable which are not of a long-term investment nature. The losses attributable to these re-measurements for the three months ended May 31, 2024 were $1,136, as compared to $455 for the three months ended May 31, 2023. On March 1, 2024, the Company's majority owned subsidiary, EyeLock LLC, contributed assets, including all of its inventory and intangible assets, to a newly formed joint venture, BioCenturion LLC, which will operate a Biometrics business, and that EyeLock accounts for as an equity method investment. For the three months ended May 31, 2024, EyeLock incurred a loss of $413 on the contribution of assets to the joint venture, representing the difference between the book value of the assets contributed and their fair values on March 1, 2024.

Income Tax Provision

The Company’s provision for income taxes consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments, as necessary.

For the three months ended May 31, 2024, the Company recorded an income tax benefit of $594, which includes a discrete income tax benefit of $107 related to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations.

The effective tax rate for the three months ended May 31, 2024 was an income tax benefit of 5.5% on pre-tax loss of $10,771. The effective tax rate for the three months ended May 31, 2024 differed from the U.S. statutory rate of 21% as a result of a number of factors, including the non-controlling interest related to EyeLock LLC, state and local income taxes, nondeductible permanent differences, income taxed in foreign jurisdictions at varying tax rates, and a reduction in valuation allowance based on forecasted earnings.

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

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not financial measures recognized by GAAP. EBITDA represents net loss attributable to VOXX International Corporation and Subsidiaries, computed in accordance with GAAP, before interest expense and bank charges, taxes, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for stock-based compensation expense, gains on the sale of certain assets, losses on the contribution of assets to a joint venture, foreign currency losses, restructuring expenses, certain non-routine legal fees, and awards. Depreciation, amortization, stock-based compensation, foreign currency losses and losses on the contribution of assets to a joint venture are non-cash items.

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

Reconciliation of GAAP Net Loss Attributable to VOXX International Corporation to EBITDA and Adjusted EBITDA

	Three months ended May 31,
	2024	2023
Net loss attributable to VOXX International Corporation and Subsidiaries	$(9,269)	$(10,738)
Adjustments:
Interest expense and bank charges (1)	1,923	1,346
Depreciation and amortization (1)	2,728	3,101
Income tax benefit	(594)	(1,321)
EBITDA	(5,212)	(7,612)
Stock-based compensation	146	258
Gain on sale of tradename	-	(450)
Loss on contribution of assets to joint venture (1)	252	-
Foreign currency losses (1)	1,849	962
Restructuring expenses	231	59
Non-routine legal fees	(123)	853
Final arbitration award	-	986
Adjusted EBITDA	$(2,857)	$(4,944)

(1)
For purposes of calculating Adjusted EBITDA for the Company, interest expense and bank charges, depreciation and amortization, losses on the contribution of assets to a joint venture, as well as foreign currency losses have been adjusted in order to exclude the non-controlling interest portion of these expenses attributable to EyeLock LLC and Onkyo Technology KK, as appropriate.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of May 31, 2024, we had working capital of $121,173 which includes cash and cash equivalents of $4,160, compared with working capital of $138,885 at February 29, 2024, which included cash and cash equivalents of $10,986. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations, when applicable, and the income on our investments to fund the current operations of the business. However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions, or to further pay down our debt. As of May 31, 2024, we had cash balances totaling $375 held in foreign bank accounts, none of which would have been subject to United States federal income taxes if made available for use in the United States. The Tax Cuts and Jobs Act provides a 100% participation exemption on dividends received from foreign corporations after January 1, 2018, as the United States has moved away from a worldwide tax system and closer to a territorial system for earnings of foreign corporations.

Operating activities used of $2,083 for the three months ended May 31, 2024 due primarily to the decrease in accounts payable, accrued sales incentives, and accrued expenses and other current liabilities, as well as due to the decrease in the Company's net sales. This was offset by a decrease in accounts receivable and inventory. For the three months ended May 31, 2023, operating activities provided cash of $5,253 due to factors including the decrease in accounts receivable and the increase in accounts payable. This was offset primarily by the increase in inventory and the decrease accrued sales incentives, as well as due to losses incurred by EyeLock LLC and the decrease in the Company's net sales.

Investing activities used cash of $648 during the three months ended May 31, 2024 primarily due to capital expenditures. For the three months ended May 31, 2023, investing activities used cash of $784 primarily due to capital expenditures.

Financing activities used cash of $5,839 during the three months ended May 31, 2024 due primarily to repayments of borrowings from the Credit Facility, the Florida mortgage, and finance leases, as well as due to the settlement of market stock units and the purchase of treasury shares. This was offset by borrowings from the Company's Credit Facility. During the three months ended May 31, 2023, financing activities used cash of $6,695 due to repayments of borrowings from the Company's Credit Facility and Florida mortgage, as well as the purchase of treasury shares. This was offset by borrowings from the Credit Facility and the Euro asset-based loan in Germany.

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $165,000. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory, certain real estate, and certain intellectual property, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 17(b)). The availability under the revolving credit line of the Credit Facility was $44,349 as of May 31, 2024.

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

The obligations under the Credit Facility documents are secured by a general lien on and security interest in substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles, and inventory. The Company, as parent, has guaranteed the obligations of its subsidiary borrowers under the Agreement.

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

Material Cash Requirements

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity. At May 31, 2024, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period
Contractual Cash Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Finance lease obligation (1)	$889	$330	$420	$139	$-
Operating leases (1)	3,158	1,031	1,205	467	455
Total contractual cash obligations	$4,047	$1,361	$1,625	$606	$455
Other Commitments
Bank obligations (2)	$59,480	$-	$59,480	$-	$-
Stand-by and commercial letters of credit (3)	587	587	-	-	-
Other (4)	9,152	4,162	4,990	-	-
Unconditional purchase obligations (5)	73,555	73,555	-	-	-
Total other commitments	142,774	78,304	64,470	-	-
Total commitments	$146,821	$79,665	$66,095	$606	$455

1.
Represents total principal payments due under operating and finance lease obligations. Total current balances (included in Accrued expenses other current liabilities) due under finance and operating lease obligations are $330 and $1,031, respectively, at May 31, 2024. Total long-term balances due under finance and operating leases are $559 and $2,127, respectively, at May 31, 2024.
2.
Represents amounts outstanding under the Company’s Credit Facility and the VOXX Germany Euro asset-based lending facility at May 31, 2024.
3.
We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.
4.
This amount represents the outstanding balances of the mortgage for our manufacturing facility in Florida and the shareholder loan payable to a joint venture partner.
5.
Open purchase obligations represent inventory commitments. These obligations are not recorded in the consolidated financial statements until commitments are fulfilled given that such obligations are subject to change based on negotiations with manufacturers.

We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under bank lines of credit and possible future public or private debt and/or equity offerings. At times, we evaluate possible acquisitions of, or investments in, businesses that are complementary to ours, which transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, credit arrangements, and access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures for the next twelve months. In the event they do not, we may require additional funds in the future to support our working capital requirements or for other purposes and may seek to raise such additional funds through the sale of public or private equity and/or debt financings, as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable when required.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations, or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Related Party Transactions

On April 29, 2021 EyeLock LLC entered into a three-year exclusive distribution agreement (“the Agreement”) with GalvanEyes LLC, a Florida LLC, managed by Beat Kahli, a significant shareholder of Voxx’s Class A Common Stock, and the Co-Vice Chairman of Voxx's Board of Directors. The Agreement was included in the Company’s Proxy Statement filed on June 17, 2021 and was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on July 29, 2021. See Note 21 of the Notes to the Unaudited Consolidated Financial Statement of this Form 10-Q.

On March 1, 2024, EyeLock LLC entered into a joint venture agreement with GalvanEyes Partners LLC to form BioCenturion LLC. The joint venture will operate the biometrics business. Each of the members agreed to contribute selected assets to the joint venture, with GalvanEyes controlling the day-to-day operations of the joint venture. All working capital needs and funding of the joint venture shall be borne by GalvanEyes for the first two years. Beat Kahli is Chairman of the Board and Chief Executive Officer of BioCenturion LLC. Concurrent with the formation of the joint venture, the distribution agreement between EyeLock LLC and GalvanEyes LLC was terminated. See Note 12 of the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q.

From March 1, 2023 through February 29, 2024, Beat Kahli served as President of VOXX International Corporation. On March 1, 2024, he resigned as President, but continues to serve as Co-Vice Chairman of the Board of VOXX International Corporation. Patrick Lavelle resumed his role as President of the Company on March 1, 2024.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 25 to our consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Voxx conducts business in various non-U.S. countries, including Germany, Canada, Mexico, China, Hong Kong, Venezuela, Denmark, the Netherlands, France, Australia, and Japan and thus is exposed to market risk for changes in foreign currency exchange rates. As a result, we have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the U.S., which can adversely impact our net income and cash flows. For the three months ended May 31, 2024, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $2,100, and an increase in net loss of approximately $80 for the three months ended May 31, 2024. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade, and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations, and U.S. dollar denominated purchases in its foreign subsidiaries. One of the Company's Euro subsidiaries enters forward contracts to hedge certain U.S. dollar transactions. The Company minimizes the risk of nonperformance on the forward contracts by transacting with major financial institutions. On May 31, 2024, the Company had outstanding forward foreign currency contracts designated for hedge accounting. For the three months ended May 31, 2024, unrealized gains of $8 were recorded in other comprehensive income associated with these contracts.

We are also subject to risk from changes in foreign currency exchange rates from the translation of financial statements of our foreign subsidiaries and for long-term intercompany loans with the foreign subsidiaries. These changes result in cumulative translation adjustments, which are included in Accumulated other comprehensive (loss) income. At May 31, 2024, we had translation exposure to various foreign currencies with the most significant being the Euro. A hypothetical 10% adverse change in the foreign currency rates would result in a negative impact of $8 on Other comprehensive loss for the three months ended May 31, 2024.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and investment grade corporate and U.S. government securities. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed. We have variable rate indebtedness related to our Credit Facility and Euro asset-based lending facility in Germany. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates to the extent that we have balances outstanding under these variable rate loans. At May 31, 2024, the balance outstanding on the Credit Facility was $59,480 and there was no balance outstanding related to the German asset-based lending facility (see Note 17). In connection with the Florida Mortgage, we have debt outstanding in the amount of $5,490 at May 31, 2024. Interest on this mortgage is charged at 79% of the applicable SOFR rate plus 1.87%. The Company currently has an interest rate swap for the Florida Mortgage with a notional amount of $5,490 at May 31, 2024. This swap locks the interest rate at 3.43% (inclusive of credit spread) on the Florida Mortgage through the mortgage end date of March 2026.

As of May 31, 2024, the total net fair value of the interest rate swap recorded in Other assets on our Consolidated Balance Sheet is $142, which represents the amount that would be paid upon unwinding the interest rate swap agreement based on market conditions on that date. Changes in the fair value of this interest rate swap agreement are reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated other comprehensive loss.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of May 31, 2024 to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended May 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 24 of the Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Note 15 of the Form 10-K for the fiscal year ended February 29, 2024 for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended February 29, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our Board of Directors to repurchase shares of the Company's Class A Common Stock. During the three months ended May 31, 2024, the Company repurchased 64,142 shares of Class A Common Stock for an aggregate cost of $248, as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
5/1/2024 - 5/31/2024	64,142	3.81	64,142	816,911
Total other commitments	64,142

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended May 31, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii), the Unaudited Consolidated Statements of Operations and Comprehensive Loss, (iii) the Unaudited Consolidated Statements of Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

July 10, 2024

By:	/s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By:	/s/ Loriann Shelton
Loriann Shelton,
Senior Vice President, Chief Financial Officer, and Chief Operating Officer