Form 10-Q
period 2024-08-31
VOXX International Corp
filed 2024-10-10
CIK 807707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of October 8, 2024
Class A Common Stock	20,244,217 Shares
Class B Common Stock	2,260,954 Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	August 31, 2024	February 29, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,661	$10,986
Accounts receivable, net of allowances of $1,980 and $3,041 at August 31, 2024 and February 29, 2024, respectively	64,240	71,066
Inventory	113,253	128,471
Receivables from vendors	795	1,192
Due from Established (Note 2)	24,542	-
Due from GalvanEyes LLC, current (Note 22)	-	1,238
Prepaid expenses and other current assets	15,743	20,820
Income tax receivable	4,710	2,095
Total current assets	226,944	235,868
Investment securities	398	828
Equity investments	22,848	21,380
Property, plant and equipment, net	44,201	45,070
Operating lease, right of use assets	2,815	2,577
Goodwill	64,344	63,931
Intangible assets, net	56,632	68,766
Due from GalvanEyes LLC, less current portion (Note 22)	-	1,340
Deferred income tax assets	60	1,452
Other assets	2,922	2,794
Total assets	$421,164	$444,006
Liabilities, Redeemable Equity, Redeemable Non-Controlling Interest, and Stockholders' Equity
Current liabilities:
Accounts payable	$43,895	$35,076
Accrued expenses and other current liabilities	38,397	38,238
Income taxes payable	1,168	1,123
Accrued sales incentives	16,810	18,236
Contract liabilities, current	3,265	3,810
Current portion of long-term debt	4,469	500
Total current liabilities	108,004	96,983
Long-term debt, net of debt issuance costs	50,015	71,881
Finance lease liabilities, less current portion	484	644
Operating lease liabilities, less current portion	1,917	1,884
Deferred compensation	398	828
Deferred income tax liabilities	2,615	2,690
Other tax liabilities	721	809
Prepaid ownership interest in EyeLock LLC due to GalvanEyes LLC (Note 22)	-	9,817
Other long-term liabilities	2,850	2,170
Total liabilities	167,004	187,706
Commitments and contingencies (Note 25)
Redeemable equity: Class A, $.01 par value; 597,021 and 577,581 shares at August 31, 2024 and February 29, 2024, respectively (Note 9)	4,173	4,110
Redeemable non-controlling interest (Note 3)	(4,041)	(3,203)
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (Note 21)	-	-
Common stock:
Class A, $.01 par value, 60,000,000 shares authorized, 23,998,379 and 23,985,603 shares issued and 19,647,196 and 19,698,562 shares outstanding at August 31, 2024 and February 29, 2024, respectively	240	240
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding at both August 31, 2024 and February 29, 2024	22	22
Paid-in capital	295,959	293,272
Retained earnings	51,415	58,272
Accumulated other comprehensive loss	(17,219)	(17,366)
Less: Treasury stock, at cost, 4,351,183 and 4,287,041 shares of Class A Common Stock at August 31, 2024 and February 29, 2024, respectively	(39,821)	(39,573)
Total VOXX International Corporation stockholders' equity	290,596	294,867
Non-controlling interest	(36,568)	(39,474)
Total stockholders' equity	254,028	255,393
Total liabilities, redeemable equity, redeemable non-controlling interest, and stockholders' equity	$421,164	$444,006

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Three months ended August 31,		Six months ended August 31,
	2024	2023	2024	2023
Net sales	$92,488	$113,642	$184,149	$225,568
Cost of sales	69,796	85,017	136,048	169,363
Gross profit	22,692	28,625	48,101	56,205
Operating expenses:
Selling	7,848	10,021	17,438	21,187
General and administrative	15,777	17,250	32,234	36,677
Engineering and technical support	6,100	7,857	12,344	16,194
Restructuring expenses	2,098	2,008	2,329	2,067
Total operating expenses	31,823	37,136	64,345	76,125
Operating loss	(9,131)	(8,511)	(16,244)	(19,920)
Other income (expense) :
Interest and bank charges	(1,973)	(1,573)	(4,111)	(3,119)
Equity in income of equity investees	200	1,241	551	2,857
Gain on sale of business (Note 2)	8,300	-	8,300	-
Gain on sale of assets (Note 2)	2,154	-	2,154	-
Final arbitration award	-	(1,612)	-	(2,598)
Other, net	3,842	(952)	1,971	(1,653)
Total other income (expense), net	12,523	(2,896)	8,865	(4,513)
Income (loss) before income taxes	3,392	(11,407)	(7,379)	(24,433)
Income tax expense (benefit)	1,600	1,170	1,006	(151)
Net income (loss)	1,792	(12,577)	(8,385)	(24,282)
Less: net loss attributable to non-controlling interest	(620)	(1,513)	(1,528)	(2,480)
Net income (loss) attributable to VOXX International Corporation and Subsidiaries	$2,412	$(11,064)	$(6,857)	$(21,802)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(337)	820	258	1,058
Derivatives designated for hedging	(90)	34	(103)	(26)
Pension plan adjustments	(8)	(5)	(8)	(6)
Other comprehensive (loss) income, net of tax	(435)	849	147	1,026
Comprehensive income (loss) attributable to VOXX International Corporation and Subsidiaries	$1,977	$(10,215)	$(6,710)	$(20,776)
Income (loss) per share - basic: Attributable to VOXX International Corporation and Subsidiaries	$0.10	$(0.47)	$(0.30)	$(0.92)
Income (loss) per share - diluted: Attributable to VOXX International Corporation and Subsidiaries	$0.10	$(0.47)	$(0.30)	$(0.92)
Weighted-average common shares outstanding (basic)	23,125,665	23,462,575	23,132,771	23,629,147
Weighted-average common shares outstanding (diluted)	23,159,333	23,462,575	23,132,771	23,629,147

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity

For the three and six months ended August 31, 2024 and 2023

(In thousands, except share and per share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Treasury Stock	Total Stock- holders' Equity
Balances at February 29, 2024	$262	$293,272	$58,272	$(17,366)	$(39,474)	$(39,573)	$255,393
Net loss (1)	—	—	(9,269)	—	(623)	—	(9,892)
Other comprehensive income, net of tax	—	—	—	582	—	—	582
Cancellation of EyeLock LLC ownership put option, net of shareholder receivable (Note 22)	—	3,710	—	—	3,829	—	7,539
Cash settlement of market stock units upon vesting of remaining award	—	(1,000)	—	—	—	—	(1,000)
Repurchase of 64,142 shares of common stock	—	—	—	—	—	(248)	(248)
Stock-based compensation expense	—	62	—	—	—	—	62
Balances at May 31, 2024	262	296,044	49,003	(16,784)	(36,268)	(39,821)	252,436
Net income (loss) (1)	—	—	2,412	—	(300)	—	2,112
Loss on contribution of assets to joint venture (Note 13)	—	(413)	—	—	—	—	(413)
Other comprehensive loss, net of tax	—	—	—	(435)	—	—	(435)
Interest on shareholder note receivable	—	(45)	—	—	—	—	(45)
Stock-based compensation expense	—	373	—	—	—	—	373
Balances at August 31, 2024	$262	$295,959	$51,415	$(17,219)	$(36,568)	$(39,821)	$254,028

Balances at February 28, 2023	$262	$292,565	$99,122	$(18,680)	$(37,268)	$(30,285)	$305,716
Net loss (1)	—	—	(10,738)	—	(649)	—	(11,387)
Other comprehensive income, net of tax	—	—	—	177	—	—	177
Repurchase of 371,087 shares of Class A common stock	—	—	—	—	—	(4,113)	(4,113)
Stock-based compensation expense	—	235	—	—	—	—	235
Balances at May 31, 2023	262	292,800	88,384	(18,503)	(37,917)	(34,398)	290,628
Net loss (1)	—	—	(11,064)	—	(553)	—	(11,617)
Other comprehensive income, net of tax	—	—	—	849	—	—	849
Repurchase of 267,831 shares of Class A Common Stock	—	—	—	—	—	(2,859)	(2,859)
Stock-based compensation expense	—	185	—	—	—	—	185
Balances at August 31, 2023	$262	$292,985	$77,320	$(17,654)	$(38,470)	$(37,257)	$277,186

(1) Net (loss) income excludes net loss attributable to redeemable non-controlling interest of $(286) for the three months ended May 31, 2024, $(320) for the three months ended August 31, 2024, $(317) for the three months ended May 31, 2023, and $(961) for the three months ended August 31, 2023 (see Note 3).

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Six months ended August 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,385)	$(24,282)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,729	6,492
Amortization of debt discount	206	196
Bad debt expense	52	38
Reduction in the carrying amount of the right of use asset	631	703
Gain on sale of business (Note 2)	(8,300)	-
Gain on sale of assets (Note 2)	(2,154)	-
Equity in income of equity investees	(551)	(2,857)
Distribution of income from equity investees	2,074	3,212
Deferred income tax expense (benefit)	1,329	(286)
Non-cash compensation adjustment	(430)	(119)
Stock based compensation expense	558	466
Loss (gain) on disposal of property, plant, and equipment	117	(31)
Gain on sale of intangible asset	-	(450)
Changes in operating assets and liabilities:
Accounts receivable	7,220	20,787
Inventory	4,223	1,490
Receivables from vendors	398	(230)
Prepaid expenses and other	4,796	(1,856)
Investment securities-trading	430	119
Accounts payable, accrued expenses, accrued sales incentives, contract liabilities, and other liabilities	6,636	(32)
Income taxes payable	(2,590)	(799)
Net cash provided by operating activities	11,989	2,561
Cash flows from investing activities:
Purchases of property, plant, and equipment	(1,736)	(1,444)
Proceeds from sale of property, plant, and equipment	3,202	33
Proceeds from sale of intangible asset	-	450
Net cash provided by (used in) investing activities	1,466	(961)
Cash flows from financing activities:
Principal payments on finance lease obligation	(204)	(169)
Proceeds from shareholder note receivable	352	-
Repayment of bank obligations	(83,273)	(76,630)
Borrowings on bank obligations	65,012	80,461
Deferred financing costs	-	(112)
Settlement of market stock unit awards	(1,000)	-
Purchase of treasury stock	(246)	(6,972)
Net cash used in financing activities	(19,359)	(3,422)
Effect of exchange rate changes on cash	(1,421)	1,622
Net decrease in cash and cash equivalents	(7,325)	(200)
Cash and cash equivalents at beginning of period	10,986	6,134
Cash and cash equivalents at end of period	$3,661	$5,934

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

Due to an error recorded in the first quarter ended May 31, 2023, and a correction to the error recorded in the second quarter ended August 31, 2023, the quarter-to-date net loss attributable to the non-controlling interest for the periods ended May 31, 2023, and August 31, 2023, were understated and overstated, respectively, by $239. The net loss attributable to non-controlling interest for the year-to-date periods presented for the six months ended August 31, 2023, and subsequent periods, were presented properly. The quarter-to-date net loss attributable to Voxx International Corporation and Subsidiaries for the three months ended May 31, 2023, and the three months ended August 31, 2023, were overstated, and understated, respectively, by $239.

We operate in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. See Note 23 for the Company's segment reporting disclosures.

(2) Dispositions

Sale of a business

On August 30, 2024, the Company's wholly owned subsidiary, VOXX Accessories Corp. ("VAC"), completed the sale of certain assets of its domestic accessories business ("the Disposal Group"), consisting of intangible assets and inventory, which was included in the Company's Consumer Electronics segment, to Talisman Brands Inc., d/b/a Established Inc. (“Established" or the "Buyer”) for total consideration of $24,542, net of selling expenses. The consideration was recorded as a receivable due from Established on the accompanying Consolidated Balance Sheet at August 31, 2024. The Company recognized a gain in the amount of $8,300 on the sale of the Disposal Group for the three and six months ended August 31, 2024 within Other income (expense) on the accompanying Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). During September 2024, the Company received payments totaling $24,442 toward the total balance due from Established. The remaining balance due of $100 is expected to be received during the third quarter of Fiscal 2025. The proceeds of the sale will be used by the Company to repay outstanding debt.

The sale of the Disposal Group has been recorded as a sale of a business pursuant to ASC 805 - Business Combinations, but did not meet the requirements to be classified as discontinued operations in accordance with ASC 205 - Presentation of Financial Statements, as the sale did not materially affect the Company's operations and did not represent a strategic shift for the Company.

At closing, the Company and Established entered into an operations services agreement, pursuant to which the Company agreed to continue to operate the accessories business for the Buyer's benefit, consisting of certain defined services, including purchasing, logistics, sales, MIS, human resources, customer service, credit and collections, and finance and accounting services. The operating services agreement will continue for a period of twelve months, and may be canceled at any time, or extended, at the Buyer's option.

Sale of assets

On August 15, 2024, the Company's wholly owned subsidiary, Premium Audio Company, LLC ("PAC"), completed the sale of certain trade names and related inventory to Jamo Holding Limited and Cinemaster Shanghai Ltd. for total consideration of $3,410. The assets sold did not meet the requirements to be classified as a sale of a business pursuant to ASC 805 - Business Combinations. The Company recognized a gain of $2,154 on the sale of these assets for the three and six months ended August 31, 2024 within Other income (expense) on the accompanying Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). The proceeds of the sale were used by the Company to repay outstanding debt.

(3) Redeemable Non-Controlling Interest

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

The Company has consolidated the financial results of Onkyo since the acquisition date for financial reporting purposes. The non-controlling interest has been classified as redeemable non-controlling interest outside of equity on the accompanying Consolidated Balance Sheets as the exercise of the put/call option is not within the Company’s control. The carrying value of the redeemable non-controlling interest of Onkyo cannot be less than the redemption amount, which is the amount Sharp will settle the put option for if exercised. Based upon the terms of the put/call option, the option remains exercisable in the event there is no redemption price, or if the redemption price is a negative amount, as determined by the redemption formula. In periods where the specific formula results in a negative amount, and thus no redemption value exists, no amounts would be paid to or received from the counterparty upon the exercise of the option. Adjustments to reconcile the carrying value to the redemption amount are recorded immediately to retained earnings and included in earnings per share. No adjustment was made to the carrying amount of the redeemable non-controlling interest at August 31, 2024 as the excess of the redemption amount over the carrying amount was minimal, or a negative amount. In the event the formulaic redemption price is positive and greater than the carrying amount of the redeemable non-controlling interest balance, an adjustment to the carrying amount of the non-controlling interest would be recorded. The following table provides the rollforward of the redeemable non-controlling interest for the six months ended August 31, 2024:

Redeemable Non-controlling Interest
Balance at February 29, 2024	$(3,203)
Net loss attributable to non-controlling interest	(606)
Comprehensive loss attributable to non-controlling interest	(104)
Foreign currency translation	(128)
Balance at August 31, 2024	$(4,041)

(4) Net Income (Loss) Per Common Share

Basic net income (loss) per common share attributable to VOXX International Corporation is calculated by dividing net income (loss) attributable to Voxx, adjusted to reflect changes in the redemption value of redeemable non-controlling interest, by the weighted-average common shares outstanding during the period. The diluted net income (loss) per common share computation reflects the potential dilution that would occur if common stock equivalent securities or other contracts to issue common stock were exercised or converted into common stock.

A reconciliation between the denominator of basic and diluted net income (loss) per common share is as follows:

	Three months ended August 31,		Six months ended August 31,
	2024	2023	2024	2023
Weighted-average common shares outstanding (basic)	23,125,665	23,462,575	23,132,771	23,629,147
Effect of dilutive securities:
Restricted stock units, market stock units, and stock grants	33,668	—	-	-
Weighted-average common shares and potential common shares outstanding (diluted)	23,159,333	23,462,575	23,132,771	23,629,147

Restricted stock units, market stock units, and stock grants of 106,862 and 290,173 for the three months ended August 31, 2024 and 2023, respectively, and 264,085 and 292,877 for the six months ended August 31, 2024 and 2023, respectively, were not included in the net income (loss) per diluted share calculation because the grant prices of the restricted stock units, market stock units, and stock grants were greater than the average market price of the Company’s common stock during these periods, or the inclusion of these components would have been anti-dilutive.

(5) Investment Securities

As of August 31, 2024, and February 29, 2024, the Company had the following investments:

August 31, 2024
Fair Value
Investment Securities
Marketable Equity Securities
Mutual funds	$398
Total Marketable Equity Securities	398
Total Investment Securities	$398

February 29, 2024
Fair Value
Investment Securities
Marketable Equity Securities
Mutual funds	$828
Total Marketable Securities	828
Total Investment Securities	$828

Equity Securities

Mutual Funds

The Company’s mutual funds are held in connection with its deferred compensation plan, which was terminated on May 1, 2023, with payment of the remaining balance to be made to participating employees on March 1, 2025. Changes in the carrying value of these securities are offset by changes in the corresponding deferred compensation liability.

(6) Fair Value Measurements and Derivatives

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

Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents financial assets and liabilities measured at fair value on a recurring basis at August 31, 2024:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$3,661	$3,661	$-	$-
Mutual funds	398	398	-	-
Derivatives designated for hedging	143	-	143	-

The following table presents financial assets and liabilities measured at fair value on a recurring basis at February 29, 2024:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$10,986	$10,986	$-	$-
Mutual funds	828	$828	$-	$-
Derivatives designated for hedging	263	-	263	-

The carrying value of our other financial instruments did not differ materially from their estimated fair values at August 31, 2024 and February 29, 2024.

Derivative Instruments

The Company’s derivative instruments include an interest rate swap agreement and foreign currency contracts.

The Company’s interest rate swap agreement hedges interest rate exposure related to the outstanding balance of its Florida Industrial Revenue Bonds ("the Florida Mortgage"), with monthly payments due through March 2026. The swap agreement locks the interest rate on the debt at 3.43% (inclusive of credit spread) through the maturity date of the loan. Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). We calculate the fair value of our interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments. Interest rate swaps are classified in the balance sheet as either assets or liabilities based on the fair value of the instruments at the end of the period. The current outstanding notional value of the Company's interest rate swap at August 31, 2024 is $5,365 (see Note 27).

Foreign currency contracts are utilized by our German subsidiary to hedge a portion of their U.S. Dollar company’s inventory purchases when management views them to be advantageous. The valuation of our foreign currency options is performed based on foreign exchange rates and yield curves built from observable market parameters and, where applicable, on Black Scholes or local volatility models calibrated to available volatility quotes (Level 2). During Fiscal 2024 and during the three months ended August 31, 2024, the Company entered into forward foreign currency contracts which have notional U.S. Dollar equivalent amounts aggregating $20,700 at August 31, 2024, and that have been designated as cash flow hedges. The remaining maturities of these option contracts are eighteen months in the aggregate. During the six months ended August 31, 2023, the Company had no open forward foreign currency contracts.

Financial Statement Classification

The following table discloses the fair value as of August 31, 2024 and February 29, 2024 of the Company’s derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	August 31, 2024	February 29, 2024
Derivative instruments
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	$68	$121
Interest rate swap agreements designated as cash flow hedges	Other assets	75	142
Total derivatives		$143	$263

Cash Flow Hedges

The change in the fair value of hedging derivative instruments that are expected to be highly effective and have been designated and qualify as cash flow hedges are recorded to Other comprehensive loss (income). During the same period or periods during which the hedged transaction affects earnings, the amounts recorded in Other comprehensive loss (income) are reclassified to earnings and presented in the same income statement line item as the effect of the hedged item. The change in fair value of the derivative instruments that do not qualify for hedge accounting and have not been designated as cash flow hedges are included in other (expense) income on the accompanying Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) immediately.

The gain or loss on the Company’s interest rate swap is recorded in Other comprehensive loss (income) and subsequently reclassified into Interest and bank charges in the period in which the hedged transaction affects earnings. As of August 31, 2024, no interest rate swaps originally designated for hedge accounting were de-designated or terminated.

The net income (loss) recognized in Other comprehensive (loss) income for foreign currency contracts is expected to be recognized in Cost of sales during the next twenty-four months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods.

Activity related to cash flow hedges recorded during the three and six months ended August 31, 2024 and 2023 was as follows:

	Three months ended		Six months ended
	August 31, 2024		August 31, 2024
	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Loss Reclassified from Accumulated Other Comprehensive Income	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Loss Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	1	(37)	13	(68)
Interest rate swaps	$(67)	$-	(67)	-

	Three months ended		Six months ended
	August 31, 2023		August 31, 2023
	Pretax Gain Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Pretax Loss Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	-	-	$-	$-
Interest rate swaps	34	-	(26)	-

(7) Accumulated Other Comprehensive (Loss) Income

The Company’s accumulated other comprehensive (loss) income consists of the following:

	Foreign Currency Translation Losses	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 29, 2024	$(17,192)	$(398)	$224	$(17,366)
Other comprehensive income (loss) before reclassifications	258	(8)	(57)	193
Reclassified from accumulated other comprehensive loss (gain)	-	-	(46)	(46)
Net current-period other comprehensive loss	258	(8)	(103)	147
Balance at August 31, 2024	$(16,934)	$(406)	$121	$(17,219)

For the three and six months ended August 31, 2024, the Company recorded other comprehensive (loss) income, net of associated tax impact of $(12) and $(18), respectively, related to derivatives designated in a hedging relationship. There were no taxes recorded related to pension plan adjustments during the three and six months ended August 31, 2024.

The other comprehensive (loss) income before reclassification related to foreign currency translation losses of $258 includes the remeasurement of intercompany transactions of a long-term investment nature of $(602) with certain subsidiaries whose functional currency is not the U.S. dollar, and $860 from translating the financial statements of the Company's non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar.

(8) Supplemental Cash Flow Information

The following is supplemental information relating to the Unaudited Consolidated Statements of Cash Flows:

	Six months ended August 31,
	2024	2023
Non-cash investing and financing activities:
Recording of redeemable equity	$(63)	$(46)
Investment in BioCenturion LLC	2,989	-
Cancellation of EyeLock LLC ownership put option	9,817	-
Reclassification of shareholder receivable to equity	2,578	-
Recording of excise tax attributable to treasury stock repurchases	2	-
Right of use assets obtained in exchange for operating lease obligations	556	549
Right of use assets obtained in exchange for finance lease obligations	-	575
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$610	$648
Operating cash flows from finance leases	30	8
Finance cash flows from finance leases	204	169
Cash paid during the period:
Interest (excluding bank charges)	$3,211	$2,135
Income taxes (net of refunds)	2,270	910

(9) Accounting for Stock-Based Compensation

The Company has various stock-based compensation plans, which are more fully described in Note 1 of the Notes to the Consolidated Financial Statements contained in the Company’s Form 10-K for the fiscal year ended February 29, 2024.

The Company's 2024 Equity Incentive Plan (the "2024 Plan") was adopted by the Company's Board of Directors and approved by the Company's shareholders at its Annual Meeting of Shareholders in July 2024 and replaces the Company's 2012 Equity Incentive Plan (the "2012 Plan") and 2014 Omnibus Equity Incentive Plan (the "2014 Plan").

Restricted stock awards are granted pursuant to the 2024 Plan. A restricted stock award is an award of common stock that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are subject to forfeiture if employment terminates for a reason other than death, disability, or retirement prior to the release of the restrictions. Pursuant to the 2024 Plan, Restricted Stock Units ("RSUs") may be awarded by the Company to any individual who is employed by, provides services to, or serves as a director of the Company or its affiliates. There are no market conditions inherent in the RSU awards, only the employee performance requirement for performance awards, and the service requirement that the respective employee continues employment with the Company through the vesting date.

In August 2024, the Company granted 267,924 RSUs to certain employees of the Company pursuant to the 2024 Plan. The RSU awards will vest on the the occurrence of certain triggering conditions as described in the awards. The restricted stock units will also vest upon the sale of all of the Company's issued and outstanding stock, the sale of all, or substantially all, of the assets of the Company, or the termination of the grantee's employment without cause. When vested, the RSU awards will be settled, at the Company's discretion, in cash or in shares of the Company's Class A Common Stock, or a combination of both. The Company expenses the cost of these RSU awards on a straight-line basis over the requisite service period of each grantee, which is determined to be eighteen months based on the award triggering conditions. For these purposes, the fair market value of each RSU was determined based on the closing price of the Company's common stock on the grant date. The fair market value of each RSU granted in August 2024 was $3.12.

The Company also grants RSUs to certain senior executives of the Company under its Senior Executive Retirement Plan ("SERP") pursuant to the 2024 Plan. These RSUs vest on the later of three years from the date of grant, or the grantee reaching the age of 65 years. The RSU awards will also vest upon the sale of all of the Company's issued and outstanding stock, the sale of all, or substantially all, of the assets of a subsidiary of which the grantee serves as CEO and/or President, or the termination of the grantee's employment without cause, provided that the grantee, at the time of termination, has been employed for at least 10 years. When vested, RSU awards may be settled in shares of Class A Common Stock or in cash, at the Company's sole option. In July 2024, the Company granted 49,983 RSU awards to employees under the SERP. The Company expenses the cost of these RSU awards on a straight-line basis over the requisite service period of each grantee. For these purposes, the fair market value of each RSU is determined based on the mean of the high and low price of the Company's common stock on the grant date. The fair market value of each RSU granted in July 2024 was $2.56.

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
-
Grant of market stock units (“MSU’s”) up to a maximum value of $5,000, based upon the achievement of a 90-calendar day average stock price of no less than $5.49 over the performance period ending on the third and fifth anniversary of the effective date of the Employment Agreement. The value of the MSU award increased based upon predetermined targeted 90-calendar day average stock prices with a maximum of $5,000 if the 90-calendar day average high stock price equaled or exceeded $15.00. The award could be settled in shares or in cash upon mutual agreement between the Company and Mr. Lavelle. We recognized stock-based compensation expense of $23 and $46 during the three and six months ended August 31, 2023 related to these MSU’s using the graded vesting attribution method over the performance period. For the three and six months ended August 31, 2024, no remaining compensation expense was recognized related to the MSU's, as the remaining 20% of this award vested on March 1, 2024 and was settled in cash, resulting in a payment made to Mr. Lavelle in the amount of $1,000 during the first quarter of Fiscal 2025.

On September 28, 2023, the term of Mr. Lavelle's employment agreement was extended for one year through February 28, 2025 under which his annual salary will be $750 and he will receive a $250 cash equivalent share grant to be awarded in quarterly increments calculated on the fair market value of the Company's Class A Common Stock on each of June 30, 2024, September 30, 2024, December 31, 2024, and March 31, 2025. We recognized stock-based compensation expense of $46 and $105 during the three and six months ended August 31, 2024, respectively, related to this stock grant, which has been recorded using the graded vesting attribution method.

All stock grants under the Employment Agreement are subject to a hold requirement as specified in the Employment Agreement. The Employment Agreement gives Mr. Lavelle the right to require the Company to redeem his shares if a specific contingent change in control event occurs. The contingent event under which Mr. Lavelle may exercise his right to redemption includes a change of control transaction wherein the Shalam Group would become a 40% or less holder of the total combined voting power of all outstanding voting securities of the Company. Accordingly, the stock awards issued in connection with the Employment Agreement are presented as redeemable equity on the Consolidated Balance Sheets at grant-date fair value. Shares previously held by Mr. Lavelle under the 2014 Plan and those personally purchased by Mr. Lavelle are also presented as redeemable equity. As the contingent events that would allow Mr. Lavelle to redeem the shares are not probable at this time, remeasurement of the amounts in redeemable equity have not been recorded. The Employment Agreement contains certain restrictive and non-solicitation covenants.

A rollforward of redeemable equity related to stock awards and shares held by Mr. Lavelle for the six months ended August 31, 2024 is as follows:

Redeemable Equity
Balance at February 29, 2024	$4,110
Stock based compensation expense	63
Balance at August 31, 2024	$4,173

Grant of Shares to Chief Financial Officer and Chief Operating Officer

On July 8, 2019, the Board of Directors approved a five-year Employment Agreement, effective March 1, 2019, by and between the Company and Loriann Shelton, the Company’s Chief Financial Officer and Chief Operating Officer. On September 28, 2023, the term of the agreement was extended for one year through February 28, 2025 under which Ms. Shelton will receive, in addition to her annual salary, a $100 cash equivalent share grant to be awarded in quarterly increments calculated on the fair market value of the Company's Class A Common Stock on each of June 30, 2024, September 30, 2024, December 31, 2024, and March 31, 2025. We recognized stock-based compensation expense of $18 and $42 during the three and six months ended August 31, 2024, respectively, related to this stock grant, which has been recorded using the graded vesting attribution method.

Grant of Shares to Beat Kahli

On February 6, 2023, Voxx appointed Beat Kahli, the Vice Chairman of the Company's Board of Directors, President of the Company for one year. The Company entered into an employment agreement with Mr. Kahli effective February 6, 2023 with a term ending on February 29, 2024. Under the terms of the employment agreement, in addition to a $300 annual salary, Mr. Kahli was granted the right to receive stock-based compensation in the form of a stock grant of 20,000 shares of the Company's Class A Common Stock to be issued on each of June 30, 2023, September 30, 2023, December 31, 2023 and March 31, 2024. We recognized stock-based compensation expense of $4 during the six months ended August 31, 2024, compared to $57 and $154 during the three and six months ended August 31, 2023, respectively, related to this stock grant. There was no remaining compensation expense related to this grant during the three months ended August 31, 2024. The grant fair value of these shares was $10.66 per share and compensation expense has been recorded using the graded vesting attribution method. Mr. Kahli's employment agreement expired on February 29, 2024. He remains Vice Chairman of the Company's Board of Directors. On March 1, 2024, Patrick Lavelle resumed the role of President of the Company.

The following table presents a summary of the activity related to the 2024 Plan for the six months ended August 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested award balance at February 29, 2024	176,312	$8.93
Granted	317,907	3.03
Vested	(100,792)	6.17
Vested and settled	(5,000)	10.66
Unvested award balance at August 31, 2024	388,427	$4.02

At August 31, 2024, there were 706,087 vested and unsettled RSU awards under the Company’s 2024 Plan with a weighted average fair value of $6.93.

During the three and six months ended August 31, 2024 and 2023, the Company recorded $412 and $558, respectively, and $208 and $466, respectively, in total stock-based compensation related to the 2024 Plan, including executive employment agreements. As of August 31, 2024, there was approximately $1,270 of unrecognized stock-based compensation expense related to unvested RSU awards and stock grants.

(10) Supply Chain Financing

The Company has supply chain financing agreements and factoring agreements that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The balances under the agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three and six months ended August 31, 2024, net of discounts, were $22,024 and $41,207, respectively, compared to $28,278 and $55,633 for the three and six months ended August 31, 2023, respectively.

(11) Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $1,235 and $2,606 for the three and six months ended August 31, 2024, respectively, compared to $2,079 and $4,455 for the three and six months ended August 31, 2023, respectively. All amounts are net of customer reimbursements and are included within Engineering and technical support expenses on the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

(12) Goodwill and Intangible Assets

The change in goodwill by segment is as follows:

Automotive Electronics:	Amount
Beginning balance at March 1, 2024	$3,052
Activity during the period	-
Balance at August 31, 2024	$3,052
Gross carrying value at August 31, 2024	$10,425
Accumulated impairment charge	(7,373)
Net carrying value at August 31, 2024	$3,052
Consumer Electronics:
Beginning balance at March 1, 2024	$60,879
Foreign currency adjustments	413
Balance at August 31, 2024	$61,292
Gross carrying value at August 31, 2024	$93,455
Accumulated impairment charge	(32,163)
Net carrying value at August 31, 2024	$61,292
Total Goodwill, net	$64,344

The Company's Biometrics segment did not carry a goodwill balance at August 31, 2024 or February 29, 2024.

At August 31, 2024, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$54,053	$47,678	$6,375
Trademarks/Tradenames	20,588	6,219	14,369
Developed technology	4,965	2,979	1,986
Patents	6,735	6,222	513
License	1,400	1,400	-
Contracts	1,556	1,556	-
Total finite-lived intangible assets	$89,297	$66,054	23,243
Indefinite-lived intangible assets
Trademarks			33,389
Total intangible assets, net			$56,632

At February 29, 2024, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$53,915	$46,037	$7,878
Trademarks/Tradenames	20,323	5,031	15,292
Developed technology	18,970	15,743	3,227
Patents	6,736	6,128	608
License	1,400	1,400	-
Contracts	1,556	1,556	-
Total finite-lived intangible assets	$102,900	$75,895	27,005
Indefinite-lived intangible assets
Trademarks			41,761
Total intangible assets, net			$68,766

The Company recorded amortization expense of $1,573 and $3,153 for the three and six months ended August 31, 2024, respectively, compared to $1,640 and $3,320 for the three and six months ended August 31, 2023, respectively. The estimated aggregate amortization expense for all amortizable intangibles for August 31 of each of the succeeding years is as follows:

Year	Amount
2025	$5,694
2026	4,306
2027	3,110
2028	2,908
2029	2,866

(13) Equity Investments

BioCenturion LLC

On March 1, 2024, the Company's majority owned subsidiary, EyeLock LLC, entered into a joint venture agreement with GalvanEyes Partners LLC to form BioCenturion LLC ("BioCenturion," or the "joint venture") (see Note 22). EyeLock contributed assets with a net book value totaling $3,403 into the newly created BioCenturion LLC in exchange for a 50% membership interest in the joint venture. The following summarizes the preliminary allocation of the assets contributed to the joint venture by EyeLock on March 1, 2024 based upon their fair values:

March 1, 2024
Assets contributed:
Inventory	$1,839
Accounts receivable, net	46
Property, plant, and equipment	4
Tradenames	1,630
Developed technology	2,460
Total contribution	$5,979

BioCenturion LLC operates in the biometrics business. All working capital needs and funding of the joint venture shall be borne by GalvanEyes for the first two years of the joint venture agreement and GalvanEyes will control the day-to-day operations of BioCenturion. Beat Kahli, who previously served as President of Voxx and as CEO of GalvanEyes, and currently serves as Vice-chairman of Voxx's Board of Directors, is Chairman of the Board and Chief Executive Officer of BioCenturion LLC. The Company has concluded that BioCenturion is a variable interest entity for which EyeLock lacks the power to direct the activities that most significantly impact the joint venture's economic performance.

As EyeLock is not the primary beneficiary, it does not consolidate the variable interest entity. However, due to EyeLock's ability to exercise significant influence, the investment is accounted for under the equity method of accounting in accordance with ASC 323, "Investments - Equity Method and Joint Ventures."

The investment in BioCenturion LLC was recorded at its initial fair value of $2,989 on March 1, 2024 in accordance with ASC 810-10-40 upon the deconsolidation of the group of assets, which represented a business pursuant to ASC 805, "Business Combinations." EyeLock incurred a loss on the contribution of assets to the joint venture of $413 for the six months ended August 31, 2024, which was recorded to Paid in capital on the Company's Consolidated Balance Sheet.

The Company will apply the hypothetical liquidation book value method ("HLBV") to determine the allocation of profits and losses of the joint venture to EyeLock. The liquidation rights and priorities are defined in the joint venture operating agreement as 77.8% to EyeLock and 22.2% to GalvanEyes up to the deemed initial capital contributions of $45,000, and thereafter 50% to EyeLock and 50% to GalvanEyes, which differs from the membership interest of EyeLock and GalvanEyes, which is 50% to both EyeLock and GalvanEyes. The HLBV method calculates the proceeds that would be attributable to each member in an investment based on the liquidation provisions of the agreement if the joint venture was to be liquidated at book value as of the balance sheet date. Each member’s allocation of income or loss in the period is equal to the change in the amount of net equity they are legally able to claim based on a hypothetical liquidation of the entity at the end of a reporting period compared to the beginning of that period, adjusted for any capital transactions. EyeLock's share of losses from BioCenturion was $601 and $1,365 for the three and six months ended August 31, 2024. The balance of EyeLock's equity method investment in BioCenturion at August 31, 2024 was $1,625.

ASA Electronics LLC and Subsidiary

As of August 31, 2024 and February 29, 2024, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA"), which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	August 31, 2024	February 29, 2024
Current assets	$43,390	$43,790
Non-current assets	7,386	7,579
Liabilities	8,330	8,609
Members' equity	42,446	42,760

	Six months ended August 31,
	2024	2023
Net sales	$32,286	$42,192
Gross profit	8,638	11,115
Operating income	3,294	5,321
Net income	3,832	5,714

The Company's share of income from ASA was $801 and $1,916 for the three and six months ended August 31, 2024, respectively, compared to $1,241 and $2,857 for the three and six months ended August 31, 2023, respectively. The balance of the Company's equity method investment in ASA at August 31, 2024 was $21,223.

(14) Income Taxes

The Company’s provision for income taxes consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments, as necessary. At each interim period, the Company evaluates the realizability of its deferred tax assets to determine if a valuation allowance is required. Given the VAC sale of business that occurred in the interim quarter ended August 31, 2024, the

Company determined that its Canadian deferred tax assets will not be realizable on a more-likely-than-not basis. As such, the Company recorded an increase to its valuation allowance as a discrete item during the quarter.

For the three months ended August 31, 2024, the Company recorded an income tax provision of $1,600, which includes a discrete income tax provision of $1,265 primarily related to increases in its valuation allowance in connection with deferred tax assets in Canada and Australia. The effective tax rate for the three months ended August 31, 2024 was an income tax provision of 47.2% on pre-tax income of $3,392. The effective tax rate for the three months ended August 31, 2024 differed from the U.S. statutory rate of 21% mostly related to the discrete items discussed above, as well as a number of factors including no income tax benefit recorded on current year U.S and Japanese pre-tax losses given the Company maintains a full valuation allowance, income taxed in foreign jurisdictions at varying tax rates, nondeductible permanent differences, research and development credits, and adjustments to the deferred tax liability related to indefinite lived intangibles.

For the three months ended August 31, 2023, the Company recorded an income tax provision of $1,170, which includes a discrete income tax provision of $115. The effective tax rate for the three months ended August 31, 2023 was an income tax provision of 10.3% on pre-tax loss of $11,407. The effective tax rate for the three months ended August 31, 2023 differs from the U.S. statutory rate of 21% as a result of a number of factors, primarily related to no income tax benefit recorded on current year U.S and Japanese pre-tax losses given the Company maintains a full valuation allowance, income taxed in foreign jurisdictions at varying tax rates, nondeductible permanent differences, research and development credits, and adjustments to our deferred tax liability related to indefinite lived intangibles.

For the six months ended August 31, 2024, the Company recorded an income tax provision of $1,006, which includes a discrete income tax provision of $1,158 related primarily to increases in valuation allowance related to deferred tax assets in Canada (as discussed above) and Australia. The effective tax rate for the six months ended August 31, 2024 was an income tax expense of 13.6% on pre-tax loss of $7,379. The effective tax rate for the six months ended August 31, 2024 differs from the U.S. statutory rate of 21% as a result of a number of factors, primarily related to no income tax benefit recorded on current year U.S. and Japanese pre-tax losses given the Company maintains a full valuation allowance, income taxed in foreign jurisdictions at varying tax rates, nondeductible permanent differences, research and development credits, adjustments to the deferred tax liability related to indefinite lived intangibles, and the discrete items discussed above.

For the six months ended August 31, 2023, the Company recorded an income tax benefit of $151, which includes a discrete income tax benefit of $317 related primarily to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations offset by the remeasurement of state deferred taxes based on law changes enacted during the period. The effective tax rate for the six months ended August 31, 2023 was an income tax benefit of 0.6% on pre-tax loss of $24,433. The effective tax rate for the six months ended August 31, 2023 differs from the U.S. statutory rate of 21% as a result of a number of factors, primarily related to no income tax benefit recorded on current year U.S and Japanese pre-tax losses given the Company maintains a full valuation allowance, income taxed in foreign jurisdictions at varying tax rates, nondeductible permanent differences, research and development credits, and adjustments to our deferred tax liability related to indefinite lived intangibles.

At August 31, 2024 and February 29, 2024, the Company had an uncertain tax position liability balance of $721 and $809, respectively, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S. federal, state, and local, and foreign tax issues.

(15) Inventory

Inventories by major category are as follows:

	August 31, 2024	February 29, 2024
Raw materials	$17,522	$21,527
Work in process	577	736
Finished goods	95,154	106,208
Inventory	$113,253	$128,471

(16) Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs. The liability for product warranties is included within Accrued expenses and other current liabilities and the reserve for product repair costs is recorded as a reduction of Inventory on the Consolidated Balance Sheets.

	Three months ended August 31,		Six months ended August 31,
	2024	2023	2024	2023
Opening balance	$6,622	$6,953	$6,593	$6,759
Liabilities for warranties and product repair costs accrued during the period	1,023	723	2,356	2,025
Warranty claims settled and product repair costs expended during the period	(1,294)	(1,009)	(2,598)	(2,117)
Ending balance	$6,351	$6,667	$6,351	$6,667

(17) Restructuring Expenses

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

During the second quarter of Fiscal 2023, the Company began moving certain of its OEM production operations from Florida to Mexico, which is expected to be completed during Fiscal 2025. During the second quarters of Fiscal 2024 and Fiscal 2025, the Company implemented cost reduction initiatives in order to streamline operations, reduce costs, and align its business in response to market conditions. As a result of these initiatives, the Company incurred restructuring expenses, consisting primarily of employee severance and relocation expenditures, of $2,098 and $2,329, and $2,008 and $2,067 for the three and six months ended August 31, 2024 and 2023, respectively. For the three and six months ended August 31, 2024, we incurred restructuring charges within the Automotive Electronics segment of $156 and $393, respectively, and within the Consumer Electronics segment of $1,943 and $1,935, respectively. For the three and six months ended August 31, 2023 we incurred restructuring charges within the Automotive Electronics segment of $726 and $785, respectively, as well as $1,077 in the Consumer Electronics segment, $27 in the Biometrics segment, and $177 in Corporate. At August 31, 2024, the balance of restructuring charges not yet settled was $1,375 and are included within Accrued expenses and other current liabilities on the Company's Consolidated Balance Sheet. The Company expects substantially all of this liability balance to be settled during Fiscal 2025. Additional restructuring charges related to relocation and cost reductions may be incurred during Fiscal 2025.

(18) Financing Arrangements

The Company has the following financing arrangements:

	August 31, 2024	February 29, 2024
Debt
Domestic credit facility (a)	$45,832	$63,843
Florida mortgage (b)	5,365	5,615
Euro asset-based lending obligation - VOXX Germany (c)	-	-
Shareholder loan payable (d)	3,970	3,813
Total debt	55,167	73,271
Less: current portion of long-term debt	4,469	500
Long-term debt	50,698	72,771
Less: debt issuance costs	683	890
Total long-term debt, net of debt issuance costs	$50,015	$71,881

(a)
Domestic Credit Facility

The Company has a senior secured credit facility (the "Credit Facility") with Wells Fargo Bank, N.A. ("Wells Fargo") that provides for a revolving credit facility with committed availability of up to $165,000. The Credit Facility also includes a $50,000 sub-limit for letters of credit and a $15,000 sub-limit for Swing Loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory, certain real estate, and certain intellectual property, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 18(b)). The availability under the revolving credit line of the Credit Facility was $62,275 as of August 31, 2024.

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

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or SOFR Rate Loans, except that Swing Loans may only be designated as Base Rate Loans. Loans designated as SOFR Rate Loans bear interest at a rate equal to the then applicable SOFR rate plus a range of 1.75 – 2.25% (7.43% at August 31, 2024). Loans designated as Base Rate loans bear interest at a rate equal to the applicable margin for Base Rate Loans plus a range of 0.75 - 1.25% as defined in the Agreement and shall not be lower than 1.75% (9.50% at August 31, 2024).

Provided that the Company is in a Compliance Period (the period commencing on that day in which Excess Availability is less than 15% of the Maximum Revolver Amount and ending on a day in which Excess Availability is equal to or greater than 15% for any consecutive 30-day period thereafter), the Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment, including the declaration of dividends; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the Agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of August 31, 2024, the Company was not in a Compliance Period.

The obligations under the Credit Facility documents are secured by a general lien on, and security interest in, substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles, and inventory. The Company, as parent, has guaranteed the obligations of its subsidiary borrowers under the Agreement.

Charges incurred on the unused portion of the Credit Facility during the three and six months ended August 31, 2024 totaled $164 and $311, respectively, compared to $199 and $405 during the three and six months ended August 31, 2023, respectively. These charges are included within Interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has deferred financing costs related to the Credit Facility and previous amendments and modifications of the Credit Facility. Deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance and are amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) over the term of the Credit Facility, which expires on April 19, 2026. During the three and six months ended August 31, 2024, the Company amortized $92 and $184 of these costs, respectively, as compared to $89 and $176 during the three and six months ended

August 31, 2023, respectively. The net unamortized balance of these deferred financing costs as of August 31, 2024 was $615.

(b)
Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida. Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Company makes principal and interest payments to Wells Fargo, which began March 1, 2016 and will continue through March of 2026. The Florida Mortgage bears interest at 79% of the applicable SOFR Rate plus 1.87% (7.19% at August 31, 2024) and is secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. The financial covenants of the Florida Mortgage are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016 and amended in April 2021 and February 2023. The Company is in compliance with the financial covenants of the Florida Mortgage, which are as defined in the Company’s Credit Facility with Wells Fargo dated April 26, 2016, as amended (see Note 27).

The Company has deferred financing costs related to the Florida Mortgage and a previous amendment to the loan agreement, which are recorded as deferred financing costs and included in Long-term debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and are being amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) over the remaining term of the Florida Mortgage. The Company amortized $11 and $22 of these costs during the three and six months ended August 31, 2024, respectively, as compared to $11 and $20 during the three and six months ended August 31, 2023. The net unamortized balance of these deferred financing costs as of August 31, 2024 is $68.

The Company has an interest rate swap agreement to hedge interest rate exposure related to the Florida Mortgage. The swap contract has a set fixed rate equal to 3.43% (see Note 6 and Note 27).

(c)
Euro Asset-Based Lending Obligation – VOXX Germany

Foreign bank obligations include a Euro Asset-Based Lending ("ABL") credit facility, which has a credit limit of €8,000 for the Company's subsidiary, VOXX Germany, which expires on October 31, 2024. The rate of interest for the ABL is the three-month Euribor plus 3.55% (7.04% at August 31, 2024).

(d)
Shareholder Loan Payable

In conjunction with the capitalization and funding of the Company’s Onkyo joint venture, which was created in order to execute the acquisition of certain assets of the home audio/video business of OHEC on September 8, 2021, Onkyo entered into a loan agreement with the shareholders of the joint venture. The loan balance outstanding at August 31, 2024 represents the portion of the loan payable to PAC's joint venture partner. The loan balance due to PAC eliminates in consolidation. All amounts outstanding under the loan will mature and become payable ten years from the execution date of the acquisition, which is September 8, 2031. The loan may be prepaid subject to the approval of the board of directors of the joint venture and must be repaid if either the put or call option is exercised in accordance with the joint venture agreement (see Note 3). The rate of interest for the shareholder loan is 2.5% and the loan is secured by a second priority lien on and secured interest in all assets of Onkyo.

(19) Other Income (Expense)

Other income (expense) is comprised of the following:

	Three months ended August 31,		Six months ended August 31,
	2024	2023	2024	2023
Foreign currency gain (loss), net	$3,204	$(1,261)	$1,353	$(2,248)
Interest income	75	16	171	33
Rental income	262	236	522	465
Miscellaneous	301	57	(75)	97
Total other, net	$3,842	$(952)	$1,971	$(1,653)

Gains and losses included within Foreign currency gain (loss), net, for the three and six months ended August 31, 2024 and 2023 were primarily driven by fluctuations in the Japanese Yen, which impacted the re-measurement of the Company's Onkyo subsidiary intercompany loans and interest payable, which are not of a long-term investment nature. The total foreign currency gain (loss) attributable to these re-measurements for the three and six months ended August 31, 2024 was $1,915 and $779, as compared to $(892) and $(1,347) for the three and six months ended August 31, 2023, respectively.

(20)
Lease Obligations

We account for leases in accordance with ASC 842 “Leases” (“ASC 842”). We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration.

We have operating leases for office equipment, as well as offices, warehouses, and other facilities used for our operations. We also have finance leases comprised primarily of computer hardware. Our leases have remaining lease terms of less than 1 year to 7 years, some of which include renewal options. We consider these renewal options in determining the lease term used to establish our right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal option will be exercised. The Company had no short-term leases during the three and six months ended August 31, 2024.

Refer to Note 8 for supplemental cash flow information related to leases.

The components of lease cost for the three and six months ended August 31, 2024 and 2023 were as follows:

	Three months ended August 31,		Six months ended August 31,
	2024	2023	2024	2023
Operating lease cost (a) (c)	$318	$338	$631	$703
Finance lease cost:
Amortization of right of use assets (a)	109	100	218	169
Interest on lease liabilities (b)	18	7	30	8
Total finance lease cost	$127	$107	248	$177

(a)
Recorded within Selling, General and administrative, Engineering and technical support, and Cost of sales on the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

(b)
Recorded within Interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).
(c)
Includes immaterial amounts related to variable rent expense.

Supplemental balance sheet information related to leases is as follows:

	August 31, 2024	February 29, 2024
Operating Leases
Operating lease, right of use assets	$2,815	$2,577
Total operating lease right of use assets	$2,815	$2,577
Accrued expenses and other current liabilities	$1,017	$782
Operating lease liabilities, less current portion	1,917	1,884
Total operating lease liabilities	$2,934	$2,666
Finance Leases
Property, plant, and equipment, gross	3,835	$3,835
Accumulated depreciation	(3,081)	(2,863)
Total finance lease right of use assets	754	$972
Accrued expenses and other current liabilities	$305	$349
Finance lease liabilities, less current portion	484	644
Total finance lease liabilities	$789	$993
Weighted Average Remaining Lease Term
Operating leases	4.2 years	4.9 years
Finance leases	2.9 years	3.1 years
Weighted Average Discount Rate
Operating leases	4.74%	4.12%
Finance leases	7.05%	8.45%

Maturities of lease liabilities on August 31 of each of the succeeding years are as follows:

	Operating Leases	Finance Leases
2025	$1,104	366
2026	747	299
2027	381	111
2028	257	111
2029	250	9
Thereafter	431	-
Total lease payments	3,170	896
Less imputed interest	236	107
Total	$2,934	789

As of August 31, 2024, the Company has not entered into any lease agreements that have not yet commenced.

The Company owns and occupies buildings as part of its operations. Certain space within these buildings may, from time to time, be leased to third parties from which the Company earns rental income as lessor. This leased space is recorded within property, plant, and equipment and was not material to the Company's Consolidated Balance Sheets at August 31, 2024 and February 29, 2024. Rental income earned by the Company for the three and six months ended August 31, 2024 and 2023 was $262 and $522, respectively, as compared to $236 and $465, respectively, and is recorded within Other income (expense).

(21) Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	August 31, 2024	February 29, 2024	August 31, 2024	February 29, 2024	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	-	-	-	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	-	-	-	—
Class A Common Stock	$0.01	60,000,000	60,000,000	19,647,196	19,698,562	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	4,351,183	4,287,041	N/A	N/A	N/A

The Company's Class A common shares outstanding are presented net of 597,021 and 577,581 shares subject to possible redemption at August 31, 2024 and February 29, 2024, respectively (see Note 9).

During the six months ended August 31, 2024, the Company repurchased 64,142 shares of Class A common stock, for an aggregate cost of $248. As of August 31, 2024, 816,911 shares of the Company’s Class A common stock are authorized to be repurchased in the open market.

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

We determined that we hold a variable interest in EyeLock LLC as a result of:

•
our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and
•
the loan agreement with EyeLock LLC, which has a total outstanding balance of $69,301 as of August 31, 2024.

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

On April 29, 2021, EyeLock LLC entered into a three-year exclusive distribution agreement (the “Distribution Agreement”) with GalvanEyes LLC (“GalvanEyes”), a Florida LLC managed by Beat Kahli, the Vice Chairman of Voxx's Board of Directors. The Distribution Agreement provided that GalvanEyes would be the exclusive distributor of EyeLock products in the European Union, Switzerland, Puerto Rico, Malaysia, and Singapore, with the exception of any existing customer relationships prior to the Distribution Agreement date. The Distribution Agreement also included a put/call arrangement, whereby GalvanEyes had the right to put the exclusivity back to EyeLock after the initial two-year period for a 20.0% interest in EyeLock. In turn, EyeLock had the ability to call the exclusivity during the term of the Distribution Agreement, based on the occurrence of certain events, which would result in a 20.0% equity interest given to GalvanEyes. Under the Distribution Agreement, in addition to paying for any products purchased, GalvanEyes agreed to pay EyeLock $10,000 in the form of an annual fee, over a two-year period, of up to $5,000 per year, with payments on a quarterly basis beginning on September 1, 2021. As of February 29, 2024, quarterly installment payments due from GalvanEyes under the Distribution Agreement were past due and totaled $2,578. A promissory note was signed by GalvanEyes on March 1, 2024 for the repayment of the remaining quarterly installments payable. The balance will be paid in eight quarterly installments beginning May 31, 2024 and ending on February 28, 2026 with interest accruing at a rate of 8%. The balance due under the promissory note at August 31, 2024, including accrued interest, totaled $2,323. A payment was received for the second quarterly promissory note installment in the amount of $352 on September 3, 2024.

On March 1, 2024, EyeLock LLC entered into a joint venture agreement (the "JV Agreement") with GalvanEyes to engage in a newly formed entity, BioCenturion LLC, to operate a biometrics business (see Note 13). EyeLock contributed assets, including all of its inventory and intangible assets, to the joint venture. Beat Kahli will serve as Chairman of the Board and Chief Executive Officer of BioCenturion LLC. Simultaneously with the formation of the joint venture and execution of the JV Agreement, the Distribution Agreement was terminated. The put option established by the Distribution Agreement was canceled and the liability of $9,817 on the Company's Consolidated Balance Sheet at February 29, 2024, representing the prepayment made by GalvanEyes of a 20.0% interest in EyeLock upon exercise of the put option, was reclassified to Additional paid in capital and Non-controlling interest in proportion to the Company's ownership interest in EyeLock. The balance due on the promissory note receivable from GalvanEyes was also reclassified to Additional paid in capital, representing a contra-equity balance until the note is repaid.

The Company has concluded that BioCenturion is a variable interest entity for which EyeLock lacks the power to direct the activities that most significantly impact the joint venture's economic performance. As EyeLock is not the primary beneficiary, it does not consolidate the variable interest entity.

Assets and Liabilities of EyeLock LLC

The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheets as of August 31, 2024 and February 29, 2024:

	August 31, 2024	February 29, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$4	$-
Accounts receivable, net	(25)	64
Inventory, net	-	1,839
Due from GalvanEyes LLC, current	-	1,238
Prepaid expenses and other current assets	-	58
Total current assets	(21)	3,199
Equity investment	1,625	-
Property, plant and equipment, net	-	4
Intangible assets, net	-	1,514
Due from GalvanEyes LLC, less current portion	-	1,340
Other assets	-	5
Total assets	$1,604	$6,062
Liabilities and Partners' Deficit
Current liabilities:
Accounts payable	$769	$759
Interest payable to VOXX	17,416	16,525
Accrued expenses and other current liabilities	107	287
Due to VOXX	69,301	69,377
Total current liabilities	87,593	86,948
Prepaid ownership interest in EyeLock LLC due to GalvanEyes LLC	-	9,817
Other long-term liabilities	1,200	1,200
Total liabilities	88,793	97,965
Commitments and contingencies
Partners' deficit:
Capital	48,496	41,416
Retained losses	(135,685)	(133,319)
Total partners' deficit	(87,189)	(91,903)
Total liabilities and partners' deficit	$1,604	$6,062

Revenues and Expenses of EyeLock LLC

The following table sets forth the revenues and expenses of EyeLock LLC that were included in our Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended August 31, 2024 and 2023:

	For the three months ended August 31,		For the six months ended August 31,
	2024	2023	2024	2023
Net sales	-	$210	$8	$310
Cost of sales	139	153	139	205
Gross profit	(139)	57	(131)	105
Operating expenses:
Selling	(10)	28	(9)	217
General and administrative	(4)	449	33	888
Engineering and technical support	(6)	563	(19)	1,221
Total operating expenses	(20)	1,040	5	2,326
Operating loss	(119)	(983)	(136)	(2,221)
Other expense:
Interest and bank charges	(448)	(433)	(899)	(861)
Equity in loss of equity investee	(601)	-	(1,365)	-
Other, net	397	-	34	-
Total other expense, net	(652)	(433)	(2,230)	(861)
Loss before income taxes	(771)	(1,416)	(2,366)	(3,082)
Income tax expense	-	-	-	-
Net loss	$(771)	$(1,416)	$(2,366)	$(3,082)

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

Our Consumer Electronics segment designs, manufactures, distributes and markets premium loudspeakers; architectural speakers; commercial and cinema speakers; outdoor speakers; wireless and Bluetooth speakers; A/V receivers; high performance 2 channel loudspeakers; high performance 2 channel electronics; high performance party speakers; home theater systems; business music systems; streaming music systems; on-ear and in-ear headphones; wired and wireless headphones and ear buds; Bluetooth headphones and ear buds; soundbars; solar powered balcony systems; High-Definition Television ("HDTV") antennas; Wireless Fidelity ("WiFi") antennas; High-Definition Multimedia Interface ("HDMI") accessories; karaoke products; home electronic accessories such as cabling, power cords, and other connectivity products; performance enhancing electronics; power supply systems and charging products; electronic equipment cleaning products; set-top boxes; and home and portable stereos.

Our Biometrics segment consists of an equity investment in BioCenturion LLC (see Note 13) which designs, manufactures, markets, and distributes iris identification and biometric security related products.

The accounting principles applied at the consolidated financial statement level are generally the same as those applied at the operating segment level and intersegment sales are not material. The segments are allocated interest expense, based upon a pre-determined formula, which utilizes a percentage of each operating segment's intercompany balance, which is offset in Corporate/Eliminations.

Segment data for each of the Company's segments is presented below:

	Automotive Electronics	Consumer Electronics	Biometrics (a)	Corporate/ Eliminations	Total
Three Months Ended August 31, 2024
Net sales	$26,381	$66,058	-	$49	$92,488
Equity in income of equity investees (a)	801	-	(601)	-	200
Interest expense and bank charges	359	1,677	448	(511)	1,973
Depreciation and amortization expense	746	1,475	-	644	2,865
(Loss) income before income taxes (a) (b)	(1,812)	5,933	(770)	41	3,392

Three Months Ended August 31, 2023
Net sales	$35,417	$78,044	$209	$(28)	$113,642
Equity in income of equity investees	1,241	-	-	-	1,241
Interest expense and bank charges	493	2,002	433	(1,355)	1,573
Depreciation and amortization expense	818	1,491	70	866	3,245
Loss before income taxes	(622)	(3,208)	(1,416)	(6,161)	(11,407)

Six Months Ended August 31, 2024
Net sales	$54,066	$129,976	$8	$99	$184,149
Equity in income (loss) of equity investees (a)	1,916	-	(1,365)	-	551
Interest expense and bank charges	770	3,494	899	(1,052)	4,111
Depreciation and amortization expense	1,489	2,946	-	1,294	5,729
(Loss) income before income taxes (a) (b)	(3,628)	4,609	(2,365)	(5,995)	(7,379)

Six Months Ended August 31, 2023
Net sales	$73,829	$151,374	$309	$56	$225,568
Equity in income of equity investees	2,857	-	-	-	2,857
Interest expense and bank charges	1,044	4,066	861	(2,852)	3,119
Depreciation and amortization expense	1,698	2,954	140	1,700	6,492
Loss before income taxes	(1,900)	(6,967)	(3,082)	(12,484)	(24,433)

(a) On March 1, 2024, the Company's majority owned subsidiary, EyeLock LLC, contributed assets, including inventory and intangible assets, to a newly formed joint venture, BioCenturion LLC, which will operate a Biometrics business. For the three and six months ended August 31, 2024, the Company accounted for its investment in BioCenturion LLC as an equity method investment (see Note 12).

(b) Included in Income before taxes within the Consumer Electronics segment for the three and six months ended August 31, 2024 is a gain on the sale of a business in the amount of $8,300 and a gain on the sale of assets in the amount of $2,154 (see Note 2).

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

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of consumer electronic and automotive electronic products. Our consumer electronic products are primarily comprised of finished goods sold to retail and commercial customers, consisting of premium audio products and other consumer electronic products. Our automotive electronic products, some of which are manufactured by the Company, are sold both to OEM and aftermarket customers. We recognize revenue for sales to our customers when transfer of control of the related good or service has occurred. Our revenue was predominantly recognized under the point in time approach for the three and six months ended August 31, 2024 and 2023. Certain telematic subscription revenues generated by our Automotive Electronics segment are recognized over time. Contract terms with certain of our OEM customers could result in additional products and services being transferred over time as a result of the customized nature of some of our products, together with contractual provisions in the customer contracts that provide us with an enforceable right to payment for performance completed to date; however, under typical terms, we do not have the right to consideration until the time of shipment from our manufacturing facilities or distribution centers, or until the time of delivery to our customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to our right to consideration at the time of shipment or delivery.

Under ASC 606, we are required to present a refund liability and a return asset within the Consolidated Balance Sheets. The changes in the refund liability are reported in Net sales, and the changes in the return asset are reported in Cost of sales in the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss). As of August 31, 2024 and February 29, 2024, the balance of the return asset was $995 and $1,683, respectively, and the balance of the refund liability was $1,769 and $3,648, respectively, and are presented within Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheets.

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

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had current and non-current contract liability balances totaling $3,836 at August 31, 2024 related to telematic subscription services. The following table provides a reconciliation of the Company’s contract liabilities as of August 31, 2024:

Balance at February 29, 2024	$4,419
Subscription payments received	2,777
Revenue recognized	(3,360)
Balance at August 31, 2024	$3,836

$3,265 of the contract liability balance at August 31, 2024 will be recognized during the next twelve months. The Company had no contract asset balances at August 31, 2024 or February 29, 2024.

Disaggregation of Revenue

The Company operates in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. ASC 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales are disaggregated by segment and product type for the three and six months ended August 31, 2024 and 2023:

	Three months ended August 31,		Six months ended August 31,
	2024	2023	2024	2023
Automotive Electronics Segment
OEM Products	$11,013	$16,252	$23,852	$36,535
Aftermarket Products	15,368	19,165	30,214	37,294
Total Automotive Segment	26,381	35,417	54,066	73,829
Consumer Electronics Segment
Premium Audio Products	49,926	53,199	98,308	100,803
Other Consumer Electronic Products	16,132	24,845	31,668	50,571
Total Consumer Electronics Segment	66,058	78,044	129,976	151,374
Biometrics Segment
Biometric Products (a)	-	209	8	309
Total Biometrics Segment	-	209	8	309
Corporate/Eliminations	49	(28)	99	56
Total Net Sales	$92,488	$113,642	$184,149	$225,568

(a) On March 1, 2024, the Company's majority owned subsidiary, EyeLock LLC, contributed assets, including inventory and intangible assets, to a newly formed joint venture, BioCenturion LLC, that will operate a Biometrics business. For the three and six months ended August 31, 2024, the Company accounted for its investment in BioCenturion LLC as an equity method investment (see Note 13).

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

(27) Subsequent Event

On September 24, 2024, the Company completed the sale of its manufacturing facility in Lake Nona, Florida to Aladdin Sane Realty, LLC (the "buyer") for a purchase price of $20,000. Net proceeds from the sale were used to repay the remaining outstanding balance of the Company's Florida Mortgage and the related interest rate swap was terminated on this date (see Note 6 and Note 18(b)). The Company will lease approximately 18,000 square feet of office and warehouse space in the building from the buyer for a period of five years.

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

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our results of operations for the three and six months ended August 31, 2024 compared to the three and six months ended August 31, 2023. Next, we present EBITDA and Adjusted EBITDA attributable to Voxx for the three and six months ended August 31, 2024 compared to the three and six months ended August 31, 2023, in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows and discuss our material cash requirements in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

Unless specifically indicated otherwise, all amounts presented in our MD&A below are in thousands, except share and per share data.

Business Overview

VOXX International Corporation ("Voxx," "We," "Our," "Us," or the "Company") is a leading international manufacturer and distributor in the Automotive Electronics, Consumer Electronics, and Biometrics industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image, and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through sixteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, Voxx Hong Kong Ltd., Voxx Consumer Electronics Hong Kong, Ltd., Audiovox International Corp., Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Premium Audio Company LLC ("PAC," which includes Klipsch Group, Inc., 11 Trading Company LLC, Premium Audio Company EMEA B.V., Premium Audio Company France S.A.R.L., Premium Audio Company Germany GmbH, and Premium Audio Company Pty Lt.), Omega Research and Development Technology LLC ("Omega"), Voxx Automotive Corp., Audiovox Websales LLC, VSM-Rostra LLC (“VSM”), Directed by Voxx LLC, and Directed by Voxx Canada Ltd. (collectively, with Directed by Voxx LLC, “DEI”), as well as majority owned subsidiaries, EyeLock LLC ("EyeLock") and Onkyo Technology KK n/k/a Premium Audio Company Technology Center K.K. (“Onkyo”). We market our products under the Audiovox® brand name and other brand names and licensed brands, such as Advent®, Avital®, CarLink®, Clifford®, Code-Alarm®, Crimestopper™, Directed®, Heco®, Integra®, Invision®, Jensen®, Klipsch®, Mac Audio®, Magnat®, myris®, Oehlbach®, Omega®, Onkyo®, Prestige®, Python®, Rosen®, Rostra®, Schwaiger®, Smart Start®, Vehicle Safety Manufacturing®, and Viper®, as well as private labels through a large domestic and international distribution network. We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products.

Macroeconomic Factors

General economic and political conditions such as recessions; interest rates; fuel prices; inflation; foreign currency fluctuations; international tariffs; social, political, and economic risks; and acts of war or terrorism (including, for example, the ongoing military conflict between Ukraine and Russia and the economic sanctions related thereto, and the conflict between Israel and Palestine) have added uncertainty in timing of customer purchases and supply chain constraints. These headwinds are also negatively impacting our customers' operations and financial performance. As a result, demand for many of our products has declined year over year as our customers are exercising caution and adapting to the current macro-economic headwinds. During Fiscal 2024, supply chain challenges continued to affect the Company's material and shipping costs, resulting in shipping delays, and negatively impacted its gross margins. The Company has, and continues to take actions to mitigate these headwinds, as well as manage the business during a period of sales downturns, including the implementation of price increases and certain supply chain improvements, such as relocating its OEM manufacturing operations to Mexico, entering into a joint venture to operate the biometrics business, and the strategic divestiture of certain assets of the Company in order to streamline operations and focus on improving profitability. The Company also continues to introduce new products across its segments and focus on driving operational improvements, discipline, and efficiencies through cost cutting measures and headcount reductions that were implemented during Fiscal 2024 and Fiscal 2025 while the Company navigates these current business challenges and near-term economic uncertainty.

As announced on August 27, 2024, coincident with the aforementioned activities, the Company has begun conducting the exploration of strategic alternatives in connection with its ongoing efforts to maximize shareholder value including, among other things, a potential sale of the Company, a sale of segments, operational improvements or other strategic transactions. Per its fiduciary responsibilities and to support its evaluation process, the VOXX board has established a strategic transactions committee which has retained Solomon Partners as financial advisor and Bryan Cave Leighton Paisner LLP as legal advisor. There can be no assurance that this process will result in VOXX pursuing a particular transaction or other strategic outcome. VOXX has not set a timetable for completion of this process, and it does not intend to disclose further developments unless and until it determines that further disclosure is appropriate or necessary.

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

Our objective is to continue to grow our business by acquiring new brands, embracing new technologies, expanding product development, and applying this to a continued stream of new products that should increase gross margins and improve operating income. In addition, it is our intention to continue to acquire synergistic companies that would allow us to leverage our overhead, penetrate new markets and expand existing product categories through our business channels. Notwithstanding the above, if the appropriate opportunity arises, the Company will explore the potential divestiture of a product line or business. See also "The Company's Actions to Macroeconomic Factors."

Acquisitions and Dispositions

The Company did not enter into any acquisition transactions during the six months ended August 31, 2024 or 2023.

On August 30, 2024, the Company's wholly owned subsidiary, VOXX Accessories Corp. ("VAC"), completed the sale of certain assets of its domestic accessories business ("the Disposal Group"), consisting of intangible assets and inventory, to Talisman Brands Inc., dba Established Inc. (“Established" or the "Buyer”) for total consideration of $24,542, net of selling expenses. The Company recognized a gain in the amount of $8,300 on the sale of the Disposal Group for the three and six months ended August 31, 2024 (see Note 2). The proceeds from the sale will be used by the Company to repay outstanding debt.

On August 15, 2024, the Company's wholly owned subsidiary, Premium Audio Company, LLC ("PAC"), completed the sale of certain trade names and related inventory, to Jamo Holding Limited and Cinemaster Shanghai Ltd. for total consideration of $3,410. The Company recognized a gain of $2,154 on the sale of these assets for the three and six months ended August 31, 2024 (see Note 2). The proceeds from the sale were used by the Company to repay outstanding debt.

On March 1, 2024, the Company's subsidiary, EyeLock LLC, contributed certain assets to a newly formed joint venture, BioCenturion LLC. The contribution of these assets represented a disposition of a business (see Note 13).

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

Results of Operations

As you read this discussion and analysis, refer to the accompanying Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss), which present the results of our operations for the three and six months ended August 31, 2024 and 2023.

The following tables set forth, for the periods indicated, certain statements of operations data for the three and six months ended August 31, 2024 and 2023.

Net Sales

	August 31,
	2024	2023	$ Change	% Change
Three Months Ended
Automotive Electronics	$26,381	$35,417	$(9,036)	(25.5)%
Consumer Electronics	66,058	78,044	(11,986)	(15.4)%
Biometrics	—	209	(209)	(100.0)%
Corporate/Eliminations	49	(28)	77	(275.0)%
Total net sales	$92,488	$113,642	$(21,154)	(18.6)%

Six Months Ended
Automotive Electronics	$54,066	$73,829	$(19,763)	(26.8)%
Consumer Electronics	129,976	151,374	(21,398)	(14.1)%
Biometrics	8	309	(301)	(97.4)%
Corporate/Eliminations	99	56	43	76.8%
Total net sales	$184,149	$225,568	$(41,419)	(18.4)%

Automotive Electronics sales represented 28.5% of our net sales for the three months ended August 31, 2024, compared to 31.2% in the prior year period and decreased $9,036 for the three months ended August 31, 2024, as compared to the three months ended

August 31, 2023. The primary driver of this decrease was the decline in sales of OEM rear seat entertainment products of approximately $4,600 for the three months ended August 31, 2024, due to factors including volume reductions in existing customer programs and the termination of one customer program that was in place during the prior year. Sales of OEM remote start products also declined approximately $1,100 for the three months ended August 31, 2024 as a result of a temporary halt to one customer program due to software issues, and was offset by higher sales generated from the launch of a new customer program that began in the second half of the prior fiscal year. Satellite radio product sales decreased approximately $900 for the three months ended August 31, 2024, as suppliers have kept their inventory lean as a result of consumer spending declines amid current economic concerns, as well as due to the continued decline in demand, as most new vehicles come equipped with this product. Sales of aftermarket rear seat entertainment products declined approximately $800 for the three months ended August 31, 2024 as a result of inflated vehicle pricing and high interest rates, which continue to result in lower consumer spending on vehicles. Additionally, sales of both aftermarket security products, including remote start and telematic products, as well as aftermarket safety products, declined approximately $500 for the three months ended August 31, 2024 primarily as a result of decreased consumer spending amid current economic concerns and low vehicle inventory. Finally, the Company has experienced a decrease in sales of collision avoidance products of approximately $300, as some car manufacturers who had previously eliminated these products from their OEM lines have added the products back to their new vehicles, thus negatively impacting sales in the aftermarket. As an offset to these sales declines, OEM safety product sales increased approximately $500 during the three months ended August 31, 2024, due to new product launches during the current year period.

Automotive Electronics sales represented 29.4% of our net sales for the six months ended August 31, 2024, compared to 32.7% in the prior year period and decreased $19,763 for the six months ended August 31, 2024, as compared to the six months ended August 31, 2023. The primary driver of this decrease was the decline in sales of OEM rear seat entertainment products of approximately $13,500 for the six months ended August 31, 2024, due to factors including volume reductions and temporary halts in existing customer programs, as well as the termination of one customer program that was in place during the prior year. Sales of aftermarket security products, including remote start and telematic products, also declined approximately $1,800 for the six months ended August 31, 2024 as a result of decreased consumer spending, as well as due to product delays. Satellite radio product sales decreased approximately $1,600 as suppliers have kept their inventory lean as a result of consumer spending declines amid current economic concerns, as well as due to the continued decline in demand, as most new vehicles come equipped with this product. Sales of aftermarket rear seat entertainment products also declined approximately $1,400 for the six months ended August 31, 2024 as a result of inflated vehicle pricing and high interest rates, which continue to result in lower consumer spending on vehicles. Additionally, sales of aftermarket safety products decreased approximately $1,000 for the six months ended August 31, 2024 as a result of low vehicle inventory and a decline in consumer spending. Finally, the Company has experienced a decrease in sales of collision avoidance products of approximately $800, as some car manufacturers who had previously eliminated these products from their OEM lines have added the products back to their new vehicles, thus negatively impacting sales in the aftermarket. As an offset to these sales declines, the Company experienced an increase in sales of OEM remote start products of approximately $800 during the six months ended August 31, 2024, due to the launch of a new customer program that began in the second half of the prior fiscal year. Aftermarket accessories product sales also increased approximately $600 due to new leather seat kit product offerings that began during the first quarter of Fiscal 2025. Finally, OEM safety product sales increased approximately $400 during the six months ended August 31, 2024, due to new product launches during the current year period.

Consumer Electronics sales represented 71.4% of our net sales for the three months ended August 31, 2024 compared to 68.7% in the comparable prior year period and decreased $11,986 for the three months ended August 31, 2024, as compared to the three months ended August 31, 2023. The net decrease was a result of several factors, including a decline in European accessory product sales of approximately $8,200. This was primarily a result of a decline in sales of balcony solar power products, with sales of these products normalizing in the current year after launching in the second half of Fiscal 2023, as well as due to fewer concerns over near-term power shortages in Europe. The Company experienced a net decrease in sales of premium home theater speakers, wireless speaker products, and other premium audio products of approximately $1,800 during the three months ended August 31, 2024 due primarily to a decrease in close-out sales of older products of approximately $2,700, as the Company sold through much of its older product inventory in the comparable prior year period to prepare for the launch of new product. This decline was offset by sales resulting from the successful launch of new products of approximately $900 during the current year period. Domestic sales of accessory products, including reception, hook-up, and other home accessory products, declined approximately $1,400 for the three months ended August 31, 2024 due primarily to decreased consumer spending amid current economic concerns. Additionally, domestic sales of premium receiver products decreased approximately $600 for the three months ended August 31, 2024 due to prior year close out sales of Pioneer and Esoteric products, as the Company will no longer sell these brands. Sales of the Company's hearing aid products also declined approximately $500 during the three months ended August 31, 2024 as these products launched during the second quarter of the prior year and sales have normalized in the current year. Finally, in Europe and Asia, the Company experienced a net decrease in sales of premium audio products and receiver products of approximately $400 for the three months ended August 31, 2024, due to lower consumer spending amid economic and geopolitical concerns, as well as an overstock of certain older products, offset by positive sales from the launch of new premium audio products in the current year. As an offset to these declines, sales of domestic wireless speaker products increased approximately $1,000 for the three months ended August 31, 2024 as a result of higher product return rates in the prior year which have improved. The Company expects a continued downward trend in sales within its Consumer Electronics segment for the remainder of the 2025 fiscal year in comparison to prior periods as a result of the August 30, 2024 sale of the domestic accessories business of the Company's Voxx Accessories Corp. subsidiary.

Consumer Electronics sales represented 70.6% of our net sales for the six months ended August 31, 2024, compared to 67.1% in the comparable prior year period and decreased $21,398 for the six months ended August 31, 2024, as compared to the six months ended August 31, 2023. The net decrease was a result of several factors, including a decline in European accessory product sales of approximately $10,800. This was primarily a result of a decline in sales of balcony solar power products, with sales of these products normalizing in the current year after launching in the second half of Fiscal 2023, as well as due to fewer concerns over near-term power shortages in Europe. Sales of domestic wireless accessory speakers also declined for the six months ended August 31, 2024 by approximately $4,600, which was related to a program with one of the Company's customers that did not repeat in the current year. Sales of domestic accessory products, including reception, hook-up, and other home accessory products, declined approximately $2,900 for the six months ended August 31, 2024 due primarily to decreased consumer spending amid current economic concerns. Additionally, in Europe and Asia, the Company experienced a net decrease in sales of premium audio and receiver products of approximately $1,900 for the six months ended August 31, 2024, due to lower consumer spending amid economic and geopolitical concerns, as well as an overstock of certain older products, offset by positive sales from the launch of new premium audio products in the current year. Finally, domestic sales of premium receiver products decreased approximately $900 for the six months ended August 31, 2024 due to prior year close out sales of Pioneer and Esoteric products, as the Company will no longer sell these brands. As an offset to these declines, domestic sales of the Company's premium home theater speakers, wireless speaker products, and other premium audio products increased approximately $500, net, during the six months ended August 31, 2024 due primarily to the successful launch of new products during the current year period of approximately $6,100, offset by a decrease of approximately $5,600 in close-out sales of older product as the Company sold much of its older product inventory in the prior year. The Company expects a continued downward trend in sales within its Consumer Electronics segment for the remainder of the 2025 fiscal year in comparison to prior periods, primarily as a result of the August 30, 2024 sale of the domestic accessories business of the Company's Voxx Accessories Corp. subsidiary, which contributed approximately $22,000 to sales in the second half of the 2024 fiscal year.

On March 1, 2024, the Company's majority owned subsidiary, EyeLock LLC, contributed assets, including inventory and intangible assets, to a newly formed joint venture, BioCenturion LLC, which will operate a Biometrics business. As of and for the three and six months ended August 31, 2024, the Company accounted for its investment in BioCenturion LLC as an equity method investment with (loss) income from its equity method investee recorded within Other (Expense) Income on the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

Gross Profit and Gross Margin Percentage

	August 31,
	2024	2023	$ Change	% Change
Three Months Ended
Automotive Electronics	$6,226	$8,601	$(2,375)	(27.6)%
	23.6%	24.3%
Consumer Electronics	16,565	19,898	(3,333)	(16.8)%
	25.1%	25.5%
Biometrics	(140)	57	(197)	(345.6)%
	—	27.3%
Corporate/Eliminations	41	69	(28)	(40.6)%
	$22,692	$28,625	$(5,933)	(20.7)%
	24.5%	25.2%

Six Months Ended
Automotive Electronics	$12,644	$16,671	$(4,027)	(24.2)%
	23.4%	22.6%
Consumer Electronics	35,499	38,616	(3,117)	(8.1)%
	27.3%	25.5%
Biometrics	(132)	105	(237)	(225.7)%
	-1650.0%	34.0%
Corporate/Eliminations	90	813	(723)	(88.9)%
	$48,101	$56,205	$(8,104)	(14.4)%
	26.1%	24.9%

Gross margin percentages for the Company have decreased 70 basis points for the three months ended August 31, 2024 and have increased 120 basis points for the six months ended August 31, 2024, as compared to the three and six months ended August 31, 2023.

Gross margins in the Automotive Electronics segment decreased 70 basis points for the three months ended August 31, 2024 and increased 80 basis points for the six months ended August 31, 2024. Margin decreases in this segment during the three and six months ended August 31, 2024 were primarily caused by the decline in sales of some of the Company's higher margin products, such as aftermarket security, aftermarket rear seat entertainment, and collision avoidance products. As an offset to these negative factors, one of the primary drivers of increases in margins within the Automotive Electronics segment during both the three and six months ended August 31, 2024 has been the relocation of the manufacturing of most of the Company's OEM automotive products from Florida to Mexico, which began during the second half of Fiscal 2023 and will be completed during the current fiscal year. The Company has realized improved margins on the sale of these products as a result of the cost savings generated by this move. Additionally, sales of the Company's OEM rear seat entertainment products, which have consistently generated lower than normal margins under its current programs as a result of contractual pricing with customers, coupled with higher supply chain costs, declined for both the three and six months ended August 31, 2024, as did sales of satellite radio products, which also generate low margins for the segment. The sales declines of these products contributed positively to segment margins for both periods. For the six months ended August 31, 2024, sales of higher margin OEM security products also contributed positively to margins, as sales of these products increased as compared to the prior year period.

Gross margins in the Consumer Electronics segment decreased 40 basis points for the three months ended August 31, 2024 and increased 180 basis points for the six months ended August 31, 2024. The significant decline in sales of balcony solar power products in the Company's European accessory business during both the three and six months ended August 31, 2024 contributed negatively to the segment's margins in both periods, as did the decline in premium audio sales in Europe and Asia. As an offset to these negative margin impacts, although domestic sales of the Company's premium audio products decreased during the three months ended August 31, 2024 and increased only slightly during the six months ended August 31, 2024 on a net basis, fewer low price, low margin close-out sales of older products during both periods helped to improve margins for the segment as compared to prior year, coupled with sales from the launch of new higher margin products.

On March 1, 2024, the Company's majority owned subsidiary, EyeLock LLC, contributed assets, including all of its inventory and intangible assets, to a newly formed joint venture, BioCenturion LLC, which will operate a Biometrics business. As of and for the three and six months ended August 31, 2024, the Company accounted for its investment in BioCenturion LLC as an equity method investment with income (loss) from its equity method investee recorded within Other (Expense) Income on the Company's Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss).

Operating Expenses

	August 31,
	2024	2023	$ Change	% Change
Three Months Ended
Operating expenses:
Selling	$7,848	$10,021	$(2,173)	(21.7)%
General and administrative	15,777	17,250	(1,473)	(8.5)%
Engineering and technical support	6,100	7,857	(1,757)	(22.4)%
Restructuring expenses	2,098	2,008	90	4.5%
Total operating expenses	$31,823	$37,136	$(5,313)	(14.3)%

Six Months Ended
Operating expenses:
Selling	$17,438	$21,187	$(3,749)	(17.7)%
General and administrative	32,234	36,677	(4,443)	(12.1)%
Engineering and technical support	12,344	16,194	(3,850)	(23.8)%
Restructuring costs	2,329	2,067	262	12.7%
Total operating expenses	$64,345	$76,125	$(11,780)	(15.5)%

Total operating expenses have decreased $5,313 and $11,780 for the three and six months ended August 31, 2024, respectively, as compared with the three and six months ended August 31, 2023. The Company expects a continued downward trend in total operating expenses for the remainder of the 2025 fiscal year in comparison to prior periods as a result of the August 30, 2024 sale of the domestic accessories business of the Company's Voxx Accessories Corp. subsidiary.

For the three months ended August 31, 2024, selling expenses decreased $2,173. The Company experienced a decline in advertising and web expenses totaling approximately $1,500 for the three months ended August 31, 2024, as a result of factors including lower web sales and online traffic, decreased advertising spend related to the Company's hearing aid product following its initial launch in the prior year, and cost containment measures and marketing strategy changes implemented during the current year. Employee salary and related benefit expenses decreased approximately $700 for the three months ended August 31, 2024 due to company-wide headcount reductions and lower bonus accruals resulting from lower Company profitability. Commission expenses also decreased approximately $300 during the three months ended August 31, 2024 as a result of lower sales for the quarter. Offsetting these decreases in selling expenses for the three months ended August 31, 2024, the Company experienced an increase in payroll tax expenses of approximately $200. During the comparable prior year period, the Company received Employee Reduction Credits related to the COVID-19 pandemic that offset payroll tax expense for the three months ended August 31, 2023, which did not repeat in the current year.

For the six months ended August 31, 2024, selling expenses decreased $3,749. The Company experienced a decline in advertising and web expenses totaling approximately $2,000 for the six months ended August 31, 2024, as a result of factors including lower web sales and online traffic, decreased advertising spend related to the Company's hearing aid product following its initial launch in the prior year, and cost containment measures and marketing strategy changes implemented during the current year. Employee salary and related benefit expenses decreased approximately $1,100 for the six months ended August 31, 2024 due to company-wide headcount reductions and lower bonus accruals resulting from lower Company profitability. The Company also experienced a decline in trade show expense of approximately $400 during the six months ended August 31, 2024 as a result of fewer shows attended and lower spending related to the annual Consumer Electronics Show. Additionally, commission expenses decreased approximately $200 during the six months ended August 31, 2024 as a result of lower sales for the year to date period.

General and administrative expenses decreased $1,473 for the three months ended August 31, 2024, as compared to the three months ended August 31, 2023. Salary and related benefit expenses decreased approximately $900 as a result of factors including headcount reductions implemented by the Company beginning in the second quarter of Fiscal 2024; the absence of salaries related to EyeLock LLC employees, as the business was contributed to a joint venture on March 1, 2024; and the absence of Beat Kahli's executive salary during the three months ended August 31, 2024, as he stepped down from his position as President of the

Company effective March 1, 2024. Depreciation and amortization expense decreased approximately $400 for the three months ended August 31, 2024 due to certain assets of the Company being fully depreciated as compared to the prior year, including the Company's current enterprise resource planning ("ERP") system. Legal and professional fees also declined approximately $300 during the three months ended August 31, 2024 due primarily to the decrease in litigation and consulting fees related to the Seaguard arbitration award that was settled and paid during the fourth quarter of Fiscal 2024, as well as due to cost containment measures. Additionally, occupancy costs decreased approximately $100 for the three months ended August 31, 2024 as a result of lower communications charges and cost containment savings. As an offset to these decreases, the Company experienced an increase in taxes and licensing fees of approximately $200 for the three months ended August 31, 2024 related to the implementation of a new ERP system the Company has begun undertaking during the current quarter. Payroll tax expenses also increased approximately $100 for the three months ended August 31, 2024, as the Company received Employee Reduction Credits related to the COVID-19 pandemic that offset payroll tax expense during the prior year comparable quarter and did not repeat in the current year.

General and administrative expenses decreased $4,443 for the six months ended August 31, 2024, as compared to the six months ended August 31, 2023. Salary and related benefit expenses decreased approximately $2,300 as a result of factors including headcount reductions implemented by the Company beginning in the second quarter of Fiscal 2024; the absence of salaries related to EyeLock LLC employees, as the business was contributed to a joint venture on March 1, 2024; and the absence of Beat Kahli's executive salary during the six months ended August 31, 2024, as he stepped down from his position as President of the Company effective March 1, 2024. Legal and professional fees declined approximately $1,400 during the six months ended August 31, 2024 due primarily to the decrease in litigation and consulting fees related to the Seaguard arbitration award that was settled and paid during the fourth quarter of Fiscal 2024, as well as due to cost containment measures. Depreciation and amortization expense decreased approximately $300 for the six months ended August 31, 2024 due to certain assets of the Company being fully depreciated as compared to the prior year, including the Company's current ERP system. Occupancy and telephone costs also decreased approximately $200 in total for the six months ended August 31, 2024 as a result of lower communications charges and cost containment savings. Additionally, travel and entertainment expense decreased approximately $100 during the six months ended August 31, 2024 as a result of cost-cutting measures implemented by the Company in order to achieve savings. Finally, insurance expense decreased approximately $100 for the six months ended August 31, 2024 as a result of a certain premium reductions. As an offset to these decreases, the Company experienced an increase in taxes and licensing fees of approximately $200 for the six months ended August 31, 2024 related to the implementation of a new ERP system the Company has begun undertaking during the current quarter.

Engineering and technical support expenses decreased $1,757 for the three months ended August 31, 2024, as compared to the prior year period. This decrease was due in part to a decline in research and development expense of approximately $900, and was positively impacted by the formation of the BioCenturion LLC joint venture by EyeLock LLC and GalvanEyes Partners LLC on March 1, 2024, which EyeLock has accounted for as an equity method investment. As a result, these expenses have decreased substantially for the Company's EyeLock subsidiary. Research and development expenses also decreased during the three months ended August 31, 2024 as a result of the timing of the commencement and completion of projects. Labor expense and related benefits also decreased approximately $900 for the three months ended August 31, 2024 resulting primarily from Company-wide headcount reductions, as well as lower use of outside labor during the period and higher reimbursement of engineering expenses as compared to the prior year. Offsetting these decreases in engineering and technical support expenses for the three months ended August 31, 2024, the Company experienced an increase in payroll tax expenses of approximately $100. During the comparable prior year period, the Company received Employee Reduction Credits related to the COVID-19 pandemic that offset payroll tax expense for the three months ended August 31, 2023, which did not repeat in the current year.

Engineering and technical support expenses decreased $3,850 for the six months ended August 31, 2024, as compared to the prior year period. This decrease was due in part to a decline in research and development expense of approximately $1,900, and was positively impacted by the formation of the BioCenturion LLC joint venture by EyeLock LLC and GalvanEyes Partners LLC on March 1, 2024, which EyeLock has accounted for as an equity method investment. As a result, these expenses have decreased substantially for the Company's EyeLock subsidiary. Research and development expenses also decreased during the six months ended August 31, 2024 as a result of the timing of the commencement and completion of projects. Labor expense and related benefits also decreased approximately $1,900 for the six months ended August 31, 2024 primarily as a result of Company-wide headcount reductions, as well as lower use of outside labor during the period and higher reimbursement of engineering expenses as compared to the prior year.

Restructuring expenses increased $90 and $262 for the three and six months ended August 31, 2024, respectively, as compared to the three and six months ended August 31, 2023. During both the three and six months ended August 31, 2024 and 2023, restructuring costs were primarily comprised of severance expense related to Company-wide headcount reductions, including those related to the domestic accessories business of the Company's Voxx Accessories Corp. subsidiary, which was sold during the second quarter of Fiscal 2025. During the three and six months ended August 31, 2024 and 2023, restructuring expenses also included costs related to the relocation of certain OEM production operations from Florida to Mexico, which is expected to be completed by the end of the fiscal year.

Other (Expense) Income

	August 31,
	2024	2023	$ Change	% Change
Three Months Ended
Interest and bank charges	$(1,973)	$(1,573)	$(400)	(25.4)%
Equity in income of equity investee	200	1,241	(1,041)	(83.9)%
Gain on sale of business	8,300	-	8,300	100.0%
Gain on sale of assets	2,154	-	2,154	100.0%
Final arbitration award	-	(1,612)	1,612	100.0%
Other, net	3,842	(952)	4,794	503.6%
Total other expense, net	$12,523	$(2,896)	$15,419	532.4%

Six Months Ended
Interest and bank charges	$(4,111)	$(3,119)	$(992)	(31.8)%
Equity in income of equity investee	551	2,857	(2,306)	(80.7)%
Gain on sale of business	8,300	-	8,300	100.0%
Gain on sale of assets	2,154	-	2,154	100.0%
Final arbitration award	-	(2,598)	2,598	100.0%
Other, net	1,971	(1,653)	3,624	219.2%
Total other expense, net	$8,865	$(4,513)	$13,378	296.4%

Interest and bank charges represent interest expense and fees related to the Company's bank obligations, shareholder loan, supply chain financing and factoring agreements, interest related to finance leases, and amortization of debt issuance costs. During the three and six months ended August 31, 2024, interest charges on the funds borrowed from the Wells Fargo Credit Facility have increased as compared to the three and six months ended August 31, 2023 primarily due to the increase in funds borrowed, as well as an increase in interest rates.

Equity in income of equity investees represents the Company's share of income from its 50% non-controlling ownership interests in ASA Electronics LLC and Subsidiaries ("ASA") and BioCenturion LLC, in which the Company began investing on March 1, 2024. The decrease in income for the three and six months ended August 31, 2024 as compared to the prior year period is due to lower net income at ASA resulting from a decline in sales caused by current economic conditions, as well as due to losses incurred by BioCenturion which were not present in the prior year period.

During August 2024, the Company sold certain assets of two of its wholly owned subsidiaries, VOXX Accessories Corp. and Premium Audio Company, LLC. The Company recognized gains on the sale of these assets of $8,300 and $2,154, respectively, for the three and six months ended August 31, 2024.

During the three and six months ended August 31, 2023, the Company recorded charges representing interest expense, legal fee reimbursements, and a settlement related to patent arbitration in connection with the final arbitration award due to Seaguard. The final arbitration award settlement was paid during the fourth quarter of Fiscal 2024.

Other, net includes net foreign currency gains or losses, interest income, rental income, a loss on the contribution of assets to a joint venture, and other miscellaneous income and expense. During the three and six months ended August 31, 2024, the Company had net foreign currency gains of $3,204 and $1,353, respectively, as compared to net foreign currency losses of $1,261 and $2,248 for the three and six months ended August 31, 2023, respectively. Foreign currency gains and losses incurred during the three and six months ended August 31, 2024 and 2023 were primarily driven by fluctuations in the Japanese Yen, which impacted the re-measurement of the Company's Onkyo subsidiary intercompany loans and interest payable which are not of a long-term investment nature. For the three and six months ended August 31, 2024, the Company recognized gains of $1,915 and $779, respectively, related to these remeasurements, compared to losses of $892 and $1,347 for the three and six months ended August 31, 2023, respectively.

Income Tax Provision

The Company’s provision for income taxes consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments, as necessary. At each interim period, the Company evaluates the realizability of its deferred tax assets to determine if a valuation allowance is required. Given the VAC sale of business that occurred in the interim quarter ended August 31, 2024, the Company determined that its Canadian deferred tax assets will not be realizable on a more-likely-than-not basis. As such, the Company recorded an increase to its valuation allowance as a discrete item during the quarter.

For the three months ended August 31, 2024, the Company recorded an income tax provision of $1,600, which includes a discrete income tax provision of $1,265 primarily related to increases in its valuation allowance in connection with deferred tax assets in Canada and Australia. The effective tax rate for the three months ended August 31, 2024 was an income tax provision of 47.2% on pre-tax income of $3,392. The effective tax rate for the three months ended August 31, 2024 differed from the U.S. statutory rate of 21% mostly related to the discrete items discussed above, as well as a number of factors including no income tax benefit recorded on current year U.S and Japanese pre-tax losses given the Company maintains a full valuation allowance, income taxed in foreign jurisdictions at varying tax rates, nondeductible permanent differences, research and development credits, and adjustments to the deferred tax liability related to indefinite lived intangibles.

For the three months ended August 31, 2023, the Company recorded an income tax provision of $1,170, which includes a discrete income tax provision of $115. The effective tax rate for the three months ended August 31, 2023 was an income tax provision of 10.3% on pre-tax loss of $11,407. The effective tax rate for the three months ended August 31, 2023 differs from the U.S. statutory rate of 21% as a result of a number of factors, primarily related to no income tax benefit recorded on current year U.S and Japanese pre-tax losses given the Company maintains a full valuation allowance, income taxed in foreign jurisdictions at varying tax rates, nondeductible permanent differences, research and development credits, and adjustments to our deferred tax liability related to indefinite lived intangibles.

For the six months ended August 31, 2024, the Company recorded an income tax provision of $1,006, which includes a discrete income tax provision of $1,158 related primarily to increases in valuation allowance related to deferred tax assets in Canada (as discussed above) and Australia. The effective tax rate for the six months ended August 31, 2024 was an income tax expense of 13.6% on pre-tax loss of $7,379. The effective tax rate for the six months ended August 31, 2024 differs from the U.S. statutory rate of 21% as a result of a number of factors, primarily related to no income tax benefit recorded on current year U.S. and Japanese pre-tax losses given the Company maintains a full valuation allowance, income taxed in foreign jurisdictions at varying tax rates, nondeductible permanent differences, research and development credits, adjustments to the deferred tax liability related to indefinite lived intangibles, and the discrete items discussed above.

For the six months ended August 31, 2023, the Company recorded an income tax benefit of $151, which includes a discrete income tax benefit of $317 related primarily to the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations offset by the remeasurement of state deferred taxes based on law changes enacted during the period. The effective tax rate for the six months ended August 31, 2023 was an income tax benefit of 0.6% on pre-tax loss of $24,433. The effective tax rate for the six months ended August 31, 2023 differs from the U.S. statutory rate of 21% as a result of a number of factors, primarily related to no income tax benefit recorded on current year U.S and Japanese pre-tax losses given the Company maintains a full valuation allowance, income taxed in foreign jurisdictions at varying tax rates, nondeductible permanent differences, research and development credits, and adjustments to our deferred tax liability related to indefinite lived intangibles.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not financial measures recognized by GAAP. EBITDA represents net loss attributable to VOXX International Corporation and Subsidiaries, computed in accordance with GAAP, before interest expense and bank charges, taxes, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for stock-based compensation expense, gains on the sale of certain assets and businesses, foreign currency gains and losses, restructuring expenses, certain non-routine legal fees, and awards. Depreciation, amortization, stock-based compensation, and foreign currency gains and losses are non-cash items.

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

Reconciliation of GAAP Net Income (Loss) Attributable to VOXX International Corporation to EBITDA and Adjusted EBITDA

	Three months ended August 31,		Six months ended August 31,
	2024	2023	2024	2023
Net income (loss) attributable to VOXX International Corporation and Subsidiaries	$2,412	$(11,064)	$(6,857)	$(21,802)
Adjustments:
Interest expense and bank charges (1)	1,758	1,371	3,681	2,717
Depreciation and amortization (1)	2,727	3,094	5,455	6,195
Income tax expense (benefit)	1,600	1,170	1,006	(151)
EBITDA	8,497	(5,429)	3,285	(13,041)
Stock-based compensation	412	208	558	466
Gain on sale of tradename	-	-	-	(450)
Gain on sale of business	(8,300)	-	(8,300)	-
Gain on sale of assets	(2,154)	-	(2,154)	-
Foreign currency gains (losses) (1)	(3,204)	1,214	(1,355)	2,176
Restructuring expenses	2,098	2,008	2,329	2,067
Non-routine legal fees	(2)	378	(125)	1,231
Final arbitration award	-	1,612	-	2,598
Adjusted EBITDA	$(2,653)	$(9)	$(5,762)	$(4,953)

(1)
For purposes of calculating Adjusted EBITDA for the Company, interest expense and bank charges, depreciation and amortization, and foreign currency gains and losses have been adjusted in order to exclude the non-controlling interest portion of these expenses attributable to EyeLock LLC and Onkyo Technology KK, as appropriate.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of August 31, 2024, we had working capital of $118,940 which includes cash and cash equivalents of $3,661, compared with working capital of $138,885 at February 29, 2024, which included cash and cash equivalents of $10,986. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations, when applicable, and the income on our investments to fund the current operations of the business. However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions, or to further pay down our debt. As of August 31, 2024, we had cash balances totaling $160 held in foreign bank accounts, none of which would have been subject to United States federal income taxes if made available for use in the United States. The Tax Cuts and Jobs Act provides a 100% participation exemption on dividends received from foreign corporations after January 1, 2018, as the United States has moved away from a worldwide tax system and closer to a territorial system for earnings of foreign corporations.

Operating activities provided cash of $11,989 for the six months ended August 31, 2024 due primarily to the decrease in accounts receivable and inventory, as well as the increase in accounts payable. This was offset by a decrease in accrued sales incentives, as well as due to the decrease in the Company's net sales. For the six months ended August 31, 2023, operating activities provided cash of $2,561 due to factors including the decrease in accounts receivable, and was offset by the decrease in accrued sales incentives, as well as due to losses incurred by EyeLock LLC and the decrease in the Company's net sales.

Investing activities provided cash of $1,466 during the six months ended August 31, 2024 primarily due to proceeds from the sale of property, plant, and equipment, offset by capital expenditures. For the six months ended August 31, 2023, investing activities used cash of $961 primarily due to capital expenditures, offset by the proceeds from the sale of an intangible asset.

Financing activities used cash of $19,359 during the six months ended August 31, 2024 due primarily to repayments of borrowings from the Credit Facility, the Florida mortgage, and finance leases, as well as due to the settlement of market stock units and the purchase of treasury shares. This was offset by borrowings from the Company's Credit Facility and proceeds from the repayment of a shareholder loan receivable. During the six months ended August 31, 2023, financing activities used cash of $3,422 due primarily to repayments of borrowings from the Company's Credit Facility and Florida mortgage, as well as the purchase of treasury shares. This was offset by borrowings from the Credit Facility.

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $165,000. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory, certain real estate, and certain intellectual property, subject to reserves as determined by the lender, and is also limited by amounts outstanding under the Florida Mortgage (see Note 18(b)). The availability under the revolving credit line of the Credit Facility was $62,275 as of August 31, 2024.

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

The Company also utilizes supply chain financing arrangements and factoring agreements as a component of its financing for working capital, which accelerates receivable collection and helps to better manage cash flow. Under the agreements, the Company has agreed to sell certain of its accounts receivable balances to banking institutions who have agreed to advance amounts equal to the net accounts receivable balances due, less a discount as set forth in the respective agreements (see Note 10). The balances under these agreements are accounted for as sales of accounts receivable, as they are sold without recourse. Cash proceeds from these agreements are reflected as operating activities included in the change in accounts receivable in the Company's Consolidated Statements of Cash Flows. Fees incurred in connection with the agreements are recorded as interest expense by the Company.

Material Cash Requirements

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity. At August 31, 2024, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period
Contractual Cash Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Finance lease obligation (1)	$789	$305	$370	$114	$-
Operating leases (1)	2,934	1,017	1,042	471	404
Total contractual cash obligations	$3,723	$1,322	$1,412	$585	$404
Other Commitments
Bank obligations (2)	$45,832	$-	$45,832	$-	$-
Stand-by and commercial letters of credit (3)	737	737	-	-	-
Other (4)	9,335	4,469	4,866	-	-
Unconditional purchase obligations (5)	62,673	62,673	-	-	-
Total other commitments	118,577	67,879	50,698	-	-
Total commitments	$122,300	$69,201	$52,110	$585	$404

1.
Represents total principal payments due under operating and finance lease obligations. Total current balances (included in Accrued expenses other current liabilities) due under finance and operating lease obligations are $305 and $1,017, respectively, at August 31, 2024. Total long-term balances due under finance and operating leases are $484 and $1,917, respectively, at August 31, 2024.
2.
Represents amounts outstanding under the Company’s Credit Facility and the VOXX Germany Euro asset-based lending facility at August 31, 2024.
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

Related Party Transactions

On April 29, 2021 EyeLock LLC entered into a three-year exclusive distribution agreement (“the Agreement”) with GalvanEyes LLC, a Florida LLC, managed by Beat Kahli, the Vice Chairman of Voxx's Board of Directors. The Agreement was included in the Company’s Proxy Statement filed on June 17, 2021 and was approved by the Company’s shareholders at the Annual Meeting of Shareholders held on July 29, 2021. See Note 22 of the Notes to the Unaudited Consolidated Financial Statement of this Form 10-Q.

On March 1, 2024, EyeLock LLC entered into a joint venture agreement with GalvanEyes Partners LLC to form BioCenturion LLC. The joint venture will operate the biometrics business. Each of the members agreed to contribute selected assets to the joint venture, with GalvanEyes controlling the day-to-day operations of the joint venture. All working capital needs and funding of the joint venture shall be borne by GalvanEyes for the first two years. Beat Kahli is Chairman of the Board and Chief Executive Officer of BioCenturion LLC. Concurrent with the formation of the joint venture, the distribution agreement between EyeLock LLC and GalvanEyes LLC was terminated. See Note 13 of the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q.

From March 1, 2023 through February 29, 2024, Beat Kahli served as President of VOXX International Corporation. On March 1, 2024, he resigned as President, but continues to serve as Vice Chairman of the Board of VOXX International Corporation. Patrick Lavelle resumed his role as President of the Company on March 1, 2024.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 26 to our consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Voxx conducts business in various non-U.S. countries, including Germany, Canada, Mexico, China, Hong Kong, Venezuela, Denmark, the Netherlands, France, Australia, and Japan and thus is exposed to market risk for changes in foreign currency exchange rates. As a result, we have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the U.S., which can adversely impact our net income and cash flows. For the three and six months ended August 31, 2024, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $2,000 and $4,100, and an increase in net loss of approximately $2 for the three months ended August 31, 2024 and a decrease in net income of $26 for the six months ended August 31, 2024, respectively. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade, and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations, and U.S. dollar denominated purchases in its foreign subsidiaries. One of the Company's Euro subsidiaries enters forward contracts to hedge certain U.S. dollar transactions. The Company minimizes the risk of nonperformance on the forward contracts by transacting with major financial institutions. On August 31, 2024, the Company had outstanding forward foreign currency contracts designated for hedge accounting. For the three and six months ended August 31, 2024, unrealized gains of $1 and $13 were recorded in other comprehensive income associated with these contracts.

We are also subject to risk from changes in foreign currency exchange rates from the translation of financial statements of our foreign subsidiaries and for long-term intercompany loans with the foreign subsidiaries. These changes result in cumulative translation adjustments, which are included in Accumulated other comprehensive (loss) income. At August 31, 2024, we had translation exposure to various foreign currencies with the most significant being the Euro and the Japanses Yen. A hypothetical 10% adverse change in the foreign currency rates would result in a negative impact of $60 on Other comprehensive loss (income) for the six months ended August 31, 2024.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and investment grade corporate and U.S. government securities. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed. We have variable rate indebtedness related to our Credit Facility and Euro asset-based lending facility in Germany. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates to the extent that we have balances outstanding under these variable rate loans. At August 31, 2024, the balance outstanding on the Credit Facility was $45,832 and there was no balance outstanding on the German asset-based lending facility (see Note 18). In connection with the Florida Mortgage, we have debt outstanding in the amount of $5,365 at August 31, 2024. Interest on this mortgage is charged at 79% of the applicable SOFR rate plus 1.87%. The Company had an interest rate swap for the Florida Mortgage with a notional amount of $5,365 at August 31, 2024. This swap locks the interest rate at 3.43% (inclusive of credit spread) on the Florida Mortgage through the mortgage end date of March 2026.

As of August 31, 2024, the total net fair value of the interest rate swap recorded in Other assets on our Consolidated Balance Sheet is $75, which represents the amount that would be paid upon unwinding the interest rate swap agreement based on market conditions on that date. Changes in the fair value of this interest rate swap agreement are reflected as an adjustment to other assets or liabilities with an offsetting adjustment to Accumulated other comprehensive loss.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of August 31, 2024 to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the six months ended August 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 25 of the Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Note 16 of the Form 10-K for the fiscal year ended February 29, 2024 for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended February 29, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our Board of Directors to repurchase shares of the Company's Class A Common Stock. During the six months ended August 31, 2024, the Company repurchased 64,142 shares of Class A Common Stock for an aggregate cost of $248, as follows:

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

101

The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended August 31, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii), the Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Unaudited Consolidated Statements of Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

October 10, 2024

By:	/s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By:	/s/ Loriann Shelton
Loriann Shelton,
Senior Vice President, Chief Financial Officer, and Chief Operating Officer