Form 10-Q
period 2024-11-30
VOXX International Corp
filed 2025-02-07
CIK 807707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of each class of the issuer's common stock outstanding as of the latest practicable date.

Class	As of February 6, 2025
Class A Common Stock	20,266,915 Shares
Class B Common Stock	2,260,954 Shares

VOXX International Corporation and Subsidiaries

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VOXX International Corporation and Subsidiaries

Consolidated Balance Sheets

(In thousands, except share and per share data)

	November 30, 2024	February 29, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,349	$10,986
Accounts receivable, net of allowances of $1,921 and $3,041 at November 30, 2024 and February 29, 2024, respectively	79,686	71,066
Inventory	96,416	128,471
Receivables from vendors	129	1,192
Due from Established (Note 2)	100	-
Due from GalvanEyes LLC, current (Note 22)	-	1,238
Prepaid expenses and other current assets	14,533	20,820
Income tax receivable	4,933	2,095
Total current assets	202,146	235,868
Investment securities	414	828
Equity investments	22,428	21,380
Property, plant and equipment, net	32,937	45,070
Operating lease, right of use assets	5,067	2,577
Goodwill	35,385	63,931
Intangible assets, net	38,483	68,766
Due from GalvanEyes LLC, less current portion (Note 22)	-	1,340
Deferred income tax assets	58	1,452
Other assets	1,908	2,794
Total assets	$338,826	$444,006
Liabilities, Redeemable Equity, Redeemable Non-Controlling Interest, and Stockholders' Equity
Current liabilities:
Accounts payable	$40,961	$35,076
Accrued expenses and other current liabilities	38,815	38,238
Income taxes payable	1,510	1,123
Accrued sales incentives	21,069	18,236
Contract liabilities, current	3,043	3,810
Current portion of long-term debt	3,837	500
Total current liabilities	109,235	96,983
Long-term debt, net of debt issuance costs	14,478	71,881
Finance lease liabilities, less current portion	399	644
Operating lease liabilities, less current portion	3,728	1,884
Deferred compensation	414	828
Deferred income tax liabilities	2,470	2,690
Other tax liabilities	719	809
Prepaid ownership interest in EyeLock LLC due to GalvanEyes LLC (Note 22)	-	9,817
Other long-term liabilities	2,828	2,170
Total liabilities	134,271	187,706
Commitments and contingencies (Note 25)
Redeemable equity: Class A, $.01 par value; 604,072 and 577,581 shares at November 30, 2024 and February 29, 2024, respectively (Note 9)	4,218	4,110
Redeemable non-controlling interest (Note 3)	(9,019)	(3,203)
Stockholders' equity:
Preferred stock:
No shares issued or outstanding (Note 21)	-	-
Common stock:
Class A, $.01 par value, 60,000,000 shares authorized, 24,000,886 and 23,985,603 shares issued and 19,649,703 and 19,698,562 shares outstanding at November 30, 2024 and February 29, 2024, respectively	240	240
Class B Convertible, $.01 par value, 10,000,000 shares authorized, 2,260,954 shares issued and outstanding at both November 30, 2024 and February 29, 2024	22	22
Paid-in capital	296,137	293,272
Retained earnings	7,449	58,272
Accumulated other comprehensive loss	(17,760)	(17,366)
Less: Treasury stock, at cost, 4,351,183 and 4,287,041 shares of Class A Common Stock at November 30, 2024 and February 29, 2024, respectively	(39,821)	(39,573)
Total VOXX International Corporation stockholders' equity	246,267	294,867
Non-controlling interest	(36,911)	(39,474)
Total stockholders' equity	209,356	255,393
Total liabilities, redeemable equity, redeemable non-controlling interest, and stockholders' equity	$338,826	$444,006

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except share and per share data)

	Three months ended November 30,		Nine months ended November 30,
	2024	2023	2024	2023
Net sales	$105,175	$135,260	$289,324	$360,828
Cost of sales	82,830	98,918	218,878	268,281
Gross profit	22,345	36,342	70,446	92,547
Operating expenses:
Selling	7,638	10,967	25,076	32,154
General and administrative	16,294	15,944	48,528	52,621
Engineering and technical support	8,316	7,063	20,660	23,257
Goodwill impairment charges (see note 12)	28,171	-	28,171	-
Intangible asset impairment charges (see Note 12)	16,093	-	16,093	-
Restructuring expenses	49	101	2,378	2,168
Total operating expenses	76,561	34,075	140,906	110,200
Operating (loss) income	(54,216)	2,267	(70,460)	(17,653)
Other income (expense):
Interest and bank charges	(1,355)	(1,892)	(5,466)	(5,011)
Equity in income of equity investees	382	1,101	933	3,958
Gain on sale of business (Note 2)	-	-	8,300	-
Gain on sale of assets (Note 2)	7,299	-	9,453	-
Final arbitration award	-	(752)	-	(3,350)
Other, net	(2,084)	156	(113)	(1,497)
Total other income (expense), net	4,242	(1,387)	13,107	(5,900)
(Loss) Income before income taxes	(49,974)	880	(57,353)	(23,553)
Income tax (benefit) expense	(513)	97	493	(54)
Net (loss) income	(49,461)	783	(57,846)	(23,499)
Less: net loss attributable to non-controlling interest	(5,495)	(1,129)	(7,023)	(3,609)
Net (loss) income attributable to VOXX International Corporation and Subsidiaries	$(43,966)	$1,912	$(50,823)	$(19,890)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,037)	279	(779)	1,337
Derivatives designated for hedging	477	(29)	374	(55)
Pension plan adjustments	19	(1)	11	(7)
Other comprehensive (loss) income, net of tax	(541)	249	(394)	1,275
Comprehensive (loss) income attributable to VOXX International Corporation and Subsidiaries	$(44,507)	$2,161	$(51,217)	$(18,615)
(Loss) Income per share - basic: Attributable to VOXX International Corporation and Subsidiaries	$(1.90)	$0.08	$(2.20)	$(0.85)
(Loss) Income per share - diluted: Attributable to VOXX International Corporation and Subsidiaries	$(1.90)	$0.08	$(2.20)	$(0.85)
Weighted-average common shares outstanding (basic)	23,160,541	23,270,834	23,141,960	23,510,578
Weighted-average common shares outstanding (diluted)	23,160,541	23,467,022	23,141,960	23,510,578

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Stockholders' Equity

For the three and nine months ended November 30, 2024 and 2023

(In thousands, except share and per share data)

	Class A and Class B Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non- controlling Interest	Treasury Stock	Total Stock- holders' Equity
Balances at February 29, 2024	$262	$293,272	$58,272	$(17,366)	$(39,474)	$(39,573)	$255,393
Net loss (1)	—	—	(9,269)	—	(623)	—	(9,892)
Other comprehensive income, net of tax	—	—	—	582	—	—	582
Cancellation of EyeLock LLC ownership put option, net of shareholder receivable (Note 22)	—	3,710	—	—	3,829	—	7,539
Cash settlement of market stock units upon vesting of remaining award	—	(1,000)	—	—	—	—	(1,000)
Repurchase of 64,142 shares of common stock	—	—	—	—	—	(248)	(248)
Stock-based compensation expense	—	62	—	—	—	—	62
Balances at May 31, 2024	262	296,044	49,003	(16,784)	(36,268)	(39,821)	252,436
Net income (loss) (1)	—	—	2,412	—	(300)	—	2,112
Loss on contribution of assets to joint venture (Note 13)	—	(413)	—	—	—	—	(413)
Other comprehensive loss, net of tax	—	—	—	(435)	—	—	(435)
Interest on shareholder note receivable	—	(45)	—	—	—	—	(45)
Stock-based compensation expense	—	373	—	—	—	—	373
Balances at August 31, 2024	$262	$295,959	$51,415	$(17,219)	$(36,568)	$(39,821)	$254,028
Net loss (1)	—	—	(43,966)	—	(343)	—	(44,309)
Other comprehensive loss, net of tax	—	—	—	(541)	—	—	(541)
Payment on shareholder note receivable	—	352	—	—	—	—	352
Interest on shareholder note receivable	—	(40)	—	—	—	—	(40)
Stock-based compensation expense	—	(134)	—	—	—	—	(134)
Balances at November 30, 2024	$262	$296,137	$7,449	$(17,760)	$(36,911)	$(39,821)	$209,356

Balances at February 28, 2023	$262	$292,565	$99,122	$(18,680)	$(37,268)	$(30,285)	$305,716
Net loss (1)	—	—	(10,738)	—	(649)	—	(11,387)
Other comprehensive income, net of tax	—	—	—	177	—	—	177
Repurchase of 371,087 shares of Class A common stock	—	—	—	—	—	(4,113)	(4,113)
Stock-based compensation expense	—	235	—	—	—	—	235
Balances at May 31, 2023	262	292,800	88,384	(18,503)	(37,917)	(34,398)	290,628
Net loss (1)	—	—	(11,064)	—	(553)	—	(11,617)
Other comprehensive income, net of tax	—	—	—	849	—	—	849
Repurchase of 267,831 shares of Class A Common Stock	—	—	—	—	—	(2,859)	(2,859)
Stock-based compensation expense	—	185	—	—	—	—	185
Balances at August 31, 2023	$262	$292,985	$77,320	$(17,654)	$(38,470)	$(37,257)	$277,186
Net income (loss) (1)	—	—	1,912	—	(491)	—	1,421
Other comprehensive income, net of tax	—	—	—	249	—	—	249
Repurchase of 216,600 shares of common stock	—	—	—	—	—	(1,683)	(1,683)
Stock-based compensation expense	—	154	—	—	—	—	154
Balances at November 30, 2023	$262	$293,139	$79,232	$(17,405)	$(38,961)	$(38,940)	$277,327

(1) Net (loss) income excludes net loss attributable to redeemable non-controlling interest of $(286) for the three months ended May 31, 2024, $(320) for the three months ended August 31, 2024, $(5,152) for the three months ended November 30, 2024, $(317) for the three months ended May 31, 2023, $(961) for the three months ended August 31, 2023, and $(638) for the three months ended November 30, 2023 (see Note 3).

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Nine months ended November 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(57,846)	$(23,499)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,439	9,445
Amortization of debt discount	302	300
Impairment charges	44,264	-
Bad debt expense	335	65
Reduction in the carrying amount of the right of use asset	1,022	1,038
Gain on sale of business (Note 2)	(8,300)	-
Gain on sale of assets (Note 2 & Note 20)	(9,453)	-
Equity in income of equity investees	(933)	(3,958)
Distribution of income from equity investees	2,874	4,453
Deferred income tax expense (benefit)	942	(116)
Non-cash compensation adjustment	(415)	(143)
Stock based compensation expense	820	643
Loss (gain) on disposal of property, plant, and equipment	131	(31)
Gain on sale of intangible asset	-	(450)
Changes in operating assets and liabilities:
Accounts receivable	(9,280)	(8,585)
Inventory	19,648	29,593
Receivables from vendors	1,063	(1,556)
Prepaid expenses and other	32,041	(2,149)
Investment securities-trading	415	143
Accounts payable, accrued expenses, accrued sales incentives, contract liabilities, and other liabilities	7,900	932
Income taxes payable	(2,590)	(2,605)
Net cash provided by operating activities	31,379	3,520
Cash flows from investing activities:
Purchases of property, plant, and equipment	(3,337)	(2,706)
Proceeds from sale of assets	22,102	733
Net cash provided by (used in) investing activities	18,765	(1,973)
Cash flows from financing activities:
Principal payments on finance lease obligation	(282)	(244)
Proceeds from shareholder note receivable	704	-
Repayment of bank obligations	(160,010)	(116,003)
Borrowings on bank obligations	105,552	125,628
Deferred financing costs	-	(112)
Settlement of market stock unit awards	(1,000)	-
Settlement of restricted stock unit awards	(342)	-
Purchase of treasury stock	(246)	(8,655)
Net cash (used in) provided by financing activities	(55,624)	614
Effect of exchange rate changes on cash	843	2,098
Net (decrease) increase in cash and cash equivalents	(4,637)	4,259
Cash and cash equivalents at beginning of period	10,986	6,134
Cash and cash equivalents at end of period	$6,349	$10,393

See accompanying notes to unaudited consolidated financial statements.

VOXX International Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(1) Basis of Presentation

On December 18, 2024, the Company issued a press release stating that it had entered into an Agreement and Plan of Merger on December 17, 2024 with Gentex Corporation ("Gentex"), the largest shareholder of the Company's Class A Common Stock, pursuant to which, Gentex would acquire all of the issued and outstanding shares of common stock of the Company not already owned by Gentex for $7.50 per share (see Note 27).

On January 28, 2025, the Company received a letter (the"Letter") from the Listing and Qualifications Staff of the Nasdaq Stock Market ("Nasdaq"), advising us that our failure to file our Quarterly Report on Form 10Q for the three and nine months ended November 30, 2024 (the "Form 10-Q") with the Securities and Exchange Commission (the "SEC") is in contravention of Nasdaq Listing Rule 5250(c)(1) (the "Filing Requirement"), and could serve as a basis for the delisting of our securities from Nasdaq. We have 60 days from the date of the notice to submit a plan to regain compliance with the Filing Requirement for consideration by Nasdaq. We believe that the filing of this Form 10-Q allows us to regain compliance with the Filing Requirement.

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

(2) Dispositions

Sale of a business

On August 30, 2024, the Company's wholly owned subsidiary, VOXX Accessories Corp. ("VAC"), completed the sale of certain assets of its domestic accessories business ("the Disposal Group"), consisting of intangible assets and inventory, which was included in the Company's Consumer Electronics segment, to Talisman Brands Inc., d/b/a Established Inc. (“Established" or the "Buyer”) for total consideration of $24,542, net of selling expenses. The Company recognized a gain in the amount of $8,300 on the sale of the Disposal Group for the nine months ended November 30, 2024 within Other income (expense) on the accompanying Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income. At November 30, 2024, a balance of $100 remains due from Established and is expected to be received during the fourth quarter of Fiscal 2025. The proceeds of the sale were used by the Company to repay outstanding debt.

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

Sale of assets

On August 15, 2024, the Company's wholly owned subsidiary, Premium Audio Company, LLC ("PAC"), completed the sale of certain trade names and related inventory to Jamo Holding Limited and Cinemaster Shanghai Ltd. for total consideration of $3,410. The assets sold did not meet the requirements to be classified as a sale of a business pursuant to ASC 805 - Business Combinations. The Company recognized a gain of $2,154 on the sale of these assets for the nine months ended November 30, 2024 within Other income (expense) on the accompanying Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income. The proceeds of the sale were used by the Company to repay outstanding debt.

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

The Company has consolidated the financial results of Onkyo since the acquisition date for financial reporting purposes. The non-controlling interest has been classified as redeemable non-controlling interest outside of equity on the accompanying Consolidated Balance Sheets as the exercise of the put/call option is not within the Company’s control. The carrying value of the redeemable non-controlling interest of Onkyo cannot be less than the redemption amount, which is the amount Sharp will settle the put option for if exercised. Based upon the terms of the put/call option, the option remains exercisable in the event there is no redemption price, or if the redemption price is a negative amount, as determined by the redemption formula. In periods where the specific formula results in a negative amount, and thus no redemption value exists, no amounts would be paid to or received from the counterparty upon the exercise of the option. Adjustments to reconcile the carrying value to the redemption amount are recorded immediately to retained earnings and included in earnings per share. No adjustment was made to the carrying amount of the redeemable non-controlling interest at November 30, 2024 as the excess of the redemption amount over the carrying amount was minimal, or a negative amount. In the event the formulaic redemption price is positive and greater than the carrying amount of the redeemable non-controlling interest balance, an adjustment to the carrying amount of the non-controlling interest would be recorded. The following table provides the rollforward of the redeemable non-controlling interest for the nine months ended November 30, 2024:

Redeemable Non-controlling Interest
Balance at February 29, 2024	$(3,203)
Net loss attributable to non-controlling interest	(5,758)
Comprehensive loss attributable to non-controlling interest	(11)
Foreign currency translation	(47)
Balance at November 30, 2024	$(9,019)

(4) Net Income (Loss) Per Common Share

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

A reconciliation between the denominator of basic and diluted net (loss) income per common share is as follows:

	Three months ended November 30,		Nine months ended November 30,
	2024	2023	2024	2023
Weighted-average common shares outstanding (basic)	23,160,541	23,270,834	23,141,960	23,510,578
Effect of dilutive securities:
Restricted stock units, market stock units, and stock grants	—	196,188	-	-
Weighted-average common shares and potential common shares outstanding (diluted)	23,160,541	23,467,022	23,141,960	23,510,578

Restricted stock units, market stock units, and stock grants of 457,234 and 9,266 for the three months ended November 30, 2024 and 2023, respectively, and 328,468 and 304,260 for the nine months ended November 30, 2024 and 2023, respectively, were not included in the net (loss) income per diluted share calculation because the grant prices of the restricted stock units, market stock units, and stock grants were greater than the average market price of the Company’s common stock during these periods, or the inclusion of these components would have been anti-dilutive.

(5) Investment Securities

As of November 30, 2024, and February 29, 2024, the Company had the following investments:

November 30, 2024
Fair Value
Investment Securities
Marketable Equity Securities
Mutual funds	$414
Total Marketable Equity Securities	414
Total Investment Securities	$414

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

Level 3 - Unobservable inputs developed using the Company's estimates and assumptions, which reflect those that market participants would use.

The following table presents financial assets and liabilities measured at fair value on a recurring basis at November 30, 2024:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$6,349	$6,349	$-	$-
Mutual funds	414	414	-	-
Derivatives designated for hedging	885	-	885	-

The following table presents financial assets and liabilities measured at fair value on a recurring basis at February 29, 2024:

		Fair Value Measurements at Reporting Date Using
	Total	Level 1	Level 2	Level 3
Assets:
Cash and money market funds	$10,986	$10,986	$-	$-
Mutual funds	828	$828	$-	$-
Derivatives designated for hedging	263	-	263	-

The carrying value of our other financial instruments did not differ materially from their estimated fair values at November 30, 2024 and February 29, 2024.

Derivative Instruments

The Company’s derivative instruments include foreign currency contracts and also included an interest rate swap agreement through September 2024.

Foreign currency contracts are utilized by our German subsidiary to hedge a portion of their U.S. Dollar company’s inventory purchases when management views them to be advantageous. The valuation of our foreign currency options is performed based on foreign exchange rates and yield curves built from observable market parameters and, where applicable, on Black Scholes or local volatility models calibrated to available volatility quotes (Level 2). During Fiscal 2024 and during the nine months ended November 30, 2024, the Company entered into forward foreign currency contracts which have notional U.S. Dollar equivalent amounts aggregating $17,250 at November 30, 2024, and that have been designated as cash flow hedges. The remaining maturities of these option contracts are fifteen months in the aggregate. During the nine months ended November 30, 2023, the Company had no open forward foreign currency contracts.

Interest rate swap agreements qualifying for hedge accounting are designated as cash flow hedges and valued based on a comparison of the change in fair value of the actual swap contracts designated as the hedging instruments and the change in fair value of a hypothetical swap contract (Level 2). Interest rate swaps are classified in the balance sheet as either assets or liabilities based on the fair value of the instruments at the end of the period. During the three and nine months ended November 30, 2024, the Company had an interest rate swap agreement that hedged interest rate exposure related to the outstanding balance of its Florida Industrial Revenue Bonds ("the Florida Mortgage"), with monthly payments due through the maturity date of the mortgage, which was March 2026. The swap agreement locked the interest rate on the debt at 3.43% (inclusive of credit spread) through the maturity date of the loan. We calculated the fair value of our interest rate swap agreement quarterly based on the quoted market price for the same or similar financial instruments. On September 24, 2024, the Company sold its manufacturing facility in Lake None, Florida, with net proceeds used to repay the remaining balance outstanding on the Florida Mortgage (see Note 18). Concurrent with this repayment, the interest rate swap was terminated.

Financial Statement Classification

The following table discloses the fair value as of November 30, 2024 and February 29, 2024 of the Company’s derivative instruments:

	Derivative Assets and Liabilities
		Fair Value
	Account	November 30, 2024	February 29, 2024
Derivative instruments
Foreign currency contracts designated as cash flow hedges	Prepaid expenses and other current assets	885	$121
Interest rate swap agreements designated as cash flow hedges	Other assets	-	142
Total derivatives		885	$263

Cash Flow Hedges

The change in the fair value of hedging derivative instruments that are expected to be highly effective and have been designated and qualify as cash flow hedges are recorded to Other comprehensive (loss) income. During the same period or periods during which the hedged transaction affects earnings, the amounts recorded in Other comprehensive (loss) income are reclassified to earnings and presented in the same income statement line item as the effect of the hedged item. The change in fair value of the derivative instruments that do not qualify for hedge accounting and have not been designated as cash flow hedges are included in other (expense) income on the accompanying Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income immediately.

The net income (loss) recognized in Other comprehensive (loss) income for foreign currency contracts is expected to be recognized in Cost of sales during the next twenty-one months. No amounts were excluded from the assessment of hedge effectiveness during the respective periods.

The gain or loss on the Company’s interest rate swap is recorded in Other comprehensive (loss) income and subsequently reclassified into Interest and bank charges in the period in which the hedged transaction affects earnings. On September 24, 2024, the interest rate swap was terminated in conjunction with the repayment of the Florida Mortgage, resulting in a gain of $47 recorded in Interest and bank charges for the three and nine months ended November 30, 2024.

Activity related to cash flow hedges recorded during the three and nine months ended November 30, 2024 and 2023 was as follows:

	Three months ended		Nine months ended
	November 30, 2024		November 30, 2024
	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Pretax Gain (Loss) Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	808	13	821	(55)
Interest rate swaps	$(75)	$47	(142)	47

	Three months ended		Nine months ended
	November 30, 2023		November 30, 2023
	Pretax Gain Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	Pretax Loss Recognized in Other Comprehensive Income	Pretax Gain (Loss) Reclassified from Accumulated Other Comprehensive Income
Cash flow hedges
Foreign currency contracts	-	-	$-	$-
Interest rate swaps	(28)	-	(55)	-

(7) Accumulated Other Comprehensive (Loss) Income

The Company’s accumulated other comprehensive (loss) income consists of the following:

	Foreign Currency Translation Losses	Pension plan adjustments, net of tax	Derivatives designated in a hedging relationship, net of tax	Total
Balance at February 29, 2024	$(17,192)	$(398)	$224	$(17,366)
Other comprehensive (loss) income before reclassifications	(779)	11	411	(357)
Reclassified from accumulated other comprehensive loss (gain)	-	-	(37)	(37)
Net current-period other comprehensive (loss) income	(779)	11	374	(394)
Balance at November 30, 2024	$(17,971)	$(387)	$598	$(17,760)

For the three and nine months ended November 30, 2024, the Company recorded other comprehensive (loss) income, net of associated tax impact of $266 and $249, respectively, related to derivatives designated in a hedging relationship. There were no taxes recorded related to pension plan adjustments during the three and nine months ended November 30, 2024.

The other comprehensive (loss) income before reclassification related to foreign currency translation losses of $(779) includes the remeasurement of intercompany transactions of a long-term investment nature of $(103) with certain subsidiaries whose functional currency is not the U.S. dollar, and $(676) from translating the financial statements of the Company's non-U.S. dollar functional currency subsidiaries into our reporting currency, which is the U.S. dollar.

(8) Supplemental Cash Flow Information

The following is supplemental information relating to the Unaudited Consolidated Statements of Cash Flows:

	Nine months ended November 30,
	2024	2023
Non-cash investing and financing activities:
Recording of redeemable equity	$(108)	$(69)
Investment in BioCenturion LLC	2,989	-
Cancellation of EyeLock LLC ownership put option	9,817	-
Reclassification of shareholder receivable to equity	2,578	-
Recording of excise tax attributable to treasury stock repurchases	2	-
Right of use assets obtained in exchange for operating lease obligations	3,305	635
Right of use assets obtained in exchange for finance lease obligations	-	575
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,027	$971
Operating cash flows from finance leases	47	18
Finance cash flows from finance leases	282	244
Cash paid during the period:
Interest (excluding bank charges)	$4,033	$3,040
Income taxes (net of refunds)	2,003	2,661

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

In August 2024, the Company granted 267,924 RSUs to certain employees of the Company pursuant to the 2024 Plan. The RSU awards will vest on the occurrence of certain triggering conditions as described in the awards. The restricted stock units will also vest upon the sale of all of the Company's issued and outstanding stock, the sale of all, or substantially all, of the assets of the Company, or the termination of the grantee's employment without cause. When vested, the RSU awards will be settled, at the Company's discretion, in cash or in shares of the Company's Class A Common Stock, or a combination of both. The Company expenses the cost of these RSU awards on a straight-line basis over the requisite service period of each grantee, which is determined to be eighteen months based on the award triggering conditions. For these purposes, the fair market value of each RSU was determined based on the closing price of the Company's common stock on the grant date. The fair market value of each RSU granted in August 2024 was $3.12.

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
-
Grant of market stock units (“MSU’s”) up to a maximum value of $5,000, based upon the achievement of a 90-calendar day average stock price of no less than $5.49 over the performance period ending on the third and fifth anniversary of the effective date of the Employment Agreement. The value of the MSU award increased based upon predetermined targeted 90-calendar day average stock prices with a maximum of $5,000 if the 90-calendar day average high stock price equaled or exceeded $15.00. The award could be settled in shares or in cash upon mutual agreement between the Company and Mr. Lavelle. We recognized stock-based compensation expense of $23 and $69 during the three and nine months ended November 30, 2023 related to these MSU’s using the graded vesting attribution method over the performance period. For the three and nine months ended November 30, 2024, no remaining compensation expense was recognized related to the MSU's, as the remaining 20% of this award vested on March 1, 2024 and was settled in cash, resulting in a payment made to Mr. Lavelle in the amount of $1,000 during the first quarter of Fiscal 2025.

On September 28, 2023, the term of Mr. Lavelle's employment agreement was extended for one year through February 28, 2025 under which his annual salary is $750 and he will receive a $250 cash equivalent share grant to be awarded in quarterly increments calculated on the fair market value of the Company's Class A Common Stock on each of June 30, 2024, September 30, 2024, December 31, 2024, and March 31, 2025. On November 11, 2024, the term of Mr. Lavelle's employment agreement was extended for one additional year through February 28, 2026 under which his annual salary will be $750 and he will receive a $250 cash equivalent share grant to be awarded in quarterly increments calculated on the fair market value of the Company's Class A Common Stock on each of June 30, 2025, September 30, 2025, December 31, 2025, and March 31, 2026. We recognized stock-based compensation expense of $50 and $155 during the three and nine months ended November 30, 2024, respectively, related to these stock grants, which have been recorded using the graded vesting attribution method.

All stock grants under the Employment Agreement are subject to a hold requirement as specified in the Employment Agreement. The Employment Agreement gives Mr. Lavelle the right to require the Company to redeem his shares if a specific contingent change in control event occurs. The contingent event under which Mr. Lavelle may exercise his right to redemption includes a change of control transaction wherein the Shalam Group would become a 40% or less holder of the total combined voting power of all outstanding voting securities of the Company. Accordingly, the stock awards issued in connection with the Employment Agreement are presented as redeemable equity on the Consolidated Balance Sheets at grant-date fair value. Shares previously held by Mr. Lavelle under the 2014 Plan and those personally purchased by Mr. Lavelle are also presented as redeemable equity. As the contingent events that would allow Mr. Lavelle to redeem the shares were not deemed probable at November 30, 2024, remeasurement of the amounts in redeemable equity have not been recorded. The Employment Agreement contains certain restrictive and non-solicitation covenants.

A roll-forward of redeemable equity related to stock awards and shares held by Mr. Lavelle for the nine months ended November 30, 2024 is as follows:

Redeemable Equity
Balance at February 29, 2024	$4,110
Stock based compensation expense	108
Balance at November 30, 2024	$4,218

Grant of Shares to Chief Financial Officer and Chief Operating Officer

On July 8, 2019, the Board of Directors approved a five-year Employment Agreement, effective March 1, 2019, by and between the Company and Loriann Shelton, the Company’s Chief Financial Officer and Chief Operating Officer. On September 28, 2023, the term of the agreement was extended for one year through February 28, 2025 under which Ms. Shelton would receive, in addition to her annual salary, a $100 cash equivalent share grant to be awarded in quarterly increments calculated on the fair market value of the Company's Class A Common Stock on each of June 30, 2024, September 30, 2024, December 31, 2024, and March 31, 2025. On November 11, 2024, the term of Ms. Shelton's employment agreement was extended for one additional year through February 28, 2026 under which she will receive, in addition to her salary, a $100 cash equivalent share grant to be awarded in quarterly increments calculated on the fair market value of the Company's Class A Common Stock on each of June 30, 2025, September 30, 2025, December 31, 2025, and March 31, 2026. We recognized stock-based compensation expense of $20 and $62 during the three and nine months ended November 30, 2024, respectively, related to these stock grants, which have been recorded using the graded vesting attribution method.

Grant of Shares to Beat Kahli

On February 6, 2023, Voxx appointed Beat Kahli, the Vice Chairman of the Company's Board of Directors, President of the Company for one year. The Company entered into an employment agreement with Mr. Kahli effective February 6, 2023 with a term ending on February 29, 2024. Under the terms of the employment agreement, in addition to a $300 annual salary, Mr. Kahli was granted the right to receive stock-based compensation in the form of a stock grant of 20,000 shares of the Company's Class A Common Stock to be issued on each of June 30, 2023, September 30, 2023, December 31, 2023 and March 31, 2024. We recognized stock-based compensation expense of $4 during the nine months ended November 30, 2024, compared to $57 and $154 during the three and nine months ended November 30, 2023, respectively, related to this stock grant. The grant fair value of these shares was $10.66 per share and compensation expense has been recorded using the graded vesting attribution method. Mr. Kahli's employment agreement expired on February 29, 2024. He remains Vice Chairman of the Company's Board of Directors. On March 1, 2024, Patrick Lavelle resumed the role of President of the Company.

The following table presents a summary of the activity related to the 2024 Plan for the nine months ended November 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested award balance at February 29, 2024	176,312	$8.93
Granted	317,907	3.03
Vested	(38,436)	13.59
Vested and settled	(67,356)	6.74
Unvested award balance at November 30, 2024	388,427	$4.02

At November 30, 2024, there were 643,731 vested and unsettled RSU awards under the Company’s 2024 Plan with a weighted average fair value of $6.98. During September 2024, vested RSU awards for one of the Company's former employees, totaling 62,536 award units, were settled in cash in an amount totaling $245, net of tax withholding, pursuant to the sale of the Company's VAC subsidiary (see Note 2).

During the three and nine months ended November 30, 2024 and 2023, the Company recorded $262 and $820, respectively, and $177 and $643, respectively, in total stock-based compensation related to the 2024 Plan, including executive employment agreements. As of November 30, 2024, there was approximately $1,360 of unrecognized stock-based compensation expense related to unvested RSU awards and stock grants.

(10) Supply Chain Financing

The Company has supply chain financing agreements and factoring agreements that were entered into for the purpose of accelerating receivable collection and better managing cash flow. The balances under the agreements are sold without recourse and are accounted for as sales of accounts receivable. Total receivable balances sold for the three and nine months ended November 30, 2024, net of discounts, were $18,520 and $63,350, respectively, compared to $28,835 and $84,061 for the three and nine months ended November 30, 2023, respectively.

(11) Research and Development

Expenditures for research and development are charged to expense as incurred. Such expenditures amounted to $1,179 and $3,784 for the three and nine months ended November 30, 2024, respectively, compared to $2,007 and $6,462 for the three and nine months ended November 30, 2023, respectively. All amounts are net of customer reimbursements and are included within Engineering and technical support expenses on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.

(12) Goodwill and Intangible Assets

The change in goodwill by segment is as follows:

Automotive Electronics:	Amount
Beginning balance at March 1, 2024	$3,052
Impairment charges	(1,452)
Balance at November 30, 2024	$1,600
Gross carrying value at November 30, 2024	$10,425
Accumulated impairment charge	(8,825)
Net carrying value at November 30, 2024	$1,600
Consumer Electronics:
Beginning balance at March 1, 2024	$60,879
Impairment charges	(26,719)
Foreign currency adjustments	(375)
Balance at November 30, 2024	$33,785
Gross carrying value at November 30, 2024	$93,455
Accumulated impairment charge	(59,670)
Net carrying value at November 30, 2024	$33,785
Total Goodwill, net	$35,385

The Company's Biometrics segment did not carry a goodwill balance at November 30, 2024 or February 29, 2024.

We perform fair value-based impairment tests of goodwill and intangible assets with indefinite lives annually as of the last day of the fourth quarter and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value.

In the third quarter, we reduced the near-term and long-term outlook of our Onkyo, Klipsch, Rosen, and VSM reporting units; our indefinite-lived trademarks; and certain of our long-lived assets based on recent worsening of business performance and industry outlook in both the consumer electronics and automotive electronics markets. Additionally, the implied market value of the total Company, as indicated by the Agreement and Plan of Merger with Gentex on December 17, 2024 (see Note 1 and Note 27), was below our recorded book value as of November 30, 2024. In earlier quarters, while our stock price was lower than the implied value from the Agreement and Plan of Merger, it was believed to be a temporary decline and was trending upward. After the announcement of the Agreement and Plan of Merger, our stock price has stagnated, and it is believed that the decline is no longer temporary. We viewed these events as potential triggering events and performed quantitative and qualitative impairment analysis of the Onkyo, Klipsch, Rosen and VSM reporting units, indefinite lived assets, and certain long-lived assets as of November 30, 2024.

The interim impairment tests for goodwill indicated that goodwill impairment charges aggregating $28,171 were required for the Onkyo ($13,972), Klipsch ($12,747), Rosen ($880), and VSM ($572) reporting units for the three and nine months ended November 30, 2024. These goodwill impairment charges, of which $26,719 was recorded in the Consumer Electronics segment and $1,452 was recorded in the Automotive Electronics segment, were based upon both quantitative and qualitative assessments. These impairments were the result of reductions in projected cash flows due to lower projected sales volumes and profitability. As a result of these impairments the Company no longer has any goodwill attributable to the Onkyo, Rosen and VSM reporting units. The quantitative assessment utilized either an income approach, a market approach, or a combination of these approaches to determine the fair value of its reporting units. The discount rates (developed using a weighted average cost of capital analysis) used in the goodwill quantitative tests for the nine months ending November 30, 2024, ranged from 16.9% to 35.0%. The long term growth rates used in the quantitative tests was 1.5%. The qualitative assessments considered significant declines in forecasted revenue and profitability due to the downturn in demand.

The fair value of one indefinite-lived asset in the Consumer Electronics segment was less than its carrying value and accordingly, a non-cash impairment charge of $1,276 was recorded for the three and nine months ended November 30, 2024. The interim impairment test of the Klipsch indefinite-lived intangible asset indicated that its fair value was in excess of its carrying value and therefore no impairment was recorded. The fair value of the Klipsch indefinite-lived intangible asset was estimated using a Relief-from-Royalty Method. A royalty rate of 3.5% based upon comparable market rates, the profitability of the products associated with relative intangible asset, and other qualitative factors was applied. A risk-adjusted discount rate of 16.9%, developed using a weighted average cost of capital analysis, and a long-term growth rate of 1.5%, was applied.

The interim impairment tests of certain long-lived assets, based upon a combination of income and market approaches, were performed at the lowest level for which there are separately identifiable cash flows and indicated that the fair value of certain of these assets were not recoverable, resulting in impairments aggregating $14,817, of which $7,381 was recorded in the Consumer Electronics segment and $7,436 was recorded in the Automotive Electronics segment for the three and nine months ended November 30, 2024.

The fair value of the Klipsch and DEI reporting units' goodwill and our remaining indefinite lived asset are sensitive to differences in estimated and actual cash flows, including changes in projected revenue, projected operating margin and discount rates used to evaluate the fair value of these assets. Although we believe our estimate of fair value is reasonable, the reporting units' future financial performance are dependent on our ability to execute our business plan. If a reporting unit’s future financial performance falls below our expectations, there are adverse revisions to assumptions, or our market capitalization declines further, this could be indicative that the fair values of each of our reporting units have declined below their carrying values, and therefore we may need to record a material impairment charge in the future. The remaining goodwill at our Klipsch and DEI reporting units, our indefinite lived asset, and other long-lived assets are at risk for future impairment as they do not have significant fair value above their carrying value.

At November 30, 2024, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$48,278	$44,747	$3,531
Trademarks/Tradenames	4,985	2,473	2,512
Developed technology	-	-	-
Patents	6,456	6,076	380
License	1,400	1,400	-
Contracts	1,556	1,556	-
Total finite-lived intangible assets	$62,675	$56,252	6,423
Indefinite-lived intangible assets
Trademarks			32,060
Total intangible assets, net			$38,483

At February 29, 2024, intangible assets consisted of the following:

	Gross Carrying Value	Accumulated Amortization	Total Net Book Value
Finite-lived intangible assets:
Customer relationships	$53,915	$46,037	$7,878
Trademarks/Tradenames	20,323	5,031	15,292
Developed technology	18,970	15,743	3,227
Patents	6,736	6,128	608
License	1,400	1,400	-
Contracts	1,556	1,556	-
Total finite-lived intangible assets	$102,900	$75,895	27,005
Indefinite-lived intangible assets
Trademarks			41,761
Total intangible assets, net			$68,766

The Company recorded amortization expense of $1,574 and $4,727 for the three and nine months ended November 30, 2024, respectively, compared to $1,608 and $4,928 for the three and nine months ended November 30, 2023, respectively. The estimated aggregate amortization expense for all amortizable intangibles for November 30 of each of the succeeding years is as follows:

Year	Amount
2025	$2,967
2026	1,335
2027	711
2028	599
2029	576

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

BioCenturion LLC operates in the biometrics business. All working capital needs and funding of the joint venture shall be borne by GalvanEyes for the first two years of the joint venture agreement and GalvanEyes will control the day-to-day operations of BioCenturion. On November 1, 2024, GalvanEyes was acquired by Gentex Corporation ("Gentex"), the largest shareholder of Voxx's Class A Common Stock. Steven Downing, CEO of Gentex, also serves as a member of Voxx's Board of Directors. Prior to this transaction, Beat Kahli, the current Vice-Chairman of Voxx's Board of Directors, was the majority owner of GalvanEyes.

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

The investment in BioCenturion LLC was recorded at its initial fair value of $2,989 on March 1, 2024 in accordance with ASC 810-10-40 upon the deconsolidation of the group of assets, which represented a business pursuant to ASC 805, "Business Combinations." EyeLock incurred a loss on the contribution of assets to the joint venture of $413 for the nine months ended November 30, 2024, which was recorded to Paid in capital on the Company's Consolidated Balance Sheet.

The Company applies the hypothetical liquidation book value method ("HLBV") to determine the allocation of profits and losses of the joint venture to EyeLock. The liquidation rights and priorities are defined in the joint venture operating agreement as 77.8% to EyeLock and 22.2% to GalvanEyes up to the deemed initial capital contributions of $45,000, and thereafter 50% to EyeLock and 50% to GalvanEyes, which differs from the membership interest of EyeLock and GalvanEyes, which is 50% to both EyeLock and GalvanEyes. The HLBV method calculates the proceeds that would be attributable to each member in an investment based on the liquidation provisions of the agreement if the joint venture was to be liquidated at book value as of the balance sheet date. Each member’s allocation of income or loss in the period is equal to the change in the amount of net equity they are legally able to claim based on a hypothetical liquidation of the entity at the end of a reporting period compared to the beginning of that period, adjusted for any capital transactions. EyeLock's share of losses from BioCenturion was $478 and $1,843 for the three and nine months ended November 30, 2024. The balance of EyeLock's equity method investment in BioCenturion at November 30, 2024 was $1,147.

ASA Electronics LLC and Subsidiary

As of November 30, 2024 and February 29, 2024, the Company had a 50% non-controlling ownership interest in ASA Electronics, LLC and Subsidiary (“ASA"), which acts as a distributor of mobile electronics specifically designed for niche markets within the automotive industry, including RV's; buses; and commercial, heavy duty, agricultural, construction, powersport, and marine vehicles.

The following presents summary financial information for ASA. Such summary financial information has been provided herein based upon the individual significance of ASA to the consolidated financial information of the Company.

	November 30, 2024	February 29, 2024
Current assets	$44,147	$43,790
Non-current assets	7,486	7,579
Liabilities	9,071	8,609
Members' equity	42,562	42,760

	Nine months ended November 30,
	2024	2023
Net sales	$49,242	$61,261
Gross profit	12,915	15,883
Operating income	4,740	7,253
Net income	5,551	7,916

The Company's share of income from ASA was $860 and $2,776 for the three and nine months ended November 30, 2024, respectively, compared to $1,101 and $3,958 for the three and nine months ended November 30, 2023, respectively. The balance of the Company's equity method investment in ASA at November 30, 2024 was $21,281.

(14) Income Taxes

The Company’s provision for income taxes consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments, as necessary.

For the three months ended November 30, 2024, the Company recorded an income tax benefit of $513, which includes a discrete income tax provision of $43 related to the finalization of the federal tax return filing and uncertain tax position interest expense accrual. The effective tax rate for the three months ended November 30, 2024 was an income tax benefit of 1.03% on pre-tax loss of $49,974. The effective tax rate for the three months ended November 30, 2024 differed from the U.S. statutory rate of 21% as a result of a number of factors, primarily related to no income tax benefit recorded on current year Australia, Denmark, and Japan pre-tax losses given the Company maintains a full valuation allowance, the impairment of non-deductible goodwill for which no tax benefit was provided, income taxed in foreign jurisdictions at varying tax rates, nondeductible permanent differences, research and development credits, and adjustments to the deferred tax liability related to indefinite lived intangibles.

For the three months ended November 30, 2023, the Company recorded an income tax provision of $97, which includes a discrete income tax benefit of $198 related primarily to the finalization of the federal tax return filing and reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations. The effective tax rate for the three months ended November 30, 2023 was an income tax provision of 11.0% on pre-tax income of $880. The effective tax rate for the three months ended November 30, 2023 differs from the U.S. statutory rate of 21% as a result of a number of factors, primarily related to no income tax benefit recorded on current year U.S and Japanese pre-tax losses given the Company maintains a full valuation allowance, income taxed in foreign jurisdictions at varying tax rates, nondeductible permanent differences, research and development credits, and adjustments to our deferred tax liability related to indefinite lived intangibles.

For the nine months ended November 30, 2024, the Company recorded an income tax provision of $493, which includes a discrete income tax provision of $1,201 related primarily to increases in valuation allowance related to deferred tax assets in Canada and Australia. The effective tax rate for the nine months ended November 30, 2024 was an income tax expense of 0.9% on pre-tax loss of $57,353. The effective tax rate for the nine months ended November 30, 2024 differs from the U.S. statutory rate of 21% as a result of a number of factors, primarily related to no income tax benefit recorded on current year Australia, Denmark, and Japan pre-tax losses given the Company maintains a full valuation allowance, the impairment of non-deductible goodwill for which no tax benefit was provided, income taxed in foreign jurisdictions at varying tax rates, nondeductible permanent differences, research and development credits, adjustments to the deferred tax liability related to indefinite lived intangibles, and the discrete items discussed above.

For the nine months ended November 30, 2023, the Company recorded an income tax benefit of $54, which includes a discrete income tax benefit of $515 related primarily to the finalization of certain tax filings and the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations, offset by the remeasurement of state deferred taxes based on law changes enacted during the period. The effective tax rate for the nine months ended November 30, 2023 was an income tax benefit of 0.2% on pre-tax loss of $23,553. The effective tax rate for the nine months ended November 30, 2023 differs from the U.S. statutory rate of 21% as a result of a number of factors, primarily related to no income tax benefit recorded on current year U.S and Japanese pre-tax losses given the Company maintains a full valuation allowance, income taxed in foreign jurisdictions at varying tax rates, nondeductible permanent differences, research and development credits, and adjustments to our deferred tax liability related to indefinite lived intangibles.

At November 30, 2024 and February 29, 2024, the Company had an uncertain tax position liability balance of $719 and $809, respectively, including interest and penalties. The unrecognized tax benefits include amounts related to various U.S. federal, state, and local, and foreign tax issues.

(15) Inventory

Inventories by major category are as follows:

	November 30, 2024	February 29, 2024
Raw materials	$13,859	$21,527
Work in process	466	736
Finished goods	82,091	106,208
Inventory	$96,416	$128,471

(16) Product Warranties and Product Repair Costs

The following table provides a summary of the activity with respect to product warranties and product repair costs. The liability for product warranties is included within Accrued expenses and other current liabilities and was $5,884 and $4,965 at November 30, 2024 and February 29, 2024, respectively, on the Consolidated Balance Sheets. The reserve for product repair costs is recorded as a reduction of Inventory and was $599 and $1,628 at November 30, 2024 and February 29, 2024, respectively, on the Consolidated Balance Sheets.

	Three months ended November 30,		Nine months ended November 30,
	2024	2023	2024	2023
Opening balance	$6,351	$6,667	$6,593	$6,759
Liabilities for warranties and product repair costs accrued during the period	979	548	3,335	2,573
Warranty claims settled and product repair costs expended during the period	(847)	(899)	(3,445)	(3,016)
Ending balance	$6,483	$6,316	$6,483	$6,316

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

During the second quarter of Fiscal 2023, the Company began moving certain of its OEM production operations from Florida to Mexico, which is expected to be completed by the end of Fiscal 2025. During the second quarters of Fiscal 2024 and Fiscal 2025, the Company implemented cost reduction initiatives in order to streamline operations, reduce costs, and align its business in response to market conditions. As a result of these initiatives, the Company incurred restructuring expenses, consisting primarily of employee severance and relocation expenditures, of $49 and $2,378, and

$101 and $2,168 for the three and nine months ended November 30, 2024 and 2023, respectively. For the three and nine months ended November 30, 2024, we incurred restructuring charges within the Automotive Electronics segment of $49 and $443, respectively, and for the nine months ended November 30, 2024, we incurred restructuring charges of $1,935 within the Consumer Electronics segment. For the three and nine months ended November 30, 2023 we incurred restructuring charges within the Automotive Electronics segment of $101 and $887, respectively, and for the nine months ended November 30, 2023 we incurred restructuring charges of $1,077 in the Consumer Electronics segment, $27 in the Biometrics segment, and $177 in Corporate. At November 30, 2024, the balance of restructuring charges not yet settled was $413 and are included within Accrued expenses and other current liabilities on the Company's Consolidated Balance Sheet. The Company expects substantially all of this liability balance to be settled by February 28, 2025. Additional restructuring charges related to relocation and cost reductions may be incurred during the remainder of Fiscal 2025.

(18) Financing Arrangements

The Company has the following financing arrangements:

	November 30, 2024	February 29, 2024
Debt
Domestic credit facility (a)	$15,000	$63,843
Florida mortgage (b)	-	5,615
Euro asset-based lending obligation (c)	-	-
Shareholder loan payable (d)	3,837	3,813
Total debt	18,837	73,271
Less: current portion of long-term debt	3,837	500
Long-term debt	15,000	72,771
Less: debt issuance costs	522	890
Total long-term debt, net of debt issuance costs	$14,478	$71,881

(a)
Domestic Credit Facility

The Company has a senior secured credit facility (the "Credit Facility") with Wells Fargo Bank, N.A. ("Wells Fargo") that provides for a revolving credit facility with committed availability of up to $165,000. The Credit Facility also includes a $50,000 sub-limit for letters of credit and a $15,000 sub-limit for Swing Loans. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory, certain real estate, and certain intellectual property, subject to reserves as determined by the lender. The availability under the revolving credit line of the Credit Facility was $81,774 as of November 30, 2024.

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

Generally, the Company may designate specific borrowings under the Credit Facility as either Base Rate Loans or SOFR Rate Loans, except that Swing Loans may only be designated as Base Rate Loans. Loans designated as SOFR Rate Loans bear interest at a rate equal to the then applicable SOFR rate plus a range of 1.75 – 2.25% (6.73% at November 30, 2024). Loans designated as Base Rate loans bear interest at a rate equal to the applicable margin for Base Rate Loans plus a range of 0.75 - 1.25% as defined in the Agreement and shall not be lower than 1.75% (8.75% at November 30, 2024).

Provided that the Company is in a Compliance Period (the period commencing on that day in which Excess Availability is less than 15% of the Maximum Revolver Amount and ending on a day in which Excess Availability is equal to or greater than 15% for any consecutive 30-day period thereafter), the Credit Facility requires compliance with a financial covenant calculated as of the last day of each month, consisting of a Fixed Charge Coverage Ratio. The Credit Facility also contains covenants, subject to defined carveouts, that limit the ability of the loan parties and certain of their subsidiaries which are not loan parties to, among other things: (i) incur additional indebtedness; (ii) incur liens; (iii) merge, consolidate or dispose of a substantial portion of their business; (iv) transfer or dispose of assets; (v) change their name, organizational identification number, state or province of organization or organizational identity; (vi) make any material change in their nature of business; (vii) prepay or otherwise acquire indebtedness; (viii) cause any change of control; (ix) make any restricted junior payment, including the declaration of dividends; (x) change their fiscal year or method of accounting; (xi) make advances, loans or investments; (xii) enter into or permit any transaction with an affiliate of any borrower or any of their subsidiaries; (xiii) use proceeds for certain items; (xiv) issue or sell any of their stock; or (xv) consign or sell any of their inventory on certain terms. In addition, if excess availability under the Credit Facility were to fall below certain specified levels, as defined in the Agreement, the lenders would have the right to assume dominion and control over the Company's cash. As of November 30, 2024, the Company was not in a Compliance Period.

The obligations under the Credit Facility documents are secured by a general lien on, and security interest in, substantially all of the assets of the borrowers and certain of the guarantors, including accounts receivable, equipment, real estate, general intangibles, and inventory. The Company, as parent, has guaranteed the obligations of its subsidiary borrowers under the Agreement.

Charges incurred on the unused portion of the Credit Facility during the three and nine months ended November 30, 2024 totaled $218 and $529, respectively, compared to $143 and $548 during the three and nine months ended November 30, 2023, respectively. These charges are included within Interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company has deferred financing costs related to the Credit Facility and previous amendments and modifications of the Credit Facility. Deferred financing costs are included in Long-term debt on the accompanying Consolidated Balance Sheets as a contra-liability balance and are amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income over the term of the Credit Facility, which expires on April 19, 2026. During the three and nine months ended November 30, 2024, the Company amortized $92 and $276 of these costs, respectively, as compared to $92 and $268 during the three and nine months ended November 30, 2023, respectively. The net unamortized balance of these deferred financing costs as of November 30, 2024 was $522.
(b)
Florida Mortgage

On July 6, 2015, VOXX HQ LLC, the Company’s wholly owned subsidiary, closed on a $9,995 industrial development revenue tax exempt bond under a loan agreement in favor of the Orange County Industrial Development Authority (the “Authority”) to finance the construction of the Company's manufacturing facility and executive offices in Lake Nona, Florida. Wells Fargo Bank, N.A. ("Wells Fargo") was the purchaser of the bond and U.S. Bank National Association is the trustee under an Indenture of Trust with the Authority. Voxx borrowed the proceeds of the bond purchase from the Authority during construction as a revolving loan, which converted to a permanent mortgage upon completion of the facility in January 2016 (the "Florida Mortgage"). The Florida Mortgage bore interest at 79% of the applicable SOFR Rate plus 1.87% and was secured by a first mortgage on the property, a collateral assignment of leases and rents and a guaranty by the Company. On September 24, 2024, the Company completed the sale of its manufacturing facility in Lake Nona, Florida for a purchase price of $20,000. A portion of the net proceeds from the sale were used to repay the remaining outstanding balance of the Florida Mortgage, which was $5,323 (see Note 20).

The Company had deferred financing costs related to the Florida Mortgage and a previous amendment to the loan agreement, which were recorded as deferred financing costs and included in Long-term debt as a contra-liability balance on the accompanying Consolidated Balance Sheets and amortized through Interest and bank charges in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income over the remaining term of the Florida Mortgage. The Company amortized $4 and $26 of these costs during the three and nine months ended November 30, 2024, respectively, as compared to $12 and $32 during the three and nine months ended November 30, 2023. Upon the sale of the Company's manufacturing facility and repayment of the Florida Mortgage on September 24, 2024, the remaining balance of these deferred financing costs, totaling $64 were written off in conjunction with the repayment of the loan.

The Company had an interest rate swap agreement to hedge interest rate exposure related to the Florida Mortgage with a set fixed rate equal to 3.43%. The swap agreement was terminated in conjunction with the repayment of the

Florida Mortgage on September 24, 2024 (see Note 6).
(c)
Euro Asset-Based Lending Obligation

At February 29, 2024, foreign bank obligations included a Euro Asset-Based Lending ("ABL") credit facility, which had a credit limit of €8,000 and a rate of interest equal to the three-month Euribor plus 3.55%. The Company's subsidiaries, Schwaiger GmbH, Oehlbach Kabel GmbH, and Voxx German Holdings GmbH were authorized to borrow from this credit facility. The ABL credit facility expired on October 31, 2024.

(d)
Shareholder Loan Payable

In conjunction with the capitalization and funding of the Company’s Onkyo joint venture, which was created in order to execute the acquisition of certain assets of the home audio/video business of OHEC on September 8, 2021, Onkyo entered into a loan agreement with the shareholders of the joint venture. The loan balance outstanding at November 30, 2024 represents the portion of the loan payable to PAC's joint venture partner. The loan balance due to PAC eliminates in consolidation. All amounts outstanding under the loan will mature and become payable ten years from the execution date of the acquisition, which is September 8, 2031. The loan may be prepaid subject to the approval of the board of directors of the joint venture and must be repaid if either the put or call option is exercised in accordance with the joint venture agreement (see Note 3). The rate of interest for the shareholder loan is 2.5% and the loan is secured by a second priority lien on and secured interest in all assets of Onkyo.

(19) Other Income (Expense)

Other income (expense) is comprised of the following:

	Three months ended November 30,		Nine months ended November 30,
	2024	2023	2024	2023
Foreign currency loss, net	$(2,415)	$(171)	$(1,062)	$(2,419)
Interest income	108	56	279	89
Rental income	258	237	780	702
Miscellaneous	(35)	34	(110)	131
Total other, net	$(2,084)	$156	$(113)	$(1,497)

Gains and losses included within Foreign currency gain (loss), net, for the three and nine months ended November 30, 2024 and 2023 were primarily driven by fluctuations in the Japanese Yen, which impacted the re-measurement of the Company's Onkyo subsidiary intercompany loans and interest payable, which are not of a long-term investment nature. The total net foreign currency losses attributable to these re-measurements for the three and nine months ended November 30, 2024 was $1,039 and $260, respectively, as compared to $174 and $1,521 for the three and nine months ended November 30, 2023, respectively.

(20)
Lease Obligations

We account for leases in accordance with ASC 842 “Leases” (“ASC 842”). We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration.

We have operating leases for office equipment, as well as offices, warehouses, and other facilities used for our operations. We also have finance leases comprised primarily of computer hardware. Our leases have remaining lease terms of less than 1 year to 6 years, some of which include renewal options. We consider these renewal options in determining the lease term used to establish our right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal option will be exercised. The Company had no short-term leases during the three and nine months ended November 30, 2024.

On September 24, 2024, the Company executed a sale leaseback transaction, selling its real property in Lake Nona, Florida, consisting of a manufacturing facility and office space, to Aladdin Sane Realty, LLC ("the Purchaser") for $20,000. The net proceeds received from the transaction were approximately $13,600 after transactional costs of approximately $1,100 and repayment of the outstanding mortgage, which was $5,323 on September 24, 2024. The transaction qualified for sale leaseback accounting in accordance with ASC 842, "Leases." Concurrently with the sale, the Company entered into an operating lease arrangement ("lease") with the Purchaser for a small portion of the real property to continue to operate its automotive electronic sales office in Florida, with an initial term of five years. The Company recognized a gain related to the execution of the sale transaction of $7,299 for the three and nine months ended November 30, 2024, which is recorded in Other income (expense) on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.

Refer to Note 8 for supplemental cash flow information related to leases.

The components of lease cost for the three and nine months ended November 30, 2024 and 2023 were as follows:

	Three months ended November 30,		Nine months ended November 30,
	2024	2023	2024	2023
Operating lease cost (a) (c)	$391	$335	$1,022	$1,038
Finance lease cost:
Amortization of right of use assets (a)	78	79	296	248
Interest on lease liabilities (b)	17	10	47	18
Total finance lease cost	$95	$89	343	$266

(a)
Recorded within Selling, General and administrative, Engineering and technical support, and Cost of sales on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.
(b)
Recorded within Interest and bank charges on the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.
(c)
Includes immaterial amounts related to variable rent expense.

Supplemental balance sheet information related to leases is as follows:

	November 30, 2024	February 29, 2024
Operating Leases
Operating lease, right of use assets	$5,067	$2,577
Total operating lease right of use assets	$5,067	$2,577
Accrued expenses and other current liabilities	$1,398	$782
Operating lease liabilities, less current portion	3,728	1,884
Total operating lease liabilities	$5,126	$2,666
Finance Leases
Property, plant, and equipment, gross	3,835	$3,835
Accumulated depreciation	(3,159)	(2,863)
Total finance lease right of use assets	676	$972
Accrued expenses and other current liabilities	$312	$349
Finance lease liabilities, less current portion	399	644
Total finance lease liabilities	$711	$993
Weighted Average Remaining Lease Term
Operating leases	4.4 years	4.9 years
Finance leases	2.7 years	3.1 years
Weighted Average Discount Rate
Operating leases	5.73%	4.12%
Finance leases	8.69%	8.45%

Maturities of lease liabilities on November 30 of each of the succeeding years are as follows:

	Operating Leases	Finance Leases
2025	$1,636	362
2026	1,260	236
2027	925	111
2028	880	92
2029	736	-
Thereafter	325	-
Total lease payments	5,762	801
Less imputed interest	636	90
Total	$5,126	711

As of November 30, 2024, the Company has not entered into any lease agreements that have not yet commenced.

The Company owns and occupies buildings as part of its operations. Certain space within these buildings may, from time to time, be leased to third parties from which the Company earns rental income as lessor. This leased space is recorded within property, plant, and equipment and was not material to the Company's Consolidated Balance Sheets at November 30, 2024 and February 29, 2024. Rental income earned by the Company for the three and nine months ended November 30, 2024 and 2023 was $258 and $780, respectively, as compared to $237 and $702, respectively, and is recorded within Other income (expense).

(21) Capital Structure

The Company's capital structure is as follows:

		Shares Authorized		Shares Outstanding
Security	Par Value	November 30, 2024	February 29, 2024	November 30, 2024	February 29, 2024	Voting Rights per Share	Liquidation Rights
Preferred Stock	$50.00	50,000	50,000	-	-	-	$50 per share
Series Preferred Stock	$0.01	1,500,000	1,500,000	-	-	-	—
Class A Common Stock	$0.01	60,000,000	60,000,000	19,649,703	19,698,562	1	Ratably with Class B
Class B Common Stock	$0.01	10,000,000	10,000,000	2,260,954	2,260,954	10	Ratably with Class A
Treasury Stock at cost	at cost	4,351,183	4,287,041	N/A	N/A	N/A

The Company's Class A common shares outstanding are presented net of 604,072 and 577,581 shares subject to possible redemption at November 30, 2024 and February 29, 2024, respectively (see Note 9).

During the nine months ended November 30, 2024, the Company repurchased 64,142 shares of Class A common stock, for an aggregate cost of $248. As of November 30, 2024, 816,911 shares of the Company’s Class A common stock are authorized to be repurchased in the open market.

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

We determined that we hold a variable interest in EyeLock LLC as a result of:

•
our majority voting interest and ownership of substantially all of the assets and certain liabilities of the entity; and
•
the loan agreement with EyeLock LLC, which has a total outstanding balance of $69,174 as of November 30, 2024.

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

On April 29, 2021, EyeLock LLC entered into a three-year exclusive distribution agreement (the “Distribution Agreement”) with GalvanEyes LLC (“GalvanEyes”), a Florida LLC managed by Beat Kahli, the Vice Chairman of Voxx's Board of Directors. The Distribution Agreement provided that GalvanEyes would be the exclusive distributor of EyeLock products in the European Union, Switzerland, Puerto Rico, Malaysia, and Singapore, with the exception of any existing customer relationships prior to the Distribution Agreement date. The Distribution Agreement also included a put/call arrangement, whereby GalvanEyes had the right to put the exclusivity back to EyeLock after the initial two-year period for a 20.0% interest in EyeLock. In turn, EyeLock had the ability to call the exclusivity during the term of the Distribution Agreement, based on the occurrence of certain events, which would result in a 20.0% equity interest given to GalvanEyes. Under the Distribution Agreement, in addition to paying for any products purchased, GalvanEyes agreed to pay EyeLock $10,000 in the form of an annual fee, over a two-year period, of up to $5,000 per year, with payments on a quarterly basis beginning on September 1, 2021. As of February 29, 2024, quarterly installment payments due from GalvanEyes under the Distribution Agreement were past due and totaled $2,578. A promissory note was signed by GalvanEyes on March 1, 2024 for the repayment of the remaining quarterly installments payable. The balance will be paid in eight quarterly installments beginning May 31, 2024 and ending on February 28, 2026 with interest accruing at a rate of 8%. The balance due under the promissory note at November 30, 2024, including accrued interest, totaled $2,424. A payment was received for the third quarterly promissory note installment in the amount of $352 on December 31, 2024.

On March 1, 2024, EyeLock LLC entered into a joint venture agreement (the "JV Agreement") with GalvanEyes to engage in a newly formed entity, BioCenturion LLC, to operate a biometrics business (see Note 13). EyeLock contributed assets, including all of its inventory and intangible assets, to the joint venture. Simultaneously with the formation of the joint venture and execution of the JV Agreement, the Distribution Agreement was terminated. The put option established by the Distribution Agreement was canceled and the liability of $9,817 on the Company's Consolidated Balance Sheet at February 29, 2024, representing the prepayment made by GalvanEyes of a 20.0% interest in EyeLock upon exercise of the put option, was reclassified to Additional paid in capital and Non-controlling interest in proportion to the Company's ownership interest in EyeLock. The balance due on the promissory note receivable from GalvanEyes was also reclassified to Additional paid in capital, representing a contra-equity balance until the note is repaid. On November 1, 2024, GalvanEyes was acquired by Gentex, the largest shareholder of Voxx's Class A Common Stock. Steven Downing, CEO of Gentex, also serves as a member of Voxx's Board of Directors.

The Company has concluded that BioCenturion is a variable interest entity for which EyeLock lacks the power to direct the activities that most significantly impact the joint venture's economic performance. As EyeLock is not the primary beneficiary, it does not consolidate the variable interest entity.

Assets and Liabilities of EyeLock LLC

The following table sets forth the carrying values of assets and liabilities of EyeLock LLC that were included on our Consolidated Balance Sheets as of November 30, 2024 and February 29, 2024:

	November 30, 2024	February 29, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$83	$-
Accounts receivable, net	-	64
Inventory, net	-	1,839
Due from GalvanEyes LLC, current	-	1,238
Prepaid expenses and other current assets	-	58
Total current assets	83	3,199
Equity investment	1,147	-
Property, plant and equipment, net	-	4
Intangible assets, net	-	1,514
Due from GalvanEyes LLC, less current portion	-	1,340
Other assets	-	5
Total assets	$1,230	$6,062
Liabilities and Partners' Deficit
Current liabilities:
Accounts payable	$630	$759
Interest payable to VOXX	17,853	16,525
Accrued expenses and other current liabilities	127	287
Due to VOXX	69,174	69,377
Total current liabilities	87,784	86,948
Prepaid ownership interest in EyeLock LLC due to GalvanEyes LLC	-	9,817
Other long-term liabilities	1,200	1,200
Total liabilities	88,984	97,965
Commitments and contingencies
Partners' deficit:
Capital	48,808	41,416
Retained losses	(136,562)	(133,319)
Total partners' deficit	(87,754)	(91,903)
Total liabilities and partners' deficit	$1,230	$6,062

Revenues and Expenses of EyeLock LLC

The following table sets forth the revenues and expenses of EyeLock LLC that were included in our Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended November 30, 2024 and 2023:

	For the three months ended November 30,		For the nine months ended November 30,
	2024	2023	2024	2023
Net sales	-	$91	$8	$401
Cost of sales	1	90	140	295
Gross profit	(1)	1	(132)	106
Operating expenses:
Selling	-	88	(9)	305
General and administrative	-	399	33	1,260
Engineering and technical support	-	385	(19)	1,606
Restructuring expenses	-	-	-	27
Total operating expenses	-	872	5	3,198
Operating loss	(1)	(871)	(137)	(3,092)
Other expense:
Interest and bank charges	(439)	(435)	(1,338)	(1,296)
Equity in loss of equity investee	(478)	47	(1,843)	-
Other, net	41	-	75	47
Total other expense, net	(876)	(388)	(3,106)	(1,249)
Loss before income taxes	(877)	(1,259)	(3,243)	(4,341)
Income tax expense	-	-	-	-
Net loss	$(877)	$(1,259)	$(3,243)	$(4,341)

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

Segment data for each of the Company's segments is presented below:

	Automotive Electronics	Consumer Electronics	Biometrics (a)	Corporate/ Eliminations	Total
Three Months Ended November 30, 2024
Net sales	$31,716	$73,368	-	$91	$105,175
Equity in income (loss) of equity investees (b)	860	-	(478)	-	382
Interest expense and bank charges	358	1,036	439	(478)	1,355
Depreciation and amortization expense	740	1,408	-	562	2,710
Loss before income taxes (a) (b) (c)	(14,846)	(34,018)	(878)	(232)	(49,974)

Three Months Ended November 30, 2023
Net sales	$35,920	$99,995	$92	$(747)	$135,260
Equity in income of equity investees	1,101	-	-	-	1,101
Interest expense and bank charges	440	1,925	435	(908)	1,892
Depreciation and amortization expense	773	1,466	70	644	2,953
Income (loss) before income taxes	299	5,903	(1,259)	(4,063)	880

Nine Months Ended November 30, 2024
Net sales	$85,782	$203,344	$8	$190	$289,324
Equity in income (loss) of equity investees (b)	2,776	-	(1,843)	-	933
Interest expense and bank charges	1,128	4,530	1,338	(1,530)	5,466
Depreciation and amortization expense	2,229	4,354	-	1,856	8,439
Loss before income taxes (a) (b) (c) (d)	(18,474)	(29,409)	(3,243)	(6,227)	(57,353)

Nine Months Ended November 30, 2023
Net sales	$109,749	$251,369	$401	$(691)	$360,828
Equity in income of equity investees	3,958	-	-	-	3,958
Interest expense and bank charges	1,484	5,991	1,296	(3,760)	5,011
Depreciation and amortization expense	2,471	4,420	210	2,344	9,445
Loss before income taxes	(1,601)	(1,064)	(4,341)	(16,547)	(23,553)

(a) Included in Loss before income taxes within the Automotive Electronics and Consumer Electronics segments for the three and nine months ended November 30, 2024 are impairment charges of $1,452 and $26,719, respectively, related to goodwill, and $7,436 and $7,381, respectively, related to definite-lived intangible assets. Also included in Loss before income taxes within the Consumer Electronics segment for the three and nine months ended November 30, 2024 is an impairment charge of $1,276 related to indefinite-lived intangible assets.

(b) On March 1, 2024, the Company's majority owned subsidiary, EyeLock LLC, contributed assets, including inventory and intangible assets, to a newly formed joint venture, BioCenturion LLC, which will operate a Biometrics business. For the three and nine months ended November 30, 2024, the Company accounted for its investment in BioCenturion LLC as an equity method investment (see Note 13).

(c) Included in Loss before income taxes within Corporate/Eliminations for the three and nine months ended November 30, 2024 is a gain on the sale of assets in the amount of $7,299 representing the sale of the Company's manufacturing facility in Lake Nona, FL (see Note 20).

(d) Included in Loss before income taxes within the Consumer Electronics segment for the nine months ended November 30, 2024 is a gain on the sale of a business in the amount of $8,300 and a gain on the sale of assets in the amount of $2,154 (see Note 2).

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

Performance Obligations

The Company’s primary source of revenue is derived from the manufacture and distribution of consumer electronic and automotive electronic products. Our consumer electronic products are primarily comprised of finished goods sold to retail and commercial customers, consisting of premium audio products and other consumer electronic products. Our automotive electronic products, some of which are manufactured by the Company, are sold both to OEM and aftermarket customers. We recognize revenue for sales to our customers when transfer of control of the related good or service has occurred. Our revenue was predominantly recognized under the point in time approach for the three and nine months ended November 30, 2024 and 2023. Certain telematic subscription revenues generated by our Automotive Electronics segment are recognized over time. Contract terms with certain of our OEM customers could result in additional products and services being transferred over time as a result of the customized nature of some of our products, together with contractual provisions in the customer contracts that provide us with an enforceable right to payment for performance completed to date; however, under typical terms, we do not have the right to consideration until the time of shipment from our manufacturing facilities or distribution centers, or until the time of delivery to our customers. If certain contracts in the future provide the Company with this enforceable right of payment, the timing of revenue recognition from products transferred to customers over time may be slightly accelerated compared to our right to consideration at the time of shipment or delivery.

Under ASC 606, we are required to present a refund liability and a return asset within the Consolidated Balance Sheets. The changes in the refund liability are reported in Net sales, and the changes in the return asset are reported in Cost of sales in the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income. As of November 30, 2024 and February 29, 2024, the balance of the return asset was $754 and $1,683, respectively, and the balance of the refund liability was $1,414 and $3,648, respectively, and are presented within Prepaid expenses and other current assets and Accrued expenses and other current liabilities, respectively, on the Consolidated Balance Sheets. The decline in the balances of both the return asset and refund liability is primarily a result of the sale of the Company's Voxx Accessories Corp. subsidiary on August 30, 2024 (see Note 2).

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

Contract Balances

Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date on contracts with customers. Contract assets are transferred to receivables when the rights become unconditional. Contract liabilities primarily relate to contracts where advance payments or deposits have been received, but performance obligations have not yet been met, and therefore, revenue has not been recognized. The Company had current and non-current contract liability balances totaling $3,597 at November 30, 2024 related to telematic subscription services. The following table provides a reconciliation of the Company’s contract liabilities as of November 30, 2024:

Balance at February 29, 2024	$4,419
Subscription payments received	4,178
Revenue recognized	(5,000)
Balance at November 30, 2024	$3,597

Contract liabilities totaling $2,903 at February 29, 2024 were recognized as revenue during the nine months ended November 30, 2024. $3,043 of the contract liability balance at November 30, 2024 will be recognized during the next twelve months. The Company had no contract asset balances at November 30, 2024 or February 29, 2024.

Disaggregation of Revenue

The Company operates in three reportable segments: Automotive Electronics, Consumer Electronics, and Biometrics. ASC 606 requires further disaggregation of an entity’s revenue. In the following table, the Company's net sales are disaggregated by segment and product type for the three and nine months ended November 30, 2024 and 2023:

	Three months ended November 30,		Nine months ended November 30,
	2024	2023	2024	2023
Automotive Electronics Segment
OEM Products	$9,927	$10,000	$33,779	$46,535
Aftermarket Products	21,789	25,920	52,003	63,214
Total Automotive Segment	31,716	35,920	85,782	109,749
Consumer Electronics Segment
Premium Audio Products	65,548	79,874	163,856	180,677
Other Consumer Electronic Products	7,820	20,121	39,488	70,692
Total Consumer Electronics Segment	73,368	99,995	203,344	251,369
Biometrics Segment
Biometric Products (a)	-	92	8	401
Total Biometrics Segment	-	92	8	401
Corporate/Eliminations	91	(747)	190	(691)
Total Net Sales	$105,175	$135,260	$289,324	$360,828

(a) On March 1, 2024, the Company's majority owned subsidiary, EyeLock LLC, contributed assets, including inventory and intangible assets, to a newly formed joint venture, BioCenturion LLC, which will operate a Biometrics business. For the three and nine months ended November 30, 2024, the Company accounted for its investment in BioCenturion LLC as an equity method investment (see Note 13).

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

(26) New Accounting Pronouncements

In August 2023, the FASB issued ASU No. 2023-05, "Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement." The update provides guidance requiring a joint venture to initially measure all contributions received upon its formation at fair value, largely consistent with ASC 805, Business Combinations. The guidance is intended to reduce diversity in practice and provide users of joint venture financial statements with more decision-useful information. ASC 2023-05 should be applied prospectively and is effective for all newly formed joint venture entities with a formation date on or after January 1, 2025. Early adoption is permitted, and joint ventures formed prior to the adoption date may elect to apply the new guidance retrospectively back to their original formation date. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The new guidance is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendment is effective retrospectively for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company does not expect the adoption ASU No. 2023-07 to have a material impact on its financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in the ASU address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The amendment is effective retrospectively for fiscal years beginning after December 15, 2024, on a prospective basis, with early adoption permitted. The Company is in the process of evaluating the impact that the adoption ASU No. 2023-09 will have on the financial statements and related disclosures.

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

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." Additionally, in January 2025, the FASB issued ASU No. 2025-01 to clarify the effective date of ASU No. 2024-03. The new guidance is intended to improve disclosures about a public business entity's expenses by enhancing specified information about certain costs and expenses at each interim and annual reporting period so that investors can better understand an entity’s overall performance, including its cost structure, and assess potential future cash flows. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 31, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is in the process of evaluating the impact that the adoption ASU No. 2024-03 will have on the financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-04, "Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments." The new guidance clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The new standard is effective for fiscal years beginning after December 31, 2025 and interim periods within those annual periods. Early adoption is permitted. The Company is in the process of evaluating the impact that the adoption ASU No. 2024-04 will have on the financial statements and related disclosures.

(27) Subsequent Event

On December 17, 2024, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Gentex Corporation ("Gentex"), and Instrument Merger Sub, Inc., a wholly owned subsidiary of Gentex ("Merger Sub"). On the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the "Merger"), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Gentex. In the Merger, each share of Class A Common Stock and Class B Common Stock of the Company (together, the "Company Common Stock") issued and outstanding immediately prior to the effective time of the Merger (other than (i) shares owned by Gentex, Merger Sub, the Company, or any of their respective subsidiaries, which will be cancelled and will cease to exist, and no consideration will be payable therefor, and (ii) shares that were not voted in favor of the adoption of the Merger Agreement and for which the holder properly exercised appraisal rights in accordance with the Delaware General Corporation Law in respect of such shares) will be cancelled and converted into the right to receive cash in the amount of $7.50 per share, without interest, less any required withholding taxes. Restricted stock units of the Company (“Company RSUs”) outstanding immediately before the effective time of the Merger will automatically vest in full, be cancelled and converted into the right to receive a cash payment equal to the product of (i) the number of shares of Company Common Stock underlying such Company RSU multiplied by (ii) $7.50, less applicable withholding taxes.

The respective obligations of the Company, Gentex and Merger Sub to consummate the Merger are subject to the satisfaction or waiver of certain customary conditions, including the approval of the Merger Agreement by our stockholders, the absence of any legal prohibitions against the Merger by a governmental authority of competent jurisdiction and the accuracy of the representations and warranties of the parties set forth in the Merger Agreement, subject in most cases to “material adverse effect” qualifications. Additionally, each of the parties shall have performed in all material respects all obligations required to be performed by such party. Stockholder approval of the Merger Agreement requires approval by holders of (i) a majority of the voting power of the outstanding shares of Company Common Stock present (in person or by proxy) and (ii) at least two-thirds of the voting power of the outstanding shares of the Company Common Stock not owned by Gentex or any affiliate of Gentex.

Concurrently with the execution and delivery of the Merger Agreement, two limited liability companies affiliated with John Shalam, Chairman Emeritus of the Company's Board of Directors, and Ari Shalam, Chairman of the Company's Board of Directors, Shalvoxx A Holdco LLC and Shalvoxx B Holdco LLC, entered into a Voting and Support Agreement with Gentex (“Voting Agreement”) with respect to the shares of Company Common Stock held by such entities. Ari Shalam and certain family members of John and Ari Shalam, as stockholders, entered into the Voting Agreement with respect to shares of Company Common Stock owned of record by them. Shalvoxx A Holdco LLC, Shalvoxx B Holdco LLC, Ari Shalam and the other family members of John and Ari Shalam who are party to the Voting Agreement are hereafter referred to as the "Supporting Stockholders." In the aggregate, the Supporting Stockholders own approximately 57% of the voting power of the outstanding Company Common Stock.

The transaction is expected to close during the first six months of calendar year 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information in this Quarterly Report on Form 10-Q constitutes forward-looking statements, including, but not limited to, information relating to the future performance and financial condition of the Company, the impact of certain macroeconomic events on our results of operations, the plans and objectives of the Company’s management, the successful completion of the Merger (as defined below), and the Company’s assumptions regarding such performance and plans that are forward-looking in nature and involve certain risks and uncertainties. Actual results could differ materially from such forward-looking information and could be exacerbated by supply chain issues and chip shortages, increasing interest rates, and any deterioration of the global business and economic environment as a result of these and other factors. The foregoing list of items that could impact our results is not exhaustive. Readers are advised to carefully also consider risks and uncertainties that affect the Company’s businesses described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended February 29, 2024, filed with the SEC on May 14, 2024, the “Risk Factor” section of this Quarterly Report on Form 10-Q and other reports and documents filed from time to time with the SEC.

We begin Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") with an overview of the business. This is followed by a discussion of the Critical Accounting Policies and Estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results. In the next section, we discuss our results of operations for the three and nine months ended November 30, 2024 compared to the three and nine months ended November 30, 2023. Next, we present EBITDA and Adjusted EBITDA attributable to Voxx for the three and nine months ended November 30, 2024 compared to the three and nine months ended November 30, 2023, in order to provide a useful and appropriate supplemental measure of our performance. We then provide an analysis of changes in our balance sheets and cash flows and discuss our material cash requirements in the sections entitled "Liquidity and Capital Resources." We conclude this MD&A with a discussion of "Related Party Transactions" and "Recent Accounting Pronouncements."

Unless specifically indicated otherwise, all amounts presented in our MD&A below are in thousands, except share and per share data.

Business Overview

VOXX International Corporation ("Voxx," "We," "Our," "Us," or the "Company") is a leading international manufacturer and distributor in the Automotive Electronics, Consumer Electronics, and Biometrics industries. The Company has widely diversified interests, with more than 30 global brands that it has acquired and grown throughout the years, achieving a powerful international corporate image, and creating a vehicle for each of these respective brands to emerge with its own identity. We conduct our business through sixteen wholly-owned subsidiaries: Audiovox Atlanta Corp., VOXX Electronics Corporation, Voxx Hong Kong Ltd., Voxx Consumer Electronics Hong Kong, Ltd., Audiovox International Corp., Code Systems, Inc., Oehlbach Kabel GmbH ("Oehlbach"), Schwaiger GmbH ("Schwaiger"), Invision Automotive Systems, Inc. ("Invision"), Premium Audio Company LLC ("PAC," which includes Klipsch Group, Inc., 11 Trading Company LLC, Premium Audio Company EMEA B.V., Premium Audio Company France S.A.R.L., Premium Audio Company Germany GmbH, and Premium Audio Company Pty Ltd.), Omega Research and Development Technology LLC ("Omega"), Voxx Automotive Corp., Audiovox Websales LLC, VSM-Rostra LLC (“VSM”), Directed by Voxx LLC, and Directed by Voxx Canada Ltd. (collectively, with Directed by Voxx LLC, “DEI”), as well as majority owned subsidiaries, EyeLock LLC ("EyeLock") and Onkyo Technology KK n/k/a Premium Audio Company Technology Center K.K. (“Onkyo”). We market our products under the Audiovox® brand name and other brand names and licensed brands, such as Advent®, Avital®, CarLink®, Clifford®, Code-Alarm®, Crimestopper™, Directed®, Heco®, Integra®, Invision®, Jensen®, Klipsch®, Mac Audio®, Magnat®, Oehlbach®, Omega®, Onkyo®, Prestige®, Python®, Rosen®, Rostra®, Schwaiger®, Smart Start®, Vehicle Safety Manufacturing®, and Viper®, as well as private labels through a large domestic and international distribution network. We also function as an OEM ("Original Equipment Manufacturer") supplier to several customers, as well as market a number of products under exclusive distribution agreements, such as SiriusXM satellite radio products.

Macroeconomic Factors

General economic and political conditions such as recessions; interest rates; fuel prices; inflation; foreign currency fluctuations; international tariffs; social, political, and economic risks; acts of war or terrorism (including, for example, the ongoing military conflict between Ukraine and Russia and the economic sanctions related thereto, and the conflict between Israel and Palestine), and the pending change in administration as a result of the 2024 United States presidential election, have added uncertainty in timing of customer purchases and supply chain constraints. These headwinds are also negatively impacting our customers' operations and financial performance. As a result, demand for many of our products has declined year over year as our customers are exercising caution and adapting to the current macro-economic headwinds. During Fiscal 2024, supply chain challenges continued to affect the Company's material and shipping costs, resulting in shipping delays, and negatively impacted its gross margins. The Company has, and continues to take actions to mitigate these headwinds, as well as manage the business during a period of sales downturns, including the implementation of price increases and certain supply chain improvements, such as relocating its OEM manufacturing operations to Mexico, entering into a joint venture to operate the biometrics business, and the strategic divestiture of certain assets of the Company in order to streamline operations and focus on improving profitability. The Company also continues to introduce new products across its segments and focus on driving operational improvements, discipline, and efficiencies through cost cutting measures and headcount reductions that were implemented during Fiscal 2024 and Fiscal 2025 while the Company navigates these current business challenges and near-term economic uncertainty.

As announced on August 27, 2024, coincident with the aforementioned activities, the Company began conducting the exploration of strategic alternatives in connection with its ongoing efforts to maximize shareholder value including, among other things, a potential sale of the Company, a sale of segments, operational improvements or other strategic transactions. Per its fiduciary responsibilities and to support its evaluation process, the Company's Board of Directors established a Strategic Transaction Committee which retained Solomon Partners as financial advisor and Bryan Cave Leighton Paisner LLP as legal advisor.

On December 17, 2024, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Gentex Corporation ("Gentex"), and Instrument Merger Sub, Inc., a wholly owned subsidiary of Gentex ("Merger Sub"). On the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the "Merger"), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Gentex. In the Merger, each share of Class A Common Stock and Class B Common Stock of the Company (together, the "Company Common Stock") issued and outstanding immediately prior to the effective time of the Merger (other than (i) shares owned by Gentex, Merger Sub, the Company, or any of their respective subsidiaries, which will be cancelled and will cease to exist, and no consideration will be payable therefor, and (ii) shares that were not voted in favor of the adoption of the Merger Agreement and for which the holder properly exercised appraisal rights in accordance with the Delaware General Corporation Law in respect of such shares) will be cancelled and converted into the right to receive cash in the amount of $7.50 per share, without interest, less any required withholding taxes. Restricted stock units of the Company (“Company RSUs”) outstanding immediately before the effective time of the Merger will automatically vest in full, be cancelled and converted into the right to receive a cash payment equal to the product of (i) the number of shares of Company Common Stock underlying such Company RSU multiplied by (ii) $7.50, less applicable withholding taxes.

The respective obligations of the Company, Gentex and Merger Sub to consummate the Merger are subject to the satisfaction or waiver of certain customary conditions, including the approval of the Merger Agreement by our stockholders, receipt of regulatory approvals, including the absence of any legal prohibitions against the Merger by a governmental authority of competent jurisdiction and the accuracy of the representations and warranties of the parties set forth in the Merger Agreement, subject in most cases to “material adverse effect” qualifications. Additionally, each of the parties shall have performed in all material respects all obligations required to be performed by such party. Stockholder approval of the Merger Agreement requires approval by holders of (i) a majority of the voting power of the outstanding shares of Company Common Stock present (in person or by proxy) and (ii) at least two-thirds of the voting power of the outstanding shares of the Company Common Stock not owned by Gentex or any affiliate of Gentex. The transaction is expected to close during the first quarter of calendar year 2025.

The Company continues to focus on cash flow and anticipates having sufficient resources to operate for the coming twelve-month period.

Nasdaq Delisting Notification

On January 28, 2025, the Company received a letter (the"Letter") from the Listing and Qualifications Staff of the Nasdaq Stock Market ("Nasdaq"), advising us that our failure to file our Quarterly Report on Form 10Q for the three and nine months ended November 30, 2024 (the "Form 10-Q") with the Securities and Exchange Commission (the "SEC") is in contravention of Nasdaq Listing Rule 5250(c)(1) (the "Filing Requirement"), and could serve as a basis for the delisting of our securities from Nasdaq. We have 60 days from the date of the notice to submit a plan to regain compliance with the Filing Requirement for consideration by Nasdaq. We believe that the filing of this Form 10-Q allows us to regain compliance with the Filing Requirement.

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

Acquisitions and Dispositions

The Company did not enter into any acquisition transactions during the nine months ended November 30, 2024 or 2023.

On August 30, 2024, the Company's wholly owned subsidiary, VOXX Accessories Corp. ("VAC"), completed the sale of certain assets of its domestic accessories business ("the Disposal Group"), consisting of intangible assets and inventory, to Talisman Brands Inc., dba Established Inc. (“Established" or the "Buyer”) for total consideration of $24,542, net of selling expenses. The Company recognized a gain in the amount of $8,300 on the sale of the Disposal Group for the nine months ended November 30, 2024 (see Note 2). The proceeds from the sale were used by the Company to repay outstanding debt.

On August 15, 2024, the Company's wholly owned subsidiary, Premium Audio Company, LLC ("PAC"), completed the sale of certain trade names and related inventory, to Jamo Holding Limited and Cinemaster Shanghai Ltd. for total consideration of $3,410. The Company recognized a gain of $2,154 on the sale of these assets for the nine months ended November 30, 2024 (see Note 2). The proceeds from the sale were used by the Company to repay outstanding debt.

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

Continued negative trends in the business, as well as the narrow differences between fair value and carrying value of the Klipsch and DEI reporting units and Klipsch's indefinite-lived intangible asset, may result in an impairment charge related to the goodwill or indefinite-lived intangible asset in the future. Several factors could result in future impairments, including, but not limited to deterioration in macro-economic conditions (including a recession, continued inflation, rising interest rates and foreign currency exchange rates), changes in customer preferences and trends, increased competition, and deterioration in the performance of our business or product lines. It is possible that the changes in numerous estimates associated with management judgments, assumptions and estimates made in assessing the fair value of our goodwill and indefinite-lived intangible asset, could result in a future impairment charge which may be significant.

Results of Operations

As you read this discussion and analysis, refer to the accompanying Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income, which present the results of our operations for the three and nine months ended November 30, 2024 and 2023.

The following tables set forth, for the periods indicated, certain statements of operations data for the three and nine months ended November 30, 2024 and 2023.

Net Sales

	November 30,
	2024	2023	$ Change	% Change
Three Months Ended
Automotive Electronics	$31,716	$35,920	$(4,204)	(11.7)%
Consumer Electronics	73,368	99,995	(26,627)	(26.6)%
Biometrics	-	92	(92)	(100.0)%
Corporate/Eliminations	91	(747)	838	112.2%
Total net sales	$105,175	$135,260	$(30,085)	(22.2)%

Nine Months Ended
Automotive Electronics	$85,782	$109,749	$(23,967)	(21.8)%
Consumer Electronics	203,344	251,369	(48,025)	(19.1)%
Biometrics	8	401	(393)	(98.0)%
Corporate/Eliminations	190	(691)	881	127.5%
Total net sales	$289,324	$360,828	$(71,504)	(19.8)%

Automotive Electronics sales represented 30.2% of our net sales for the three months ended November 30, 2024, compared to 26.6% in the prior year period and decreased $4,204 for the three months ended November 30, 2024, as compared to the three months ended November 30, 2023. The primary driver of this decrease was the decline in sales of aftermarket security and remote start products of approximately $2,900 for the three months ended November 30, 2024 due to factors including a slow start to the remote start season as a result of mild weather, slower consumer spending due to economic concerns, and the discontinuation of certain product lines. Sales of OEM rear seat entertainment products also decreased approximately $1,700 for the three months ended November 30, 2024, due primarily to volume reductions in existing customer programs and the termination of one customer program that was in place during the prior year. Satellite radio product sales decreased approximately $700, as customers have kept their inventory lean as a result of consumer spending declines amid current economic concerns, as well as due to the continued decline in demand, as most new vehicles come equipped with this product. Additionally, sales of aftermarket safety products declined approximately $500 for the three months ended November 30, 2024 as a result of decreased consumer spending amid current economic concerns and low vehicle inventory. Finally, sales of aftermarket rear seat entertainment products declined approximately $400, as a result of inflated vehicle pricing and high interest rates, which continue to result in lower consumer spending on vehicles. As an offset to these declines, OEM safety product sales increased approximately $1,500 during the three months ended November 30, 2024, due to new product launches during the current fiscal year that were not present during the prior year period. Additionally, sales of aftermarket accessory products increased approximately $200 due to new leather seat kit product offerings that began during the first quarter of Fiscal 2025.

Automotive Electronics sales represented 29.6% of our net sales for the nine months ended November 30, 2024, compared to 30.4% in the prior year period and decreased $23,967 for the nine months ended November 30, 2024, as compared to the nine months ended November 30, 2023. The primary driver of this decrease was the decline in sales of OEM rear seat entertainment products of approximately $15,100 for the nine months ended November 30, 2024, due to factors including volume reductions and temporary halts in existing customer programs, as well as the termination of one customer program that was in place during the prior year. Sales of aftermarket security products, including remote start and telematic products, also declined approximately $4,600 for the nine months ended November 30, 2024 as a result of a slow start to the remote start season due to mild weather, slower consumer spending due to economic concerns, and the discontinuation of certain product lines. Satellite radio product sales decreased approximately $2,200 as customers have kept their inventory lean as a result of consumer spending declines amid current economic concerns, as well as due to the continued decline in demand, as most new vehicles come equipped with this product. Sales of aftermarket rear seat entertainment products also declined approximately $1,800 for the nine months ended November 30, 2024 as a result of inflated vehicle pricing and high interest rates, which continue to result in lower consumer spending on vehicles. Additionally, sales of aftermarket safety products decreased approximately $1,500 for the nine months ended November 30, 2024 as a result of a decline in consumer spending. Finally, the Company has experienced a decrease in sales of collision avoidance products of approximately $900, as some car manufacturers who had previously eliminated these products from their OEM lines have added the products back to their new vehicles, thus negatively impacting sales in the aftermarket. As an offset to these sales declines, the Company experienced an increase in sales of OEM safety products of approximately $1,900 during the nine months ended November 30, 2024, due to new product launches during the current year period. Sales of OEM remote start products also increased approximately $900, due to the launch of a new customer program that began in the second half of the prior fiscal year. Finally, aftermarket accessories product sales increased approximately $800 during the nine months ended November 30, 2024 due to new leather seat kit product offerings that began during the first quarter of Fiscal 2025.

Consumer Electronics sales represented 69.8% of our net sales for the three months ended November 30, 2024 compared to 73.9% in the comparable prior year period and decreased $26,627 for the three months ended November 30, 2024, as compared to the three months ended November 30, 2023. The largest factor in the decline in sales in this segment for the three months ended November 30, 2024 was the sale of the Company's Voxx Accessories Corp. subsidiary ("VAC") on August 30, 2024. During the three months ended November 30, 2024, the Company no longer sold the domestic accessories products of this divested subsidiary, which resulted in a decline of approximately $10,800 in sales year over year. The Company also experienced a net decrease in domestic sales of premium home theater speakers, wireless speaker products, and other premium audio products of approximately $7,900 during the three months ended November 30, 2024 due primarily to a decrease in close-out sales of older products of approximately $2,600, as the Company sold through much of its older product inventory in the comparable prior year period to prepare for the launch of new product. Also contributing to this decline was a decrease in sales of premium party speakers, as well as the sale of the Company's Jamo brand in August 2024 and discontinuation of the sale of these products. Domestic sales of premium receiver products also declined approximately $6,600 for the three months ended November 30, 2024 due to prior year close out sales of Pioneer and Esoteric products, as the Company will no longer sell these brands, as well as due to certain products that were removed from the Amazon platform during the current quarter. In Europe and Asia, the Company experienced a net decrease in sales of premium audio and receiver products of approximately $1,100 for the three months ended November 30, 2024, due to the softening of the Chinese market, as well as the exiting of sales of Pioneer, Esoteric, and Jamo products, offset by positive sales from the launch of new premium audio products in the current year. Finally, the Company experienced a decline in European accessory product sales of approximately $600 for the three months ended November 30, 2024 primarily as a result of a decline in sales of balcony solar power products, with sales of these products normalizing in the current year after launching in the second half of Fiscal 2023. As an offset to these declines, sales of commercial speakers increased approximately $700 for the three months ended November 30, 2024 as a result of the launch of new products, as well as due to a resurgence in cinema sales during the current year.

Consumer Electronics sales represented 70.3% of our net sales for the nine months ended November 30, 2024, compared to 69.7% in the comparable prior year period and decreased $48,025 for the nine months ended November 30, 2024, as compared to the nine months ended November 30, 2023. The largest factor in the decline in sales in this segment for the nine months ended November 30, 2024 was the decrease in sales of domestic accessories products sold by the Company's Voxx Accessories Corp. subsidiary, totaling approximately $18,200. This subsidiary was sold on August 30, 2024 and during the third quarter of Fiscal 2025, the Company no longer sold the domestic accessories products of this divested subsidiary, which resulted in an overall decline in sales of approximately $10,800 during the nine months ended November 30, 2024 as compared to the nine months ended November 30, 2023. During the year to date period prior to the sale of the subsidiary, the Company experienced a decrease in sales of domestic wireless accessory speakers of approximately $4,600, which was related to a program with one of the Company's customers that did not repeat in the current year, as well as a decline in sales of domestic accessory products, including reception, hook-up, and other home accessory products, of approximately $2,900, due primarily to decreased consumer spending amid current economic concerns. The Company's European accessory product sales also declined approximately $11,400 for the nine months ended November 30, 2024. This was primarily a result of a decline in sales of balcony solar power products, with sales of these products normalizing in the current year after launching in the second half of Fiscal 2023, as well as due to fewer concerns over near-term power shortages in Europe. The Company experienced a net decrease in domestic sales of premium home theater speakers, wireless speaker products, and other premium audio products of approximately $7,800 during the nine months ended November 30, 2024 due primarily to a decrease in close-out sales of older products of approximately $8,100, as the Company sold through much of its older product inventory in the comparable prior year period to prepare for the launch of new product, as well as due to the sale of the Company's Jamo brand in August 2024 and the discontinuation of the sale of these products. This was offset by positive sales resulting from the launch of new products during the current fiscal year. Additionally, domestic sales of premium receiver products decreased approximately $7,400 for the nine months ended November 30, 2024 due to prior year close out sales of Pioneer and Esoteric products, as the Company will no longer sell these brands, as well as due to certain products that were removed from the Amazon platform during the current year. Finally, in Europe and Asia, the Company experienced a net decrease in sales of premium audio and receiver products of approximately $3,000 for the nine months ended November 30, 2024, due to the softening of the Chinese market, as well as the exiting of sales of Pioneer, Esoteric, and Jamo products, offset by positive sales from the launch of new premium audio products in the current year. As an offset to these declines, the Company experienced an increase in sales of commercial speakers of approximately $1,000 for the nine months ended November 30, 2024 as a result of the launch of new products, as well as due to a resurgence in cinema sales during the current year. The Company expects a continued downward trend in sales within its Consumer Electronics segment for the remainder of the 2025 fiscal year in comparison to prior periods, primarily as a result of the August 30, 2024 sale of the domestic accessories business of the Company's Voxx Accessories Corp. subsidiary, which contributed approximately $9,600 to sales in the fourth quarter of the 2024 fiscal year.

On March 1, 2024, the Company's majority owned subsidiary, EyeLock LLC, contributed assets, including inventory and intangible assets, to a newly formed joint venture, BioCenturion LLC, which will operate a Biometrics business. As of and for the three and nine months ended November 30, 2024, the Company accounted for its investment in BioCenturion LLC as an equity method investment with (loss) income from its equity method investee recorded within Other (Expense) Income on the Company's Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.

Gross Profit and Gross Margin Percentage

	November 30,
	2024	2023	$ Change	% Change
Three Months Ended
Automotive Electronics	$4,928	$9,262	$(4,334)	(46.8)%
	15.5%	25.8%
Consumer Electronics	17,353	27,121	(9,768)	(36.0)%
	23.7%	27.1%
Biometrics	(1)	1	(2)	(200.0)%
	-	1.1%
Corporate/Eliminations	65	(42)	107	254.8%
	$22,345	$36,342	$(13,997)	(38.5)%
	21.2%	26.9%

Nine Months Ended
Automotive Electronics	$17,572	$25,933	$(8,361)	(32.2)%
	20.5%	23.6%
Consumer Electronics	52,852	65,737	(12,885)	(19.6)%
	26.0%	26.2%
Biometrics	(133)	106	(239)	(225.5)%
	-1662.5%	26.4%
Corporate/Eliminations	155	771	(616)	(79.9)%
	$70,446	$92,547	$(22,101)	(23.9)%
	24.3%	25.6%

Gross margin percentages for the Company have decreased 570 and 130 basis points for the three and nine months ended November 30, 2024, respectively, as compared to the three and nine months ended November 30, 2023.

Gross margins in the Automotive Electronics segment decreased 1,030 and 310 basis points for the three and nine months ended November 30, 2024, respectively. The margin declines were primarily driven by inventory writedowns of approximately $4,200 for the three and nine months ended November 30, 2024 related to inventory for a customer program that is ending and is unable to be utilized for other customer programs. The decline in sales of some of the Company's high margin products, such as aftermarket security and aftermarket rear seat entertainment also negatively impacted the segment's margins for both the three and nine months ended November 30, 2024. As an offset to these negative margin impacts, one of the primary drivers of increases in margins within the Automotive Electronics segment during both the three and nine months ended November 30, 2024 has been the relocation of the manufacturing of most of the Company's OEM automotive products from Florida to Mexico, which began during the second half of Fiscal 2023 and will be completed by the end of the current fiscal year. The Company has realized improved margins on the sale of these products as a result of the cost savings generated by this move. The Company also experienced sales increases for the three and nine months ended November 30, 2024 in its higher margin OEM safety products and in OEM remote start products for the nine months ended November 30, 2024, which helped to generate higher margins for the segment. Additionally, sales of the Company's OEM rear seat entertainment products, which have consistently generated lower than normal margins under its current programs as a result of contractual pricing with customers, coupled with higher supply chain costs, declined for both the three and nine months ended November 30, 2024, as did sales of satellite radio products, which also generate low margins for the segment. The sales declines of these products contributed positively to segment margins for both periods.

Gross margins in the Consumer Electronics segment decreased 340 and 20 basis points for the three and nine months ended November 30, 2024, respectively. The margin declines were primarily driven by inventory writedowns of approximately $2,800 for the three and nine months ended November 30, 2024 related to inventory identified as slow moving during the third quarter of the fiscal year. Additionally, the decline in sales of balcony solar power products in the Company's European accessory business during the three and nine months ended November 30, 2024 contributed negatively to the segment's margins in both periods, as did the decline in sales of the Company's receiver products for the three and nine months ended November 30, 2024 both domestically, and in Europe and Asia. Finally, an increase in royalty expense for the three and nine months ended November 30, 2024 also contributed to a reduction in margins. As an offset to these negative margin impacts, on August 30, 2024, the Company sold its Voxx Accessories Corp., subsidiary, which sold domestic accessory products for the segment. Many of these products generated low margins for the segment and the absence of sales from these product lines during the three months ended November 30, 2024 has had a positive impact on margins for both the three and nine month periods. Additionally, although domestic and international sales of the Company's premium audio products decreased during both the three and nine months ended November 30, 2024, fewer low price, low margin close-out sales of older products during both periods helped to improve margins for the segment as compared to prior year, coupled with sales from the launch of new higher margin products.

On March 1, 2024, the Company's majority owned subsidiary, EyeLock LLC, contributed assets, including all of its inventory and intangible assets, to a newly formed joint venture, BioCenturion LLC, which will operate a Biometrics business. As of and for the three and nine months ended November 30, 2024, the Company accounted for its investment in BioCenturion LLC as an equity method investment with income (loss) from its equity method investee recorded within Other (Expense) Income on the Company's Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income.

Operating Expenses

	November 30,
	2024	2023	$ Change	% Change
Three Months Ended
Operating expenses:
Selling	$7,638	$10,967	$(3,329)	(30.4)%
General and administrative	16,294	15,944	350	2.2%
Engineering and technical support	8,316	7,063	1,253	17.7%
Goodwill impairment charges	28,171	-	28,171	100.0%
Intangible asset impairment charges	16,093	-	16,093	100.0%
Restructuring expenses	49	101	(52)	(51.5)%
Total operating expenses	$76,561	$34,075	$42,486	124.7%

Nine Months Ended
Operating expenses:
Selling	$25,076	$32,154	$(7,078)	(22.0)%
General and administrative	48,528	52,621	(4,093)	(7.8)%
Engineering and technical support	20,660	23,257	(2,597)	(11.2)%
Goodwill impairment charges	28,171	-	28,171	100.0%
Intangible asset impairment charges	16,093	-	16,093	100.0%
Restructuring costs	2,378	2,168	210	9.7%
Total operating expenses	$140,906	$110,200	$30,706	27.9%

Total operating expenses have increased $42,486 and $30,706 for the three and nine months ended November 30, 2024, respectively, as compared with the three and nine months ended November 30, 2023, and includes goodwill and intangible asset impairment charges totaling $44,264 for the three and nine months ended November 30, 2024. Also included in the net increase in operating expenses for the three and nine months ended November 30, 2024 are declines of $2,673 related to the Company's Voxx Accessories Corp. subsidiary which was sold on August 30, 2024.

For the three months ended November 30, 2024, selling expenses decreased $3,329, which includes a decline of $1,505 related to the Voxx Accessories Corp. subsidiary sold on August 30, 2024. In addition to the absence of VAC, the Company experienced a decline in advertising and web expenses totaling approximately $700 for the three months ended November 30, 2024, as a result of factors including lower web sales and online traffic, decreased advertising spend and fewer store displays, as well as cost containment measures and marketing strategy changes implemented during the current year. Additionally, employee salary and related benefit expenses decreased approximately $700 for the three months ended November 30, 2024, due to company-wide headcount reductions. Finally, commission expenses decreased approximately $200 during the three months ended November 30, 2024 as a result of lower sales for the quarter.

For the nine months ended November 30, 2024, selling expenses decreased $7,078, which includes a decline of $1,505 related to the Voxx Accessories Corp. subsidiary sold on August 30, 2024. In addition to the absence of VAC for the third quarter of Fiscal 2025, the Company experienced a decline in advertising and web expenses totaling approximately $3,000 for the nine months ended November 30, 2024, as a result of factors including lower web sales and online traffic, decreased advertising spend and fewer store displays, as well as cost containment measures and marketing strategy changes implemented during the current year. Employee salary and related benefit expenses also decreased approximately $1,900 for the nine months ended November 30, 2024 due to company-wide headcount reductions. Additionally, commission expenses decreased approximately $400 during the nine months ended November 30, 2024 as a result of lower sales for the year-to-date period. Finally, trade show expenses for the nine months ended November 30, 2024 declined approximately $300 as a result of fewer shows attended and lower spending related to the annual Consumer Electronics Show.

General and administrative expenses increased $350 for the three months ended November 30, 2024, as compared to the three months ended November 30, 2023, and includes a net decrease in expenses of $1,033 related to the Voxx Accessories Corp. subsidiary sold on August 30, 2024. The Company experienced an increase in professional fees of approximately $900 for the three months ended November 30, 2024 primarily as a result of due diligence services and consulting related to the Company's exploration of strategic alternatives in order to maximize shareholder value, which began during the second quarter of the current fiscal year and culminated in the Merger Agreement announced on December 18, 2024 with Gentex Corporation. The increase in professional fees was also due to higher tax and audit fees incurred during the three months ended November 30, 2024, as compared to the prior year. Salary and related benefit expenses increased approximately $400 for the three months ended November 30, 2024 as a result of employee stock grants and higher bonus accruals incurred during the quarter. Finally, taxes and licensing fees increased approximately $100 for the three months ended November 30, 2024 related to the implementation of a new ERP system the Company began undertaking during the second quarter. As an offset to these increases, and in addition to the absence of VAC, depreciation and amortization expense decreased approximately $300 for the three months ended November 30, 2024 due to certain assets of the Company being fully depreciated as compared to the prior year, including the Company's current enterprise resource planning ("ERP") system.

General and administrative expenses decreased $4,093 for the nine months ended November 30, 2024, as compared to the nine months ended November 30, 2023, which includes a decrease in expenses of $1,033 related to the Voxx Accessories Corp. subsidiary sold on August 30, 2024. In addition to the absence of VAC for the third quarter of Fiscal 2025, salary and related benefit expenses decreased approximately $2,000 for the nine months ended November 30, 2024 as a result of factors including headcount reductions implemented by the Company beginning in the second quarter of Fiscal 2024; the absence of salaries related to EyeLock LLC employees, as the business was contributed to a joint venture on March 1, 2024; and the absence of Beat Kahli's executive salary during the nine months ended November 30, 2024, as he stepped down from his position as President of the Company effective March 1, 2024. This was offset by an increase in expenses related to employee stock grants. Depreciation and amortization expense also decreased approximately $600 for the nine months ended November 30, 2024 due to certain assets of the Company being fully depreciated as compared to the prior year, including the Company's current ERP system. Legal and professional fees declined approximately $500 during the nine months ended November 30, 2024 due to a decrease in legal fees related to Onkyo, as well as litigation and consulting fees related to the Seaguard arbitration award that was settled and paid during the fourth quarter of Fiscal 2024. This was offset by increased legal and professional fees for due diligence services and consulting related to the Company's exploration of strategic alternatives in order to maximize shareholder value, which began during the second quarter of the current fiscal year and culminated in the Merger Agreement announced on December 18, 2024 with Gentex Corporation. Additionally, telephone costs decreased approximately $200 for the nine months ended November 30, 2024 as a result of lower communications charges and cost containment savings. Finally, insurance expense decreased approximately $100 for the nine months ended November 30, 2024 as a result of certain premium reductions. As an offset to these decreases, the Company experienced an increase in taxes and licensing fees of approximately $300 for the nine months ended November 30, 2024 related primarily to the implementation of a new ERP system the Company began undertaking during the second quarter of the fiscal year.

Engineering and technical support expenses increased $1,253 for the three months ended November 30, 2024, as compared to the prior year period, and includes a net decline in expenses of $134 related to the Voxx Accessories Corp. subsidiary sold on August 30, 2024. Research and development expenses increased approximately $1,400 during the three months ended November 30, 2024 primarily as a result of an increase in reserves recorded for capitalized research and development costs that may not be recoverable, as well as due to the timing of the commencement and completion of projects. As an offset to these increases and in addition to the decline related to VAC, labor expense and related benefits decreased approximately $100 for the three months ended November 30, 2024, as a result of Company-wide headcount reductions.

Engineering and technical support expenses decreased $2,597 for the nine months ended November 30, 2024, as compared to the prior year period, which includes a decline in expenses of $134 related to the Voxx Accessories Corp. subsidiary sold on August 30, 2024. The decrease was also due in part to labor expense and related benefits, which declined approximately $2,000 for the nine months ended November 30, 2024 primarily as a result of Company-wide headcount reductions, as well as lower use of outside labor during the period and higher reimbursement of engineering expenses as compared to the prior year. Research and development expense had a net decline of approximately $400 and was positively impacted by the formation of the BioCenturion LLC joint venture by EyeLock LLC and GalvanEyes Partners LLC on March 1, 2024, which EyeLock has accounted for as an equity method investment. As a result, these expenses have decreased for the Company's EyeLock subsidiary. The declines in research and development costs were offset by an increase in reserves recorded for capitalized research and development costs that may not be recoverable.

For the third quarter of Fiscal 2025, the Company assessed the relevant factors that could impact the fair value of its reporting units and intangible assets, including recent indicators in the automotive electronics and consumer electronics markets and the estimated total market value of the Company indicated by the entry into the Merger Agreement announced on December 18, 2024. Based upon this assessment, the Company determined that an interim impairment test was necessary for certain of its reporting units, the Company's indefinite-lived trademark, and certain long-lived assets as of November 30, 2024. As a result of these impairment tests, the Company determined that the goodwill of four of its reporting units, as well as long-lived assets within both the Automotive Electronics and Consumer Electronics segments, were impaired. These impairments were a result of reductions in projected cash flows due to lower projected sales volumes and profitability

Restructuring expenses were $49 and $101 for the three months ended November 30, 2024 and 2023, respectively, and $2,378 and $2,168 for the nine months ended November 30, 2024 and 2023, respectively. During the nine months ended November 30, 2024 and 2023, restructuring costs were primarily comprised of severance expense related to Company-wide headcount reductions, including those related to the domestic accessories business of the Company's Voxx Accessories Corp. subsidiary, which was sold on August 30, 2024. During the three and nine months ended November 30, 2024 and 2023, restructuring expenses also included costs related to the relocation of certain OEM production operations from Florida to Mexico, which is expected to be completed by the end of the fiscal year.

Other (Expense) Income

	November 30,
	2024	2023	$ Change	% Change
Three Months Ended
Interest and bank charges	$(1,355)	$(1,892)	$537	28.4%
Equity in income of equity investee	382	1,101	(719)	(65.3)%
Gain on sale of business	—	-	—	100.0%
Gain on sale of assets	7,299	-	7,299	100.0%
Final arbitration award	-	(752)	752	100.0%
Other, net	(2,084)	156	(2,240)	(1435.9)%
Total other expense, net	$4,242	$(1,387)	$5,629	405.8%

Nine Months Ended
Interest and bank charges	$(5,466)	$(5,011)	$(455)	(9.1)%
Equity in income of equity investee	933	3,958	(3,025)	(76.4)%
Gain on sale of business	8,300	-	8,300	100.0%
Gain on sale of assets	9,453	-	9,453	100.0%
Final arbitration award	-	(3,350)	3,350	100.0%
Other, net	(113)	(1,497)	1,384	92.5%
Total other expense, net	$13,107	$(5,900)	$19,007	322.2%

Interest and bank charges represent interest expense and fees related to the Company's bank obligations, shareholder loan, supply chain financing and factoring agreements, interest related to finance leases, and amortization of debt issuance costs. During the three months ended November 30, 2024, interest charges on the funds borrowed from the Wells Fargo Credit Facility decreased as compared to the three months ended November 30, 2023 as the Company repaid a substantial amount of the outstanding balance of the loan following the August 2024 sale of certain assets of two of its wholly owned subsidiaries, VOXX Accessories Corp. and Premium Audio Company, LLC. Additionally, in September 2024, the Company repaid the remaining outstanding balance of its Florida Mortgage following the sale of its manufacturing facility in Lake None, FL. During the nine months ended November 30, 2024, interest charges on the funds borrowed from the Wells Fargo Credit Facility increased as compared to the nine months ended November 30, 2023 primarily due to the increase in funds borrowed during the year-to-date period, as well as an increase in interest rates.

Equity in income of equity investees represents the Company's share of income from its 50% non-controlling ownership interests in ASA Electronics LLC and Subsidiaries ("ASA") and BioCenturion LLC, in which the Company began investing on March 1, 2024. The decrease in income for the three and nine months ended November 30, 2024 as compared to the prior year period is due to lower net income at ASA resulting from a decline in sales caused by current economic conditions, as well as due to losses incurred by BioCenturion which were not present in the prior year periods.

During September 2024, the Company sold its manufacturing facility in Lake None, Florida, recognizing a gain on the sale of the property totaling $7,299 for the three and nine months ended November 30, 2024. During August 2024, the Company sold certain assets of two of its wholly owned subsidiaries, VOXX Accessories Corp. and Premium Audio Company, LLC. The Company recognized gains on the sale of these assets of $8,300 and $2,154, respectively, for the nine months ended November 30, 2024.

During the three and nine months ended November 30, 2023, the Company recorded charges representing interest expense, legal fee reimbursements, and a settlement related to patent arbitration in connection with the final arbitration award due to Seaguard. The final arbitration award settlement was paid during the fourth quarter of Fiscal 2024.

Other, net includes net foreign currency gains or losses, interest income, rental income, and other miscellaneous income and expense. During the three and nine months ended November 30, 2024, the Company had net foreign currency losses of $2,415 and $1,062, respectively, as compared to net foreign currency losses of $171 and $2,419 for the three and nine months ended November 30, 2023, respectively. Foreign currency gains and losses incurred during the three and nine months ended November 30, 2024 and 2023 were primarily driven by fluctuations in the Japanese Yen, which impacted the re-measurement of the Company's Onkyo subsidiary intercompany loans and interest payable which are not of a long-term investment nature. For the three and nine months ended November 30, 2024, the Company recognized net losses of $1,039 and $260, respectively, related to these remeasurements, compared to net losses of $174 and $1,521 for the three and nine months ended November 30, 2023, respectively.

Income Tax Provision

The Company’s provision for income taxes consists of federal, foreign, and state taxes necessary to align the Company’s year-to-date tax provision with the annual effective rate that it expects to achieve for the full year. At each interim period, the Company updates its estimate of the annual effective tax rate and records cumulative adjustments, as necessary.

For the three months ended November 30, 2024, the Company recorded an income tax benefit of $513, which includes a discrete income tax provision of $43 related to the finalization of the federal tax return filing and uncertain tax position interest expense accrual. The effective tax rate for the three months ended November 30, 2024 was an income tax benefit of 1.03% on pre-tax loss of $49,974. The effective tax rate for the three months ended November 30, 2024 differed from the U.S. statutory rate of 21% as a result of a number of factors, primarily related to no income tax benefit recorded on current year Australia, Denmark, and Japan pre-tax losses given the Company maintains a full valuation allowance, the impairment of non-deductible goodwill for which no tax benefit was provided, income taxed in foreign jurisdictions at varying tax rates, nondeductible permanent differences, research and development credits, and adjustments to the deferred tax liability related to indefinite lived intangibles.

For the three months ended November 30, 2023, the Company recorded an income tax provision of $97, which includes a discrete income tax benefit of $198 related primarily to the finalization of the federal tax return filing and reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations. The effective tax rate for the three months ended November 30, 2023 was an income tax provision of 11.0% on pre-tax income of $880. The effective tax rate for the three months ended November 30, 2023 differs from the U.S. statutory rate of 21% as a result of a number of factors, primarily related to no income tax benefit recorded on current year U.S and Japanese pre-tax losses given the Company maintains a full valuation allowance, income taxed in foreign jurisdictions at varying tax rates, nondeductible permanent differences, research and development credits, and adjustments to our deferred tax liability related to indefinite lived intangibles.

For the nine months ended November 30, 2024, the Company recorded an income tax provision of $493, which includes a discrete income tax provision of $1,201 related primarily to increases in valuation allowance related to deferred tax assets in Canada and Australia. The effective tax rate for the nine months ended November 30, 2024 was an income tax expense of 0.9% on pre-tax loss of $57,353. The effective tax rate for the nine months ended November 30, 2024 differs from the U.S. statutory rate of 21% as a result of a number of factors, primarily related to no income tax benefit recorded on current year Australia, Denmark, and Japan pre-tax losses given the Company maintains a full valuation allowance, the impairment of non-deductible goodwill for which no tax benefit was provided, income taxed in foreign jurisdictions at varying tax rates, nondeductible permanent differences, research and development credits, adjustments to the deferred tax liability related to indefinite lived intangibles, and the discrete items discussed above.

For the nine months ended November 30, 2023, the Company recorded an income tax benefit of $54, which includes a discrete income tax benefit of $515 related primarily to the finalization of certain tax filings and the reversal of uncertain tax position liabilities as a result of the lapse of the applicable statute of limitations, offset by the remeasurement of state deferred taxes based on law changes enacted during the period. The effective tax rate for the nine months ended November 30, 2023 was an income tax benefit of 0.2% on pre-tax loss of $23,553. The effective tax rate for the nine months ended November 30, 2023 differs from the U.S. statutory rate of 21% as a result of a number of factors, primarily related to no income tax benefit recorded on current year U.S and Japanese pre-tax losses given the Company maintains a full valuation allowance, income taxed in foreign jurisdictions at varying tax rates, nondeductible permanent differences, research and development credits, and adjustments to our deferred tax liability related to indefinite lived intangibles.

EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are not financial measures recognized by GAAP. EBITDA represents net loss attributable to VOXX International Corporation and Subsidiaries, computed in accordance with GAAP, before interest expense and bank charges, taxes, and depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted for stock-based compensation expense, gains on the sale of certain assets and businesses, foreign currency gains and losses, restructuring expenses, goodwill and intangible asset impairments, certain non-routine and non-recurring fees, and awards. Depreciation, amortization, stock-based compensation, foreign currency gains and losses, and goodwill and intangible asset impairments are non-cash items.

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

Reconciliation of GAAP Net (Loss) Income Attributable to VOXX International Corporation to EBITDA and Adjusted EBITDA

	Three months ended November 30,		Nine months ended November 30,
	2024	2023	2024	2023
Net (loss) income attributable to VOXX International Corporation and Subsidiaries	$(43,966)	$1,912	$(50,823)	$(19,890)
Adjustments:
Interest expense and bank charges (1)	1,144	1,688	4,825	4,405
Depreciation and amortization (1)	2,569	2,808	8,024	9,003
Income tax (benefit) expense	(513)	97	493	(54)
EBITDA	(40,766)	6,505	(37,481)	(6,536)
Stock-based compensation	262	177	820	643
Gain on sale of tradename	-	-	-	(450)
Gain on sale of business	-	-	(8,300)	-
Gain on sale of assets	(7,299)	-	(9,453)	-
Foreign currency losses (1)	2,413	144	1,058	2,320
Restructuring expenses	49	101	2,378	2,168
Goodwill impairment charges (1)	24,985	-	24,985	-
Intangible asset impairment charges (1)	14,411	-	14,411	-
Non-recurring ERP implementation costs	-	-	55	-
Gain on termination of interest rate swap	(47)	-	(47)	-
Non-recurring due diligence fees	1,112	-	1,112	-
Non-routine legal fees	191	318	66	1,549
Final arbitration award	-	752	-	3,350
Adjusted EBITDA	$(4,689)	$7,997	$(10,396)	$3,044

(1)
For purposes of calculating Adjusted EBITDA for the Company, interest expense and bank charges, depreciation and amortization, foreign currency gains and losses, and goodwill and intangible asset impairment charges have been adjusted in order to exclude the non-controlling interest portion of these expenses attributable to EyeLock LLC and Onkyo Technology KK, as appropriate.

Liquidity and Capital Resources

Cash Flows, Commitments and Obligations

As of November 30, 2024, we had working capital of $92,911 which includes cash and cash equivalents of $6,349, compared with working capital of $138,885 at February 29, 2024, which included cash and cash equivalents of $10,986. We plan to utilize our current cash position as well as collections from accounts receivable, the cash generated from our operations, when applicable, and the income on our investments to fund the current operations of the business. However, we may utilize all or a portion of current capital resources to pursue other business opportunities, including acquisitions, or to further pay down our debt. As of November 30, 2024, we had cash balances totaling $237 held in foreign bank accounts, none of which would have been subject to United States federal income taxes if made available for use in the United States. The Tax Cuts and Jobs Act provides a 100% participation exemption on dividends received from foreign corporations after January 1, 2018, as the United States has moved away from a worldwide tax system and closer to a territorial system for earnings of foreign corporations.

Operating activities provided cash of $31,379 for the nine months ended November 30, 2024 due primarily to the decrease in inventory, as well as the increase in accounts payable and accrued sales incentives. This was offset by an increase in accounts receivable, as well as due to the decrease in the Company's net sales. For the nine months ended November 30, 2023, operating activities provided cash of $3,520 due primarily to the decrease in inventory and the increase in accrued sales incentives. This was offset by an increase in accounts receivable and a decrease in contingent consideration payable, as well as due to the decrease in the Company's net sales and losses incurred by EyeLock LLC.

Investing activities provided cash of $18,765 during the nine months ended November 30, 2024 primarily due to proceeds from the sale of assets, offset by capital expenditures. For the nine months ended November 30, 2023, investing activities used cash of $1,973 primarily due to capital expenditures, offset by the proceeds from the sale of certain intangible assets.

Financing activities used cash of $55,624 during the nine months ended November 30, 2024 due primarily to repayments of borrowings from the Credit Facility, the Florida mortgage, and finance leases, as well as due to the settlement of market stock and restricted stock units and the purchase of treasury shares. This was offset by borrowings from the Company's Credit Facility and proceeds from the repayment of a shareholder loan receivable. During the nine months ended November 30, 2023, financing activities provided cash of $614 due primarily to borrowings from the Company's Credit Facility. This was offset by repayments of borrowings from the Credit Facility, the Florida Mortgage, and finance leases, as well as due to the purchase of treasury shares.

The Company has a senior secured credit facility (the "Credit Facility") that provides for a revolving credit facility with committed availability of up to $165,000. The availability under the revolving credit line within the Credit Facility is subject to a borrowing base, which is based on eligible accounts receivable, eligible inventory, certain real estate, and certain intellectual property, subject to reserves as determined by the lender. The availability under the revolving credit line of the Credit Facility was $81,774 as of November 30, 2024.

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

Material Cash Requirements

Certain contractual cash obligations and other commercial commitments will impact our short and long-term liquidity. At November 30, 2024, such obligations and commitments are as follows:

	Amount of Commitment Expiration per Period
Contractual Cash Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Finance lease obligation (1)	$711	$312	$310	$89	$-
Operating leases (1)	5,126	1,398	1,897	1,519	312
Total contractual cash obligations	$5,837	$1,710	$2,207	$1,608	$312
Other Commitments
Bank obligations (2)	$15,000	$-	$15,000	$-	$-
Stand-by and commercial letters of credit (3)	1,401	1,401	-	-	-
Other (4)	3,837	3,837	-	-	-
Unconditional purchase obligations (5)	61,668	61,668	-	-	-
Total other commitments	81,906	66,906	15,000	-	-
Total commitments	$87,743	$68,616	$17,207	$1,608	$312

1.
Represents total principal payments due under operating and finance lease obligations. Total current balances (included in Accrued expenses other current liabilities) due under finance and operating lease obligations are $312 and $1,398, respectively, at November 30, 2024. Total long-term balances due under finance and operating leases are $399 and $3,728, respectively, at November 30, 2024.
2.
Represents amounts outstanding under the Company’s Credit Facility at November 30, 2024.
3.
We issue standby and commercial letters of credit to secure certain purchases and insurance requirements.
4.
This amount represents the outstanding balance of the shareholder loan payable to a joint venture partner.
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

On March 1, 2024, EyeLock LLC entered into a joint venture agreement with GalvanEyes Partners LLC to form BioCenturion LLC. The joint venture operates a biometrics business. Each of the members agreed to contribute selected assets to the joint venture, with GalvanEyes controlling the day-to-day operations of the joint venture. All working capital needs and funding of the joint venture shall be borne by GalvanEyes for the first two years. Concurrent with the formation of the joint venture, the distribution agreement between EyeLock LLC and GalvanEyes LLC was terminated. See Note 13 of the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q.

On November 1, 2024, Gentex Corporation, the largest shareholder of Voxx's Class A Common Stock, acquired GalvanEyes LLC. Steven Downing, CEO of Gentex Corporation, serves as a member of Voxx's Board of Directors.

From March 1, 2023 through February 29, 2024, Beat Kahli served as President of VOXX International Corporation. On March 1, 2024, he resigned as President, but continues to serve as Vice Chairman of the Board of VOXX International Corporation. Patrick Lavelle resumed his role as President of the Company on March 1, 2024.

On December 17, 2024, the Company entered into the Merger Agreement with Gentex and Merger Sub. On the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Gentex. In the Merger, each share of Company Common Stock issued and outstanding immediately prior to the effective time of the Merger (other than (i) shares owned by Gentex, Merger Sub, the Company, or any of their respective subsidiaries, which will be cancelled and will cease to exist, and no consideration will be payable therefor, and (ii) shares that were not voted in favor of the adoption of the Merger Agreement and for which the holder properly exercised appraisal rights in accordance with the Delaware General Corporation Law in respect of such shares) will be cancelled and converted into the right to receive cash in the amount of $7.50 per share, without interest, less any required withholding taxes. Restricted stock units of the Company (“Company RSUs”) outstanding immediately before the effective time of the Merger will automatically vest in full, be cancelled and converted into the right to receive a cash payment equal to the product of (i) the number of shares of Company Common Stock underlying such Company RSU multiplied by (ii) $7.50, less applicable withholding taxes. The transaction is expected to be close during the first quarter of calendar year 2025.

New Accounting Pronouncements

We are required to adopt certain new accounting pronouncements. See Note 26 to our consolidated financial statements included herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

Voxx conducts business in various non-U.S. countries, including Germany, Canada, Mexico, China, Hong Kong, Venezuela, Denmark, the Netherlands, France, Australia, and Japan and thus is exposed to market risk for changes in foreign currency exchange rates. As a result, we have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside of the U.S., which can adversely impact our net income and cash flows. For the three and nine months ended November 30, 2024, a uniform 10% strengthening of the U.S. dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $2,500 and $6,600, and a decrease in net income of approximately $250 for the three months ended November 30, 2024 and an increase in net loss of $270 for the nine months ended November 30, 2024. The effects of foreign currency exchange rates on future results would also be impacted by changes in sales levels or local currency prices.

While the prices we pay for products purchased from our suppliers are principally denominated in United States dollars, price negotiations depend in part on the foreign currency of foreign manufacturers, as well as market, trade, and political factors. The Company also has exposure related to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in its foreign operations, and U.S. dollar denominated purchases in its foreign subsidiaries. One of the Company's Euro subsidiaries enters forward contracts to hedge certain U.S. dollar transactions. The Company minimizes the risk of nonperformance on the forward contracts by transacting with major financial institutions. On November 30, 2024, the Company had outstanding forward foreign currency contracts designated for hedge accounting. For the three and nine months ended November 30, 2024, unrealized gains of $808 and $821 were recorded in other comprehensive income associated with these contracts.

We are also subject to risk from changes in foreign currency exchange rates from the translation of financial statements of our foreign subsidiaries and for long-term intercompany loans with the foreign subsidiaries. These changes result in cumulative translation adjustments, which are included in Accumulated other comprehensive (loss) income. At November 30, 2024, we had translation exposure to various foreign currencies with the most significant being the Euro and the Japanese Yen. A hypothetical 10% adverse change in the foreign currency rates would result in a negative impact of $10 on Other comprehensive (loss) income for the nine months ended November 30, 2024.

Interest Rate Risk

Our earnings and cash flows are subject to fluctuations due to changes in interest rates on investment of available cash balances in money market funds and investment grade corporate and U.S. government securities. In addition, our bank loans expose us to changes in short-term interest rates since interest rates on the underlying obligations are either variable or fixed. We have variable rate indebtedness related to our Credit Facility. Our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates to the extent that we have balances outstanding under this variable rate loan. At November 30, 2024, the balance outstanding on the Credit Facility was $15,000 (see Note 18).

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures are effective as of November 30, 2024 to provide reasonable assurance that information required to be disclosed by the Company in its filing under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no material changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the nine months ended November 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 25 of the Notes to the Unaudited Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and Note 16 of the Form 10-K for the fiscal year ended February 29, 2024 for information regarding legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company’s Form 10-K for the fiscal year ended February 29, 2024, other than the following:

We may fail to consummate the Merger, and uncertainties related to the consummation of the Merger may have a material adverse effect on our business, results of operations and financial condition and negatively impact the trading price of our shares of Class A common stock.

The Merger is subject to the satisfaction of a number of conditions beyond our control, including receiving the requisite stockholder approval and other customary closing conditions. Failure to satisfy the conditions to the Merger could prevent or delay the completion of the Merger. Further, regulators may impose conditions, obligations or restrictions on the Merger that may have the effect of delaying or preventing its completion. If the Merger does not close, we may suffer other consequences that could adversely affect our business, financial condition, operating results, and stock price, and our stockholders would be exposed to additional risks, including, but not limited to:

•
to the extent that the current trading price of our shares of Class A common stock reflects an assumption that the Merger will be completed, the trading price of such shares could decrease;
•
investor confidence in us could decline, shareholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel;
•
we have incurred, and will continue to incur, significant expenses for professional services in connection with the Merger for which we will have received little or no benefit if the Merger is not consummated;
•
any disruptions to our business resulting from the announcement and pendency of the Merger, including adverse changes in our relationships with customers, suppliers, partners and employees, may continue or intensify in the event the Merger is not consummated or is significantly delayed; and
•
the requirement that we pay a termination fee to Gentex under certain circumstances.

There also is no assurance that the Merger and the other transactions contemplated by the Merger Agreement will occur on the terms and timeline currently contemplated or at all.

If the proposed Merger is delayed or not completed, the trading price of our shares of Class A common stock may decline, including to the extent that the current trading price of such shares reflects an assumption that the Merger and the other transactions contemplated by the Merger Agreement will be consummated without delays, which could have a material adverse effect on our business, results of operations and financial condition. If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Gentex. These costs could require us to use available cash that would have otherwise been available for other uses.

If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee to Gentex of $7,500. If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the trading price of our common stock.

While the Merger Agreement is in effect, we are subject to certain interim covenants, which may disrupt our plans and operations.

The Merger Agreement generally requires us to operate our business in the ordinary course, subject to certain exceptions, including as required by applicable law, pending consummation of the Merger, and subjects us to customary interim operating covenants that restrict us from taking certain specified actions until the Merger is completed or the Merger Agreement is terminated in accordance with its terms. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Merger and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.

Uncertainties relating to the Merger could impact our relationships with customers, employees and other third parties, which could have a material adverse effect on our business, results of operations and financial condition.

Uncertainty about the pendency of the Merger and the effect of the Merger on employees, customers and other third parties who deal with us may have a material adverse effect on our business, results of operations and financial condition. These uncertainties may impair our ability to attract, retain and motivate key personnel pending the consummation of the Merger, as such personnel may experience uncertainty about their future roles following the consummation of the Merger. Additionally, these uncertainties could cause customers and other third parties who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us, all of which could have a material adverse effect on our business, results of operations, financial condition and trading price of our common stock.

The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us for greater consideration than what Gentex has agreed to pay pursuant to the Merger Agreement.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a party other than Gentex. Under the Merger Agreement, we became subject to customary restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide information to, and participate in discussions and engage in negotiations with, third parties regarding any alternative acquisition proposals, subject to a customary “fiduciary out” provision. These restrictions, including the added expense of the termination fees that may become payable by us in certain circumstances, might discourage a third party that has an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We have an ongoing authorization from our Board of Directors to repurchase shares of the Company's Class A Common Stock. During the nine months ended November 30, 2024, the Company repurchased 64,142 shares of Class A Common Stock for an aggregate cost of $248, as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
5/1/2024 - 5/31/2024	64,142	3.81	64,142	816,911
Total other commitments	64,142

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated December 17, 2024, by and among the Company, Gentex Corporation and Instrument Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2024).*

10.1	Fourth amendment to the Employment Agreement dated July 8, 2019, between the Company and Patrick M. Lavelle (filed herewith).

10.2	Fifth amendment to the Employment Agreement dated July 8, 2019, between the Company and Patrick M. Lavelle (filed herewith).

10.3	Fifth amendment to the Employment Agreement dated July 8, 2019 between the Company and Loriann Shelton (filed herewith).

10.4	Sixth amendment to the Employment Agreement dated July 8, 2019 between the Company and Loriann Shelton (filed herewith).

10.5	Fourth amendment to the Employment Agreement dated July 8, 2019 between the Company and Charles M. Stoehr (filed herewith).

10.6

Voting and Support Agreement, dated December 17, 2024, by and among Gentex Corporation, Instrument Merger Sub, Inc., Shalvoxx A Holdco LLC, Shalvoxx B Holdco LLC, Ari Shalam and certain Shalam Family members (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 18, 2024.

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

101

The following materials from VOXX International Corporation's Quarterly Report on Form 10-Q for the period ended November 30, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii), the Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) the Unaudited Consolidated Statements of Stockholders’ Equity, (iv) the Unaudited Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Pursuant to Item 601(a)(5) of Regulation S-K, certain exhibits and schedules have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOXX INTERNATIONAL CORPORATION

February 7, 2025

By:	/s/ Patrick M. Lavelle
Patrick M. Lavelle,
President and Chief Executive Officer

By:	/s/ Loriann Shelton
Loriann Shelton,
Senior Vice President, Chief Financial Officer, and Chief Operating Officer